Form 10-K
period 2014-12-31
NEWELL RUBBERMAID INC
filed 2015-03-02
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

There were 268.5 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2015. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2014) beneficially owned by non-affiliates of the Registrant was approximately $8.4 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
“Newell Rubbermaid” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to the Company and its subsidiaries unless the context otherwise requires. The Company was founded in Ogdensburg, NY in 1903 and is incorporated in Delaware. The Company’s principal executive office is located at Three Glenlake Parkway, Atlanta, Georgia 30328, and the Company’s telephone number is 770-418-7000.
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
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
The Company is driving its strategy, the Growth Game Plan, into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five business segments. The Company’s five segments and the key brands included in each segment are as follows:

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Parker®, Waterman® and Dymo® Office

•	Home Solutions: Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor® and Goody®

•	Tools: Irwin®, Lenox®, hilmorTM and Dymo® Industrial

•	Commercial Products: Rubbermaid Commercial Products® and Rubbermaid® Healthcare

•	Baby & Parenting: Graco®, Baby Jogger®, Aprica® and Teutonia®
During 2014, the Company completed the acquisitions of Ignite Holdings, LLC (“Ignite”) and Baby Jogger Holdings, Inc. (“Baby Jogger”) and acquired the assets of bubba brands, inc. (“bubba”). Ignite and bubba are designers and marketers of durable beverage containers under the brands Contigo, Avex® and bubba, and these businesses are included in the Company’s Home Solutions segment. Baby Jogger is a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories under the Baby Jogger brand and its City Mini® and City Select® sub-brands. Baby Jogger is included in the Company’s Baby & Parenting segment.
Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined in 2014 that its Endicia® and Culinary electrics and retail businesses do not align with the Company’s long-term growth plans and has initiated plans to sell these businesses. Accordingly, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell those businesses, and the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The Endicia business provides on-line postage solutions. The Culinary electrics business sells kitchen electrics and accessories to retailers, and the retail business sells cookware products and accessories through outlet stores.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.

STRATEGIC INITIATIVES
Newell Rubbermaid is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value. In 2014, the Company increased advertising investments in support of its brands by $52.8 million compared to 2013, and the Company intends to continue to leverage its portfolio of leading brands to create a margin structure that allows for further increases in brand investment.
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

During 2014, the Company executed against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business. The Company expects to continue to implement the Strategic Phase of the Growth Game Plan in 2015.
The Company will continue implementing changes to drive the Growth Game Plan strategy into action. These changes are the foundation of Project Renewal and are organized into the following five workstreams:

•	Organizational Simplification: The Company has de-layered its top structure and further consolidated its businesses from nine global business units (“GBUs”) to five business segments.

•	EMEA Simplification: The Company is focusing its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

•
Best Cost Finance: The Company is delivering a simplified approach to decision support, transaction processing and information management by leveraging SAP and the streamlined business segments to align resources with the Growth Game Plan.

•	Best Cost Back Office: The Company is driving “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

•	Supply Chain Footprint: The Company is further optimizing manufacturing and distribution facilities across its global supply chain.
In October 2014, the Company announced an expansion of Project Renewal focused on the Organizational Simplification and Supply Chain workstreams. The expansion of Project Renewal is designed to release costs in the areas of procurement, manufacturing and distribution, and through further overhead reduction. The expansion of Project Renewal is intended to focus on significantly reducing complexity in the business and simplifying the Company’s approach to bringing products and programs to market. Project Renewal is expected to be fully implemented by the end of 2017.
In implementing its strategy and its change agenda, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
BUSINESS SEGMENTS
The Company’s five business segments and the key brands included in each of the segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Writing
The Company’s Writing segment is comprised of Win Bigger businesses within the framework of the Growth Game Plan. The Writing segment designs, manufactures or sources and distributes writing instruments and labeling solutions, primarily for use in business and the home. The segment’s product offerings include markers, highlighters, and everyday and fine writing instruments and accessories. Permanent/waterbase markers, dry erase markers, highlighters and art supplies are primarily sold under the Sharpie®, Expo®, Sharpie® Accent® and Prismacolor® trademarks. Ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies are primarily sold under the Paper Mate®, InkJoy®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America and certain areas in Latin America), Sharpie®, Mongol® and Liquid Paper®

trademarks. Fine writing instruments are primarily sold under the Parker®, Waterman® and Rotring® trademarks. The Writing segment’s on-demand labeling solutions are primarily sold under the Dymo® Office trademark.
The Writing segment generally markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, travel retail, on-line and other retailers.

Home Solutions
The Company’s Home Solutions segment is a Win Where We Are business within the framework of the Growth Game Plan. The Home Solutions segment designs, manufactures or sources and distributes a wide range of consumer products under multiple brand names. Indoor/outdoor organization products and food and home storage products are primarily sold under the Rubbermaid®, Roughneck® and TakeAlongs® trademarks. On-the-go hydration and thermal bottles are primarily sold under the Rubbermaid®, Contigo®, Avex® and bubba® trademarks. Aluminum and stainless steel cookware, bakeware, cutlery, and kitchen gadgets and utensils are primarily sold under the Calphalon®, Kitchen Essentials®, Cooking with Calphalon™ and Calphalon® Unison™ trademarks. Window treatments are primarily sold under the Levolor® trademark. Hair care accessories and grooming products are marketed primarily under the Goody® trademark.
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
Commercial Products
The Company’s Commercial Products segment is comprised primarily of Win Bigger businesses within the framework of the Growth Game Plan. The Commercial Products segment designs, manufactures or sources and distributes cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts. Rubbermaid Commercial Products® primarily sells its products under the trademarks Rubbermaid®, Brute® and Rubbermaid® Healthcare.
The Commercial Products segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers.
Baby & Parenting
The Company’s Baby & Parenting segment is a Win Where We Are business within the framework of the Growth Game Plan. The Baby & Parenting segment designs and distributes infant and juvenile products such as car seats, strollers, swings, highchairs and playards, and primarily sells its products under the trademarks Graco®, Citi Mini®, Citi Select®, Aprica® and Teutonia®. The Baby & Parenting segment sources substantially all of its products.
The Baby & Parenting segment primarily markets its products directly to mass merchants, department stores, distributors and on-line retailers.

NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for continuing operations for 2014, 2013 and 2012 for the Company’s five business segments. During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The net sales of these businesses have been classified as discontinued operations for all periods presented and are therefore not included in the net sales amount in the table below. The Company acquired Ignite, bubba and Baby Jogger during 2014, and the net sales of these businesses are included in the table below only since the acquisition date of each business. Ignite and bubba are included in the Home Solutions segment, and Baby Jogger is included in the Baby & Parenting segment (in millions, except percentages).

	2014	% of Total	2013	% of Total	2012	% of Total
Writing	$1,708.9	29.8%	$1,653.6	29.5%	$1,682.0	30.5%
Home Solutions	1,575.4	27.5%	1,560.3	27.8%	1,524.6	27.7%
Tools	852.2	14.9%	817.9	14.6%	806.1	14.6%
Commercial Products	837.1	14.6%	785.9	14.0%	759.7	13.8%
Baby & Parenting	753.4	13.2%	789.3	14.1%	736.1	13.4%
Total Company	$5,727.0	100.0%	$5,607.0	100.0%	$5,508.5	100.0%
Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 10.6%, 11.2% and 10.3% of consolidated net sales for 2014, 2013 and 2012, respectively, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.
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

Foreign Operations
Information regarding the Company’s 2014, 2013 and 2012 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s Venezuela operations.
Raw Materials and Sourced Finished Goods
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, aluminum and gold. The Company’s resin purchases principally comprise polyethylene, polypropylene and copolyester. Over the long-term, the Company has experienced inflation in raw material prices, labor and sourced products, and the Company expects continued inflation pressures in 2015. On an annualized basis, resin and metals consumed as raw materials generally represent 10% to 15% of annual cost of products sold, with neither resin nor metals individually representing more than 10% of cost of products sold.
The Company also relies on third-party manufacturers as a source for finished goods.  Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all of the finished goods for a product line. In particular, certain businesses within the Baby & Parenting and Home Solutions segments rely on third-party manufacturers for substantially all of their products. Specifically, the Company’s Baby & Parenting segment has a single source of supply for products that comprise a majority of Baby & Parenting’s sales and which owns the intellectual property for many of those products.
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
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Sharpie®,” “Paper Mate®,” “Parker®,” “Waterman®,” “Dymo®,” “Rubbermaid®,” “Contigo®,” “Levolor®,” “Goody®,” “Calphalon®,” “Irwin®,” “Lenox®,” “Graco®,” “Baby Jogger®” and “Aprica®.”

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
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 10.6% of net sales in 2014, across substantially all segments. The Company’s top-ten customers in 2014 included (in alphabetical order): Amazon, Bed Bath & Beyond, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal-Mart.

Environmental Matters
Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Research and Development
The Company’s research and development efforts focus on developing new, differentiated and innovative products to meet consumers’ needs. The Company’s product development efforts begin with consumer insights, and the Company has consolidated its consumer marketing and insight capabilities into a global center of excellence and is investing further to strengthen these capabilities. The Company continues to invest to strengthen its product design and research and development capabilities and has consolidated its design and innovation capabilities into a center of excellence. The Company’s enhanced marketing and insight and research and development capabilities have been leveraged to implement a new ideation process throughout the business, resulting in idea fragments that feed the development of product concepts.
Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Employees
As of December 31, 2014, the Company had approximately 17,400 employees worldwide. Approximately 2,200 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute.

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
The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America, and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging global economic conditions, particularly outside the U.S., there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company’s products, as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions, including the deterioration in the creditworthiness of, or a default by, the issuers of sovereign debt. Such events could negatively impact the Company’s overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the Company’s business.
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

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors, combined with the overall economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. In particular, a loss of, or a failure by, one of the Company’s large customers would adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.
The Company’s customers may further consolidate, which could adversely affect its sales and margins.
The Company’s customers have steadily consolidated over the last two decades. In 2013, two of the Company’s large customers, Office Depot and OfficeMax, completed their previously announced merger. In February 2015, Staples and Office Depot announced plans to merge. The Company currently expects the combined companies will take actions to harmonize pricing from their suppliers, close retail outlets and rationalize their supply chain, which will negatively impact the Company’s sales and margins and adversely affect the Company’s business and results of operations. There can be no assurance that following consolidation these and other large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it is likely to result in future pressures that could reduce the Company’s sales and margins and have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company’s plans to continue to improve productivity and reduce complexity and costs may not be successful, which would adversely affect its ability to compete.
The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. The Company is currently in the process of implementing Project Renewal, a global initiative designed to reduce the complexity of the organization, increase investment in the Company’s most significant growth platforms and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. Project Renewal may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. In addition, such initiatives require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
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

If the Company does not continue to develop and maintain consumer-meaningful brands, or realize the anticipated benefits of increased advertising spend, its operating results may suffer.
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
The Company purchases raw materials, including resin, principally polyethylene, polypropylene and copolyester, corrugate, steel, gold, brass, carbide and aluminum, which are subject to price volatility and inflationary pressures. The Company’s success is dependent, in part, on its continued ability to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and price increases and adversely impact the Company’s financial results.
If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth and profitability could be adversely impacted.
The Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully remains an important factor in the Company’s future growth. In 2014, the Company completed the acquisitions of Ignite and Baby Jogger and the assets of bubba. The Company’s ability to successfully integrate these or any other acquired business is dependent upon its ability to identify suitable acquisition candidates, integrate and manage product lines that have been acquired, obtain anticipated cost savings and operating income improvements within a reasonable period of time, assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, and manage unanticipated demands on the Company’s management, operational resources and financial and internal control systems. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and access to credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital. The Company may not successfully manage these or other risks it may encounter in acquiring a business or product line, which could have a material adverse effect on its business.
Circumstances associated with divestitures and product line exits could adversely affect the Company’s results of operations and financial condition.
The Company continues to evaluate the performance and strategic fit of its businesses and products. During 2014, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell these businesses, and the Company may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. A decision to divest or discontinue a business or product may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

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
The Company has foreign currency translation and transaction risks that may materially adversely affect the Company’s operating results, financial condition and liquidity.

The financial position and results of operations of many of the Company’s international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in the Company’s financial statements. The strengthening of the U.S. Dollar against these foreign currencies ordinarily has a negative impact on the Company’s reported sales and operating margin (and conversely, the weakening of the U.S. Dollar has a positive impact). For the year ended December 31, 2014, foreign currency unfavorably affected reported sales by $115.3 million compared to the year ended December 31, 2013. The volatility of foreign exchange rates may materially adversely affect the Company’s operating results.

The margin impacts from changes in foreign currency are because the Company’s costs for produced and sourced products are largely denominated in U.S. Dollars, and the Company’s international operations generally sell the Company’s products at prices denominated in local currencies. When local currencies decline in value relative to the U.S. Dollar in the regions in which the Company sells products whose costs are denominated in U.S. Dollars, the Company’s international businesses would need to increase the local currency sales prices of the products and/or reduce costs through productivity or other initiatives in order to maintain the same level of profitability. The Company may not be able to increase the selling prices of its products in its international businesses due to market dynamics, competition or otherwise and may not realize cost reductions through productivity or other initiatives. As a result, gross margins and overall operating results of the Company’s international businesses would be adversely affected when the U.S. Dollar strengthens.

The Company has been and will continue to be impacted by developments in Venezuela including the significant devaluations of the Venezuelan Bolivar Fuerte that have occurred in recent years as well as the implementation of related exchange controls. In addition, in the first quarter of 2014, the Venezuelan government issued a Law on Fair Pricing which establishes a maximum profit margin of 30%, thereby limiting the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluation. In 2015, regulations will require the Company to identify the ultimate retail price to consumers on products it sells, which could adversely affect the prices the Company charges to its distributor customers. Going forward, additional government actions, including in the form of further currency devaluations, continued import authorization controls, foreign exchange, price or profit controls or expropriation or other form of government take-over could have further adverse impacts on the Company’s business, results of operations, cash flows and financial condition.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

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
Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal and environmental matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations. For example, the United States Consumer Product Safety Commission and Health Canada are advocating for more strict design standards for window blinds that if implemented, would require the Company to redesign all window blinds sold in the U.S. and Canada. For certain products, redesign may not be possible or practical, and as a result, the Company would lose revenues from the sales of such products.
As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted.

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
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats, which was later expanded to include harness buckles used on certain infant car seats manufactured between July 2010 and May 2013. The Company’s results for the year ended December 31, 2014 included $15.0 million of charges reflecting the cost of the recall of the harness buckles used on certain toddler and infant car seats (which does not include any fines or penalties that may result from the investigation into the circumstances related to the recall announced by the National Highway Traffic Safety Administration in December 2014). Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention, may exceed the amount of insurance coverage or could be excluded under the terms of the policy.
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

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
WRITING	IL	Downers Grove	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	Belgium	Sint Niklaas	O	Labeling Technology
	CA	Palo Alto	L	On-line Postage
	UK	London	L	Fine Writing
HOME SOLUTIONS	OH	Mogadore	L/O	Home Products
	KS	Winfield	L/O	Home Products
	Canada	Calgary	L	Home Products
	IL	Chicago	L	Beverage
	MO	Jackson	O	Home Storage Systems
	OH	Perrysburg	O	Cookware
	OH	Bowling Green	L	Cookware
	Mexico	Agua Prieta	L	Window Treatments
	UT	Ogden	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
TOOLS	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Poland	Zerniki	L	Tools
COMMERCIAL PRODUCTS	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
	Mexico	Agua Prieta	L	Medical Products
BABY & PARENTING	PA	Exton	L	Infant Products
	VA	Richmond	L	Infant Products
	Japan	Nara	O	Infant Products
	Japan	Osaka	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	O	Infant Products
	China	Zhongshan	L	Infant Products
	China	Beijing	L	Infant Products
CORPORATE	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	Switzerland	Geneva	L	Office
	Japan	Tokyo	L	Shared
	Australia	Dandenong	L	Office
	MI	Kalamazoo	L	R&D
SHARED FACILITIES	AR	Bentonville	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	NC	High Point	L	Shared Services
	Canada	Bolton	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	France	Malissard	L/O	Shared Services
	France	Paris	L	Shared Services
	Italy	Milan	L	Shared Services
	Poland	Poznan	L	Shared Services
	Poland	Zerniki	L	Shared Services
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	54	President and Chief Executive Officer
William A. Burke	54	Executive Vice President, Chief Operating Officer
Paula S. Larson	52	Executive Vice President, Chief Human Resources Officer
John K. Stipancich	46	Executive Vice President, Chief Financial Officer and General Counsel and Corporate Secretary
Mark S. Tarchetti	39	Executive Vice President, Chief Development Officer
Michael B. Polk has been President and Chief Executive Officer of the Company since July 2011. He joined the Company’s Board of Directors in November 2009 and served as a member of the Audit Committee prior to assuming his current role. Prior thereto, he was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent 16 years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific; President, Biscuits and Snacks Sector; and was a member of the Kraft Foods Management Committee. Mr. Polk also serves as a director of Colgate-Palmolive Company.
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
John K. Stipancich was named Executive Vice President, Chief Financial Officer and General Counsel and Corporate Secretary in February 2015. Prior thereto, he served as Executive Vice President, General Counsel and Corporate Secretary and EMEA Executive Leader since October 2012 and Interim Chief Financial Officer since October 2014. Prior thereto, he served as Senior Vice President, General Counsel and Corporate Secretary from January 2010 to October 2012. From November 2004 through December 2009, he served as Vice President and General Counsel to several of the Company’s businesses.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York Stock Exchange (symbol: NWL). As of January 31, 2015, there were 10,872 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2014		2013
Quarters	High	Low	High	Low
First	$32.54	$29.14	$26.11	$21.72
Second	31.61	28.27	28.47	24.90
Third	35.25	30.85	27.97	24.32
Fourth	38.73	31.14	32.54	26.29
The Company has paid regular cash dividends on its common stock since 1947. For 2014, the Company paid a quarterly cash dividend of $0.15 per share in the first quarter and $0.17 per share in each of the second, third and fourth quarters. For 2013, the Company paid a quarterly cash dividend of $0.15 per share. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
In February 2015, the Company’s Board of Directors approved a 12% increase in the quarterly dividend from $0.17 per share to $0.19 per share, effective with the quarterly dividend payable in March 2015.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2014:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2014	—	$—	—	$37,417,583
November 2014	432,281	35.64	411,223	522,327,987
December 2014	2,389,548	36.30	2,367,151	436,394,348
Total	2,821,829	$36.20	2,778,374
 __________________

(1)
During 2014, all share purchases other than those pursuant to the Company’s share repurchase program (the “SRP”) were made to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In November and December, in addition to the shares purchased under the SRP, the Company purchased 21,058 shares (average price: $34.76), and 22,397 shares (average price: $36.06), respectively, in connection with the vesting of employees’ stock-based awards.

(2)
Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares from February 2014 through the end of 2016. In November 2014, the SRP was further expanded and extended such that the Company may repurchase up to an additional $500.0 million of its outstanding shares through the end of 2017, which is in addition to the $300.0 million authorization in February 2014. The average per share price of shares purchased in November and December 2014 relating to the SRP was $35.68 and $36.30, respectively.

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

	2014(1)	2013(1), (2)	2012(1), (2)	2011(2)	2010(2)
STATEMENTS OF OPERATIONS DATA
Net sales	$5,727.0	$5,607.0	$5,508.5	$5,451.5	$5,224.0
Cost of products sold	3,523.6	3,482.1	3,414.4	3,388.3	3,231.8
Gross margin	2,203.4	2,124.9	2,094.1	2,063.2	1,992.2
Selling, general and administrative expenses	1,480.5	1,399.5	1,403.5	1,390.6	1,329.5
Pension settlement charge	65.4	—	—	—	—
Impairment charges	—	—	—	317.9	—
Restructuring costs(3)	52.8	110.3	52.9	47.9	76.7
Operating income	604.7	615.1	637.7	306.8	586.0
Nonoperating expenses:
Interest expense, net	60.4	60.3	76.1	86.2	118.4
Losses related to extinguishments of debt	33.2	—	10.9	4.8	218.6
Other expense (income), net	49.0	18.5	(1.3)	13.5	(7.3)
Net nonoperating expenses	142.6	78.8	85.7	104.5	329.7
Income before income taxes	462.1	536.3	552.0	202.3	256.3
Income taxes	89.1	120.0	161.5	19.1	(7.2)
Income from continuing operations	373.0	416.3	390.5	183.2	263.5
Income (loss) from discontinued operations, net of tax	4.8	58.3	10.8	(58.0)	29.3
Net income	$377.8	$474.6	$401.3	$125.2	$292.8
Weighted-average shares outstanding:
Basic	276.1	288.6	291.2	293.6	282.4
Diluted	278.9	291.8	293.6	296.2	305.4
Earnings (loss) per share:
Basic:
Income from continuing operations	$1.35	$1.44	$1.34	$0.62	$0.93
Income (loss) from discontinued operations	$0.02	$0.20	$0.04	$(0.20)	$0.10
Net income	$1.37	$1.64	$1.38	$0.43	$1.04
Diluted:
Income from continuing operations	$1.34	$1.43	$1.33	$0.62	$0.86
Income (loss) from discontinued operations	$0.02	$0.20	$0.04	$(0.20)	$0.10
Net income	$1.35	$1.63	$1.37	$0.42	$0.96
Dividends	$0.66	$0.60	$0.43	$0.29	$0.20
BALANCE SHEET DATA
Inventories, net	$708.5	$684.4	$696.4	$699.9	$701.6
Working capital(4)	535.9	681.1	700.3	487.1	466.1
Total assets	6,681.1	6,069.7	6,222.0	6,160.9	6,405.3
Short-term debt, including current portion of long-term debt	397.4	174.8	211.9	367.5	305.0
Long-term debt, net of current portion	2,084.5	1,661.6	1,706.5	1,809.3	2,063.9
Total stockholders’ equity	$1,854.9	$2,075.0	$2,000.2	$1,852.6	$1,905.5

(1)	Supplemental data regarding 2014, 2013 and 2012 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
2013, 2012, 2011 and 2010 Statement of Operations data has been adjusted to reclassify the results of operations of the Endicia and Culinary electrics and retail businesses to discontinued operations. 2012, 2011 and 2010 Statement of Operations data has been adjusted to reclassify the results of operations of the Hardware and Teach businesses to discontinued operations. 2010 Statement of Operations data has been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

(3)
Restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(4)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses
On September 4, 2014, the Company acquired Ignite Holdings, LLC (“Ignite”) for $312.9 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers sold in North America under the Contigo® and Avex® brands. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Ignite are included in the Company’s consolidated financial statements beginning September 4, 2014.
On October 22, 2014, the Company acquired the assets of bubba brands, inc. (“bubba”) for $82.9 million. bubba is a designer and marketer of durable beverage containers in North America. The acquisition was accounted for using the purchase method of accounting. As a result, the results of operations of bubba are included in the Company’s consolidated financial statements beginning October 22, 2014.
The Ignite and bubba acquisitions give the Company’s Home Solutions segment access to additional channels in the on-the-go hydration and thermal bottle market in North America and fit with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels.
On December 15, 2014, the Company acquired Baby Jogger Holdings, Inc. (“Baby Jogger”), a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint. The Company acquired Baby Jogger for net cash consideration of $206.5 million, a portion of which was used to repay Baby Jogger’s outstanding debt obligations at closing. The acquisition was accounted for using the purchase method of accounting. As a result, the results of operations of Baby Jogger are included in the Company’s consolidated financial statements beginning December 15, 2014.
Quarterly Summaries
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year
2014
Net sales	$1,214.3	$1,502.2	$1,484.5	$1,526.0	$5,727.0
Gross margin	$457.0	$595.6	$576.7	$574.1	$2,203.4
Income from continuing operations	$51.8	$149.0	$122.9	$49.3	$373.0
Income (loss) from discontinued operations	$1.1	$1.6	$(0.6)	$2.7	$4.8
Net income	$52.9	$150.6	$122.3	$52.0	$377.8
Earnings per share:
Basic
Income from continuing operations	$0.18	$0.54	$0.45	$0.18	$1.35
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01	$0.02
Net income	$0.19	$0.54	$0.45	$0.19	$1.37
Diluted
Income from continuing operations	$0.18	$0.53	$0.44	$0.18	$1.34
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01	$0.02
Net income	$0.19	$0.54	$0.44	$0.19	$1.35

Calendar Year	1st	2nd	3rd	4th	Year
2013 (1)
Net sales	$1,221.8	$1,453.8	$1,466.1	$1,465.3	$5,607.0
Gross margin	$461.7	$569.0	$552.5	$541.7	$2,124.9
Income from continuing operations	$62.5	$115.3	$122.2	$116.3	$416.3
(Loss) income from discontinued operations	$(8.3)	$(5.5)	$71.1	$1.0	$58.3
Net income	$54.2	$109.8	$193.3	$117.3	$474.6
Earnings per share:
Basic
Income from continuing operations	$0.22	$0.40	$0.42	$0.41	$1.44
(Loss) income from discontinued operations	$(0.03)	$(0.02)	$0.25	$—	$0.20
Net income	$0.19	$0.38	$0.67	$0.41	$1.64
Diluted
Income from continuing operations	$0.21	$0.39	$0.42	$0.41	$1.43
(Loss) income from discontinued operations	$(0.03)	$(0.02)	$0.24	$—	$0.20
Net income	$0.18	$0.37	$0.66	$0.41	$1.63

(1)	The 2013 quarterly data has been adjusted to reclassify the results of operations of the Endicia and Culinary electrics and retail businesses to discontinued operations.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
The Company is executing its Growth Game Plan, a strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The Company considers the changes being implemented in the execution of the Growth Game Plan to be key enablers to building a bigger, faster-growing, more global and more profitable company.
During 2014, the Company continued the cadence of consistent execution and delivery while simultaneously driving its change agenda to propel the Growth Game Plan into action. During 2014, the Company executed against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business. The Company expects to continue to implement the Strategic Phase of the Growth Game Plan in 2015.
The Company is driving the Growth Game Plan into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five segments and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
During 2014, the Company completed the acquisitions of Ignite Holdings, LLC (“Ignite”) and Baby Jogger Holdings, Inc. (“Baby Jogger”) and acquired the assets of bubba brands, inc. (“bubba”). Ignite and bubba are designers and marketers of durable beverage containers under the brands Contigo, Avex® and bubba, and these businesses are included in the Company’s Home Solutions segment. Baby Jogger is a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories under the Baby Jogger brand and its City Mini® and City Select® sub-brands. Baby Jogger is included in the Company’s Baby & Parenting segment.
Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined in 2014 that its Endicia® and Culinary electrics and retail businesses do not align with the Company’s long-term growth plans and has initiated plans to sell these businesses. The Company made a similar determination with respect to its Hardware and Teach businesses in 2013. Accordingly, the Company’s Endicia and Culinary

electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell these businesses, and the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The Endicia business provides on-line postage solutions. The Culinary electrics business sells kitchen electrics and accessories to retailers, and the retail business sells cookware products and accessories through outlet stores. During 2013, the Company divested its Hardware and Teach businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations. These divested businesses consist of convenience, cabinet and window hardware (Bulldog, Ashland and Amerock, as well as the Levolor®-branded and private label drapery hardware business), manual paint applicators (Shur-line) and interactive teaching solutions (mimio and Headsprout).

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in 2014 in driving the Growth Game Plan into action:

•
Core sales, which excludes the effects of foreign currency and acquisitions until their one-year anniversary, increased 3.0% in 2014. Core sales excludes a 210 basis point adverse impact from foreign currency and a 120 basis point contribution from acquisitions. Core sales growth in Latin America, North America and Asia Pacific of 22.6%, 2.1% and 0.4%, respectively, was partially offset by core sales declines in Europe of 1.3%.

Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2013, to the current and prior year local currency sales amounts, with the difference, after deducting the impact of acquisitions in the current year period, equal to changes in core sales, and the difference between the change in reported sales, excluding the effects of acquisitions, and the change in core sales being attributable to currency.

•
Core sales increased mid- to high-single digits in the Company’s Win Bigger businesses, which includes the Writing, Tools and Commercial Products segments. Core sales declined 2.5% and 4.0% in the Home Solutions and Baby & Parenting segments, respectively.

•
Gross margin was 38.5%. Pricing, productivity and segment mix more than offset the impact of inflation, negative foreign currency, the $12.0 million of costs associated with the Graco harness buckle recall and the adverse impact of the $5.2 million increase in Venezuela cost of products sold due to changes in Venezuela exchange rates.

•
Selling, general and administrative expenses increased $81.0 million to $1,480.5 million, due primarily to increased advertising in support of the Company’s brands. The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands, with a primary focus on advertising in North America and Latin America in the Company’s Win Bigger businesses. During 2014, the Company increased investments in advertising by $52.8 million, representing an incremental 90 basis points as a percentage of net sales. The Company’s investments for brand-building and consumer demand creation and commercialization activities during 2014 included the following:

•	a new Sharpie® Neon Permanent Marker designed to inspire bold, vivid expression supported with “50Ways To Use Sharpie” advertising in advance of Back-To-School in the U.S. and Canada;

•	advertising for a new line of Sharpie highlighters called Sharpie Clear View which have a unique, see-through tip for more precise highlighting;

•	continued investment in InkJoy® advertising in North America and expansion to the Latin America and Asia Pacific markets;

•	an advertising campaign supporting the re-launch of Mr. Sketch® scented markers, a children’s classic first introduced in the U.S. in 1965;

•	advertising for Rubbermaid® Food Storage for LunchBlox and Easy Find Lids in the Home Solutions segment;

•	advertising for the launch of the Calphalon® Nonstick Dishwasher safe line and Goody®, the first advertising for these brands in years;

•	advertising in North America and Australia to support Irwin® new product launches in Vise Grip and IMPACT Accessories in the Tools segment;

•	the second wave of Big Bang Brazil, launching nine additional product categories and more than 700 SKUs of Irwin® tools, in addition to the 500 SKUs launched last year in Brazil;

•	advertising for Brute®, the Executive Series and HYGENTM disposable microfiber in the Commercial Products segment;

•
a New Distributor Model in North America, focused primarily in Tools and Commercial Products, building a structure that assigns relationship owners to key distributors, removing redundancies and simplifying the approach with distributors to sell a broader assortment of the Company’s products; and

•	key product launches and advertising support in Graco®, including 4EVERTM All-in-One car seats that transition from baby to booster as the child grows and MODES® 3-in-1 stroller.
The Company plans to continue increasing advertising in support of its brands to drive growth.

•
Continued execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $52.8 million of restructuring costs in 2014.

•	Settled U.S. pension liabilities with plan assets for certain participants which resulted in a $65.4 million non-cash settlement charge in the fourth quarter of 2014.

•
Realized a $45.6 million foreign exchange loss in 2014 for the Company’s Venezuelan operations, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014 and further losses as a result of declines in the SICAD I rate.

•
Reported a 19.3% effective tax rate for 2014, compared to an effective tax rate of 22.4% for 2013. During 2014, the Company recognized discrete income tax benefits of $15.5 million related to the resolution of certain tax contingencies and $18.4 million of income tax benefits associated with the net reduction of valuation allowances on certain international deferred tax assets. In 2013, the Company recognized $7.9 million of discrete income tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the 2013 tax rate was impacted by $19.5 million of net tax benefits associated with the recognition of incremental deferred tax assets.

•
Extended and expanded the Company’s ongoing share repurchase plan (the “SRP”), authorizing additional repurchases of over $750.0 million of its outstanding shares through the end of 2017. The Company repurchased and retired 11.4 million shares of its common stock for $363.2 million during 2014.

•
Initiated plans to sell the Culinary electrics and retail businesses as well as the Endicia® online postage business. As a result, the results of operations of these businesses have been reclassified to discontinued operations for all periods presented.

•
Completed the offering and sale of $850.0 million medium-term notes, consisting of $350.0 million principal amount of 2.875% notes due 2019 (the “2.875% 2019 Notes”) and $500.0 million principal amount of 4.0% notes due 2024 (the “2024 Notes”). The aggregate proceeds were used to redeem $168.7 million of the $550.0 million principal amount outstanding 4.7% notes due 2020 (the “2020 Notes”), redeem the $250.0 million of outstanding 2.0% notes due 2015 (the “2015 Notes”), redeem the $20.7 million of outstanding 10.6% notes due 2019 (the “10.6% 2019 Notes”), reduce borrowings under the Company’s commercial paper program and receivables facility, finance acquisitions and for general corporate purposes. The Company incurred $33.2 million of losses on extinguishment of debt in 2014 in connection with the repayment of a portion of the outstanding 2020 Notes and all outstanding 2015 Notes and 10.6% 2019 Notes.

Acquisitions
On September 4, 2014, the Company acquired Ignite for $312.9 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers in North America sold under the Contigo® and Avex® brands. For its most recently completed fiscal year ended March 31, 2014, Ignite reported net sales of $102 million.
On October 22, 2014, the Company acquired the assets of bubba for $82.9 million. bubba is a designer and marketer of durable beverage containers in North America. For its most recently completed fiscal year ended December 31, 2013, bubba reported net sales of $39 million.
The Ignite and bubba acquisitions give the Company’s Home Solutions segment access to additional channels in the on-the-go hydration and thermal bottle market in North America and fit with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels.

On December 15, 2014, the Company acquired Baby Jogger, a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories, for $206.5 million. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia. For its most recently completed fiscal year ended December 31, 2013, Baby Jogger reported net sales of $76 million. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint.
The results of operations of Ignite, bubba and Baby Jogger are included in the Company’s consolidated financial statements beginning on the respective acquisition dates of each business, which included net sales of $51.1 million, $13.4 million and $4.4 million for Ignite, bubba and Baby Jogger, respectively.
Key Initiatives
Project Renewal
In October 2011, the Company launched Project Renewal, a program designed to reduce complexity in the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural SG&A costs. Project Renewal is designed to simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. Project Renewal encompasses projects centered around five workstreams:

•	Organizational Simplification: The Company has de-layered its top structure and further consolidated its businesses from nine GBUs to five business segments.

•	EMEA Simplification: The Company is focusing its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

•
Best Cost Finance: The Company is delivering a simplified approach to decision support, transaction processing and information management by leveraging SAP and the streamlined business segments to align resources with the Growth Game Plan.

•	Best Cost Back Office: The Company is driving “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

•	Supply Chain Footprint: The Company is further optimizing manufacturing and distribution facilities across its global supply chain.
Through Project Renewal, the Company has been realigned from a holding company comprised of 13 GBUs, each with its own support structure, to an operating company centered around four primary capabilities: Design; Marketing & Insight; Supply Chain; and Customer Development. The Company has developed centers of excellence in each of these capabilities and has realigned its back office support structure functions (Human Resources, Finance/IT and Legal) to support the four primary capabilities. This realignment has led to efficiencies and cost reductions, allowing the Company to increase investments in its brands and capabilities.  In addition, through Project Renewal, the Company has simplified its go-to-market and back office structures in EMEA which has resulted in significant Project Renewal costs in the EMEA region in years prior to 2014.  As a result, EMEA’s reported operating margin in 2014 was 12.0%, a significant improvement compared to prior years.
In October 2014, the Company announced an expansion of Project Renewal focused on the Organizational Simplification and Supply Chain workstreams. The expansion of Project Renewal is designed to release costs in the areas of procurement, manufacturing and distribution, and through further overhead reduction. The expansion of Project Renewal will focus on significantly reducing the complexity in the business and simplifying the Company’s approach to bringing products and programs to market. The expansion of Project Renewal is expected to generate incremental annualized cost savings of approximately $200 million when fully implemented by the end of 2017. The Company expects to incur incremental costs of approximately $200 million over the same period, of which $190 million are expected to be cash costs.

By the end of 2017, the Company expects Project Renewal to deliver from $470 to $525 million of cumulative annualized savings. The Company is on track to realize annualized cost savings from the first two phases of Project Renewal of approximately $270 to $325 million by the middle of 2015, having realized $266 million of annualized cost savings through December 31, 2014. The majority of these savings have been, and future savings from Project Renewal initiatives are expected to be, reinvested in the business to strengthen brand building and selling capabilities. Cumulative costs of the expanded Project Renewal are expected to be $540 to $575 million pretax, with cash costs of $510 to $540 million. Approximately 65% to 75% of the total Project Renewal costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs.

Through December 31, 2014, the Company had incurred $235 million and $69 million of restructuring and restructuring-related costs, respectively. Restructuring-related costs represent certain organizational change implementation costs, including advisory and consulting costs, and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs. The Company expects approximately 2,250 employees will be impacted as a result of initiatives implemented in the first two phases of Project Renewal, and through December 31, 2014, the Company estimates it has reduced its headcount by approximately 2,100 employees.

The following table summarizes the estimated costs and savings relating to Project Renewal, as well as the actual results through December 31, 2014 (amounts in millions):

	Total Project	Through December 31, 2014	Remaining through December 31, 2017
Cost	$540 - $575	$304	$236 - $271
Savings	$470 - $525	$266	$204 - $259

In 2014, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Completed the restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence in Kalamazoo, Michigan, and the consolidation of the marketing function into a global center of excellence.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. In 2014, the Company completed the closures of a manufacturing facility and a distribution center in EMEA. As part of the EMEA Simplification workstream, the Company has also exited certain markets and product lines, as follows:

•	Exited direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Discontinued the Baby & Parenting business in about 19 countries;

•	Discontinued several lines of Baby & Parenting products; and

•	Exited the custom-logo Fine Writing business.

The Company’s sales were adversely impacted by approximately $25 million for the year ended December 31, 2014 as a result of these geographic and product line exits.

•	The implementation of projects to consolidate the Company’s North American customer and consumer service operations.

•
Undertaking an evaluation of the Company’s overhead structure, supply chain organization and processes, and pricing structure to optimize and transform processes, simplify the organization and reduce costs.

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

One Newell Rubbermaid
The Company strives to leverage common business activities and best practices to build functional capabilities and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared services centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company is expanding its focus on leveraging common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan — Brand & Category Development and Market Execution & Delivery, enhancing its Customer Development and Global Supply Chain organizations and consolidating activities into centers of excellence for design and innovation capabilities and marketing capabilities.

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the Company’s North American, Latin American and European operations are live on SAP, and the Company has initiated plans to implement SAP in its Asia Pacific operations.
Foreign Currency - Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company’s Venezuelan operations are primarily included in the Company’s Writing segment. The Company generally imports raw materials into Venezuela and manufactures writing instruments locally. The Company’s Venezuelan operations also import components and finished goods. Generally, purchases of imported products are denominated in U.S. Dollars. The Company has historically used various means, including price increases and productivity initiatives, to offset increased costs due to the impacts of high inflation and currency devaluations. During 2014, 2013 and 2012, the Company’s Venezuelan operations generated 1.4% or less of consolidated net sales and 5.4% or less of operating income.
In 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME was allowed within a specified band of 4.5 to 5.3 Bolivars to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivars to U.S. Dollar. Since the introduction of SITME in June 2010, the Venezuelan government held the rate constant at 5.3 Bolivars to U.S. Dollar until February 2013. In February 2013, the Venezuelan government announced a devaluation of the Bolivar, resulting in the exchange rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar. The Company recorded an $11.1 million foreign exchange loss in 2013 as a result of the rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. As of December 31, 2014, the SICAD I auction rate was 12.0 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar. The Company continues to believe that transactions for imports of essential goods, such as certain raw materials and finished goods (primarily in the Writing segment), may be settled at the official exchange rate of 6.3 Bolivars per U.S. Dollar, and the Company has continued to receive authorizations to import product and to receive cash for vendor payments at this rate. During 2014, the Company was awarded $7.5 million and $16.0 million via the CENCOEX and SICAD I exchange mechanisms, respectively, which were (or will be) used by the Venezuela business to pay third party and intercompany vendors. The Company did not receive any U.S. Dollars via SICAD II in 2014.
In March 2014, the Company analyzed the multiple rates currently available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends can be paid. Based on this analysis, the Company determined as of March 31, 2014 that the SICAD I rate was the most appropriate rate to use prospectively for remeasurement rather than the CENCOEX rate, which the Company used up to March 31, 2014. As a result, the Company recorded net charges of $45.6 million in 2014, based on changes in the exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars. In addition, the Company’s 2014 reported net sales and operating income were adversely impacted by $42 million and $24 million, respectively, due solely to the use of the SICAD I rate for 2014 rather than the CENCOEX rate, which includes the adverse impact on gross margins attributable to higher costs of inventory due to the use of the SICAD I rate and the increased costs of importing raw materials and finished goods.
The results of the Company’s Venezuelan operations have been included in the Company’s consolidated financial statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars to fund its Venezuelan operations’ U.S. Dollar purchases and has had the ability to exercise control over a majority of the operating decisions of its Venezuelan business.
As of December 31, 2014, the Company’s Venezuelan subsidiary had approximately $55.8 million of net monetary assets denominated in Bolivars at the rate of 12.0 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $8 million and $6 million, respectively. Although the SICAD II rate was no longer quoted beginning in February

2015, were the Company to have adopted the SICAD II rate for remeasurement as of December 31, 2014, the Company would have been required to record a pretax charge of $42.4 million associated with the decline in value of the net monetary assets of the Company’s Venezuelan operations denominated in Bolivars. In addition, annual sales would have been adversely affected by $59.9 million compared to the use of the SICAD I rate, and the Company would generate operating losses in Venezuela absent any price increases or other actions the Company may implement.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The preferential rate of 6.3 Bolivars per U.S. Dollar is expected to continue to be made available for purchases of essential goods, and the existing SICAD I rate remains at 12.0 Bolivars per U.S. Dollar as of February 2015. The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created.The SIMADI market is intended to have a floating exchange rate determined by market participants. SIMADI became operational with an initial exchange rate of approximately 170 Bolivars per U.S. Dollar. While the Company will continue to assess the impact, if any, of the changes to the Venezuela foreign currency exchange system, if the Company is unable to obtain sufficient U.S. Dollars from CENCOEX or the SICAD I markets to fund its requirements for imported goods and instead needs to access the SIMADI market, it would significantly impact the Company’s Venezuelan operations which would adversely impact the Company’s results of operations.
As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. In addition, new regulations will require the Company to identify the ultimate retail price to consumers on products it sells to distributors in Venezuela in 2015, which could adversely affect the prices the Company charges its distributor customers. Laws and regulations limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain products categories and result in fines for practices deemed to be in violation of the laws and regulations. The impacts of any future pricing regulations are not included in the estimated ongoing impacts outlined above. Price controls generally may affect products the Company markets and sells in Venezuela.
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

	2014		2013		2012
Net sales	$5,727.0	100.0%	$5,607.0	100.0%	$5,508.5	100.0%
Cost of products sold	3,523.6	61.5	3,482.1	62.1	3,414.4	62.0
Gross margin	2,203.4	38.5	2,124.9	37.9	2,094.1	38.0
Selling, general and administrative expenses	1,480.5	25.9	1,399.5	25.0	1,403.5	25.5
Pension settlement charge	65.4	1.1	—	—	—	—
Restructuring costs	52.8	0.9	110.3	2.0	52.9	1.0
Operating income	604.7	10.6	615.1	11.0	637.7	11.6
Nonoperating expenses:
Interest expense, net	60.4	1.1	60.3	1.1	76.1	1.4
Losses related to extinguishments of debt	33.2	0.6	—	—	10.9	0.2
Other expense (income), net	49.0	0.9	18.5	0.3	(1.3)	—
Net nonoperating expenses	142.6	2.5	78.8	1.4	85.7	1.6
Income before income taxes	462.1	8.1	536.3	9.6	552.0	10.0
Income tax expense	89.1	1.6	120.0	2.1	161.5	2.9
Income from continuing operations	373.0	6.5	416.3	7.4	390.5	7.1
Income from discontinued operations	4.8	0.1	58.3	1.0	10.8	0.2
Net income	$377.8	6.6%	$474.6	8.5%	$401.3	7.3%

Results of Operations — 2014 vs. 2013
Net sales for 2014 were $5,727.0 million, representing an increase of $120.0 million, or 2.1%, from $5,607.0 million for 2013. Core sales increased 3.0%, as foreign currency had the effect of decreasing net sales by 2.1% , while the acquisitions had the effect of increasing net sales by 1.2%. The following table sets forth an analysis of changes in consolidated net sales for 2014 as compared to 2013 (in millions, except percentages):

Core sales	$166.4	3.0%
Acquisitions	68.9	1.2
Foreign currency	(115.3)	(2.1)
Total change in net sales	$120.0	2.1%
Core sales in the Company’s North American and international businesses grew 2.1% and 5.4%, respectively. Latin America led with 22.6% core sales growth driven by strong innovation and pricing in the Writing segment, particularly in Venezuela, and strong innovation and increased distribution in the Tools segment in Brazil. North America reported modest core sales growth of 2.1%, as the Win Bigger businesses generated solid growth that was partially offset by declines in Home Solutions due to deemphasizing certain lower margin Rubbermaid product lines. Baby & Parenting core sales were flat in North America, as the Graco harness buckle recall impacted sales growth. Asia Pacific core sales growth of 0.4% was attributable to core sales growth across the Win Bigger businesses, partially offset by declines in Baby & Parenting primarily as a result of increased competition in Japan. EMEA had a core sales decline of 1.3% as a result of planned product and geographic exits, continued macroeconomic challenges in Western Europe and challenging market conditions in Eastern Europe. The Company’s core sales growth in 2014 was favorably impacted by additional sell-in in advance of advertising and merchandising support planned for 2015.
Gross margin, as a percentage of net sales, for 2014 was 38.5%, or $2,203.4 million, an increase of 60 basis points compared to the prior year. Pricing, productivity and segment and product mix more than offset the impact of inflation, negative foreign currency, the $12.0 million of costs associated with the Graco harness buckle recall and the adverse impact of the $5.2 million increase in Venezuela cost of products sold due to changes in Venezuela exchange rates.
SG&A expenses for 2014 were 25.9% of net sales, or $1,480.5 million, versus 25.0% of net sales, or $1,399.5 million, for 2013. During 2014, the Company increased investments in advertising across all segments by $52.8 million, representing an incremental 90 basis points as a percentage of net sales. Continued investment in selling and e-commerce capabilities in North America and Latin America also contributed to the increase. The increase was also driven by an increase in organizational change implementation and restructuring-related costs and advisory costs for process transformation and optimization initiatives, which increased from $23.8 million in 2013 to $41.9 million in 2014, to support efforts to improve selling, pricing and supply chain capabilities. SG&A expenses in 2014 also include $5.5 million of acquisition and integration costs associated with the Ignite, bubba and Baby Jogger acquisitions and $3.0 million of costs relating to the Graco harness buckle recall. These increases in SG&A were partially offset by Project Renewal cost savings.
In 2014, the Company offered certain U.S. pension plan participants who have deferred vested benefits under the Company’s U.S. pension plan the opportunity to make a one-time election to receive a lump sum distribution of the present value of their benefits. Based on participants that accepted the offer, the Company paid $98.6 million of lump sum distributions from plan assets, which resulted in a $65.4 million non-cash settlement charge during the fourth quarter of 2014.
The Company recorded restructuring costs of $52.8 million and $110.3 million for 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs in 2014 primarily related to Project Renewal and consisted of $7.5 million of facility and other exit costs, including impairments, $22.9 million of employee severance, termination benefits and employee relocation costs and $22.4 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2013 primarily relate to Project Renewal and consisted of $4.9 million for facility and other exits, including asset impairment costs; $89.4 million of employee severance, termination benefits and employee relocation costs; and $16.0 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2014 was 10.6% of net sales, or $604.7 million, versus 11.0% of net sales, or $615.1 million, for 2013. Gross margin expansion was more than offset by the increased investment in brands and capabilities and the non-cash pension settlement charge of $65.4 million.
Net nonoperating expenses for 2014 were $142.6 million versus $78.8 million for 2013. Interest expense for 2014 was $60.4 million, an increase of $0.1 million from $60.3 million for 2013, as the impact of higher average debt levels was offset by a lower average interest rate and interest income earned on foreign cash balances. The increase in nonoperating expenses during 2014 was driven by the negative impact of the hyperinflationary accounting for the Company’s Venezuelan operations compared to 2013, which resulted in the Company recognizing $45.6 million of charges in 2014 based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars compared to $11.1 million of charges in 2013, as well as the $33.2 million loss on extinguishment of debt associated with the repayment of all outstanding 2015 Notes and 10.6% 2019 Notes and a portion of the 2020 Notes.
The Company’s effective income tax rate was 19.3% and 22.4% for 2014 and 2013, respectively. During 2014, the Company recognized discrete income tax benefits of $15.5 million related to the resolution of certain tax contingencies and $18.4 million of net income tax benefits associated with the reduction of valuation allowances on certain international deferred tax assets. The tax rate for 2013 was impacted by $7.9 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the 2013 tax rate was impacted by $19.5 million of net tax benefits associated with the recognition of incremental deferred tax assets. The tax rates for both 2014 and 2013 were impacted by the geographical mix in earnings.
Income from discontinued operations was $4.8 million for 2014 compared to $58.3 million for 2013. Income from discontinued operations during 2014 and 2013 relates to the Company’s Hardware, Teach, Endicia and Culinary electrics and retail businesses. The Company’s Hardware and Teach businesses were sold during 2013, which resulted in a net gain (including impairment charges) of $58.9 million in 2013. Income (loss) from discontinued operations was $1.4 million and $(0.6) million for 2014 and 2013, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
Results of Operations — 2013 vs. 2012
Net sales for 2013 were $5,607.0 million, representing an increase of $98.5 million, or 1.8%, from $5,508.5 million for 2012. The following table sets forth an analysis of changes in consolidated net sales for 2013 as compared to 2012 (in millions, except percentages):

Core sales	$164.9	3.0%
Foreign currency	(66.4)	(1.2)
Total change in net sales	$98.5	1.8%
Geographically, the core sales growth was driven by double-digit core sales growth in Latin America and low-single-digit core sales growth in North America. The growth in these markets was partially offset by declines in Europe and in the Asia Pacific region. Core sales in the Company’s North American and international businesses increased 2.7% and 3.6%, respectively. In North America, the 2.7% core sales growth was driven by growth in the Baby & Parenting and Home Solutions segments. Core sales in the Company’s Latin American businesses increased 26.6%, including a core sales increase in the Writing segment driven by increased volumes and price increases implemented in response to the devaluation of the Venezuelan Bolivar, as well as a core sales increase in the Tools segment driven by growth in Mexico and Brazil. Core sales in Europe declined 3.3%, reflecting the ongoing macroeconomic challenges in Western Europe. In the Asia Pacific region, core sales declined 2.4% driven by a decline in Fine Writing due to the transitioning of the distribution model in China to better align inventory levels with consumer level point-of-sale and an overall slowdown in the category.
Gross margin, as a percentage of net sales, for 2013 was 37.9%, or $2,124.9 million. Productivity was offset by inflation and unfavorable mix for the year. The unfavorable mix resulted from core sales growth being driven by segments and regions with gross margins that are lower than the Company’s average gross margin.
SG&A expenses for 2013 were 25.0% of net sales, or $1,399.5 million, versus 25.5% of net sales, or $1,403.5 million, for 2012. During 2013, the Company invested an incremental $15.5 million in brand-building activities, including advertising and promotion, to support new products, marketing initiatives, new market entries and global expansion. The increase in SG&A costs associated with brand-building activities was offset by the impacts of structural cost savings initiatives and ongoing restructuring projects, foreign currency and lower restructuring-related costs. In 2013, restructuring-related and organizational change implementation costs associated with Project Renewal were $23.8 million, which compared to restructuring-related costs for Project Renewal and the European Transformation Plan of $31.9 million in 2012.
The Company recorded restructuring costs of $110.3 million and $52.9 million for 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe in 2013 as part of the EMEA Simplification workstream. The restructuring costs in 2013 primarily relate to Project Renewal and consisted of $4.9 million for facility and other exits, including asset impairment costs; $89.4 million of employee severance, termination benefits and employee relocation costs; and $16.0 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2012 relate to Project Renewal and the European Transformation Plan and consisted of a net benefit of $(0.7) million for facility and other exits, including asset impairment costs; $41.9 million of employee severance, termination benefits and employee relocation costs; and $11.7 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2013 was 11.0% of net sales, or $615.1 million, versus 11.6% of net sales, or $637.7 million for 2012. The decrease in operating margin was primarily due to the increase in restructuring costs.
Net nonoperating expenses for 2013 were $78.8 million versus $85.7 million for 2012. Interest expense for 2013 was $60.3 million, a decrease of $15.8 million from $76.1 million for 2012, due to lower average debt levels and lower average interest rates. In February 2013, the exchange rate for Venezuelan Bolivars declined to 6.3 Bolivars to U.S. Dollar, and as a result, the Company recorded a foreign currency exchange loss of $11.1 million to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars. During 2013, the Company recognized foreign exchange transactional losses of $9.9 million, excluding the impact of the devaluation of the Venezuelan Bolivar, compared to foreign exchange gains of $2.6 million for 2012, as certain of the Company’s primary currencies generally depreciated against the U.S. Dollar during 2013 compared to appreciating in 2012. Losses related to extinguishments of debt of $10.9 million in 2012 represent the costs associated with the early retirement of the junior convertible subordinated debentures underlying the quarterly income preferred securities and the 5.5% Senior Notes due April 2013 (the “2013 Notes”).
The Company’s effective income tax rate was 22.4% and 29.3% for 2013 and 2012, respectively, resulting in $120.0 million and $161.5 million of expense for 2013 and 2012, respectively. The tax rate for 2013 was impacted by the geographical mix in earnings and $7.9 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the 2013 tax rate was impacted by $19.5 million of net tax benefits associated with the recognition of incremental deferred tax assets. The tax rate for 2012 was adversely impacted by $23.1 million of income tax expense associated with incremental tax contingencies and the expiration of various statutes of limitation.
The income from discontinued operations was $58.3 million for 2013 compared to $10.8 million for 2012. Income from discontinued operations during 2013 and 2012 primarily relates to the Company’s Hardware, Teach, Endicia and Culinary electrics and retail businesses. The Hardware and Teach businesses were sold during 2013. (Loss) income from discontinued operations was $(0.6) million and $9.1 million for 2013 and 2012, respectively. The sale of the Hardware and Teach businesses resulted in a net gain (including impairment charges) of $58.9 million in 2013, and the settlement of the sale of the hand torch and solder business resulted in a net gain of $1.7 million in 2012. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
Business Segment Operating Results:
2014 vs. 2013 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2014	2013	% Change
Writing	$1,708.9	$1,653.6	3.3%
Home Solutions	1,575.4	1,560.3	1.0
Tools	852.2	817.9	4.2
Commercial Products	837.1	785.9	6.5
Baby & Parenting	753.4	789.3	(4.5)
Total net sales	$5,727.0	$5,607.0	2.1%
The following table sets forth an analysis of changes in net sales in each segment for 2014 as compared to 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	7.8%	(2.5)%	6.3%	7.2%	(4.0)%
Acquisitions	—	4.1	—	—	0.6
Foreign currency	(4.5)	(0.6)	(2.1)	(0.7)	(1.1)
Total change in net sales	3.3%	1.0%	4.2%	6.5%	(4.5)%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2014	2013	% Change
Writing(1)	$416.6	$382.2	9.0%
Home Solutions(2)	196.0	213.1	(8.0)
Tools(3)	94.6	68.3	38.5
Commercial Products(4)	101.3	82.5	22.8
Baby & Parenting(5)	40.6	91.2	(55.5)
Restructuring costs	(52.8)	(110.3)	52.1
Corporate(6)	(191.6)	(111.9)	(71.2)
Total operating income	$604.7	$615.1	(1.7)%

(1)
For 2014, includes charges of $5.2 million associated with Venezuelan inventory resulting from changes in the exchange rate for the Venezuelan Bolivar. For 2013, includes $0.3 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(2)	For 2014, includes $4.2 million of acquisition and integration charges associated with the Ignite and bubba acquisitions.

(3)	For 2014, includes $1.7 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(4)	For 2014, includes $0.4 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(5)
For 2014, includes $15.0 million of charges relating to the Graco harness buckle recall and $1.3 million of acquisition and integration charges associated with the Baby Jogger acquisition. For 2013, includes $0.8 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(6)
For 2014, includes a $65.4 million non-cash charge associated with the settlement of U.S. pension liabilities for certain participants with plan assets, $31.7 million of organizational change implementation and restructuring-related costs associated with Project Renewal, and $10.2 million of advisory costs for process transformation and optimization initiatives. For 2013, includes $23.8 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

Writing
Net sales for 2014 were $1,708.9 million, an increase of $55.3 million, or 3.3%, from $1,653.6 million for 2013. Core sales increased 7.8%, driven by strong innovation, positive pricing and advertising and merchandising support. Cores sales grew across all regions and was led by Latin America with strong double-digit growth as a result of pricing and volume growth. North America core sales grew mid-single digits as a result of increased advertising and strong Back-To-School growth. EMEA generated low-single-digit core sales growth despite the challenging economic environment and product exits in Fine Writing. Asia Pacific core sales grew low single digits due to pricing and growth in China and Southeast Asia. Foreign currency had an unfavorable impact of 4.5% on net sales.
Operating income for 2014 was $416.6 million, or 24.4% of net sales, an increase of $34.4 million, or 9.0%, from $382.2 million, or 23.1% of net sales, for 2013. The 130 basis point increase in operating margin is primarily attributable to pricing, mix, strong productivity and overhead cost management, partially offset by the increased cost of products sold attributable to the devaluation of the Venezuelan Bolivar and increased advertising. The increase in advertising resulted in SG&A increasing 60 basis points as a percentage of sales.
Home Solutions
Net sales for 2014 were $1,575.4 million, an increase of $15.1 million, or 1.0%, from $1,560.3 million for 2013. Core sales decreased 2.5% primarily due to deemphasizing certain lower margin Rubbermaid product lines. Foreign currency had an unfavorable impact of 0.6% on net sales, while the impact of the Ignite and bubba acquisitions had a positive impact of 4.1% on net sales.
Operating income for 2014 was $196.0 million, or 12.4% of net sales, a decrease of $17.1 million, or 8.0%, from $213.1 million, or 13.7% of net sales, for 2013. The 130 basis point operating margin decline reflects increased advertising, the effects of input cost inflation and the deleveraging effect on operating margins of lower sales volumes, partially offset by pricing, productivity and overhead cost management. The more efficient management of overhead costs was more than offset by the deleveraging effect, acquisition and integration costs, and increased advertising, resulting in SG&A increasing 110 basis points as a percentage of sales.
Tools
Net sales for 2014 were $852.2 million, an increase of $34.3 million, or 4.2%, from $817.9 million for 2013. Core sales increased 6.3%. Cores sales grew across all regions led by double-digit core sales growth in Latin America related to strong innovation, new distribution and pricing. The Tools segment generated mid-single-digit core sales growth in North America, as strong volume growth on Lenox® was partially offset by the impact of a slower than expected transition of an Irwin distribution center in 2014. Foreign currency had an unfavorable impact of 2.1% on net sales.

Operating income for 2014 was $94.6 million, or 11.1% of net sales, an increase of $26.3 million, or 38.5%, from $68.3 million, or 8.4% of net sales, for 2013. The 270 basis point increase in operating margin is primarily attributable to greater operating leverage from the strong sales growth, gross margin expansion behind improved mix, Project Renewal savings, significant brand support in 2013 in Brazil for product launches and a reduction in advertising in North America versus last year. The operating leverage, Project Renewal savings and reduced brand support in Brazil and North America contributed to SG&A decreasing 270 basis points as a percentage of sales.
Commercial Products
Net sales for 2014 were $837.1 million, an increase of $51.2 million, or 6.5%, from $785.9 million for 2013. Core sales increased 7.2%, primarily driven by innovation, pricing, new distribution in Brazil and China and volume growth in all regions. Foreign currency had an unfavorable impact of 0.7% on net sales.
Operating income for 2014 was $101.3 million, or 12.1% of net sales, an increase of $18.8 million, or 22.8%, from $82.5 million, or 10.5% of net sales, for 2013. The 160 basis point increase in operating margin reflects the benefits of improved operating leverage, pricing, mix and strong productivity, partially offset by input cost inflation and increased advertising. The improved operating leverage contributed to SG&A declining 90 basis points as a percentage of sales.
Baby & Parenting
Net sales for 2014 were $753.4 million, a decrease of $35.9 million, or 4.5%, from $789.3 million for 2013. Core sales decreased 4.0%, primarily attributable to planned geographic exits in EMEA, difficult market conditions in Eastern Europe, competitive pressures in Japan and the negative impact of the Graco harness buckle recall in the U.S. Foreign currency had an unfavorable impact of 1.1% on net sales, while the acquisition of Baby Jogger had a positive effect of 0.6% on net sales.
Operating income for 2014 was $40.6 million, or 5.4% of net sales, a decrease of $50.6 million, or 55.5%, from $91.2 million, or 11.6% of net sales, for 2013. The 620 basis point decrease in operating margin is largely attributable to the $15.0 million of costs associated with the recall, geographic mix, transactional foreign currency, increased advertising and promotion in North America and the deleveraging impact of lower sales, partially offset by pricing. The deleveraging impact of lower sales, increased advertising, acquisition and integration costs and SG&A costs associated with administering and supporting the recall contributed to SG&A increasing 470 basis points as a percentage of sales.
2013 vs. 2012 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2013	2012	% Change
Writing	$1,653.6	$1,682.0	(1.7)%
Home Solutions	1,560.3	1,524.6	2.3
Tools	817.9	806.1	1.5
Commercial Products	785.9	759.7	3.4
Baby & Parenting	789.3	736.1	7.2
Total net sales	$5,607.0	$5,508.5	1.8%
The following table sets forth an analysis of changes in net sales in each segment for 2013 as compared to 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	(0.5)%	2.7%	3.4%	3.9%	10.2%
Foreign currency	(1.2)	(0.4)	(1.9)	(0.5)	(3.0)
Total change in net sales	(1.7)%	2.3%	1.5%	3.4%	7.2%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2013	2012	% Change
Writing(1)(2)	$382.2	$331.6	15.3%
Home Solutions(2)	213.1	198.3	7.5
Tools	68.3	109.8	(37.8)
Commercial Products	82.5	92.9	(11.2)
Baby & Parenting(1)	91.2	72.7	25.4
Restructuring costs	(110.3)	(52.9)	(108.5)
Corporate(3)	(111.9)	(114.7)	2.4
Total operating income	$615.1	$637.7	(3.5)%

(1) For 2013, includes restructuring-related costs associated with Project Renewal of $0.3 million and $0.8 million attributable to the Writing and Baby & Parenting segments, respectively.
(2) For 2012, includes organizational change implementation and restructuring-related costs associated with Project Renewal of $1.2 million and $4.9 million attributable to the Writing and Home Solutions segments, respectively.
(3) Includes $23.8 million and $4.1 million of organizational change implementation and restructuring-related costs associated with Project Renewal for 2013 and 2012, respectively. Includes restructuring-related costs of $24.3 million for 2012 associated with the European Transformation Plan.
Writing
Net sales for 2013 were $1,653.6 million, a decrease of $28.4 million, or 1.7%, from $1,682.0 million for 2012. Core sales decreased 0.5%, as a strong back-to-school season in North America and double-digit core sales growth in Latin America due to the rollout of new products, strong back-to-school sell-in, and price increases implemented in response to the devaluation of the Venezuelan Bolivar were more than offset by a challenging macroeconomic environment in Western Europe, declines in Fine Writing in Asia due to the transitioning of the distribution model in China and an overall slowdown in the category in that region, and declines in the office superstore channel in the U.S. Excluding the impacts of currency, the segment’s North American businesses reported a core sales decline of 3.3% while the segment’s international businesses reported a core sales increase of 2.8%. Foreign currency had an unfavorable impact of 1.2% on net sales.
Operating income for 2013 was $382.2 million, or 23.1% of net sales, an increase of $50.6 million, or 15.3%, from $331.6 million or 19.7% of net sales, for 2012. The 340 basis point increase in operating margin is primarily attributable to gross margin expansion, as net pricing and productivity more than offset input cost inflation. SG&A costs as a percentage of net sales decreased 60 basis points, as the Company invested additional amounts in strategic SG&A in 2012 to support the launches of Paper Mate® InkJoy® and the Parker® Ingenuity Collection.
Home Solutions
Net sales for 2013 were $1,560.3 million, an increase of $35.7 million, or 2.3%, from $1,524.6 million for 2012. Core sales increased 2.7%, led by mid-single-digit growth in the Rubbermaid Consumer business due to focused merchandising activities, successful new product launches from Levolor, and distribution gains from Calphalon. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 2.7% and 6.2%, respectively. Foreign currency had an unfavorable impact of 0.4% on net sales.
Operating income for 2013 was $213.1 million, or 13.7% of net sales, an increase of $14.8 million, or 7.5%, from $198.3 million, or 13.0% of net sales, for 2012. The 70 basis point operating margin improvement is primarily attributable to a 120 basis point reduction in SG&A costs as a percentage of net sales due to lower strategic spend in 2013, leverage of fixed costs with an increase in net sales, and Project Renewal-driven structural SG&A cost reductions. The improvement in SG&A as a percentage of net sales was slightly offset by less favorable mix and inflation.
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
The Company’s management believes that core sales is useful because it demonstrates the effect of foreign currency and acquisitions on reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months), with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Year Ended December 31, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.1%	(1.3)%	22.6%	0.4%	5.4%	3.0%
Acquisitions	1.7	—	—	—	—	1.2
Foreign currency	(0.5)	(0.8)	(18.2)	(4.6)	(6.4)	(2.1)
Total change in net sales	3.3%	(2.1)%	4.4%	(4.2)%	(1.0)%	2.1%

	Year Ended December 31, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.7%	(3.3)%	26.6%	(2.4)%	3.6%	3.0%
Foreign currency	(0.2)	2.1	(9.6)	(8.3)	(3.7)	(1.2)
Total change in net sales	2.5%	(1.2)%	17.0%	(10.7)%	(0.1)%	1.8%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents (decreased) increased as follows for the years ended December 31, (in millions):

	2014	2013	2012
Cash provided by operating activities	$634.1	$605.2	$618.5
Cash (used in) provided by investing activities	(751.9)	53.4	(163.0)
Cash provided by (used in) financing activities	119.0	(613.5)	(446.0)
Currency effect on cash and cash equivalents	(28.1)	(2.6)	4.1
(Decrease) increase in cash and cash equivalents	$(26.9)	$42.5	$13.6
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
Cash provided by operating activities for 2014 was $634.1 million compared to $605.2 million for 2013. The increase in operating cash flow was primarily due to the impact of the following items:

•	a $100.0 million contribution to the Company’s primary U.S. pension plan made in 2013;

•	a $33.4 million year-over-year decrease in cash used to build inventories in 2014 compared to 2013, partially attributable to the higher inventory builds in 2013 to support back-half 2013 promotions;

•
a $28.3 million year-over-year increase in cash provided by accounts payable primarily attributable to the later timing of purchases in the fourth quarter of 2014 compared to the fourth quarter of 2013; and

•	a $21.5 million year-over-year decline in cash paid for income taxes;

partially offset by

•	a $121.9 million year-over-year increase in cash used for accounts receivable due to the later timing of sales in the fourth quarter of 2014 compared to the fourth quarter of 2013;

•
a $19.1 million year-over-year increase in organizational change implementation and restructuring-related costs incurred in connection with Project Renewal and advisory costs for process transformation and optimization initiatives; and

•	$15.0 million in costs in 2014 associated with the harness buckle recall.

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
During 2014, the Company received net proceeds of $217.3 million on its short-term borrowing arrangements compared to net payments of $35.8 million related to these borrowing arrangements in 2013. The Company’s short-term borrowings, which include commercial paper and the receivables financing facility, were $390.7 million at December 31, 2014 compared to $174.0 million at December 31, 2013. The increase in short-term borrowings is primarily due to borrowings to fund the Company’s ongoing share repurchase program and to finance acquisitions. In November 2014, the Company completed the offering and sale of $850.0 million medium-term notes, consisting of $350.0 million principal amount of 2.875% 2019 Notes and $500.0 million principal amount of 2024 Notes. The aggregate net proceeds were $841.8 million. Short-term borrowings outstanding as of December 31, 2013 were primarily used to fund the Company’s $350.0 million accelerated stock buyback program initiated in October 2013.
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
During 2012, the Company received net proceeds of $106.0 million from its short-term borrowing arrangements. The net short-term borrowings in 2012 were used for the redemption of the $436.7 million of the 5.25% Junior Convertible Subordinated Debentures (the “Debentures”) in July 2012 and the repayments of an aggregate $750.0 million principal amount of medium-term notes during 2012, partially offset by proceeds from long-term debt issuances in the second and fourth quarters of 2012. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 and $250.0 million aggregate principal amount of 4.0% notes due 2022 (collectively, the “Notes”). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of the Debentures that underlie the convertible preferred securities, to reduce short-term borrowings and for general corporate purposes. In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of the 2.05% notes due 2017 (the “2017 Notes”). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used for the early repayment of the $500.0 million outstanding principal amount of the 5.50% notes due 2013 (the “2013 Notes”) in December 2012.
During 2013, the Company sold its Hardware and Teach Platform businesses for aggregate net proceeds of $180.9 million. The proceeds are net of $3.9 million of transaction expenses and $2.6 million of cash included in the assets sold. In addition, cash provided by operating activities in 2013 includes cash collected on accounts receivable, net of customer-related liabilities, related to the Hardware business, which were retained by the Company in the sale of the Hardware business and totaled approximately $27.0 million of net assets.

During 2014, the Company received $76.6 million in connection with the exercise of employee stock options, which compares to $81.0 million received in 2013 and $15.6 million received in 2012. During 2014, the Company used $15.9 million to repurchase its common stock to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock units, which compares to $29.2 million and $16.4 million used in 2013 and 2012, respectively.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $161.9 million, $138.2 million and $177.2 million for 2014, 2013 and 2012, respectively. Capital expenditures incurred for capitalized software projects included in capital expenditures were $20.8 million, $32.4 million and $43.9 million for 2014, 2013 and 2012, respectively, with the largest capitalized software project relating to the implementation of SAP.
During 2014, the Company completed the acquisitions of Ignite and Baby Jogger and acquired the assets of bubba. The total net purchase price for these three businesses was $602.3 million, which was paid from proceeds received from the issuance of the

2.875% 2019 Notes and the 2024 Notes and short-term borrowings. During 2012, the Company paid $26.5 million in connection with acquisitions and acquisition-related activity.
During 2014, the Company used aggregate net proceeds of $841.8 million from the issuance of the 2.875% 2019 Notes and 2024 Notes and short-term borrowings to redeem $168.7 million of the $550.0 million outstanding 4.7% notes due 2020, redeem the $250.0 million of outstanding 2.0% notes due 2015, redeem the $20.7 million of outstanding 10.6% notes due 2019, finance acquisitions and for general corporate purposes.
During 2012, the Company retired $250.0 million outstanding principal amount of 6.75% medium-term notes (the “2012 Notes”) at maturity in March 2012, for which interest expense was previously recorded at a rate of approximately 2.3% after contemplating the effect of the terminated interest rate swaps related to the 2012 Notes. In July 2012, the Company redeemed $436.7 million outstanding principal amount of Debentures that underlie the Preferred Securities. During the third quarter of 2012, the Company repaid an additional $8.5 million outstanding principal amount of extant 6.11% medium-term notes due 2028 (the “2028 Notes”). In December 2012, the Company repaid $500.0 million outstanding principal amount of the 2013 Notes and paid a premium of$7.1 million due to early repayment. The Company used a combination of short-term borrowings, cash on hand, and proceeds from the Notes and the 2017 Notes to repay the 2012 Notes, the 2013 Notes, the 2028 Notes and the Debentures.
Aggregate dividends paid were $182.5 million, $174.1 million and $125.9 million for 2014, 2013 and 2012, respectively. The Company’s Board of Directors approved a 13.3% increase in the Company’s quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend paid in June 2014. The Company’s Board of Directors previously approved a 50% increase in the quarterly dividend from $0.10 per share to $0.15 per share, effective with the Company’s dividend paid in December 2012, and increased the quarterly dividend 25% from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012.
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP was authorized to run for a period of three years ending in August 2014. In 2014, the SRP was expanded and extended to provide for over $750.0 million of additional repurchases of the Company’s outstanding shares from February 2014 through December 2017. During 2014, 2013 and 2012, the Company repurchased and retired 11.4 million, 4.7 million, and 4.9 million shares, respectively, pursuant to the SRP for $363.2 million, $119.5 million and $91.5 million, respectively.
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback (the “ASB”) of the Company’s common stock. Under the ASB, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9.4 million shares of the Company’s common stock. In March 2014, the ASB was completed and Goldman Sachs delivered 2.0 million shares of the Company’s common stock to the Company. Such shares were immediately retired. The Company used cash on hand and short-term borrowings to fund the initial purchase price.

Cash used for restructuring activities was $71.8 million, $74.9 million and $48.6 million for 2014, 2013 and 2012, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.

The Company made contributions of $34.9 million, $141.6 million and $100.8 million to its defined benefit plans for 2014, 2013 and 2012, respectively. The contributions are included in cash provided by operating activities.
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

	2014	2013	2012
Accounts receivable	74	68	67
Inventory	67	67	66
Accounts payable	(64)	(55)	(50)
Cash conversion cycle	77	80	83
The decrease in the cash conversion cycle from 2014 to 2013 is due to the increase in accounts receivable days, attributable to the timing of sales in the fourth quarter of 2014 compared to the fourth quarter of 2013, which was more than offset by the increase in accounts payable days as a result in increased purchases towards the end of 2014 as compared to 2013. The acquisitions had the effect of increasing the cash conversion cycle by approximately 1 day in 2014 since the bubba and Baby Jogger results of operations were not included in the Company’s results of operations for the entire fourth quarter of 2014. The decrease in the cash conversion cycle from 2012 to 2013 is due to working capital management activities. The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at December 31, 2014 were $199.4 million, and the Company had $772.0 million of borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at December 31, 2014 was $535.9 million compared to $681.1 million at December 31, 2013, and the current ratio at December 31, 2014 was 1.28:1 compared to 1.42:1 at December 31, 2013. The decrease in working capital is due to the increase in short-term borrowings, the proceeds of which were used for acquisitions and the SRP.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.55:1 and 0.44:1 at December 31, 2014 and December 31, 2013, respectively.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Cash and cash equivalents at December 31, 2014 includes $53.3 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity for the issuance of commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of December 31, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $28.0 million, resulting in $772.0 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2013, the Company amended its receivables financing facility (the “receivables facility”) to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015. As of December 31, 2014, aggregate borrowings of $350.0 million were outstanding under the receivables facility at a weighted-average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2014		2013
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$239.7	$114.4	$249.6	$122.4
Receivables facility	350.0	213.8	200.0	171.4
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of December 31, 2014, the Company had complied with all covenants under the indentures and the agreements governing its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and utilize the $772.0 million available for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.5 billion and $1.8 billion as of December 31, 2014 and 2013, respectively, an increase of $645.5 million primarily due to the net increase of $429.7 million in outstanding medium-term notes from the offering and sale of the 2.875% 2019 Notes and the 2024 Notes. The aggregate proceeds of the 2.875% 2019 Notes and 2014 Notes were used to redeem $168.7 million of the $550.0 million outstanding 4.7% notes due 2020, redeem the $250.0 million of outstanding 2.0% notes due 2015 and redeem the $20.7 million of outstanding 10.6% 2019 Notes. The remaining increase in total debt is attributable to $275.0 million of additional borrowings under the receivables facility. The additional debt and operating cash flows were used for capital expenditures, the repurchases under the SRP and acquisitions.
As of December 31, 2014, the current portion of long-term debt and short-term debt totaled $397.4 million, including $28.0 million of commercial paper and $350.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted-average interest rates for the years ended December 31, (in millions, except percentages):

	2014	2013	2012
Average outstanding debt	$2,085.2	$1,980.7	$2,195.5
Average interest rate(1)	3.0%	3.0%	3.5%
(1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 39.3% and 50.4% of total debt as of December 31, 2014 and 2013, respectively.
See Footnote 10 of the Notes to Consolidated Financial Statements for further details.

Pension and Other Postretirement Plan Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets, as well as prevailing market rates of interest. The Company made no contributions to its primary U.S. defined benefit pension plan in 2014. The Company made cash contributions of $100.0 million and $48.5 million to its primary U.S. defined benefit pension plan during 2013 and 2012, respectively. The significant contribution the Company made in 2013 was not material to the Company’s pretax income for 2013, considering the expected return on plan assets of 7.5% and the Company’s average borrowing rate of 3.0%.
The Company made a voluntary cash contribution of approximately $70.0 million to its primary U.S. defined benefit plan in January 2015 to improve the overall funded status of the plan and offset the impacts of the adoption of new mortality tables to measure U.S. plan liabilities. The $70.0 million contribution is not expected to have a material impact on the Company’s pretax income for 2015, considering the expected return on plan assets of 7.25% and the Company’s average borrowing rate of 3.0%.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates, the actual return on plan assets and various estimates regarding the timing and amount of future benefit payments. For example, in 2014 the projected benefit obligations of the Company’s U.S. defined benefit plans increased $77.3 million due to a 50 basis point decrease in the discount rate and increased $111.9 million due to using updated mortality assumptions.

In September 2014, the Company commenced an offer to approximately 5,700 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2014. The benefit obligations associated with these former employees is approximately $200.0 million, equivalent to approximately 20% of the Company's benefit obligation for its U.S. tax-qualified pension plan. Cash payments of $98.6 million were made from plan assets in December 2014 to those electing the lump-sum distribution. The lump-sum payment offer did not impact the Company’s cash flow. Based on the lump-sum distributions that were paid, the Company incurred a non-cash settlement charge of $65.4 million in 2014.

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
Dividends

The Company’s Board of Directors approved a 13% increase in the quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend paid in June 2014. In February 2015, the Company’s Board of Directors approved a 12% increase in the quarterly dividend from $0.17 per share to $0.19 per share, effective with the quarterly dividend payable in March 2015.

The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives, acquisitions and restructuring activities. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In 2014, the SRP was expanded and extended to provide for over $750.0 million of additional repurchases of the Company’s outstanding shares from February 2014 through December 2017. During 2014, the Company repurchased 11.4 million shares pursuant to the SRP for $363.2 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2014, the Company has repurchased and retired a total of 24.4 million shares for $620.3 million, and the Company has $436.4 million of authorized repurchases remaining under the SRP as of December 31, 2014. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
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
Outlook

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $390.7 million, primarily representing commercial paper and borrowings under the receivables facility.
Resolution of Income Tax Contingencies
The Company recorded $15.5 million and $7.9 million in net income tax benefits in 2014 and 2013, respectively, as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. In 2012, amounts recognized as income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities, and the expiration of the statute of limitations were not material. These benefits are reflected in the Company’s 2014, 2013 and 2012 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different from that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2014, and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations is expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2014. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$2,481.9	$397.4	$361.3	$601.6	$1,121.6
Interest on debt(2)	513.6	84.2	161.7	124.0	143.7
Operating lease obligations(3)	384.3	105.8	143.1	80.3	55.1
Purchase obligations(4)	847.0	713.6	133.4	—	—
Total contractual obligations(5)	$4,226.8	$1,301.0	$799.5	$805.9	$1,320.4

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2014. Includes $28.0 million of commercial paper that the Company intends to repay or refinance and $350.0 million in borrowings under the receivables facility that the Company intends to repay or refinance before maturity. For further information relating to these obligations, see Footnote 10 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2014, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $596.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2014. For further information, see Footnote 10 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2014. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2014, for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)
Total does not include contractual obligations reported on the December 31, 2014 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $101.4 million in unrecognized tax benefits as of December 31, 2014 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and other postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2014, the Company had liabilities, net of plan assets, of $486.1 million related to its unfunded and underfunded pension and other postretirement benefit plans. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2014, the Company had $40.0 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2014, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Customer Programs
The Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net sales, totaled $594.2 million, $527.8 million and $486.8 million in 2014, 2013 and 2012, respectively.
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. As of December 31, 2014 and 2013, the Company had accrued $288.3 million and $270.7 million, respectively, for customer programs, and such amounts are included in accrued liabilities and other in the Consolidated Balance Sheets. Due to the length of time necessary to obtain relevant data from our customers, among other factors, actual amounts paid can differ from these estimates.

Recovery of Accounts Receivable
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company’s reserve for uncollectible accounts was $16.0 million and $27.1 million as of December 31, 2014 and 2013, respectively.
Inventory Reserves
The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $24.3 million, $19.6 million and $35.8 million in 2014, 2013 and 2012, respectively, and are included in cost of products sold. The Company’s reserve for excess and obsolete inventory and shrink reserves totaled $32.6 million and $37.8 million as of December 31, 2014 and 2013, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Business Combinations

The Company allocates purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, trade names and trademarks and acquired patents and developed technology; the period of time the Company expects to use the acquired intangible asset; and discount rates. In estimating the future cash flows, the Company considers demand, competition and other economic factors. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future. Estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed, which could result in adjustments to the values of tangible assets acquired, liabilities assumed and intangible assets acquired or could result in future income or expenses if such changes in estimates are identified beyond one year from the date of acquisition.

The Company considers various factors in determining whether an acquired trademark or trade name has an indefinite life. In assessing whether an acquired trademark or trade name has an indefinite life, the Company considers legal and regulatory provisions that may limit the useful life, customer loyalty, brand strength and positioning, the effects of obsolescence and other economic factors, the Company’s plans for incorporating the trademark or trade name into its brand portfolio and the Company’s historical experience in using and renewing similar assets. The Company considers all other acquired intangible assets definite-lived assets and generally amortizes the assets on a straight-line basis. The Company determines the amortizable life of acquired definite-lived intangible assets based on the number of years over which a significant amount of the discounted cash flows contributes to the estimated fair value of the asset.

The Company accounts for costs to exit or restructure certain activities of an acquired company separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the costs of exiting facilities, estimates are made regarding future sub-lease payments to be received, which can differ materially from actual results. As a result, the Company may be required to revise its estimates which may affect the Company’s results of operations and financial position in the period the revision is made.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. The Company performed its annual goodwill impairment testing as of July 1, 2014 for the 13 reporting units that comprise the Company’s five operating segments. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units. Goodwill of $173.6 million associated with the acquisitions of Ignite and the assets of bubba has been included in the Rubbermaid Consumer reporting unit as of December 31, 2014, and goodwill of $91.8 million associated with the acquisition of Baby Jogger has been included in the Baby & Parenting reporting unit as of December 31, 2014.
As of July 1, 2014, the Company had 13 reporting units with total goodwill of $2.4 billion. Four of the Company’s 13 reporting units accounted for over 72% of the Company’s total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and Industrial Products & Services.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment of goodwill were necessary during 2014.
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
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2014 was not required during 2014.
Potential for Future Impairments
The Company had 13 reporting units with total goodwill of $2.5 billion as of December 31, 2014. Five of the Company’s 13 reporting units accounted for approximately 80% of the Company’s total goodwill. These five reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; Rubbermaid Consumer; and Industrial Products & Services. The Company also had $470.2 million of indefinite-lived intangible assets as of December 31, 2014. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Capitalized Software Costs
The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company capitalized $20.8 million of software costs during 2014, which primarily relate to employee, consultant and related personnel costs incurred in the rollout of SAP in Latin America.

Capitalized software costs net of accumulated amortization were $232.3 million at December 31, 2014. Capitalized interest costs included in capitalized software were not material as of December 31, 2014.
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
Other Long-Lived Assets
The Company continuously evaluates whether impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $33.6 million as of December 31, 2014. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and estimates the probability and amount of loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and other matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2014, ranged between $23.0 million and $28.3 million. As of December 31, 2014, the Company had a reserve of $24.1 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.
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
The Company’s provision for income taxes is subject to volatility and could be favorably or adversely affected by earnings being higher or lower in countries that have lower tax rates and higher or lower in countries that have higher tax rates; by changes in the valuation of deferred tax assets and liabilities; by expiration of or lapses in tax-related legislation; by expiration of or lapses in tax incentives; by tax effects of nondeductible compensation; by changes in accounting principles; by liquidity needs driving repatriations of non-U.S. cash to the U.S.; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.
The Company’s effective tax rate differs from the statutory rate, primarily due to the tax impact of state taxes, foreign tax rates, tax credits, the domestic manufacturing deduction, tax audit settlements and valuation allowance adjustments. Significant judgment is required in evaluating uncertain tax positions, determining valuation allowances recorded against deferred tax assets, and ultimately, the income tax provision.
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

•
Mortality rates: Mortality rates are based on actual and projected plan experience, including consideration of the most recent mortality tables issued by the Society of Actuaries for the Company’s U.S. plans.

•	Rate of compensation increase: The rate of compensation increases reflects the Company’s long-term actual experience and its outlook, including consideration of expected rates of inflation.

In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2014 (in millions):

	U.S.	International
Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$2.0
Accrued current benefit cost	(9.8)	(3.6)
Accrued noncurrent benefit cost	(298.9)	(85.7)
Net liability recognized in the Consolidated Balance Sheet	$(308.7)	$(87.3)

		U.S.
Other postretirement benefit obligations:
Accrued current benefit cost		$(6.8)
Accrued noncurrent benefit cost		(81.3)
Liability recognized in the Consolidated Balance Sheet		$(88.1)
The following table summarizes the net pretax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2014	2013	2012
Net pension cost, excluding settlement charge	$23.5	$29.0	$25.4
U.S. pension settlement charge	65.4	—	—
Net postretirement benefit costs	(0.6)	5.0	7.2
Total	$88.3	$34.0	$32.6
The Company used a weighted-average discount rate of 4.4% to determine the expenses for 2014 for the pension and postretirement plans. The Company used a weighted-average expected return on assets of 6.3% to determine the expense for the pension plans for 2014.
The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2014 Expense
25 basis point decrease in discount rate	$0.8
25 basis point increase in discount rate	$(0.9)
25 basis point decrease in expected return on assets	$3.3
25 basis point increase in expected return on assets	$(3.3)
The total projected benefit obligations of the Company’s pension and postretirement plans as of December 31, 2014 were $1.73 billion and $88.1 million, respectively. The Company used a weighted-average discount rate of 3.6% to determine the projected benefit obligations for the pension and postretirement plans as of December 31, 2014.
The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2014 Impact on PBO
25 basis point decrease in discount rate	$63.7
25 basis point increase in discount rate	$(61.3)

The Company has $511.7 million (after-tax) of net unrecognized pension and other postretirement losses ($750.0 million pretax) included as a reduction to stockholders’ equity at December 31, 2014. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is generally amortized to expense over the remaining life of each plan. The net amount amortized to expense totaled $21.0 million (pretax) in 2014, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. In addition, the Company recognized $65.4 million of previously unrecognized pension losses as a settlement charge in 2014 in connection with the payment of lump-sum benefits to certain U.S. pension plan participants. Changes in actuarial assumptions, changes in discount rates, actual returns on plan assets and changes in the actuarially determined life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.
Restructuring
The Company has and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs, including environmental and legal contingencies associated with restructuring activities. The Company accrues for severance and other employee separation costs under these activities when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experience and previously negotiated settlements. The Company accrues for future lease costs, net of management’s estimate for future sublease income, when the leased property has been vacated and is no longer being used. When estimating the costs of exiting facilities, estimates are made regarding future sub-lease payments to be received, which can differ materially from actual results and result in additional restructuring costs in future periods. Environmental and legal contingencies associated with restructuring activities are accrued when the liability is probable of being incurred and is estimable. The total restructuring liabilities included in accrued liabilities and other in the Consolidated Balance Sheets as of December 31, 2014 and 2013 were $46.2 million and $76.7 million, respectively. Due to the estimates required for future payments for employee separation programs, vacated leased properties and contingencies, actual amounts paid can differ from these estimates.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Footnote 1—Description of Business and Significant Accounting Policies—Recent Accounting Pronouncements.”
International Operations
For 2014, 2013 and 2012, the Company’s non-U.S. businesses accounted for approximately 31%, 33% and 33% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2014 vs. 2013	2013 vs. 2012
	2014	2013	2012	% Change	% Change
U.S.	$3,945.1	$3,783.3	$3,668.4	4.3%	3.1%
Non-U.S	1,781.9	1,823.7	1,840.1	(2.3)	(0.9)
	$5,727.0	$5,607.0	$5,508.5	2.1%	1.8%
The Company accounts for its Venezuelan operations using highly inflationary accounting. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s Venezuelan operations.
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
The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments, included in cash and cash equivalents; mutual fund and other investments, included in other assets; derivative instruments, primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities; and pension assets and liabilities included in the Company’s net pension liability, and these assets and liabilities are therefore subject to the measurement and disclosure requirements outlined in the authoritative guidance. The Company determines the fair value of its money market fund investments based on the values of the underlying assets (Level 2) and its mutual fund and other investments based on quoted market prices (Level 1). The Company generally uses derivatives for hedging purposes, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2. The Company determines the fair value of its pension assets annually primarily based on quoted market prices (Level 1) and the fair value of underlying investments and market-based inputs (Level 2). The fair values of approximately 5% of the Company’s pension assets are determined using Level 3 inputs.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and financial results from recently completed acquisitions and planned divestitures and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,”

“would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; the effects of consolidation of the Company’s customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to realize the anticipated benefits of increased advertising spend; product liability, product recalls or regulatory actions (including any fines or penalties resulting from governmental investigations into the circumstances related thereto); the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those matters set forth in this Report generally, including Item 1A herein. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 60.7% of the Company’s $2.48 billion of total debt as of December 31, 2014.
Foreign Currency Exchange Rates
The Company is exposed to foreign currency risk in the ordinary course of business, since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third-party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency, particularly in situations where financial instruments are not available for currencies to hedge exposures.
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
As of December 31, 2014, the Company has $53.3 million of cash and cash equivalents subject to currency and currency exchange controls in Venezuela. The value of this cash is therefore subject to changes in value based on exchange controls implemented by the Venezuelan government.
Commodity Prices
The Company purchases certain raw materials, including resin, corrugate, steel, stainless steel, aluminum and other metals, which are subject to price volatility caused by unpredictable factors. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process.
Financial Instruments
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2014 as follows (in millions):

Prepaid expenses and other	$7.7
Other assets	$—
Other accrued liabilities	$0.5
Other noncurrent liabilities	$11.8
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

Market Risk(1)	2014 Average	December 31, 2014	2013 Average	December 31, 2013	Confidence Level
Interest rates	$2.3	$2.5	$3.2	$3.1	95%
Foreign exchange	$4.9	$5.0	$7.9	$7.1	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. Additionally, since the Company operates globally and, therefore, among a broad basket of currencies, its foreign currency exposure is diversified. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

The Company completed its acquisitions of Ignite Holdings, LLC (“Ignite”) on September 4, 2014 and Baby Jogger Holdings, Inc. (“Baby Jogger”) on December 15, 2014 and the assets of bubba brands, inc. (“bubba”) on October 22, 2014 . As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Ignite, Baby Jogger and bubba, which are included in the Company’s consolidated financial statements as of December 31, 2014 and for the period from the respective acquisition date through December 31, 2014. The assets, excluding goodwill, of Ignite, Baby Jogger and bubba constituted approximately 3.1%, 2.4 and 0.9%, respectively, of the Company’s total assets as of December 31, 2014, and Ignite, Baby Jogger and bubba net sales represented approximately 0.9%, 0.1% and 0.2%, respectively, of the Company’s net sales for the year ended December 31, 2014.
Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of Ignite and Baby Jogger and the bubba assets, the Company’s management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
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
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Ignite Holdings, LLC, Baby Jogger Holdings, Inc., and bubba brands, inc., which are included in the 2014 consolidated financial statements of Newell Rubbermaid Inc. and subsidiaries and constituted approximately 3.1%, 2.4%, and 0.9%, respectively, of total assets as of December 31, 2014, and approximately 0.9%, 0.1%, and 0.2%, respectively, of net sales for the year then ended. Our audit of internal control over financial reporting of Newell Rubbermaid Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Ignite, Baby Jogger, and bubba.
In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Newell Rubbermaid Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2015

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2014	2013	2012
Net sales	$5,727.0	$5,607.0	$5,508.5
Cost of products sold	3,523.6	3,482.1	3,414.4
Gross margin	2,203.4	2,124.9	2,094.1
Selling, general and administrative expenses	1,480.5	1,399.5	1,403.5
Pension settlement charge	65.4	—	—
Restructuring costs	52.8	110.3	52.9
Operating income	604.7	615.1	637.7
Nonoperating expenses:
Interest expense, net of interest income of $3.9, $2.0 and $4.3 in 2014, 2013 and 2012, respectively	60.4	60.3	76.1
Losses related to extinguishments of debt	33.2	—	10.9
Other expense (income), net	49.0	18.5	(1.3)
Net nonoperating expenses	142.6	78.8	85.7
Income before income taxes	462.1	536.3	552.0
Income tax expense	89.1	120.0	161.5
Income from continuing operations	373.0	416.3	390.5
Income from discontinued operations, net of tax	4.8	58.3	10.8
Net income	$377.8	$474.6	$401.3
Weighted-average shares outstanding:
Basic	276.1	288.6	291.2
Diluted	278.9	291.8	293.6
Earnings per share:
Basic:
Income from continuing operations	$1.35	$1.44	$1.34
Income from discontinued operations	0.02	0.20	0.04
Net income	$1.37	$1.64	$1.38
Diluted:
Income from continuing operations	$1.34	$1.43	$1.33
Income from discontinued operations	0.02	0.20	0.04
Net income	$1.35	$1.63	$1.37
Dividends per share	$0.66	$0.60	$0.43
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

Year Ended December 31,	2014	2013	2012
Net income	$377.8	$474.6	$401.3

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(126.3)	5.0	40.6
Change in unrecognized pension and other postretirement costs	(28.4)	137.8	(119.8)
Derivative hedging gain (loss)	5.5	1.0	(2.8)
Total other comprehensive (loss) income, net of tax	(149.2)	143.8	(82.0)

Comprehensive income(1)	$228.6	$618.4	$319.3

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$199.4	$226.3
Accounts receivable, net of allowances of $25.3 for 2014 and $38.0 for 2013	1,248.2	1,105.1
Inventories, net	708.5	684.4
Deferred income taxes	134.4	134.4
Prepaid expenses and other	136.1	135.4
Total Current Assets	2,426.6	2,285.6
Property, plant and equipment, net	559.1	539.6
Goodwill	2,546.0	2,361.1
Other intangible assets, net	887.2	614.5
Other assets	262.2	268.9
Total Assets	$6,681.1	$6,069.7
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$674.1	$558.9
Accrued compensation	159.9	167.3
Other accrued liabilities	659.3	703.5
Short-term debt	390.7	174.0
Current portion of long-term debt	6.7	0.8
Total Current Liabilities	1,890.7	1,604.5
Long-term debt	2,084.5	1,661.6
Deferred income taxes	220.4	108.3
Other noncurrent liabilities	630.6	620.3
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	288.7	297.5
Outstanding shares, before treasury:
2014 – 288.7
2013 – 297.5
Treasury stock, at cost:	(493.1)	(477.2)
Shares held:
2014 – 19.5
2013 – 18.9
Additional paid-in capital	739.0	654.3
Retained earnings	2,111.2	2,242.1
Accumulated other comprehensive loss	(794.4)	(645.2)
Stockholders’ Equity Attributable to Parent	1,851.4	2,071.5
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5
Total Stockholders’ Equity	1,854.9	2,075.0
Total Liabilities and Stockholders’ Equity	$6,681.1	$6,069.7
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2014	2013	2012
Operating Activities:
Net income	$377.8	$474.6	$401.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.1	158.9	163.7
(Gain) loss on disposal of discontinued operations	(2.2)	(87.4)	(5.2)
Losses related to extinguishments of debt	33.2	—	10.9
Non-cash restructuring costs	7.2	4.2	0.3
Deferred income taxes	39.3	88.6	71.2
Stock-based compensation expense	29.9	37.2	32.9
Pension settlement charge	65.4	—	—
Other, net	69.1	32.3	12.0
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(140.9)	(19.0)	(101.2)
Inventories	(28.2)	(61.6)	7.7
Accounts payable	87.3	59.0	56.3
Accrued liabilities and other	(59.9)	(81.6)	(31.4)
Net Cash Provided by Operating Activities	634.1	605.2	618.5

Investing Activities:
Proceeds from sales of businesses and other noncurrent assets	19.0	189.8	43.5
Acquisitions and acquisition-related activity	(602.3)	—	(26.5)
Capital expenditures	(161.9)	(138.2)	(177.2)
Other	(6.7)	1.8	(2.8)
Net Cash (Used in) Provided By Investing Activities	(751.9)	53.4	(163.0)

Financing Activities:
Short-term borrowings, net	217.3	(35.8)	106.0
Proceeds from issuance of debt, net of debt issuance costs	841.8	—	841.9
Payments on and for the settlement of notes payable and debt	(465.2)	—	(1,203.4)
Repurchase and retirement of shares of common stock	(363.2)	(470.0)	(91.5)
Cash dividends	(182.5)	(174.1)	(125.9)
Excess tax benefits related to stock-based compensation	10.6	15.8	12.7
Proceeds from exercises of employee stock options	76.6	81.0	15.6
Repurchases of shares of common stock related to stock-based compensation	(15.9)	(29.2)	(16.4)
Other, net	(0.5)	(1.2)	15.0
Net Cash Provided by (Used in) Financing Activities	119.0	(613.5)	(446.0)

Currency rate effect on cash and cash equivalents	(28.1)	(2.6)	4.1
(Decrease) Increase in Cash and Cash Equivalents	(26.9)	42.5	13.6
Cash and Cash Equivalents at Beginning of Year	226.3	183.8	170.2
Cash and Cash Equivalents at End of Year	$199.4	$226.3	$183.8
Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$33.8	$55.3	$56.6
Interest	$56.7	$57.7	$101.3
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2011	$305.3	$(432.8)	$586.3	$2,097.3	$(707.0)	$1,849.1	$3.5	$1,852.6
Net income	—	—	—	401.3	—	401.3	—	401.3
Foreign currency translation	—	—	—	—	40.6	40.6	—	40.6
Unrecognized pension and other postretirement costs	—	—	—	—	(119.8)	(119.8)	—	(119.8)
Loss on derivative instruments	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Cash dividends on common stock	—	—	—	(125.2)	—	(125.2)	—	(125.2)
Stock-based compensation and other	4.3	(15.2)	57.8	(1.9)	—	45.0	—	45.0
Retirement of common stock purchased under the 2011 SRP	(4.9)	—	(10.0)	(76.6)	—	(91.5)	—	(91.5)
Balance at December 31, 2012	$304.7	$(448.0)	$634.1	$2,294.9	$(789.0)	$1,996.7	$3.5	$2,000.2
Net income	—	—	—	474.6	—	474.6	—	474.6
Foreign currency translation	—	—	—	—	5.0	5.0	—	5.0
Unrecognized pension and other postretirement costs	—	—	—	—	137.8	137.8	—	137.8
Gain on derivative instruments	—	—	—	—	1.0	1.0	—	1.0
Cash dividends on common stock	—	—	—	(174.1)	—	(174.1)	—	(174.1)
Stock-based compensation and other	6.9	(29.2)	123.0	(0.2)	—	100.5	—	100.5
Retirement of common stock purchased under the ASB	(9.4)	—	(92.3)	(248.8)	—	(350.5)	—	(350.5)
Retirement of common stock purchased under the 2011 SRP	(4.7)	—	(10.5)	(104.3)	—	(119.5)	—	(119.5)
Balance at December 31, 2013	$297.5	$(477.2)	$654.3	$2,242.1	$(645.2)	$2,071.5	$3.5	$2,075.0
Net income	—	—	—	377.8	—	377.8	—	377.8
Foreign currency translation	—	—	—	—	(126.3)	(126.3)	—	(126.3)
Unrecognized pension and other postretirement costs		—	—	—	(28.4)	(28.4)	—	(28.4)
Gain on derivative instruments	—	—	—	—	5.5	5.5	—	5.5
Cash dividends on common stock	—	—	—	(182.5)	—	(182.5)	—	(182.5)
Stock-based compensation and other	4.5	(15.9)	109.7	(1.3)	—	97.0	—	97.0
Retirement of common stock purchased under the ASB	(2.0)	—	2.0	—	—	—	—	—
Retirement of common stock purchased under the 2011 SRP	(11.3)	—	(27.0)	(324.9)	—	(363.2)	—	(363.2)
Balance at December 31, 2014	$288.7	$(493.1)	$739.0	$2,111.2	$(794.4)	$1,851.4	$3.5	$1,854.9
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business
Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica®and Baby Jogger®. The Company’s multi-product offering consists of well-known, name brand consumer and commercial products in five business segments: Writing, Home Solutions, Tools, Commercial Products and Baby & Parenting.

During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment.
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
Reclassifications
Certain 2013 and 2012 amounts have been reclassified to conform to the 2014 presentation.
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

The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s foreign currency derivatives at December 31, 2014 was $7.7 million, and the Company had no credit exposure with respect to its interest rate derivatives at December 31, 2014.
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
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. The aggregate cost of customer discounts (primarily volume discounts) and cooperative advertising, which are included as a reduction in net sales, was $594.2 million, $527.8 million and $486.8 million in 2014, 2013 and 2012, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 6 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2014 and 2013, the Company’s reserves for excess and obsolete inventory and shrink totaled $32.6 million and $37.8 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20-40 years) and machinery and equipment (3-15 years).
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
See Footnote 8 for additional detail on goodwill and other intangible assets.
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
Advertising Costs
The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $136.3 million, $117.7 million and $117.6 million for 2014, 2013 and 2012, respectively. All other advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $188.5 million, $149.3 million and $140.0 million in 2014, 2013 and 2012, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $107.5 million, $102.9 million and $109.6 million in 2014, 2013 and 2012, respectively.
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
The fair values of foreign currency hedging instruments are recorded within Prepaid expenses and other and Other accrued liabilities in the Consolidated Balance Sheets based on the maturity of the Company’s forward contracts at December 31, 2014 and 2013. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
Venezuelan Operations
The Company accounts for its Venezuelan operations using highly inflationary accounting, and therefore, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In February 2013, the exchange rate for Bolivars declined to 6.3 Bolivars per U.S. Dollar. Prior thereto, the Company remeasured its operations denominated in Bolivars at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (“SITME”) of 5.3 Bolivars per U.S. Dollar. As a result, the Company recorded a charge of $11.1 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate was intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I, but was no longer being quoted beginning February 2015. As a result of these changes, an entity may be able to convert Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of December 31, 2014, were 6.3 (official rate), 12.0 (SICAD I) and 50.0 (SICAD II). The Company analyzed the multiple rates currently available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends can be paid. Based on this analysis, as of March 31, 2014 the Company adopted the SICAD I rate as the appropriate rate to use for remeasurement prospectively. Therefore, as of December 31, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 12.0 Bolivars per U.S. Dollar, which was the SICAD I rate on that date. The Company recorded charges of $45.6 million in 2014, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014. The Company will continue to monitor developments over the coming quarters and expects to continue to use the SICAD I rate to remeasure the net monetary assets of its Venezuelan subsidiary unless facts and circumstances change. The results of the Company’s Venezuelan operations have been included in the Company’s consolidated financial statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars to fund its Venezuelan operations and has had the ability to exercise control over a majority of the operating decisions of its Venezuelan business.
As of December 31, 2014, the Company’s Venezuelan operations had approximately $55.8 million in Bolivar-denominated net monetary assets, including $53.3 million of cash and cash equivalents. The $53.3 million is subject to currency exchange controls in Venezuela, which limits the amount of cash available to support the Company’s worldwide operations. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the years ended December 31, 2014, 2013 and 2012, the Company’s Venezuelan operations generated 1.4% or less of consolidated net sales.
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
The Company is also unable to predict how any pricing regulations will impact the Company’s Venezuelan operations, as the regulations may require the Company to reduce prices in the future and/or limit its ability to increase prices in the future to offset inflation or other increases in costs.
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
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014, with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 on January 1, 2015, and the adoption did not impact the Company’s financial statements and disclosures. As required by ASU 2014-08, the businesses currently classified as discontinued operations will continue to be classified as such after January 1, 2015.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 — Revenue Recognition” and most industry-specific guidance. ASU 2014-09 requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position, results of operations and disclosures.

FOOTNOTE 2
Acquisitions
Ignite
On September 4, 2014, the Company acquired 100% of Ignite Holdings, LLC (“Ignite”) for $312.9 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers sold under the Contigo® and Avex® brands. The Ignite acquisition gives the Company’s Home Solutions segment access to additional channels in the on-the-go hydration and thermal bottle market in North America and fits with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels.
This acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third-party valuations, the Company allocated $18.5 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. Approximately $57.6 million was allocated to an indefinite-lived intangible asset and approximately $94.0 million was allocated to definite-lived intangible assets with a weighted-average life of 7.5 years. The indefinite-lived intangible asset represents the acquired Contigo® trade name. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $142.8 million as goodwill, which is included in the Consolidated Balance Sheet at December 31, 2014. Approximately $105.5 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for working capital and other matters. Ignite’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date, including net sales of $51.1 million since the acquisition date. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.

bubba
On October 22, 2014, the Company acquired 100% of the assets of bubba brands, inc. (“bubba”) for $82.9 million. bubba is a designer and marketer of durable beverage containers in North America. The bubba acquisition expands the presence and distribution of the Company’s Home Solutions segment in the on-the-go thermal and hydration beverageware market.
The bubba acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third-party valuations, the Company allocated $11.1 million of the purchase price to identified tangible and monetary net assets and $41.0 million to identified intangible assets. Approximately $41.0 million was allocated to definite-lived intangible assets with a weighted-average life of 10 years. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $30.8 million as goodwill, which is included in the Consolidated Balance Sheet at December 31, 2014. All of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for working capital and other matters. bubba’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date, including net sales of $13.4 million since the acquisition date. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
Baby Jogger
On December 15, 2014, the Company acquired 100% of Baby Jogger Holdings, Inc. (“Baby Jogger”), a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint. The Company acquired Baby Jogger for net cash consideration of $206.5 million, a portion of which was used to repay Baby Jogger’s outstanding debt obligations at closing.
The Baby Jogger acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third-party valuations, the Company allocated $12.3 million of the purchase price to identified tangible and monetary net liabilities and $127.0 million to identified intangible assets. Approximately $104.0 million was allocated to an indefinite-lived intangible asset, and approximately $23.0 million was allocated to definite-lived intangible assets with a weighted-average life of 5 years. The indefinite-lived intangible asset represents the acquired Baby Jogger trade name and the acquired City Mini® and City Select® sub-brands. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $91.8 million as goodwill, which is included in the Consolidated Balance Sheet at December 31, 2014. Approximately $27.9 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for working capital and other matters. Baby Jogger’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date, including net sales of $4.4 million since the acquisition date. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The goodwill associated with the acquisitions is primarily attributable to synergies expected to arise after the acquisitions. The Company incurred $5.5 million of acquisition and integration costs associated with the Ignite, bubba and Baby Jogger acquisitions, which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for 2014.
The pro forma net sales for the year ended December 31, 2014 as if the Ignite, bubba and Baby Jogger acquisitions occurred on January 1, 2014 are $5.94 billion (unaudited). The pro forma net income and earnings per share for 2014 reflecting the inclusion of the acquisitions, individually and in the aggregate, as if such acquisitions occurred on January 1, 2014 would not be materially different than reported results for 2014 and therefore are not presented.

FOOTNOTE 3
Discontinued Operations
During 2014, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The Endicia business provides on-line postage solutions. The Culinary electrics business sells kitchen electrics and accessories to retailers, and the retail business sells cookware products and accessories through outlet stores. Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that these businesses did not align with the

Company’s long-term growth plans and has initiated plans to sell these businesses. The net assets of these businesses at December 31, 2014 were $43.3 million, primarily representing goodwill.
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
The following table provides a summary of amounts included in discontinued operations, which primarily relate to the Hardware, Teach, Endicia and Culinary electrics and retail businesses (in millions):

	2014	2013	2012
Net sales	$83.4	$280.2	$394.2
Income from discontinued operations before income taxes	$2.2	$0.5	$13.9
Income tax expense	0.8	1.1	4.8
Income (loss) from discontinued operations	1.4	(0.6)	9.1
Net gain on disposal(1)	3.4	58.9	1.7
Income from discontinued operations, net of tax	$4.8	$58.3	$10.8

(1)
2014 includes pretax gains of $2.2 million (related tax benefit of $1.2 million) relating to the recognition of $4.8 million of previously deferred gains on the sale of the international Hardware businesses, offset by $2.6 million of impairments relating to the Culinary businesses. 2013 includes pretax gains of $87.4 million (related tax expense of $28.5 million) relating to net gains from sale; impairments and write-offs of goodwill, intangibles and other long-lived assets; and write-downs and write-offs of net working capital. For 2012, net gain on disposal includes pretax gains of $5.2 million (related tax expense of $3.4 million) relating to the sale of the hand torch and solder business.

FOOTNOTE 4
Stockholders’ Equity
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback (the “ASB Agreement”) of the Company’s common stock. Under the ASB Agreement, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9.4 million shares of the Company’s common stock based on an initial per share amount of $29.69, representing a substantial majority of the shares expected to be delivered under the ASB Agreement. The number of shares that the Company ultimately purchased under the ASB Agreement was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, less a discount, and was subject to certain adjustments under the ASB Agreement. Upon settlement following the end of the calculation period in March 2014, Goldman Sachs delivered 2.0 million additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, was $350.0 million. Such shares were immediately retired.
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP was authorized for a period of three years ending in August 2014. In 2014, the SRP was expanded and extended such that the Company may repurchase over $750.0 million of additional shares from February 2014 through the end of 2017, and the $42.9 million availability remaining at December 31, 2013 under the initial $300.0 million authorization was canceled. During 2014, the Company repurchased 11.4 million shares pursuant to the SRP for $363.2 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2014, the Company has repurchased and retired a total of 24.4 million shares at an aggregate cost of $620.3 million, and the Company has $436.4 million of authorized repurchases remaining under the SRP as of December 31, 2014. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

The following tables display the components of accumulated other comprehensive income (loss ) (“AOCI”) as of and for the years ended December 31, 2014 and 2013 (in millions):

	Foreign Currency Translation Loss, net of tax(1)	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging (Loss) Income, net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)
Other comprehensive income before reclassifications	4.3	116.3	3.2	123.8
Amounts reclassified to earnings	0.7	21.5	(2.2)	20.0
Net current period other comprehensive income	5.0	137.8	1.0	143.8
Balance at December 31, 2013	(161.5)	(483.3)	(0.4)	(645.2)
Other comprehensive (loss) income before reclassifications	(126.3)	(84.1)	9.5	(200.9)
Amounts reclassified to earnings	—	55.7	(4.0)	51.7
Net current period other comprehensive income	(126.3)	(28.4)	5.5	(149.2)
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
(1) Includes foreign exchange (losses) gains of $(29.6) million and $10.0 million during 2014 and 2013, respectively, associated with intercompany loans designated as long-term.

The following table depicts the components of other comprehensive income (loss) reclassified to earnings presented on a pretax basis and the associated income tax impact for the year ended December 31, (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statement of Operations			Affected Line Item in the Consolidated Statements of Operations
	2014	2013	2012
Foreign currency translation loss:
Total before tax	$—	$0.7	$—	Discontinued operations
Tax effect	—	—	—
Net of tax	$—	$0.7	$—
Unrecognized pension and other postretirement costs:
Prior service (benefit) cost	$(6.5)	$(1.6)	$0.7	(1)
Actuarial loss	92.9	33.5	25.6	(1)
Total before tax	86.4	31.9	26.3
Tax effect	(30.7)	(10.4)	(8.2)
Net of tax	$55.7	$21.5	$18.1
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(5.9)	$(3.8)	$0.1	Cost of products sold
Foreign exchange contracts on intercompany borrowings	(0.3)	—	0.1	Interest expense, net
Forward interest rate swaps	0.7	0.7	0.1	Interest expense, net
Commodity swaps	—	—	2.9	Cost of products sold
Total before tax	(5.5)	(3.1)	3.2
Tax effect	1.5	0.9	(1.3)
Net of tax	$(4.0)	$(2.2)	$1.9

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line items in the Consolidated Statements of Operations for 2014, 2013 and 2012. For 2014, $65.4 million of the amount is reflected as pension settlement charge. See Footnote 13 for further details.

FOOTNOTE 5
Restructuring Costs
Project Renewal
In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. Project Renewal is designed to simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. In connection with the program, the Company eliminated its operating groups and consolidated its 13 GBUs into five business segments. In addition, the Company is consolidating certain manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin.
In October 2014, the Company announced an expansion of Project Renewal, under which the Company intends to: (i) further streamline its supply chain function, including a reduction of overhead and a realignment of the supply chain management structure; (ii) invest in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reduce operational and manufacturing complexity in its Writing segment; (iv) further streamline its distribution and transportation functions; and (v) further reduce its overhead costs. In connection with the expansion, the Company expects to incur incremental costs of approximately $200 million, including pretax restructuring charges in the range of $75 to $125 million. Other costs related to the expansion include advisory costs for process transformation and optimization initiatives, as well as project management, capital investment and capability building costs.
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
The following table depicts the restructuring charges, net of adjustments, incurred in connection with Project Renewal for the years ended December 31, (in millions):

	2014	2013	2012	Since Inception Through December 31, 2014
Facility and other exit costs, including impairments	$7.5	$5.7	$(0.7)	$20.9
Employee severance, termination benefits and relocation costs	25.2	93.4	29.2	166.1
Exited contractual commitments and other	21.1	14.6	8.8	49.0
	$53.8	$113.7	$37.3	$236.0

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The provision amounts in the following tables include adjustments for updates or subsequent changes to restructuring provisions. The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2014 and 2013 (in millions):

	December 31, 2013			December 31, 2014
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$7.5	$(7.5)	$—
Employee severance, termination benefits and relocation costs	60.3	25.2	(62.7)	22.8
Exited contractual commitments and other	7.1	21.1	(10.7)	17.5
	$67.4	$53.8	$(80.9)	$40.3

	December 31, 2012			December 31, 2013
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$5.7	$(5.7)	$—
Employee severance, termination benefits and relocation costs	19.0	93.4	(52.1)	60.3
Exited contractual commitments and other	4.3	14.6	(11.8)	7.1
	$23.3	$113.7	$(69.6)	$67.4

The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2014 and 2013 aggregated by reportable business segment (in millions):

	December 31, 2013			December 31, 2014
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$25.8	$9.8	$(25.9)	$9.7
Home Solutions	0.7	1.7	(1.4)	1.0
Tools	0.3	3.3	(3.1)	0.5
Commercial Products	6.8	3.2	(4.9)	5.1
Baby & Parenting	1.4	2.1	(1.3)	2.2
Corporate (including discontinued operations)	32.4	33.7	(44.3)	21.8
	$67.4	$53.8	$(80.9)	$40.3

	December 31, 2012			December 31, 2013
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$1.4	$34.3	$(9.9)	$25.8
Home Solutions	8.5	4.6	(12.4)	0.7
Tools	0.2	4.3	(4.2)	0.3
Commercial Products	1.4	8.1	(2.7)	6.8
Baby & Parenting	0.9	1.9	(1.4)	1.4
Corporate (including discontinued operations)	10.9	60.5	(39.0)	32.4
	$23.3	$113.7	$(69.6)	$67.4
Total Restructuring Costs
The table below shows restructuring costs recognized in continuing operations for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

Segment	2014(1)	2013(1)	2012
Writing	$9.8	$34.3	$3.7
Home Solutions	1.6	3.8	7.6
Tools	4.5	6.0	1.0
Commercial Products	3.2	8.1	5.6
Baby & Parenting	2.1	1.9	0.9
Corporate (including discontinued operations)	31.6	56.2	34.1
	$52.8	$110.3	$52.9
(1)Total restructuring costs include $1.0 million and $3.4 million of costs relating to prior restructuring projects and charges classified as discontinued operations that had the impact of decreasing the total charges for 2014 and 2013, respectively.

Cash paid for all restructuring activities included in operating activities was $71.8 million, $74.9 million and $48.6 million for 2014, 2013 and 2012, respectively.

FOOTNOTE 6
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2014	2013
Materials and supplies	$117.9	$123.5
Work in process	104.5	107.0
Finished products	486.1	453.9
	$708.5	$684.4

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 53.3% and 51.8% of gross inventory costs at December 31, 2014 and 2013, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2014 and 2013, LIFO reserves were $30.8 million and $34.2 million, respectively. The pretax income from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2014, 2013 and 2012 was $7.2 million, $6.5 million and $3.2 million, respectively.

FOOTNOTE 7
Property, Plant & Equipment, Net
Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2014	2013
Land	$21.3	$27.0
Buildings and improvements	342.9	375.0
Machinery and equipment	1,767.3	1,725.4
	2,131.5	2,127.4
Accumulated depreciation	(1,572.4)	(1,587.8)
	$559.1	$539.6
Depreciation expense for continuing operations was $93.2 million, $99.9 million and $102.9 million in 2014, 2013 and 2012, respectively.

FOOTNOTE 8
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2014 and 2013 (in millions):

Segment	December 31, 2013 Balance	Acquisitions(1)	Other Adjustments	Foreign Currency	December 31, 2014 Balance
Writing	$1,161.5	$—	$—	$(70.6)	$1,090.9
Home Solutions	205.7	173.6	—	—	379.3
Tools	484.5	—	—	(5.9)	478.6
Commercial Products	387.8	—	—	(0.3)	387.5
Baby & Parenting	121.6	91.8	—	(3.7)	209.7
	$2,361.1	$265.4	$—	$(80.5)	$2,546.0

Segment	December 31, 2012 Balance	Acquisitions	Other Adjustments(2)	Foreign Currency	December 31, 2013 Balance
Writing	$1,145.4	$—	$(7.7)	$23.8	$1,161.5
Home Solutions	226.9	—	(21.2)	—	205.7
Tools	482.2	—	—	2.3	484.5
Commercial Products	387.7	—	—	0.1	387.8
Baby & Parenting	128.0	—	—	(6.4)	121.6
	$2,370.2	$—	$(28.9)	$19.8	$2,361.1

(1)
On September 4, 2014, the Company acquired Ignite for $312.9 million, and on October 22, 2014, the Company acquired the assets of bubba for $82.9 million. Both acquisitions are included in the Company’s Home Solutions segment and resulted in total goodwill of $173.6 million. On December 15, 2014, the Company acquired Baby Jogger for a purchase price of $206.5 million, and Baby Jogger is included in the Baby & Parenting segment. The acquisition of Baby Jogger resulted in goodwill of $91.8 million.

(2) The other adjustment for 2013 for Home Solutions includes the goodwill of the cabinet and drapery hardware business that was written off in connection with the sale of the Hardware business in 2013. The other adjustment for 2013 for Writing represents the goodwill of the Teach business that was deemed impaired in connection with plans to divest the business.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangibles as of the first day of the Company’s third quarter because it coincides with the Company’s annual strategic planning process. Effective in the fourth quarter of 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in an increase in the number of reportable segments, from three to six, and reporting units, from nine to 15. Based on the Company’s plans to divest the Hardware and Teach businesses, the goodwill of these reporting units was evaluated for impairment each reporting period subsequent to the Company committing to dispose of these businesses, which occurred in the first quarter of 2013. The Company concluded that the goodwill of the Teach reporting unit was impaired in the first quarter of 2013, and the goodwill of the Hardware reporting unit was not impaired. Upon further reorganization in the first quarter of 2013 and excluding the Hardware and Teach reporting units, the number of reportable segments was reduced to five, and the number of reporting units was reduced to 13.

During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The goodwill of these businesses was evaluated for impairment each reporting period subsequent to the Company committing to dispose of these businesses, which occurred in the third quarter of 2014. The Company concluded that the goodwill of these businesses was not impaired. Other than the interim tests of impairment of the Endicia and Culinary businesses in connection with the Company’s plans to divest these businesses, there were no other impairment tests of goodwill and indefinite-lived intangible assets during 2014 other than the annual impairment tests. As of December 31, 2014, the Company continued to have 13 reporting units.
Cumulative impairment charges relating to goodwill since January 1, 2002, were $1,642.4 million as of December 31, 2014. Of these amounts, $538.0 million was included in cumulative effect of accounting change, and $363.6 million was included in discontinued operations.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$470.2	$—	$470.2	$312.4	$—	$312.4
Trade names — other	48.5	(28.6)	19.9	37.0	(25.9)	11.1
Capitalized software	462.0	(229.7)	232.3	446.8	(194.9)	251.9
Patents	152.2	(84.9)	67.3	89.5	(75.6)	13.9
Customer lists	184.8	(89.0)	95.8	108.6	(83.4)	25.2
Other	4.2	(2.5)	1.7	2.3	(2.3)	—
	$1,321.9	$(434.7)	$887.2	$996.6	$(382.1)	$614.5
The table below summarizes the Company’s amortization periods using the straight-line method for other intangible assets, including capitalized software, as of December 31, 2014:

	Weighted-Average Amortization Period (in years)	Amortization Periods (in years)
Trade names — indefinite life	N/A	N/A
Trade names — other	11	3–20 years
Capitalized software	10	3–12 years
Patents	7	3–14 years
Customer lists	8	3–10 years
Other	4	3–5 years
	9
Amortization expense for intangible assets, including capitalized software, for continuing operations was $60.6 million, $55.3 million and $54.8 million in 2014, 2013 and 2012, respectively.
As of December 31, 2014, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2015	2016	2017	2018	2019
$74.3	$70.0	$66.9	$60.7	$54.6

Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 9
Other Accrued Liabilities
Other accrued liabilities included the following as of December 31, (in millions):

	2014	2013
Customer accruals	$316.0	$292.6
Accruals for manufacturing, marketing and freight expenses	86.1	89.8
Accrued self-insurance liabilities	55.8	58.5
Accrued pension, defined contribution and other postretirement benefits	36.6	46.5
Accrued contingencies, primarily legal, environmental and warranty	27.8	35.0
Accrued restructuring (See Footnote 5)	46.1	76.7
Other	90.9	104.4
Other accrued liabilities	$659.3	$703.5
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

FOOTNOTE 10
Debt
The following is a summary of outstanding debt as of December 31, (in millions):

	2014	2013
Medium-term notes	$2,089.5	$1,659.8
Commercial paper	28.0	95.0
Receivables facility	350.0	75.0
Other debt	14.4	6.6
Total debt	2,481.9	1,836.4
Short-term debt	(390.7)	(174.0)
Current portion of long-term debt	(6.7)	(0.8)
Long-term debt	$2,084.5	$1,661.6
During 2014 and 2013, the Company’s average commercial paper obligations outstanding were $114.4 million and $122.4 million, respectively, at average interest rates, including fees and commissions, of 2.7% and 2.9%, respectively.
The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2014 (in millions):

2015	2016	2017	2018	2019	Thereafter	Total
$397.4	$5.7	$355.6	$251.6	$350.0	$1,121.6	$2,481.9

Medium-term Notes
The Company’s outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2014	2013
2.00% senior notes due 2015	$—	$250.0
2.05% senior notes due 2017	350.0	350.0
6.25% senior notes due 2018	250.0	250.0
10.60% senior notes due 2019	—	20.7
2.875% senior notes due 2019	350.0	—
4.70% senior notes due 2020	381.3	550.0
4.00% senior notes due 2022	250.0	250.0
4.00% senior notes due 2024	500.0	—
6.11% senior notes due 2028	1.5	1.5
Interest rate swaps	(11.8)	(12.4)
Gain on settled interest rate swap	18.5	—
Total medium-term notes	$2,089.5	$1,659.8
Average stated interest rate of all medium-term notes outstanding as of December 31, 2014 was 3.88%.
As of December 31, 2014, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps, which includes fixed-for-floating interest rate contracts with third-party financial institutions the Company entered into during 2012 relating to $346.0 million of the 4.70% medium-term notes due 2020 and during 2014 relating to $250.0 million of the 4.00% medium-term notes due 2024. During 2014, the Company, at its option, terminated and settled portions of interest rate swaps related to an aggregate $154.0 million principal amount of 4.70% medium-term notes with an original maturity date of August 2020 in connection with the repayment of the underlying notes. The Company paid $5.9 million to counterparties as settlement for the interest rate swaps. The Company also, at its option, terminated and settled an interest rate swap related to the $250.0 million principal amount of 6.25% medium-term notes with an original maturity of April 2018. The Company received cash proceeds of $18.7 million from the counterparty as settlement for the interest rate swap. The gain resulting from the early termination of the interest rate swap was deferred and will be amortized as an adjustment to interest expense over the remaining term of the debt originally hedged by the interest rate swap. The cash paid and received from the termination of the interest rate swaps is included in cash provided by operating activities in accrued liabilities and other in the Consolidated Statement of Cash Flows for 2014. See Footnote 11 for further details.
The medium-term note balances at December 31, 2014 and 2013 include mark-to-market adjustments of $11.8 million and $12.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $13.9 million, $13.6 million and $21.8 million for 2014, 2013 and 2012, respectively.
In November 2014, the Company completed the offering and sale of $850.0 million of unsecured senior notes, consisting of $350.0 million aggregate principal amount of 2.875% notes due 2019 (the “2.875% 2019 Notes”) and $500.0 million aggregate principal amount of 4.00% notes due 2024 (the “2024 Notes” and, together with the 2.875% 2019 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $841.8 million, which were used to redeem $168.7 million of the $550.0 million principal amount outstanding 4.70% notes due 2020 (the “2020 Notes”), redeem the $250.0 million of outstanding 2.00% notes due 2015 (the “2015 Notes”), redeem the $20.7 million of outstanding 10.60% notes due 2019 (the “10.60% 2019 Notes”), reduce borrowings under the Company’s commercial paper program and receivables facility, finance acquisitions and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2.875% 2019 Notes may be redeemed by the Company at any time prior to the date that is one month prior to the maturity date, and the 2024 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2024 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2.875% 2019 Notes are redeemed on or after a date that is one month prior to the maturity date of the 2.875% 2019 Notes, then the redemption price is equal to 100% of the principal amount of the

2.875% 2019 Notes being redeemed plus accrued interest to such redemption date. If the 2024 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2024 Notes, then the redemption price is equal to 100% of the principal amount of the 2024 Notes being redeemed plus accrued interest to such redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2014, based on their maturity dates in 2019 and 2024.
In December 2014, the Company exercised the early redemption provisions of the 2015 Notes and repaid and retired the $250.0 million outstanding principal amount of the 2015 Notes. At settlement, the Company paid $251.9 million, which included a $1.9 million premium payable pursuant to the terms of the 2015 Notes. The Company recognized a loss of $2.3 million on extinguishment of the 2015 Notes, which included the premium paid and the write-off of unamortized debt issuance costs.
In December 2014, the Company also exercised the early redemption provisions of the 10.60% 2019 Notes and repaid and retired the remaining $20.7 million outstanding principal amount of the 10.60% 2019 Notes. At settlement, the Company made a cash payment of $28.1 million, which included a $7.4 million premium payable pursuant to the terms of the 10.60% 2019 Notes. The Company recognized a loss of $7.7 million on extinguishment of the 10.60% 2019 Notes, which included the premium paid and the write-off of unamortized debt issuance costs.

In December 2014, the Company completed a tender offer for the 2020 Notes and purchased $168.7 million principal amount of the $550.0 million outstanding 2020 Notes. Pursuant to the terms of the tender offer, the Company made a cash payment of $184.7 million, which included a $16.0 million premium payable pursuant to the terms of the tender offer. The Company recognized a loss on extinguishment of debt of $23.2 million in connection with the tender offer for the 2020 Notes, which included the premium paid, the write-off of unamortized debt issuance costs, transaction expenses and the settlement of interest rate swaps designated as fair value hedges of $154.0 million of the $168.7 million 2020 Notes tendered and repaid.

In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount 2015 Notes and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the “2022 Notes”). The aggregate net proceeds from these notes were $495.1 million and were used to fund the redemption of all of the $436.7 million of junior convertible subordinated debentures, which underlie the outstanding 5.25% convertible preferred securities with an aggregate liquidation preference of $421.2 million, to reduce short-term borrowings and for general corporate purposes. The 2022 Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding and may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2022 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2022 Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2022 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2022 Notes, then the redemption price is equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued interest to such redemption date. The 2022 Notes also contain a provision that allows holders of the 2022 Notes to require the Company to repurchase all or any part of the 2022 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2022 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The 2022 Notes are classified as long-term debt in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013, based on their maturity date in 2022.

In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of 2.05% notes due 2017 (the “2017 Notes”). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used to repay the $500.0 million outstanding principal amount of 5.50% notes due 2013 (the “2013 Notes”). The 2017 Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2017 Notes may be redeemed by the Company at any time prior to the maturity date, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2017 Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. The 2017 Notes also contain a provision that allows holders of the 2017 Notes to require the Company to repurchase all or any part of the 2017 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2017 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such 2017 Notes to the date of repurchase. The 2017 Notes are classified as long-term debt in the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013, based on their maturity date in 2017.

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
The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), with a scheduled maturity date of December 1, 2027. In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for $15.5 million that the Company borrowed from the Subsidiary to purchase all of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary was the sole holder of the Debentures.
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
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings from $200.0 million to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirement as of December 31, 2014. The financing subsidiary owned $774.0 million of outstanding accounts receivable as of December 31, 2014, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2014. The amount that may be borrowed under the Receivables Facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. The Company had outstanding borrowings of $350.0 million under the Receivables Facility as of December 31, 2014, which have been classified as short-term borrowings and bear interest at a weighted-average rate of 0.9%.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.25 billion upon the satisfaction of approval requirements. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the Facility. As of December 31, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was $28.0 million of commercial paper outstanding.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
The Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates, limitations on the amount of indebtedness that may be incurred by the Company’s subsidiaries and a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the Credit Agreement. In addition, the Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement and the termination of the lenders’ obligation to extend credit pursuant to the Credit Agreement. As of December 31, 2014, the Company was in compliance with the provisions of the Credit Agreement.

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
The Company uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third-party transactions in U.S. Dollars.
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
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for 2014, 2013 and 2012.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2014 and 2013 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Interest rate swaps	Other assets	$—	$23.1	Other noncurrent liabilities	$11.8	$35.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	7.7	2.9	Other accrued liabilities	0.4	1.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	—	Other accrued liabilities	—	0.2
Total assets		$7.7	$26.0	Total liabilities	$12.2	$36.9
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2014 and 2013.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.
During 2014, the Company settled interest rate swaps designated as fair value hedges of $154.0 million principal amount of the 2020 Notes that were repaid in 2014. In connection with the repayment of the 2020 Notes, the Company paid cash of $5.9 million to counterparties as settlement for the interest rate swaps. During 2014, the Company, at its option, terminated and settled an interest rate swap related to a $250.0 million principal amount of 6.25% medium-term notes with an original maturity of April 2018. The Company received cash proceeds of $18.7 million from the counterparty as settlement for the interest rate swap. In December 2014, the Company entered into a fixed-for-floating interest rate contract with a third-party financial institution for $250.0 million principal amount of the 2024 Notes. During the term of the contract, the Company will receive semiannual interest payments from the counterparties based on a fixed annual interest rate of 4.0%; and, concurrently, the Company will make semiannual interest payments at a rate indexed to the LIBOR. The Company has a total of $596.0 million principal amount of medium-term notes hedged with fixed-for-floating contracts with third-party financial institutions as of December 31, 2014.
Gains and losses resulting from the settlement of interest rate swaps designated and effective as hedges are deferred and amortized as adjustments to interest expense over the remaining term of the debt covered by the interest rate swaps. The cash paid and received from the settlement of interest rate swaps is included in cash provided by operating activities in accrued liabilities and other in the Consolidated Statements of Cash Flows.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for 2014, 2013 and 2012 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2014	2013	2012
Interest rate swaps	Interest expense, net	$13.4	$(44.1)	$(4.0)
Fixed-rate debt	Interest expense, net	$(13.4)	$44.1	$4.0
The Company did not realize any ineffectiveness related to fair value hedges during 2014, 2013 and 2012.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for 2014, 2013 and 2012 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2014	2013	2012
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$5.9	$3.8	$(0.1)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.3	—	(0.1)
Forward interest rate swaps	Interest expense, net	(0.7)	(0.7)	(0.1)
Commodity swap	Cost of products sold	—	—	(2.9)
		$5.5	$3.1	$(3.2)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2014	2013	2012
Foreign exchange contracts on inventory-related purchases	$11.6	$5.2	$(1.7)
Foreign exchange contracts on intercompany borrowings	3.3	(0.6)	(2.1)
Forward interest rate swaps	—	—	(2.5)
Commodity swap	—	—	(2.9)
	$14.9	$4.6	$(9.2)
During 2014, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $400.0 million notional amount (the “2014 Forward Swaps”) to swap floating LIBOR rates with a weighted-average fixed rate. The 2014 Forward Swaps had original maturities in November 2014. The 2014 Forward Swaps were intended to fix the “risk-free” component of the interest rate of the Company’s forecasted debt issuances that were probable of occurring at the time the 2014 Forward Swaps were entered into. In November 2014, the 2014 Forward Swaps were settled upon the issuance of the Notes.
During 2012, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $250.0 million notional amount (the “2012 Forward Swaps”) to swap floating LIBOR rates with a weighted-average fixed rate of 1.8%. The 2012 Forward Swaps had original maturities in March 2013. The 2012 Forward Swaps were intended to fix the “risk-free” component of the interest rate of the Company’s forecasted debt issuances that were probable of occurring at the time the 2012 Forward Swaps were entered into. In November 2012, the Forward Swaps were settled upon the issuance of the $350.0 million principal amount of 2.05% medium-term notes due 2017 (the “2017 Notes”). The Company determined that the 2012 Forward Swaps met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the 2012 Forward Swaps are accounted for as cash flow hedges. Upon the settlement of the 2012 Forward Swaps, the Company recognized pretax losses of $2.5 million in AOCI, and the Company will reclassify these losses into earnings as interest expense over the term of the instruments that the 2012 Forward Swaps were intended to hedge.
In May 2012, the Company entered into a commodity swap contract with a counterparty for an aggregate $14.0 million notional amount (the “Commodity Swap”) relating to forecasted monthly purchases of resin. The Commodity Swap expired on December 31, 2012, with cash settlement occurring monthly through the expiration date. The Company determined that the Commodity Swap met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Commodity Swap was accounted for as a cash flow hedge.
The Company received (paid) $3.1 million, $(1.6) million and $(0.5) million to settle foreign exchange contracts on intercompany borrowings during 2014, 2013 and 2012, respectively. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for 2014, 2013 and 2012.
The ineffectiveness related to cash flow hedges during 2014, 2013 and 2012 was not material. The Company estimates that during the next 12 months it will reclassify income of $6.6 million included in the pretax amount recorded in AOCI as of December 31, 2014 into earnings.

FOOTNOTE 12
Commitments
Lease Commitments
The Company leases manufacturing, warehouse and other facilities; real estate; and transportation, data processing and other equipment under leases that expire at various dates through the year 2024. Rent expense, which is recognized on a straight-line basis over the life of the lease term, for continuing operations, was $106.1 million, $114.0 million and $124.9 million in 2014, 2013 and 2012, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2014 (in millions):

2015	2016	2017	2018	2019	Thereafter	Total
$105.8	$80.4	$62.7	$44.8	$35.5	$55.1	$384.3

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

Included in AOCI at December 31, 2014 is $750.0 million ($511.7 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company’s primary U.S. defined benefit plan has $589.9 million of unrecognized actuarial losses (pretax) in AOCI as of December 31 2014. Losses in AOCI for the Company’s primary U.S. defined benefit plan greater than 10% of the projected benefit obligation are amortized over the average remaining life expectancy of the participants of 23 years. The Company expects to recognize $22.8 million ($14.9 million net of tax) of costs in 2015 associated with amortizing net actuarial losses and prior service credit.

In 2014, the Company updated its mortality estimates for its U.S. defined benefit plans, which resulted in a pretax actuarial loss of $111.9 million recorded to AOCI. The total pretax (losses) gains recognized in AOCI for all of the Company’s defined benefit plans were $(120.5) million and $183.2 million for 2014 and 2013, respectively.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire U.S. workforce, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit arrangement, which benefit vests after three years of employment. The Company recorded $15.8 million, $16.7 million and $19.0 million in expense for the defined contribution benefit arrangement for 2014, 2013 and 2012, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2014 and 2013 is $16.5 million and $17.2 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.

In September 2014, the Company commenced an offer to approximately 5,700 former employees with deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2014. The benefit obligations associated with these former employees is approximately $200.0 million, equivalent to approximately 20% of the Company’s benefit obligation for its U.S. tax-qualified pension plan. Cash payments of $98.6 million were made from plan assets in December 2014 to those electing the lump-sum distribution. Based on the lump-sum distributions that were paid, the Company incurred a non-cash settlement charge of $65.4 million in the fourth quarter of 2014.
As of December 31, 2014 and 2013, the Company maintained various nonqualified deferred compensation plans with varying terms. The total liability associated with these plans was $49.1 million and $55.5 million as of December 31, 2014 and 2013, respectively. These liabilities are included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company maintains assets to offset the impact of the market gains and losses associated with the deferred compensation liabilities, and the values of these assets were $54.5 million and $52.3 million as of December 31, 2014 and 2013, respectively. These assets are included in other assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 310 active and former key employees with aggregate net death benefits of $275.4 million. At December 31, 2014 and 2013, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $106.0 million and $102.5 million, respectively. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $8.8 million and $10.3 million at December 31, 2014 and 2013, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $139.3 million and $110.2 million at December 31, 2014 and 2013, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.
The Company’s matching contributions to the contributory 401(k) plan were $13.6 million, $13.9 million and $14.2 million for 2014, 2013 and 2012, respectively.
Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$1,034.0	$1,170.5	$615.4	$602.6
Service cost	4.1	5.0	5.9	7.4
Interest cost	45.1	39.7	25.3	23.9
Actuarial loss (gain)	139.0	(110.6)	104.6	(3.7)
Currency translation	—	—	(48.4)	13.0
Benefits paid	(161.5)	(61.8)	(25.4)	(24.6)
Curtailments, settlements and other	—	(8.8)	(5.7)	(3.2)
Benefit obligation at end of year	$1,060.7	$1,034.0	$671.7	$615.4

Change in plan assets:
Fair value of plan assets at beginning of year	$829.5	$707.1	$533.5	$501.9
Actual return on plan assets	73.8	74.7	101.4	26.9
Contributions	10.2	109.5	16.8	22.1
Currency translation	—	—	(37.7)	10.3
Benefits paid	(161.5)	(61.8)	(25.4)	(24.6)
Settlements and other	—	—	(4.2)	(3.1)
Fair value of plan assets at end of year	$752.0	$829.5	$584.4	$533.5
Funded status at end of year	$(308.7)	$(204.5)	$(87.3)	$(81.9)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$2.0	$7.0
Accrued current benefit cost, included in other accrued liabilities	(9.8)	(9.5)	(3.6)	(4.1)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(298.9)	(195.0)	(85.7)	(84.8)
Total	$(308.7)	$(204.5)	$(87.3)	$(81.9)
Amounts recognized in AOCI:
Prior service credit	$1.3	$1.4	$0.7	$0.7
Net loss	(654.4)	(621.4)	(140.8)	(124.5)
AOCI, pretax	$(653.1)	$(620.0)	$(140.1)	$(123.8)
Accumulated benefit obligation	$1,060.7	$1,034.0	$661.8	$607.6

	U.S.		International
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.50%	3.03%	4.21%
Long-term rate of compensation increase	2.50%	2.50%	3.60%	4.16%

The international amounts as of December 31, 2014 include a projected benefit obligation of $10.8 million and plan assets of $12.8 million for plans in which the benefit obligation is less than the fair value of plan assets.
Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International
	2014	2013	2012	2014	2013	2012
Service cost-benefits earned during the year	$4.1	$5.0	$3.0	$5.9	$7.4	$7.9
Interest cost on projected benefit obligation	45.1	39.7	45.9	25.3	23.9	25.2
Expected return on plan assets	(57.5)	(58.7)	(59.7)	(26.6)	(23.3)	(25.6)
Amortization of:
Prior service cost	—	0.3	1.3	(0.1)	0.3	1.9
Actuarial loss	24.2	29.7	21.5	3.2	3.2	1.3
Curtailment, settlement and termination benefit costs	65.4	—	1.1	(0.1)	1.5	1.6
Net pension cost	$81.3	$16.0	$13.1	$7.6	$13.0	$12.3

	U.S.			International
	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	3.50%	4.50%	4.21%	4.11%	4.65%
Long-term rate of return on plan assets	7.25%	7.50%	8.25%	5.01%	4.81%	5.12%
Long-term rate of compensation increase	2.50%	2.50%	2.80%	4.21%	3.86%	3.74%

The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015. The Company expects to make additional cash contributions of approximately $9.8 million and $15.7 million to its domestic and international defined benefit plans, respectively, in 2015.

Plan Assets
Current Allocation
The fair value of each major category of pension plan assets as of December 31, 2014 and 2013 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2014	(Level 1)	(Level 2)	(Level 3)		2014	2013	(Level 1)	(Level 2)	(Level 3)		2014	2013
Equity(1),(7)
U.S. large cap	$2.5	$142.6	$—	$145.1			$39.4	$3.3	$—	$42.7
U.S. small cap	21.6	—	—	21.6			—	—	—	—
International	18.8	94.6	—	113.4			28.5	29.1	—	57.6
Total equity	42.9	237.2	—	280.1	37%	38%	67.9	32.4	—	100.3	17%	20%
Fixed income(2),(7)
U.S. Treasury	83.4	6.5	—	89.9			—	0.4	—	0.4
Other government	36.5	26.1	—	62.6			—	77.4	—	77.4
Asset-backed securities	—	7.5	—	7.5			—	—	—	—
Corporate bonds	188.1	26.8	—	214.9			—	49.1	—	49.1
Short-term investments	1.5	5.9	—	7.4			—	—	—	—
Total fixed income	309.5	72.8	—	382.3	51	50	—	126.9	—	126.9	22	21
Insurance contracts(3)	—	16.0	—	16.0	2	2	—	251.5	—	251.5	43	44
Venture capital and partnerships(4)	—	0.1	35.3	35.4	5	6	—	12.6	0.1	12.7	2	3
Real estate(5)	—	—	31.1	31.1	4	3	—	—	1.8	1.8	—	1
Cash and cash equivalents(6)	—	7.1	—	7.1	1	1	4.9	67.3	—	72.2	12	11
Derivatives(8)	—	—	—	—	—	—	—	4.8	—	4.8	1	(3)
Commodity funds	—	—	—	—	—	—	—	—	—	—	—	1
Other	—	—	—	—	—	—	—	14.2	—	14.2	3	2
Total	$352.4	$333.2	$66.4	$752.0	100%	100%	$72.8	$509.7	$1.9	$584.4	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2013	(Level 1)	(Level 2)	(Level 3)		2013	2012	(Level 1)	(Level 2)	(Level 3)		2013	2012
Equity(1),(7)
U.S. large cap	$1.6	$153.8	$—	$155.4			$34.6	$5.7	$—	$40.3
U.S. small cap	27.0	—	—	27.0			7.1	—	—	7.1
International	23.8	110.7	—	134.5			27.5	30.5	—	58.0
Total equity	52.4	264.5	—	316.9	38%	44%	69.2	36.2	—	105.4	20%	12%
Fixed income(2),(7)
U.S. Treasury	91.5	15.5	—	107.0			—	—	—	—
Other government	34.5	22.4	—	56.9			—	83.1	—	83.1
Asset-backed securities	—	15.8	—	15.8			—	—	—	—
Corporate bonds	186.7	33.6	—	220.3			—	30.7	—	30.7
Short-term investments	10.2	7.4	—	17.6			—	—	—	—
Total fixed income	322.9	94.7	—	417.6	50	42	—	113.8	—	113.8	21	20
Insurance contracts(3)	—	16.3	—	16.3	2	2	—	235.0	—	235.0	44	46
Venture capital and partnerships(4)	—	0.2	45.7	45.9	6	7	—	14.1	1.6	15.7	3	5
Real estate(5)	—	—	28.0	28.0	3	4	—	1.8	2.1	3.9	1	1
Cash and cash equivalents(6)	—	4.8	—	4.8	1	1	17.7	42.1	—	59.8	11	13
Derivatives(8)	—	—	—	—	—	—	—	(18.2)	—	(18.2)	(3)	(6)
Commodity funds	—	—	—	—	—	—	—	4.6	—	4.6	1	5
Other	—	—	—	—	—	—	—	13.5	—	13.5	2	4
Total	$375.3	$380.5	$73.7	$829.5	100%	100%	$86.9	$442.9	$3.7	$533.5	100%	100%

(1)
Equity securities primarily comprise mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in common/collective trust funds include both actively managed and index funds.

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

(7)
In the U.S. pension plan assets, certain equity and fixed-income investments are held in separately managed investment accounts. The underlying investments in these separately managed accounts are primarily publicly traded securities that are directly owned by the U.S. pension plan, and such investments have been valued using the quoted price as of December 31, 2014 and 2013. Accordingly, these investments have been classified as Level 1 as of December 31, 2014 and 2013.

(8)
Derivatives primarily consist of interest rate and inflation swaps relating to the Company’s international plans. Included in other government fixed income investments is an amount of $1.1 million that relates to cash collateral posted with third parties for the derivatives that are in a liability position as of December 31, 2014.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2014 and 2013 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Total
Fair value as of December 31, 2012	$47.8	$27.7	$75.5
Realized gains	3.5	—	3.5
Unrealized gains	1.7	2.4	4.1
Purchases	3.7	—	3.7
Sales	(9.4)	—	(9.4)
Fair value as of December 31, 2013	$47.3	$30.1	$77.4
Realized gains	4.5	—	4.5
Unrealized (losses) gains	(3.2)	2.8	(0.4)
Purchases	1.4	—	1.4
Sales	(14.6)	—	(14.6)
Fair value as of December 31, 2014	$35.4	$32.9	$68.3
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
The target asset allocations for the Company’s U.S. pension plan and primary international pension plans are as follows as of December 31, 2014:

Asset Category	Target
	U.S.	International
Equity	38%	12%
Fixed income	52	25
Insurance contracts	2	43
Cash and equivalents	—	8
Other investments(1)	8	12
Total	100%	100%
(1) Other investments include private equity funds, hedge funds and real estate funds.
Expected Long-term Rate of Return on Plan Assets
The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is based on the fair value of plan assets and is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness. The weighted-average expected long-term rates of return are based on reviews of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans’ target asset allocations.

Other Postretirement Benefit Plans
Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.
The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$111.8	$158.8
Service cost	1.0	1.3
Interest cost	4.8	5.3
Actuarial gain	(17.7)	(21.0)
Benefits paid, net	(7.9)	(10.0)
Changes in plan benefits	(3.9)	(22.6)
Benefit obligation at end of year	$88.1	$111.8
Funded status and net liability recognized at end of year	$(88.1)	$(111.8)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(6.8)	$(10.3)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(81.3)	(101.5)
Total	$(88.1)	$(111.8)

Amounts recognized in AOCI:
Prior service credit	$26.2	$28.7
Net gain (loss)	16.9	(0.8)
AOCI, pretax	$43.1	$27.9

	2014	2013
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.50%
Long-term health care cost trend rate	4.50%	4.50%
There are no plan assets associated with the Company’s other postretirement benefit plans.
Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2014	2013	2012
Service cost-benefits earned during the year	$1.0	$1.3	$1.3
Interest cost on projected benefit obligation	4.8	5.3	7.1
Amortization of:
Prior service benefit	(6.4)	(2.4)	(2.4)
Actuarial loss	—	0.8	1.2
Net postretirement benefit costs	$(0.6)	$5.0	$7.2

The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2014	2013	2012
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	3.50%	4.50%
Long-term health care cost trend rate	4.50%	4.50%	4.50%
Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation is 7.2% for all retirees in 2015, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage-point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligations	$8.0	$(7.0)
Estimated Future Benefit Payments
Estimated future benefit payments under the Company’s defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2014 (in millions):

	2015	2016	2017	2018	2019	2020-2024
Pension benefits(1)	$83.3	$81.6	$82.3	$83.5	$85.1	$452.6
Other postretirement benefits	$6.8	$6.7	$6.6	$6.5	$6.5	$32.0

(1)	Certain pension benefit payments will be funded by plan assets.

FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the years ended December 31, (in millions, except per share data):

	2014	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$373.0	$416.3	$390.5
Income from discontinued operations	4.8	58.3	10.8
Net income	$377.8	$474.6	$401.3
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.1
Net income for basic earnings per share	$377.9	$474.7	$401.4
Effect of Preferred Securities(1)	—	—	—
Net income for diluted earnings per share	$377.9	$474.7	$401.4
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	274.2	286.1	288.5
Share-based payment awards classified as participating securities	1.9	2.5	2.7
Denominator for basic earnings per share	276.1	288.6	291.2
Dilutive securities(2)	2.8	3.2	2.4
Preferred Securities(1)	—	—	—
Denominator for diluted earnings per share	278.9	291.8	293.6
Basic earnings per share:
Income from continuing operations	$1.35	$1.44	$1.34
Income from discontinued operations	0.02	0.20	0.04
Net income	$1.37	$1.64	$1.38
Diluted earnings per share:
Income from continuing operations	$1.34	$1.43	$1.33
Income from discontinued operations	0.02	0.20	0.04
Net income	$1.35	$1.63	$1.37

(1)
The Preferred Securities were anti-dilutive during 2012. They were redeemed on July 16, 2012, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for 2012 would be increased by $7.7 million, and weighted-average shares outstanding would be increased by 4.5 million.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for 2014, 2013 and 2012 exclude the effect of approximately 0.2 million, 2.3 million and 9.4 million stock options and other securities, respectively, because such securities were anti-dilutive.

Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock units, was $2.5 million, $4.0 million and $3.5 million for 2014, 2013 and 2012, respectively.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that includes stock options and time-based and performance-based restricted stock units, as follows:
Stock Options
The Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three to five years. For options granted prior to 2008, options became fully vested and were exercisable for one year following termination due to death, disability or retirement at age 65 or older. For options granted since the beginning of 2008, options fully vest and are exercisable for a period of time depending on the employee’s age and years of service in the case of retirement (as defined in the stock option agreement). Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option. The Company has not granted stock options since 2011.
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
Performance-based restricted stock units are not subject to the payment of dividend equivalents in the same manner as time-based restricted stock units. Rather, with respect to performance-based restricted stock units, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the performance-based restricted stock units vest and the related stock is issued. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service, subject to the satisfaction of the applicable performance criteria.
Stock Plans
The Company’s stock plans include plans adopted in 2003, 2010 and 2013. In 2013, a plan was approved by the Company’s stockholders (the “2013 Plan”). Upon approval of the 2013 Plan, shares available for issuance of new awards under all plans other than the 2013 Plan were canceled, and all future grants are required to be made from the 2013 Plan. In addition, awards under the 2010 plan granted and forfeited after December 31, 2012 have the effect of decreasing and increasing, respectively, the availability under the 2013 Plan as if the 2013 Plan were in effect as of January 1, 2013. The total number of shares of the Company’s common stock that may be issued under the 2013 Plan may not exceed 62.5 million; however, stock awards and stock units for one share reduce availability under the 2013 Plan by 3.5 shares. The 2013 Plan generally provides for awards to vest over a minimum three-year period, except for performance-based grants, which may vest over a minimum of one year, and executive new hire grants, which have no required minimum vesting period.

The following table depicts the number of shares authorized for issuance and available under the 2013 Plan (shares in millions):

2013 Plan
Authorized for issuance	62.5
Effects of:
Restricted stock units and Stock Price Based RSUs (3½ times the number of awards)	1.2
TSR Performance-Based RSUs (7 times the number of awards)	7.6
Shares available for issuance	53.7
As of December 31, 2014, the Company had 0.3 million and 2.3 million options outstanding under the 2010 and 2003 plans, respectively. In addition, the Company had 1.2 million time-based and performance-based restricted stock units outstanding under the 2010 plan as of December 31, 2014 that were granted prior to January 1, 2013, and any forfeitures of such awards in the future will have the effect of increasing availability under the 2013 Plan.
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2014	2013	2012
Stock options	$0.7	$1.1	$4.3
Restricted stock and restricted stock units	29.2	36.1	28.6
Stock-based compensation	$29.9	$37.2	$32.9
Stock-based compensation, net of income tax benefit of $11.5 million, $13.3 million and $11.7 million in 2014, 2013 and 2012, respectively	$18.4	$23.9	$21.2
The following table summarizes the changes in the number of shares of common stock under option for 2014 (shares and aggregate intrinsic value in millions):

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5.9	$22
Exercised	(3.1)	$24
Forfeited/expired	(0.2)	$27
Outstanding at December 31, 2014	2.6	$19	$49.1
Exercisable at December 31, 2014	2.6	$19	$49.1
The total intrinsic value of options exercised was $27.9 million in 2014. The weighted-average remaining contractual life for options outstanding and options exercisable was four years as of December 31, 2014.
The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for 2014 (shares in millions):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2013	4.2	$22
Granted	1.3	$33
Vested	(1.2)	$21
Forfeited	(0.6)	$25
Outstanding at December 31, 2014	3.7	$26
Expected to vest at December 31, 2014	3.6	$25

The weighted-average grant-date fair values of awards granted were $25 and $19 per share in 2013 and 2012, respectively. The fair values of awards that vested were $41.0 million, $76.9 million and $41.1 million in 2014, 2013 and 2012, respectively. In February 2015, the Company expects to repurchase 0.5 million shares to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock units and performance-based restricted stock units.

During 2014, 2013 and 2012, the Company awarded 0.7 million, 0.9 million and 1.0 million TSR Performance-Based RSUs, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The TSR Performance-Based RSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified market and service conditions. As of December 31, 2014, 1.8 million TSR Performance-Based RSUs were outstanding, and based on performance through December 31, 2014, recipients of TSR Performance-Based RSUs would be entitled to 2.9 million shares at the vesting date. The TSR Performance-Based RSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

The Company did not award any Stock Price Based RSUs in 2014. During 2013 and 2012, the Company granted 0.2 million and 0.1 million Stock Price Based RSUs, respectively, and the awards vest no earlier than one year to two years from the grant date. During 2014 and 2013, 0.1 million and 0.7 million Stock Price Based RSUs granted to various executive officers of the Company vested, respectively, as the specified market and service conditions were achieved. The 0.2 million of outstanding Stock Price Based RSUs at December 31, 2014 vest no earlier than one year from the date of grant and no later than seven years from the date of grant. Based on performance through December 31, 2014, the market conditions have been achieved for substantially all of the 0.2 million of outstanding Stock Price Based RSUs. Accordingly, these Stock Price Based RSUs will vest when the service conditions are achieved. The 0.2 million Stock Price Based RSUs are included in the preceding table as outstanding as of December 31, 2014.

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

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2014 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Restricted stock units	$42.0	2

FOOTNOTE 16
Income Taxes
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2014	2013	2012
Current:
Federal	$24.5	$20.7	$45.3
State	5.9	10.5	(3.8)
Foreign	19.2	30.2	57.1
Total current	49.6	61.4	98.6
Deferred	39.3	88.6	71.2
Total provision	$88.9	$150.0	$169.8
Total (benefit) provision — discontinued operations	$(0.2)	$30.0	$8.3
Total provision — continuing operations	$89.1	$120.0	$161.5
The non-U.S. component of income before income taxes was $163.3 million, $156.3 million and $228.8 million in 2014, 2013 and 2012, respectively.
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31,:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	2.1	1.7	0.6
Foreign tax credit	(5.5)	(3.8)	(3.9)
Foreign rate differential	(7.0)	(2.7)	(4.1)
Resolution of tax contingencies, net of increases	(0.6)	0.9	2.2
Valuation allowance reserve (decrease) increase	(2.7)	(3.5)	1.3
Other	(2.0)	(5.2)	(1.8)
Effective rate	19.3%	22.4%	29.3%

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2014	2013
Deferred tax assets:
Accruals not currently deductible for tax purposes	$144.9	$137.6
Postretirement liabilities	39.5	45.4
Pension liabilities	135.3	112.9
Foreign tax credit carryforward	31.3	54.4
Foreign net operating losses	271.9	297.9
Other	100.8	112.6
Total gross deferred tax assets	723.7	760.8
Less valuation allowance	(345.3)	(375.5)
Net deferred tax assets after valuation allowance	$378.4	$385.3
Deferred tax liabilities:
Accelerated depreciation	$(58.3)	$(59.6)
Amortizable intangibles	(352.0)	(286.8)
Other	(3.3)	(5.7)
Total gross deferred tax liabilities	$(413.6)	$(352.1)
Net deferred tax (liabilities) assets	$(35.2)	$33.2

Current deferred income tax assets	$134.4	$134.4
Current deferred income tax liabilities	(2.1)	(5.2)
Noncurrent deferred income tax assets	21.5	12.3
Noncurrent deferred income tax liabilities(1)	(189.0)	(108.3)
	$(35.2)	$33.2

(1)
In accordance with ASU 2013-11, $31.3 million of noncurrent deferred income tax assets netted against the noncurrent deferred income tax liabilities amount above as of December 31, 2014, have been recorded as a reduction of the Company’s liability for unrecognized tax benefits, which is included in other noncurrent liabilities in the Consolidated Balance Sheet as of December 31, 2014.

The foreign tax credit carryforwards begin to expire in 2020. The Company has $890.0 million of foreign net operating losses, of which $783.6 million do not expire and $106.4 million expire between 2015 and 2031.
As of December 31, 2014, the Company has a valuation allowance recorded against foreign net operating losses and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.  A valuation allowance of $345.3 million and $375.5 million was recorded against certain deferred tax asset balances as of December 31, 2014 and 2013, respectively.  For the year ended December 31, 2014, the Company recorded a net valuation allowance decrease of $30.2 million which comprised a valuation allowance reduction of $18.4 million related to various foreign jurisdictions in which the Company concluded the deferred tax assets were realizable; currency translation in foreign jurisdictions due to the strengthening of the U.S. dollar against the Euro, Yen, and other currencies; and the utilization of prior year net operating losses in the current year in certain jurisdictions that the Company previously determined were not more likely than not to be realized.
The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, the ability to carryback net operating losses and available tax planning strategies.  Although realization is not assured, based on this existing evidence, the Company believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets, net of the valuation allowances mentioned above. As of December 31, 2014, in part because in the current year the Company achieved cumulative pretax income in certain foreign jurisdictions, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets in Japan and certain operations in Europe are realizable.  The decrease in valuation allowance was partially offset by the increase in valuation allowance related to operations in Asia Pacific and Latin America resulting in a net recognition of $18.4 million of additional deferred tax assets.
As of December 31, 2014, the estimated amount of total unremitted non-U.S. subsidiary earnings is $601.8 million. Such earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided on this amount or any additional excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries.  Earnings is the most significant component of the basis difference which is indefinitely reinvested.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
As of December 31, 2014 and 2013, the Company had unrecognized tax benefits of $101.4 million and $103.8 million, respectively. If recognized, $94.5 million and $97.9 million as of December 31, 2014 and 2013, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and 2013, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $5.4 million and $11.7 million, respectively. During 2014 the Company recognized an income tax benefit on interest and penalties of $4.8 million due to the resolution of certain tax contingencies. In 2013, the Company recorded income tax expense of $0.7 million for interest and penalties accrued.
The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2014	2013
Unrecognized tax benefits balance at January 1,	$103.8	$101.5
Increases in tax positions for prior years	3.5	3.3
Decreases in tax positions for prior years	(11.1)	(7.1)
Increases in tax positions for current year	10.1	12.8
Settlements with taxing authorities	(1.8)	(0.2)
Lapse of statute of limitations	(3.1)	(6.5)
Unrecognized tax benefits balance at December 31,	$101.4	$103.8
It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of various worldwide taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company does not expect any significant increases or decreases to its uncertain tax liabilities within the next 12 months. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011 and 2012, as well as certain state and non-U.S. income tax returns for various years, are under routine examination.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2010. The Company’s Canadian tax returns are subject to examination for years after 2009. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2010.

FOOTNOTE 17
Other Expense (Income), Net
Other expense (income), net consists of the following for the years ended December 31, (in millions):

	2014	2013	2012
Investment activities, including equity in earnings	$—	$(2.7)	$1.4
Foreign currency transaction loss (gain)	48.9	21.0	(2.6)
Other, net	0.1	0.2	(0.1)
	$49.0	$18.5	$(1.3)

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

Fair value as of December 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Investment securities, including mutual funds(1)	$21.5	$4.6	$16.9	$—
Foreign currency derivatives	7.7	—	7.7	—
Total	$29.2	$4.6	$24.6	$—
Liabilities
Interest rate swaps	$11.8	$—	$11.8	$—
Foreign currency derivatives	0.4	—	0.4	—
Total	$12.2	$—	$12.2	$—
Fair value as of December 31, 2013
Assets
Investment securities, including mutual funds(1)	$21.3	$8.7	$12.6	$—
Interest rate swaps	23.1	—	23.1	—
Foreign currency derivatives	2.9	—	2.9	—
Total	$47.3	$8.7	$38.6	$—
Liabilities
Interest rate swaps	$35.5	$—	$35.5	$—
Foreign currency derivatives	1.4	—	1.4	—
Total	$36.9	$—	$36.9	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($8.4 million and $10.9 million as of December 31, 2014 and 2013, respectively) and other assets ($13.1 million and $10.3 million as of December 31, 2014 and 2013, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

The Company adjusts its pension asset values to fair value on an annual basis. See Footnote 13 of the Notes to Consolidated Financial Statements for information regarding the fair values of the Company’s pension assets.
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.
The Company’s annual impairment tests of goodwill and indefinite-lived intangible assets did not result in the Company recording any impairment charges during 2014, 2013 and 2012. In making the assessment of goodwill impairment each year, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.
During 2014, 2013 and 2012, impairments associated with plans to dispose of certain property, plant and equipment were not material, other than those associated with the divestiture of the Teach business in 2013. During 2013, the Company recorded non-cash pretax charges of $22.7 million associated with impairments of goodwill, intangibles and other long-lived assets of the Teach business. The impairments were estimated based on the proceeds expected to be realized upon disposition of the assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets. Key inputs into the projected cash flows include management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

During 2014, the Company completed the acquisitions of Ignite and Baby Jogger and acquired the assets of bubba.  The Company allocates purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Determining the fair values of assets acquired and liabilities assumed, particularly acquired intangible assets, requires the Company to make estimates and assumptions, including estimates regarding the future expected cash flows from customer relationships, trade names and trademarks and acquired patents and developed technology; royalty rates; the period of time the Company expects to use the acquired intangible asset; and, discount rates. In marking these estimates, the Company considers demand, competition and other economic factors. The Company allocated $319.6 million of value to acquired intangible assets in 2014.  The Company’s estimates and projections are inherently uncertain, and the estimated values of assets acquired and liabilities assumed are dependent on such estimates.  Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy.  Acquired assets and liabilities are measured at fair value on a nonrecurring basis, generally in connection with acquisitions and as circumstances require for impairment testing.
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

	2014		2013
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$2,154.4	$2,089.5	$1,753.0	$1,659.8
The carrying amounts of all other significant debt approximate fair value.

FOOTNOTE 19
Industry Segment Information
On September 4, 2014, the Company acquired 100% of Ignite. Ignite is a designer and marketer of durable beverage containers sold under the Contigo® and Avex® brands and is included in the Company’s Home Solutions segment. On October 22, 2014, the Company acquired the assets of bubba, a designer and marketer of durable beverage containers, which is included in the Company’s Home Solutions segment. On December 15, 2014, the Company acquired Baby Jogger, a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories, which is included in the Company’s Baby & Parenting segment. The 2014 segment information includes the results of operations of all three acquired companies since the acquisition date. Refer to Footnote 2 for additional information about the acquisitions.
During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment.
During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. The remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia, were combined with the Writing segment given the significant channel and operating synergies.
As a result of these changes, the segment information in this footnote, Footnote 5 pertaining to restructuring and Footnote 8 pertaining to goodwill have been presented to reflect five business segments, including the impacts of classifying the Hardware, Teach, Endicia and Culinary electrics and retail businesses as discontinued operations.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2014	2013	2012
Net Sales(1)
Writing	$1,708.9	$1,653.6	$1,682.0
Home Solutions	1,575.4	1,560.3	1,524.6
Tools	852.2	817.9	806.1
Commercial Products	837.1	785.9	759.7
Baby & Parenting	753.4	789.3	736.1
	$5,727.0	$5,607.0	$5,508.5
Operating Income(2)
Writing	$416.6	$382.2	$331.6
Home Solutions	196.0	213.1	198.3
Tools	94.6	68.3	109.8
Commercial Products	101.3	82.5	92.9
Baby & Parenting	40.6	91.2	72.7
Restructuring costs	(52.8)	(110.3)	(52.9)
Corporate	(191.6)	(111.9)	(114.7)
	$604.7	$615.1	$637.7

	2014	2013	2012
Depreciation & Amortization(2)
Writing	$25.9	$30.5	$30.8
Home Solutions	29.7	25.5	29.8
Tools	15.3	15.6	15.3
Commercial Products	21.4	24.0	25.1
Baby & Parenting	11.1	9.8	9.9
Corporate	50.4	49.8	46.8
	$153.8	$155.2	$157.7

	2014	2013	2012
Capital Expenditures(3)
Writing	$34.3	$25.5	$23.3
Home Solutions	31.1	31.5	34.4
Tools	18.4	29.3	33.0
Commercial Products	27.6	16.7	20.7
Baby & Parenting	8.7	6.9	15.6
Corporate(3)	40.1	26.9	47.0
	$160.2	$136.8	$174.0

	2014	2013
Identifiable Assets
Writing	$981.9	$931.2
Home Solutions	806.4	559.4
Tools	605.0	595.7
Commercial Products	375.1	343.3
Baby & Parenting	481.0	321.9
Corporate(4)	3,431.7	3,318.2
	$6,681.1	$6,069.7

Geographic Area Information
(in millions)	2014	2013	2012
Net Sales(1) (5)
United States	$3,945.1	$3,783.3	$3,668.4
Canada	284.3	310.9	325.4
Total North America	4,229.4	4,094.2	3,993.8
Europe, Middle East and Africa	683.5	698.2	706.9
Latin America	409.9	392.6	335.5
Asia Pacific	404.2	422.0	472.3
Total International	1,497.6	1,512.8	1,514.7
	$5,727.0	$5,607.0	$5,508.5
Operating Income (Loss)(2) (6)
United States	$405.2	$474.6	$462.8
Canada	62.7	74.9	66.8
Total North America	467.9	549.5	529.6
Europe, Middle East and Africa	82.0	(15.7)	6.8
Latin America	39.1	29.7	14.9
Asia Pacific	15.7	51.6	86.4
Total International	136.8	65.6	108.1
	$604.7	$615.1	$637.7

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 10.6%, 11.2% and 10.3% of consolidated trade sales in 2014, 2013 and 2012, respectively, substantially across all segments.

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

Depreciation and amortization excludes $2.3 million, $3.8 million and $6.0 million included in discontinued operations for 2014, 2013 and 2012, respectively.

(3)
Corporate capital expenditures includes capital expenditures related to the SAP implementation. Capital expenditures exclude $1.7 million, $1.4 million and $3.2 million associated with discontinued operations in 2014, 2013 and 2012, respectively.

(4)	Corporate assets primarily include goodwill, capitalized software, cash, deferred tax assets and assets held for sale.

(5)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

(6)	The following table summarizes the restructuring costs by region on a continuing basis included in operating income (loss) above (in millions):

	2014	2013	2012
Restructuring Costs
United States	$(28.9)	$(30.9)	$(28.9)
Canada	(1.4)	(0.4)	(0.8)
Total North America	(30.3)	(31.3)	(29.7)
Europe, Middle East and Africa	(13.7)	(69.9)	(19.5)
Latin America	(2.8)	(5.2)	(2.7)
Asia Pacific	(6.0)	(3.9)	(1.0)
Total International	(22.5)	(79.0)	(23.2)
	$(52.8)	$(110.3)	$(52.9)

The following table summarizes the net sales by product grouping for the years ended December 31, (in millions):

	2014	2013	2012
Writing
Writing instruments	$1,451.3	$1,412.0	$1,416.2
Technology solutions	257.6	241.6	265.8
	1,708.9	1,653.6	1,682.0
Home Solutions:
Rubbermaid Consumer	867.5	849.9	822.8
Décor	315.3	320.4	318.5
Other	392.6	390.0	383.3
	1,575.4	1,560.3	1,524.6
Tools	852.2	817.9	806.1
Commercial Products	837.1	785.9	759.7
Baby & Parenting	753.4	789.3	736.1
	$5,727.0	$5,607.0	$5,508.5

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $33.6 million and $34.4 million as of December 31, 2014 and 2013, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration announced that it opened an investigation into the timeliness of the recall.

The Company recorded $15.0 million of costs during the year ended December 31, 2014 for the cost of the above recalls. The Company believes that any additional costs of executing the recall will not be significant. However, the amount recorded does not include any fines or penalties that may result from any governmental investigation into the circumstances related to the recalls.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2014 ranged between $23.0 million and $28.3 million. As of December 31, 2014, the Company had a reserve of $24.1 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $17.0 million by applying a 5% discount rate to undiscounted obligations of $24.1 million. The Company expects to pay these liabilities over various periods ranging from one to 30 years.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), were among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division — Essex County. In the third-party complaint, Maxus and Tierra alleged that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. The Company Parties and other third-party defendants as well as all of the direct defendants have completed settlements with the state, which are final and no longer subject to appeal. These settlements resulted in dismissal of all third-party defendants and all of the state’s claims against the direct defendants. The finalized settlements further resulted in the state’s recovery of all of its past costs, as well as some funding for natural resources restoration and redevelopment, subject to certain reopeners.
In addition, U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and the Company Parties, have taken over the performance of the remedial investigation and feasibility study (“RI/FS”) for the Lower Passaic River. The RI/FS work remains underway and is scheduled for completion within months. On April 11, 2014, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period concluded August 2014, and the U.S. EPA is expected to issue its final Record of Decision in 2015. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter, including that the RI/FS is ongoing, the potential for further litigation regarding costs and cost sharing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any ultimate remediation, the extent to which the Company Parties may be held liable or responsible is not yet known. Accordingly, it is not possible at this time for the Company to estimate its ultimate liability related to this matter.

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

As of December 31, 2014, the Company had $40.0 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

FOOTNOTE 21
Subsequent Event
On February 12, 2015, the Company announced that its Board of Directors approved a 12% increase in its quarterly dividend from $0.17 per share to $0.19 per share, effective with the quarterly dividend payable in March 2015.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)
Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference. Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Ignite Holdings, LLC (“Ignite”), the assets of bubba brands, inc. (“bubba”) and Baby Jogger Holdings, Inc. (“Baby Jogger”), which were acquired during the year ended December 31, 2014 and included in the Company’s consolidated financial statements as of December 31, 2014 and for the period from their respective acquisition dates through December 31, 2014. The assets, excluding goodwill, of Ignite, bubba and Baby Jogger constituted approximately 3.1%, 0.9% and 2.4%, respectively, of the Company’s total assets as of December 31, 2014, and Ignite, bubba and Baby Jogger net sales represented approximately 0.9%, 0.2% and 0.1%, respectively, of the Company’s net sales for the year ended December 31, 2014.

(c)
Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2015 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Business Conduct and Ethics” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Business Conduct and Ethics are available under the “Corporate Governance” link on the Company’s website at www.newellrubbermaid.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Business Conduct and Ethics may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at Three Glenlake Parkway, Atlanta, Georgia 30328.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets — December 31, 2014 and 2013
Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements — December 31, 2014, 2013 and 2012
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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

4.5
Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 14, 2014).

4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

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

4.11
Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 14, 2014).

4.12
Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 14, 2014).

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

4.15
Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

4.16
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

4.17
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

4.18	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019.

4.19
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association as the Structuring Agent, and PNC Capital Markets LLC as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013).

4.20
Accelerated Share Purchase Agreement between Newell Rubbermaid Inc. and Goldman, Sachs & Co. dated October 28, 2013 (incorporated by reference to Exhibit 4.17 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 — MATERIAL CONTRACTS

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

10.10*
Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.11*
First Amendment to the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.12*
Newell Rubbermaid Inc. Severance Plan — Summary Plan Description for Executives in Bands 10 and above, effective July 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.13*
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09068).

10.14*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010).

10.15*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.16*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013).

10.17*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09068).

10.18*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.19*	Form of Michael B. Polk Restricted Stock Unit Award Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.20*
Agreement for Performance-Based Restricted Stock Unit Award Granted to Douglas L. Martin on September 28, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.21*
Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to William A. Burke III and John K. Stipancich on November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2012).

10.22*
Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to Mark S. Tarchetti on January 2, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.23*	Form of Agreement for Restricted Stock Unit Award Granted to Paula S. Larson on December 16, 2013.

10.24*	Newell Rubbermaid Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.25*	Newell Rubbermaid Inc. Amended Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.26*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.27*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.28*
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

10.30*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.31*
Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.32*
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan for Awards made in 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.33*
Form of Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.34*
Form of Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.35*
Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.36*
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for use for awards beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.37*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.38*	Employment Security Agreement with John K. Stipancich dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2015).

10.39*	Form of Employment Security Agreement between the Company and the executive officers of the Company other than the Chief Executive Officer and Chief Financial Officer.

10.40*
Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.41*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011).

10.42*
Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.43
Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.3.

10.44	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.4.

10.45	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association is included in Exhibit 4.5.

10.46
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee is included in Exhibit 4.7.

10.47
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.8.

10.48
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.9.

10.49
Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.10.

10.50	Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.11.

10.51	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.12.

10.52
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.13.

10.53
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.14.

10.54
Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.15.

10.55	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017, is included in Exhibit 4.16.

10.56	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018, is included in Exhibit 4.17.

10.57	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019, is included in Exhibit 4.18.

10.58
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association as the Structuring Agent and PNC Capital Markets LLC as the Administrative Agent, is included in Exhibit 4.19.

10.59	Accelerated Share Purchase Agreement between Newell Rubbermaid Inc. and Goldman, Sachs & Co. dated October 28, 2013, is included in Item 4.20.

ITEM 12 — STATEMENT RE COMPUTATION OF RATIOS

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21	Significant Subsidiaries of the Company.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 — SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ John K. Stipancich
John K. Stipancich
Title	Executive Vice President — Chief Financial Officer and General Counsel and Corporate Secretary
Date	March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	President, Chief Executive Officer and Director
Michael B. Polk

/s/ John K. Stipancich	Executive Vice President — Chief Financial Officer and General Counsel and Corporate Secretary
John K. Stipancich

/s/ John B. Ellis	Vice President — Corporate Controller and Chief Accounting Officer
John B. Ellis

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Elizabeth Cuthbert-Millett	Director
Elizabeth Cuthbert-Millett

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Christopher D. O’Leary	Director
Christopher D. O’Leary

/s/ Jose Ignacio Perez-Lizaur	Director
Jose Ignacio Perez-Lizaur

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision(1)	Charges to Other Accounts	Write-offs(2)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year Ended December 31, 2014	$38.0	$49.2	$(1.6)	$(60.3)	$25.3
Year Ended December 31, 2013	39.8	69.8	0.2	(71.8)	38.0
Year Ended December 31, 2012	36.0	70.6	0.4	(67.2)	39.8

(1)	The provision amounts include accounts receivable reserve charges included in discontinued operations of $0.6, $3.1 and $6.4 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision(1)	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year Ended December 31, 2014	$37.8	$24.1	$(1.6)	$(27.7)	$32.6
Year Ended December 31, 2013	56.9	23.5	(0.3)	(42.3)	37.8
Year Ended December 31, 2012	59.3	38.3	0.4	(41.1)	56.9

(1)	The net provision amounts include inventory reserve (benefits) charges included in discontinued operations of $(0.1), $3.9 and $2.4 for the years ended December 31, 2014, 2013 and 2012, respectively.