Form 10-Q
period 2015-03-31
NEWELL RUBBERMAID INC
filed 2015-05-11
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2015: 268.7 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$1,264.0	$1,214.3
Cost of products sold	776.5	757.3
GROSS MARGIN	487.5	457.0
Selling, general and administrative expenses	362.0	340.3
Restructuring costs	27.3	12.0
OPERATING INCOME	98.2	104.7
Nonoperating expenses:
Interest expense, net	19.2	14.4
Other expense, net	0.1	40.0
Net nonoperating expenses	19.3	54.4
INCOME BEFORE INCOME TAXES	78.9	50.3
Income tax expense (benefit)	22.0	(1.5)
INCOME FROM CONTINUING OPERATIONS	56.9	51.8
(Loss) income from discontinued operations, net of tax	(2.8)	1.1
NET INCOME	$54.1	$52.9
Weighted average shares outstanding:
Basic	270.5	280.9
Diluted	272.7	283.8
Earnings per share:
Basic:
Income from continuing operations	$0.21	$0.18
(Loss) income from discontinued operations	$(0.01)	$—
Net income	$0.20	$0.19
Diluted:
Income from continuing operations	$0.21	$0.18
(Loss) income from discontinued operations	$(0.01)	$—
Net income	$0.20	$0.19
Dividends per share	$0.19	$0.15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2015	2014
NET INCOME	$54.1	$52.9

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(105.5)	5.9
Change in unrecognized pension and other postretirement costs	11.2	2.8
Derivative hedging gain	1.1	0.8
Total other comprehensive (loss) income, net of tax	(93.2)	9.5

COMPREHENSIVE (LOSS) INCOME (1)	$(39.1)	$62.4

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215.4	$199.4
Accounts receivable, net	1,053.2	1,248.2
Inventories, net	852.3	708.5
Deferred income taxes	122.9	134.4
Prepaid expenses and other	179.2	136.1
TOTAL CURRENT ASSETS	2,423.0	2,426.6
PROPERTY, PLANT AND EQUIPMENT, NET	563.3	559.1
GOODWILL	2,474.6	2,546.0
OTHER INTANGIBLE ASSETS, NET	877.2	887.2
OTHER ASSETS	266.5	262.2
TOTAL ASSETS	$6,604.6	$6,681.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$615.6	$674.1
Accrued compensation	99.8	159.9
Other accrued liabilities	588.4	659.3
Short-term debt	733.9	390.7
Current portion of long-term debt	6.5	6.7
TOTAL CURRENT LIABILITIES	2,044.2	1,890.7
LONG-TERM DEBT	2,094.1	2,084.5
DEFERRED INCOME TAXES	231.1	220.4
OTHER NONCURRENT LIABILITIES	536.2	630.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	288.9	288.7
Outstanding shares, before treasury:
2015 – 288.9
2014 – 288.7
Treasury stock, at cost:	(519.0)	(493.1)
Shares held:
2015 – 20.2
2014 – 19.5
Additional paid-in capital	766.3	739.0
Retained earnings	2,046.9	2,111.2
Accumulated other comprehensive loss	(887.6)	(794.4)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,695.5	1,851.4
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,699.0	1,854.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,604.6	$6,681.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$54.1	$52.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42.2	38.1
Net gain from sale of discontinued operations	—	(2.2)
Deferred income taxes	17.9	14.6
Non-cash restructuring costs	—	1.0
Stock-based compensation expense	6.8	7.0
Other, net	5.5	45.0
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	170.0	130.5
Inventories	(164.8)	(115.8)
Accounts payable	(38.7)	(16.1)
Accrued liabilities and other	(247.3)	(247.1)
NET CASH USED IN OPERATING ACTIVITIES	(154.3)	(92.1)
INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations and noncurrent assets	4.0	—
Acquisitions and acquisition-related activity	(2.0)	—
Capital expenditures	(50.9)	(31.9)
Other	(0.2)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(49.1)	(32.2)
FINANCING ACTIVITIES:
Short-term borrowings, net	343.4	144.9
Repurchase and retirement of shares of common stock	(73.6)	(44.4)
Cash dividends	(53.2)	(42.9)
Excess tax benefits related to stock-based compensation	15.2	5.6
Other stock-based compensation activity, net	(13.6)	10.7
NET CASH PROVIDED BY FINANCING ACTIVITIES	218.2	73.9
Currency rate effect on cash and cash equivalents	1.2	(39.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16.0	(89.5)
Cash and cash equivalents at beginning of period	199.4	226.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215.4	$136.8
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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 90% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results for the three months ended March 31, 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the Company’s operations and financial results are presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. The Company adopted ASU 2014-08 on January 1, 2015, and the adoption did not impact the Company’s financial statements and disclosures. As required by ASU 2014-08, the businesses classified as discontinued operations as of December 31, 2014 continued to be classified as such after January 1, 2015.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers. Accounting Standard Codification 605 — Revenue Recognition.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 — Revenue Recognition” and most industry-specific guidance. ASU 2014-09 requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which simplifies income statement presentation by eliminating the concept of extraordinary items. Previously, events or transactions that were both unusual in nature and infrequent in occurrence for a business entity were considered to be extraordinary items and required separate presentation, net of tax, after income from continuing operations. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual and infrequently occurring. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-01, but the adoption of ASU 2015-01 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-03, but the adoption of ASU 2015-03 is expected to reduce the Company’s long-term assets and long-term debt by approximately $18.0 million upon adoption.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate was intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. The SICAD I and SICAD II rates were in addition to the official rate of 6.3 Bolivars to U.S. Dollar used to settle certain transactions, including the import of essential goods, through the National Center of Foreign Trade (“CENCOEX”). As a result of these changes, an entity could have converted Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of March 31, 2014, were 6.3 (official rate), 10.7 (SICAD I) and 49.8 (SICAD II). The Company analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, as of March 31, 2014, the Company determined that the SICAD I rate was the most appropriate rate to use for remeasurement. Therefore, as of March 31, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 10.7 Bolivars per U.S. Dollar and recorded a foreign exchange loss of $38.7 million during the three months ended March 31, 2014 associated with remeasuring the Venezuelan operation’s net monetary assets denominated in Bolivars.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar is expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were no known SICAD auctions conducted during the three months ended March 31, 2015, and the Company last participated in a SICAD auction in the fourth quarter of 2014. The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants, and as of March 31, 2015, the SIMADI exchange rate was 193 Bolivars per U.S. Dollar. The Company remeasures its Venezuelan operation’s financial results at the rate at which it expects to settle future transactions and remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. As a result, the Company continued to use the exchange rate applicable in the last SICAD auction of 12.0 Bolivars per U.S. Dollar to remeasure the results of its Venezuelan operations for the three months ended March 31, 2015.

The results of the Company’s Venezuelan operations have been included in the Company’s consolidated financial statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars in the SICAD auctions to fund its Venezuelan operations. While the Company will continue to assess the impact, if any, of the changes to the Venezuela foreign currency exchange system, if the Company is unable to obtain sufficient U.S. Dollars from CENCOEX or the SICAD market to fund its requirements for imported goods and instead needs to access the SIMADI market, it would significantly impact the Company’s Venezuelan operations which would adversely impact the Company’s results of operations.
As of March 31, 2015, the Company’s Venezuelan operations had approximately $57.8 million in Bolivar-denominated net monetary assets, including $52.9 million of cash and cash equivalents. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the three months ended March 31, 2015 and 2014, the Company’s Venezuelan operations generated less than 2% of consolidated net sales using the applicable exchange rate for each period (CENCOEX for the three months ended March 31, 2014 and SICAD for the three months ended March 31, 2015).
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
Reclassifications
Certain 2014 amounts have been reclassified to conform to the 2015 presentation.

Footnote 2 — Acquisitions
Ignite
On September 4, 2014, the Company acquired 100% of Ignite Holdings, LLC (“Ignite”) for $312.9 million, which is net of $7.2 million of cash acquired. The Ignite acquisition was accounted for using the purchase method of accounting. The Company has allocated $16.7 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $144.6 million as goodwill. Approximately $105.5 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. Ignite’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $33.0 million for the three months ended March, 31, 2015. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
bubba
On October 22, 2014, the Company acquired substantially all of the assets of bubba brands, inc. (“bubba”) for $82.9 million. The bubba acquisition was accounted for using the purchase method of accounting. The Company has allocated $10.6 million of the purchase price to identified tangible and monetary net assets and $41.0 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $31.3 million as goodwill. All of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. bubba’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $15.4 million for the three months ended March 31, 2015. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
Baby Jogger
On December 15, 2014, the Company acquired 100% of Baby Jogger Holdings, Inc. (“Baby Jogger”) for net cash consideration of $208.5 million, which includes $2.0 million of net cash consideration paid during the three months ended March 31, 2015 pursuant to the purchase agreement and in consideration of working capital adjustments and other matters. The Baby Jogger acquisition was accounted for using the purchase method of accounting. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains a final third-party valuation, the Company allocated $13.9 million of the purchase price to identified tangible and monetary net assets, $22.1 million to deferred tax liabilities and $136.0 million to identified intangible assets. Approximately $112.0 million was allocated to an indefinite-lived intangible asset, and approximately $24.0 million was allocated to definite-lived intangible assets with a weighted-average life of 5 years. The indefinite-lived intangible asset represents the acquired Baby Jogger trade name and the acquired City Mini® and City Select® sub-brands. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $80.7 million as goodwill.

Approximately $27.9 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. Baby Jogger’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $18.2 million for the three months ended March 31, 2015. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The Company incurred $1.7 million of acquisition and integration costs associated with the Ignite, bubba and Baby Jogger acquisitions during the three months ended March 31, 2015, of which $1.5 million is included in cost of products sold and $0.2 million is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.
The pro forma net sales for the three months ended March 31, 2014 as if the Ignite, bubba and Baby Jogger acquisitions occurred on January 1, 2014 are $1.27 billion. The pro forma net income and earnings per share for the three months ended March 31, 2014 reflecting the inclusion of the acquisitions, individually and in the aggregate, as if such acquisitions occurred on January 1, 2014 would not be materially different than reported results for the three months ended March 31, 2014 and therefore are not presented.

Footnote 3 — Discontinued Operations
During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary electrics and retail businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company announced it entered into an agreement to sell Endicia for an estimated purchase price of $215.0 million, subject to customary working capital adjustments. The transaction is expected to close by the end of 2015, subject to customary conditions, including regulatory approvals. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses. The net assets of the Endicia and Culinary electrics and retail businesses at March 31, 2015 were $43.8 million, primarily representing goodwill of Endicia.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net sales	$17.3	$20.0
Loss from discontinued operations before income taxes	$(4.4)	$(0.6)
Income tax benefit	(1.6)	(0.2)
Loss from discontinued operations	(2.8)	(0.4)
Net gain from sales of discontinued operations, net of tax (1)	—	1.5
(Loss) income from discontinued operations, net of tax	$(2.8)	$1.1
(1) Includes pretax gains of $2.2 million (related tax expense of $0.7 million) for the three months ended March 31, 2014.
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which is focused on optimizing nurse work flow and medical records processing in hospitals. The Rubbermaid medical cart business does not qualify as discontinued operations pursuant to the guidance in ASU 2014-08, so the Company has and will continue to include the Rubbermaid medical cart business in continuing operations until the business is sold. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014.

Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the three months ended March 31, 2015, the Company repurchased 1.9 million shares pursuant to the SRP for $73.6 million, and such shares were immediately retired. Since the commencement of the SRP through March 31, 2015, the Company has repurchased and retired 26.3 million shares at an aggregate cost of $693.9 million. As of March 31, 2015, the Company had $362.8 million available under the SRP for future repurchases.

The following table displays the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
Other comprehensive (loss) income before reclassifications	(105.5)	7.2	4.2	(94.1)
Amounts reclassified to earnings	—	4.0	(3.1)	0.9
Net current period other comprehensive (loss) income	(105.5)	11.2	1.1	(93.2)
Balance at March 31, 2015	$(393.3)	$(500.5)	$6.2	$(887.6)

(1)	Includes foreign exchange losses of $24.2 million arising during the three months ended March 31, 2015 associated with intercompany loans designated as long-term.

	Foreign Currency Translation Loss (2)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive income (loss) before reclassifications	5.9	(1.0)	1.8	6.7
Amounts reclassified to earnings	—	3.8	(1.0)	2.8
Net current period other comprehensive income	5.9	2.8	0.8	9.5
Balance at March 31, 2014	$(155.6)	$(480.5)	$0.4	$(635.7)

(2)	Includes foreign exchange gains of $0.8 million arising during the three months ended March 31, 2014 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three months ended March 31, 2015 and 2014 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2015	2014
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.7)	$(1.6)	(1)
Actuarial loss	7.4	7.0	(1)
Total before tax	5.7	5.4
Tax effect	(1.7)	(1.6)
Net of tax	$4.0	$3.8
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(4.3)	$(1.9)	Cost of products sold
Forward interest rate swaps	0.2	0.2	Interest expense, net
Total before tax	(4.1)	(1.7)
Tax effect	1.0	0.7
Net of tax	$(3.1)	$(1.0)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014. See Footnote 9 for further details.

Footnote 5 — Restructuring Costs
Project Renewal
On April 29, 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”), a program initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to the program, the Company eliminated its operating groups and consolidated 13 global business units into five business segments. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Writing segment; and (iv) further streamlining its distribution and transportation functions.  Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions, and rationalize the Company’s real estate portfolio.
In connection with the April 2015 Expansion, the Company expects to incur $150.0 million of additional costs, including cash costs of $135.0 million. The additional costs include pretax restructuring charges in the range of $125.0 million to $135.0 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits.

Cumulative costs of the expanded Project Renewal are now expected to be $690.0 million to $725.0 million pretax, with cash costs of $645.0 million to $675.0 million. Approximately 65% to 75% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended March 31,		Since Inception Through
	2015	2014	March 31, 2015
Facility and other exit costs, including impairments	$0.3	$1.2	$21.2
Employee severance, termination benefits and relocation costs	18.9	10.9	185.0
Exited contractual commitments and other	8.1	1.4	57.1
	$27.3	$13.5	$263.3
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2015 (in millions):

	December 31, 2014			March 31, 2015
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$0.3	$(0.3)	$—
Employee severance, termination benefits and relocation costs	22.8	18.9	(5.5)	36.2
Exited contractual commitments and other	17.5	8.1	(10.6)	15.0
	$40.3	$27.3	$(16.4)	$51.2

The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2015 aggregated by reportable business segment (in millions):

	December 31, 2014			March 31, 2015
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$9.7	$2.8	$(0.7)	$11.8
Home Solutions	1.0	4.8	(0.8)	5.0
Tools	0.5	—	—	0.5
Commercial Products	5.1	0.5	(0.2)	5.4
Baby & Parenting	2.2	—	—	2.2
Corporate	21.8	19.2	(14.7)	26.3
	$40.3	$27.3	$(16.4)	$51.2
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended
	March 31,
Segment	2015	2014
Writing	$2.8	$0.9
Home Solutions	4.8	0.4
Tools	—	0.9
Commercial Products	0.5	3.1
Baby & Parenting	—	0.3
Corporate(1)	19.2	6.4
	$27.3	$12.0

(1)	Includes adjustments of $1.5 million for the three months ended March 31, 2014, relating to previous restructuring projects that had the impact of decreasing restructuring costs.
Cash paid for all restructuring activities was $14.7 million and $30.8 million for the three months ended March 31, 2015 and 2014, respectively.

Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2015	December 31, 2014
Materials and supplies	$143.4	$117.9
Work in process	124.7	104.5
Finished products	584.2	486.1
	$852.3	$708.5

Footnote 7 — Debt
The following is a summary of outstanding debt (in millions):

	March 31, 2015	December 31, 2014
Medium-term notes	$2,099.3	$2,089.5
Commercial paper	477.1	28.0
Receivables facility	250.0	350.0
Other debt	8.1	14.4
Total debt	2,834.5	2,481.9
Short-term debt	(733.9)	(390.7)
Current portion of long-term debt	(6.5)	(6.7)
Long-term debt	$2,094.1	$2,084.5

Interest Rate Swaps
As of March 31, 2015, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at March 31, 2015 and December 31, 2014 include mark-to-market adjustments of $0.6 million and $11.8 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported values of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.4 million and $3.6 million during the three months ended March 31, 2015 and 2014, respectively.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of March 31, 2015. The financing subsidiary owned $685.6 million of outstanding accounts receivable as of March 31, 2015, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at March 31, 2015. The Company had $250.0 million of outstanding borrowings under the Receivables Facility as of March 31, 2015.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of March 31, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company was in compliance with the covenants under the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of March 31, 2015 and December 31, 2014, the Company had outstanding commercial paper obligations of $477.1 million and $28.0 million, respectively.
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

The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of three years or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third party transactions in U.S. Dollars.
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2015 and 2014.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaps	Other assets	$4.6	$—	Other noncurrent liabilities	$5.2	$11.8
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	11.6	7.7	Other accrued liabilities	2.8	0.4
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.6	—	Other accrued liabilities	—	—
Total assets		$16.8	$7.7	Total liabilities	$8.0	$12.2
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2015 and December 31, 2014.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended
		March 31,
		2015	2014
Interest rate swaps	Interest expense, net	$11.2	$5.3
Fixed-rate debt	Interest expense, net	$(11.2)	$(5.3)
The Company did not realize any ineffectiveness related to fair value hedges during the three months ended March 31, 2015 and 2014.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended
		March 31,
		2015	2014
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$4.3	$1.9
Forward interest rate swaps	Interest expense, net	(0.2)	(0.2)
		$4.1	$1.7

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended
	March 31,
	2015	2014
Foreign exchange contracts on inventory-related purchases	$5.8	$2.7
Foreign exchange contracts on intercompany borrowings	2.6	—
	$8.4	$2.7

The Company did not realize any ineffectiveness related to cash flow hedges during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the Company expects to reclassify net pretax gains of $8.1 million from AOCI into earnings during the next 12 months.

Footnote 9 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International
	2015	2014	2015	2014
Service cost-benefits earned during the period	$0.8	$1.0	$1.5	$1.5
Interest cost on projected benefit obligation	10.3	11.3	5.0	6.4
Expected return on plan assets	(14.4)	(14.4)	(5.7)	(6.7)
Amortization of prior service cost, actuarial loss and other	6.8	6.1	0.9	0.8
Net periodic pension cost	$3.5	$4.0	$1.7	$2.0
The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	Three Months Ended
	March 31,
	2015	2014
Service cost-benefits earned during the period	$0.1	$0.3
Interest cost on projected benefit obligation	0.8	1.2
Amortization of prior service benefit and actuarial gains	(1.9)	(1.6)
Net other postretirement benefit cost (benefit)	$(1.0)	$(0.1)
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.4 million and $16.1 million during the three months ended March 31, 2015 and 2014, respectively. The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015.

Footnote 10 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.
The Company’s effective tax rate for the three months ended March 31, 2015 is impacted by the geographical mix of earnings and the strengthening of the U.S. Dollar against foreign currencies offset by increased tax benefit from the generation of foreign tax credits. The Company’s effective tax rate for the three months ended March 31, 2014 included tax benefits related to the resolution of certain tax contingencies of $8.0 million and tax benefits of $13.9 million related to the $38.7 million pretax charge for the change in exchange rates used to remeasure the Company’s Venezuelan net monetary assets.
Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$56.9	$51.8
(Loss) income from discontinued operations	(2.8)	1.1
Net income	$54.1	$52.9
Dividends and equivalents for share-based awards expected to be forfeited	—	—
Net income for basic and diluted earnings per share	$54.1	$52.9
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	268.9	278.8
Share-based payment awards classified as participating securities	1.6	2.1
Denominator for basic earnings per share	270.5	280.9
Dilutive securities (1)	2.2	2.9
Denominator for diluted earnings per share	272.7	283.8
Basic earnings per share:
Income from continuing operations	$0.21	$0.18
(Loss) income from discontinued operations	$(0.01)	$—
Net income	$0.20	$0.19
Diluted earnings per share:
Income from continuing operations	$0.21	$0.18
(Loss) income from discontinued operations	$(0.01)	$—
Net income	$0.20	$0.19

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 0.1 million stock options for the three months ended March 31, 2014, because such options were anti-dilutive. The weighted-average shares outstanding for the three months ended March 31, 2015 and 2014 each exclude the weighted average effect of 0.6 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 12 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $6.8 million and $7.0 million of pretax stock-based compensation expense during the three months ended March 31, 2015 and 2014, respectively.
The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the three months ended March 31, 2015 (in millions, except weighted-average exercise prices):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2014	2.6	$19	2.6	$49.1
Exercised	(0.5)	24
Forfeited / expired	—	22
Outstanding at March 31, 2015	2.1	$18	2.1	$43.2
The following table summarizes the changes in the number of outstanding restricted stock units for the three months ended March 31, 2015 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	3.7	$26
Granted	0.9	40
Vested	(1.1)	20
Forfeited	(0.2)	28
Outstanding at March 31, 2015	3.3	$31

During the three months ended March 31, 2015, the Company awarded 0.6 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified performance or market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified performance, market and service conditions. As of March 31, 2015, 1.8 million PSUs were outstanding, and based on performance through March 31, 2015, recipients of PSUs would be entitled to approximately 2.2 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$14.9	$4.6	$10.3	$—
Interest rate swaps	4.6	—	4.6	—
Foreign currency derivatives	12.2	—	12.2	—
Total	$31.7	$4.6	$27.1	$—
Liabilities
Interest rate swaps	$5.2	$—	$5.2	$—
Foreign currency derivatives	2.8	—	2.8	—
Total	$8.0	$—	$8.0	$—

Fair Value as of December 31, 2014
Assets
Investment securities, including mutual funds (1)	$21.5	$4.6	$16.9	$—
Foreign currency derivatives	7.7	—	7.7	—
Total	$29.2	$4.6	$24.6	$—
Liabilities
Interest rate swaps	$11.8	$—	$11.8	$—
Foreign currency derivatives	0.4	—	0.4	—
Total	$12.2	$—	$12.2	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($3.1 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively) and other assets ($11.8 million and $13.1 million as of March 31, 2015 and December 31, 2014, respectively).

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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2015, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three months ended March 31, 2015, no material nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	March 31, 2015		December 31, 2014
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$2,205.1	$2,099.3	$2,154.4	$2,089.5

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

During 2014, the Company’s Endicia®and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. As a result of these changes, the segment information in this footnote and Footnote 5 pertaining to restructuring have been presented to reflect the impacts of classifying the Endicia and Culinary electrics and retail businesses as discontinued operations.

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net Sales (1)
Writing	$341.8	$348.2
Home Solutions	364.5	316.4
Tools	180.4	187.8
Commercial Products	185.2	182.6
Baby & Parenting	192.1	179.3
	$1,264.0	$1,214.3
Operating Income (Loss) (2)
Writing	$82.4	$76.1
Home Solutions	38.5	26.8
Tools	22.2	21.4
Commercial Products	17.0	13.8
Baby & Parenting	0.5	5.4
Restructuring costs	(27.3)	(12.0)
Corporate	(35.1)	(26.8)
	$98.2	$104.7

	March 31, 2015	December 31, 2014
Identifiable Assets
Writing	$959.4	$981.9
Home Solutions	806.3	806.4
Tools	592.0	605.0
Commercial Products	362.6	375.1
Baby & Parenting	469.8	481.0
Corporate (3)	3,414.5	3,431.7
	$6,604.6	$6,681.1

Geographic Area Information

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net Sales (1), (4)
United States	$917.2	$813.5
Canada	46.2	53.1
Total North America	963.4	866.6
Europe, Middle East and Africa	127.6	163.9
Latin America	89.4	92.0
Asia Pacific	83.6	91.8
Total International	300.6	347.7
	$1,264.0	$1,214.3
Operating Income (Loss) (2), (5)
United States	$76.5	$65.7
Canada	5.3	10.4
Total North America	81.8	76.1
Europe, Middle East and Africa	8.6	14.8
Latin America	4.7	10.8
Asia Pacific	3.1	3.0
Total International	16.4	28.6
	$98.2	$104.7

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 9.6% and 10.1% of consolidated net sales in the three months ended March 31, 2015 and 2014, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended
	March 31,
	2015	2014
Restructuring Costs
United States	$10.4	$7.9
Canada	3.0	0.1
Total North America	13.4	8.0
Europe, Middle East and Africa	11.7	2.8
Latin America	0.6	0.1
Asia Pacific	1.6	1.1
Total International	13.9	4.0
	$27.3	$12.0

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	March 31, 2015	December 31, 2014
Customer accruals	$225.8	$316.0
Accruals for manufacturing, marketing and freight expenses	80.3	86.1
Accrued self-insurance liabilities	54.0	55.8
Accrued pension, defined contribution and other postretirement benefits	24.5	36.6
Accrued contingencies, primarily legal, environmental and warranty	34.2	27.8
Accrued restructuring (See Footnote 5)	60.9	46.1
Other	108.7	90.9
Other accrued liabilities	$588.4	$659.3
Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased as well as allowances for returns. Payments for annual rebates and other customer programs are generally made in the first quarter of the year. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $32.9 million and $33.6 million as of March 31, 2015 and December 31, 2014, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced that it opened an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA in the second quarter of 2015. The Company recorded the $10.0 million of costs associated with the consent order in the three months ended March 31, 2015.
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

The Company’s estimate of environmental response costs associated with these matters as of March 31, 2015 ranged between $22.3 million and $27.6 million. As of March 31, 2015, the Company had a reserve of $23.8 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $17.0 million by applying a 5% discount rate to undiscounted obligations of $24.0 million.
U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period concluded August 2014, and the U.S. EPA is expected to issue its final Record of Decision in 2015. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with the U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The estimated cost estimates for these alternatives range from approximately $28 million to $2.7 billion, including related operation maintenance and monitoring costs. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the draft RI and FS, that the ultimate remediation has not yet been determined, that the parties have not agreed upon a final allocation for the investigation and any ultimate remediation, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. Accordingly, it is not possible at this time for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, including, among other factors, because the Company Parties’ facilities are not even alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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

During 2015, the Company has executed and plans on continuing to execute against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business.

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
On April 29, 2015, the Company committed to a further expansion of Project Renewal. The expansion is expected to generate annualized incremental cost savings of approximately $150.0 million when fully implemented by the end of 2017. Under the expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. A large portion of the incremental savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the expansion, the Company expects to incur $150.0 million of additional costs. As a result, the cumulative costs of Project Renewal are expected to be $690 to $725 million, of which $645 to $675 million are expected to be cash costs. Project Renewal is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017.
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

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jobber®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

Between September 2014 and December 31, 2014, the Company completed the acquisitions of Ignite Holdings, LLC (“Ignite”) and Baby Jogger Holdings, Inc. (“Baby Jogger”) and acquired substantially all of the assets of bubba brands, inc. (“bubba”). Ignite and bubba are included in the Company’s Home Solutions segment, and Baby Jogger is included in the Company’s Baby & Parenting segment. The results of operations of these acquired businesses are included in the Company’s results of operations beginning on their respective acquisition dates.

During the three months ended September 30, 2014, the Company determined that its Endicia® and Culinary electrics and retail businesses did not align with the Company’s long-term growth plans and initiated plans to sell these businesses. Accordingly, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell these businesses, and the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company announced it entered into an agreement to sell Endicia for an estimated purchase price of $215.0 million, subject to customary working capital adjustments. The transaction is expected to close by the end of 2015, subject to customary conditions, including regulatory approvals. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses.
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals. The Company determined the Rubbermaid medical cart business did not qualify as discontinued operations pursuant to the criteria in Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” As a result, the Company has and will continue to include the Rubbermaid medical cart business in its consolidated results for continuing operations until the business is sold. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in driving the Growth Game Plan into action during the first three months of 2015:

•
Core sales, which excludes the impact of changes in foreign currency, acquisitions and the planned divestiture of the Rubbermaid medical cart business, increased 4.7%, excluding a 550 basis point adverse impact from foreign currency, a contribution of 550 basis points from acquisitions and a 60 basis point decline associated with the planned divestiture of the Rubbermaid medical cart business. Latin America led with strong core sales growth of 25.5%, and North America generated core sales growth of 5.0%. Asia Pacific realized a slight decline in core sales, and EMEA experienced a core sales decline of 5.2%.

Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2014, to the current and prior year local currency sales amounts, with the difference, after removing the impact of acquisitions and planned divestitures, equal to changes in core sales, and the difference between the changes in reported sales, excluding the effects of acquisitions and planned divestitures, and the changes in core sales being attributable to currency.

•
Core sales increased 7.4% in the Company’s Win Bigger businesses, which include the Writing, Tools and Commercial Products segments. The Home Solutions and Baby & Parenting segments generated low-single digit core sales growth of 0.9% and 0.8%, respectively.

•
Gross margin was 38.6%, up 100 basis points compared to the prior year. The improvement was driven by productivity, lower input costs, pricing, the adverse impact of the Graco product recall on the prior year’s results and favorable segment mix, which more than offset unfavorable foreign currency and the negative mix impact from the gross margin structure of the recent acquisitions. The adverse impact of the cost of products sold associated with the Graco product recall in the prior year’s results contributed 70 basis points of the 100 basis point improvement.

•
Selling, general and administrative expenses (“SG&A”) increased $21.7 million to $362.0 million, due primarily to increased advertising in support of the Company’s brands and innovation. The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands, with a primary focus on advertising in North America and Latin America. During the first three months of 2015, the Company increased investments in advertising by $5.3 million, representing an incremental 40 basis points as a percentage of net sales. The Company’s investments in brand-building and consumer demand creation and commercialization activities during the first three months of 2015 included the following:

•	continued advertising campaigns supporting the new line of Sharpie highlighters called Sharpie Clear View which have a unique, see-through tip for more precise highlighting;

•	continued investment in InkJoy® advertising in the U.S., Latin America and Asia Pacific markets;

•	advertising in North America, China and Brazil for Brute®, Slim Jim Step-On, HYGENTM disposable microfiber, WaveBrake mop buckets and Maximizer mops in the Commercial Products segment; and

•	advertising for the Graco NautilusTM Plus 3-in-1 car seat.
The Company plans to continue increasing advertising in support of its brands and innovation to drive growth.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $27.3 million of restructuring costs in the first three months of 2015.

•
Reported $22.0 million of income tax expense in 2015 compared to a $1.5 million income tax benefit in 2014, primarily due to the geographical mix of earnings and the strengthening of the U.S. Dollar against foreign currencies offset by increased tax benefit from the generation of foreign tax credits. In 2014, the Company recognized lower income tax expense due to the tax rate on the $38.7 million foreign exchange loss associated with the Venezuelan Bolivar being higher than the Company’s overall effective tax rate. In addition, the Company recognized discrete income tax benefits of $8.0 million in 2014 related to the resolution of certain tax contingencies.

•	Repurchased 1.9 million shares of the Company’s common stock pursuant to its share repurchase plan (the “SRP”) for $73.6 million.

•	Initiated plans to sell the Rubbermaid medical cart business. The results of operations of the Rubbermaid medical cart business are included in continuing operations for all periods presented.
Projects and Initiatives
Project Renewal
On April 29, 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”), a program initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.
The April 2015 Expansion is expected to generate annualized incremental overhead ost savings of approximately $150 million when fully implemented by the end of 2017. A large portion of these savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the April 2015 Expansion, the Company expects to incur $150 million of additional costs, including cash costs of approximately $135 million. The additional costs include pretax restructuring charges in the range of $125 million to $135 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits.
Cumulative costs of the expanded Project Renewal are now expected to be $690 to $725 million pretax, with cash costs of $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017, with savings of $270 to $325 million by the end of the first half of 2015.
Through March 31, 2015, the Company incurred $263.3 million and $83.4 million of restructuring and other project-related costs, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal.

The following table summarizes the estimated total costs and annualized savings relating to Project Renewal, as well as the actual results through March 31, 2015 (amounts in millions):

	Total Project	Through March 31, 2015	Remaining through December 31, 2017
Cost	$690 - $725	$347	$343 - $378
Savings	$620 - $675	$286	$334 - $389

In the first three months of 2015, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects focused on profitable growth in the region, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. In the first quarter of 2015, the Company initiated one project focused on aligning the sales and marketing capabilities in the region and another project in the Best Cost Finance workstream.

•	Ongoing evaluations of the Company’s overhead structure, supply chain organization and processes, and pricing structure to optimize and transform processes, simplify the organization and reduce costs.

•
The continued execution of projects to streamline the three business partnering functions, Human Resources, Finance/IT and Legal, and to align these functions with the new operating structure, including the ongoing execution of a project to reduce the Company’s IT footprint.

•
The ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including the initiation of a project to reduce the Home Solutions segment’s manufacturing footprint in North America.

•
The creation of a Transformation Office to lead and manage the various workstreams that are integral to the expanded Project Renewal initiatives, including investing in value analysis and value engineering efforts to reduce product and packaging costs and reducing operational and manufacturing complexity in the Writing segment.

One Newell Rubbermaid
The Company strives to leverage common business activities and best practices to build functional capabilities and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company has expanded its focus on leveraging common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan - Brand & Category Development and Market Execution & Delivery, enhancing its Customer Development and Global Supply Chain organizations, and consolidating activities into centers of excellence for design and innovation capabilities and marketing capabilities.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the North American, Latin American and European operations are live on SAP, and the Company has initiated plans to implement SAP in its Asia Pacific operations.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company’s Venezuelan operations are primarily included in the Company’s Writing segment. The Company generally imports raw materials into Venezuela and manufactures writing instruments locally. The Company’s Venezuelan operations also import components and finished goods. Generally, purchases of imported products are denominated in U.S. Dollars. The Company has historically used various means, including price increases and productivity initiatives, to offset increased costs due to the impacts of high inflation and currency devaluations. During the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, the Company’s Venezuelan operations generated less than 2% of consolidated net sales. In 2014, the Company’s Venezuelan operations generated approximately 5% of the Company’s reported annual operating income, and the Company estimates its Venezuelan operations will generate approximately 4% of reported operating income for the year ending December 31, 2015.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of

Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. In March 2014, the Company analyzed the multiple rates available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, the Company determined as of March 31, 2014 that the SICAD I rate was the most appropriate rate to use prospectively for remeasurement rather than the CENCOEX rate, which the Company used up to March 31, 2014. As a result, the Company recorded net foreign exchange losses of $45.6 million in 2014, including $38.7 million of foreign exchange losses during the three months ended March 31, 2014, based on the adoption of and ongoing changes in the SICAD I exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars. As of December 31, 2014, the SICAD I auction rate was 12.0 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar is expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were no known SICAD auctions conducted during the three months ended March 31, 2015, and the Company last participated in a SICAD auction in the fourth quarter of 2014. The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants. SIMADI became operational with an initial exchange rate of approximately 170 Bolivars per U.S. Dollar. The SIMADI rate has since increased to 193 Bolivars per U.S. Dollar as of March 31, 2015. There are uncertainties as to how future SICAD auctions will work, and the volume of transactions in the SIMADI market since its inception has been limited.
During 2014, the Company was awarded $7.5 million and $16.0 million via the CENCOEX and SICAD I exchange mechanisms, respectively, which were (or will be) used by the Venezuela business to pay third party and intercompany vendors. Of the $16.0 million of amounts awarded in SICAD I auctions, the Company has $4.3 million unsettled for inventory purchases as of March 31, 2015, and such amount is available for expected future purchases. The Company did not participate in the SICAD II market in 2014. Based on an assessment of the rate at which future transactions could be settled and dividends could legally be paid by the Company’s Venezuela operations during the three months ended March 31, 2015, the Company continued to use the SICAD rate of 12.0 Bolivars to U.S. Dollar during the first quarter of 2015, and accordingly, the Company has not recorded any foreign exchange gains or losses associated with the remeasurement of Bolivar-denominated assets and liabilities during 2015.
As of March 31, 2015, the Company’s Venezuelan subsidiary had approximately $57.8 million of net monetary assets denominated in Bolivars at the rate of 12.0 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $9 million and $7 million, respectively. The $7 million estimated operating income impact includes an estimated $2.4 million charge associated with the first turn of inventory after a hypothetical 10% devaluation.
If the Company adopted the SIMADI rate of 193 Bolivars per U.S. Dollar on March 31, 2015, the Company would incur charges associated with the devaluation of up to $86 million, which includes the remeasurement of the net monetary assets at the SIMADI rate and impairments of the inventory and fixed assets of the Company’s Venezuelan operations that would not be recoverable at the SIMADI rate.  In addition, the Company’s reported sales and reported operating income for the nine months ending December 31, 2015 would be adversely affected by an estimated $64 million and $26 million, respectively, were the Company to adopt the SIMADI rate on a prospective basis beginning March 31, 2015, which excludes potential inventory and fixed asset charges the Company may record were it to adopt the SIMADI rate. These estimated impacts do not include any benefits the Company could realize by taking pricing actions or implementing operational changes in response to currency devaluations or other events in Venezuela. The Company estimates that if such actions were implemented under the current legal framework for pricing, it would mitigate an estimated 50% of the estimated operating income impact, excluding potential charges associated with inventory and fixed assets that the Company would be unable to mitigate. While the Company will continue to assess the impact, if any, of the changes to the Venezuela foreign currency exchange system, if the Company is unable to obtain sufficient U.S. Dollars from CENCOEX or the SICAD markets to fund its requirements for imported goods and instead needs to access the SIMADI market, it would significantly impact the Company’s Venezuelan operations which would adversely impact the Company’s consolidated results of operations.
The results of the Company’s Venezuelan operations have been included in the Company’s consolidated financial statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars to fund its Venezuelan operations’ U.S. Dollar purchases.
As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30% for the types of products the Company sells in Venezuela. In addition, new regulations will require the Company to identify the ultimate retail price to consumers on products it sells to distributors in Venezuela later in 2015, which could adversely affect the prices the Company charges its distributor customers. Laws and regulations limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain product categories and result in fines for practices deemed to be in violation of the laws and regulations. The impacts of any future pricing regulations are not included in the estimated ongoing impacts outlined above. Price controls generally may affect products the Company markets and sells in Venezuela.
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

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended March 31,
	2015		2014
Net sales	$1,264.0	100.0%	$1,214.3	100.0%
Cost of products sold	776.5	61.4	757.3	62.4
Gross margin	487.5	38.6	457.0	37.6
Selling, general and administrative expenses	362.0	28.6	340.3	28.0
Restructuring costs	27.3	2.2	12.0	1.0
Operating income	98.2	7.8	104.7	8.6
Nonoperating expenses:
Interest expense, net	19.2	1.5	14.4	1.2
Other expense, net	0.1	—	40.0	3.3
Net nonoperating expenses	19.3	1.5	54.4	4.5
Income before income taxes	78.9	6.2	50.3	4.1
Income tax expense	22.0	1.7	(1.5)	(0.1)
Income from continuing operations	56.9	4.5	51.8	4.3
(Loss) income from discontinued operations	(2.8)	(0.2)	1.1	0.1
Net income	$54.1	4.3%	$52.9	4.4%
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Consolidated Operating Results:
Net sales for the three months ended March 31, 2015 were $1,264.0 million, representing an increase of $49.7 million, or 4.1%, from $1,214.3 million for the three months ended March 31, 2014. Core sales increased 4.7%, which excludes the negative foreign currency impact of 5.5%, and the positive net impact of acquisitions and planned divestitures of 4.9%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in millions, except percentages):

Core sales	$55.5	4.7%
Acquisitions	66.6	5.5
Planned divestitures	(6.8)	(0.6)
Foreign currency	(65.6)	(5.5)
Total change in net sales	$49.7	4.1%
Core sales in the Company’s North American and international businesses increased 5.0% and 3.9%, respectively. Latin America led with core sales growth of 25.5% as a result of pricing in the region, including Venezuela, and volume gains in the Writing and Tools segments. North America showed mid-single digit growth of 5.0%, as core sales grew across all five segments, with strong core sales growth in the Writing, Commercial Products and Baby & Parenting segments. EMEA core sales declined 5.2% as a result of challenging market conditions in Russia and weakness in the Baby & Parenting segment across EMEA. Asia Pacific core sales declined 0.4%, as growth in the Writing and Commercial Products segments was more than offset by core sales declines in the Tools segment, particularly in industrial bandsaw blades, which has been negatively impacted by slowing industrial output in China and Japan. The Company’s core sales growth for the three months ended March 31, 2015 was favorably impacted by additional sell-in in advance of advertising and merchandising support planned for later in 2015, consistent with prior periods.
Gross margin, as a percentage of net sales, for the three months ended March 31, 2015 was 38.6%, or $487.5 million, compared to 37.6%, or $457.0 million, for the three months ended March 31, 2014, as the benefits of productivity, lower input cost, pricing, the adverse impact of the Graco product recall on the prior year’s quarterly results and favorable segment mix more than offset unfavorable foreign currency and the negative mix impact from the gross margin structure of the recent acquisitions.
SG&A expenses for the three months ended March 31, 2015 were 28.6% of net sales, or $362.0 million, versus 28.0% of net sales, or $340.3 million, for the three months ended March 31, 2014. SG&A expenses increased $21.7 million as a result of a $5.3 million increase in advertising, primarily relating to the Writing segment’s continued investment in advertising in North America, Latin America and Asia Pacific and increased advertising in the Commercial Products and Baby & Parenting segments. The increase was also driven by a $6.0 million increase in Project Renewal related costs, including advisory costs for process transformation and optimization initiatives, which increased from $7.7 million for the three months ended March 31, 2014 to $13.7 million for the three months ended March 31, 2015. The increase was also attributable to a $7.8 million increase in SG&A costs associated with the Graco recall and $14.8 million of SG&A expenses of the recently acquired businesses - Ignite, bubba and Baby Jogger. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal.
The Company recorded restructuring costs of $27.3 million and $12.0 million for the three months ended March 31, 2015 and 2014, respectively. The year-over-year increase in restructuring costs is primarily due to costs associated with projects initiated during the first quarter of 2015 in North America and EMEA. The restructuring costs for the three months ended March 31, 2015 related to Project Renewal and consisted of $0.3 million of facility and other exit costs, including impairments, $18.9 million of employee severance, termination benefits and employee relocation costs and $8.1 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended March 31, 2014 primarily related to Project Renewal and consisted of $1.2 million of facility and other exit costs, including impairments, $9.4 million of employee severance, termination benefits and employee relocation costs and $1.4 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended March 31, 2015 was $98.2 million, or 7.8% of net sales, versus $104.7 million, or 8.6% of net sales, for the three months ended March 31, 2014. The 80 basis point decline in operating margin is attributable to the increased restructuring costs in the first quarter of 2015 compared to the first quarter of 2014.
Net nonoperating expenses for the three months ended March 31, 2015 were $19.3 million versus $54.4 million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 was $19.2 million, compared to $14.4 million for the three months ended March 31, 2014, reflecting the impact of higher overall borrowings to finance the acquisitions of Ignite, bubba and Baby Jogger completed in the second half of 2014. The year-over-year decrease in nonoperating expenses was driven by a $38.7 million foreign exchange loss during the three months ended March 31, 2014 associated with the Company’s adoption of the SICAD I exchange rate to remeasure the net monetary assets and operating results of its Venezuelan operations.
The Company recognized an income tax rate of 27.9% for the three months ended March 31, 2015, which compared to an effective income tax rate of (3.0%) for the three months ended March 31, 2014. In addition to geographical mix of earnings, the tax rate for the three months ended March 31, 2015 was negatively impacted by the strengthening of the U.S. Dollar against foreign currencies, which was offset by increased tax benefits expected from the generation of foreign tax credits in 2015. The tax rate for the three months ended March 31, 2014 was impacted by $8.0 million of tax benefits related to the resolution of certain income tax contingencies and the income tax rate applicable to the $38.7 million foreign exchange loss associated with Venezuela being higher than the Company’s overall effective tax rate.
(Loss) income from discontinued operations during the three months ended March 31, 2015 and 2014 relates to the Company’s Hardware, Endicia and Culinary electrics and retail businesses. During the three months ended March 31, 2015, the Company recorded a loss of $2.8 million, net of tax, associated with discontinued operations, primarily due to costs associated with the Company’s decision to cease operations in the Culinary electrics and retail businesses. The loss from discontinued operations during the three months ended March 31, 2015 compared to income of $1.1 million during the three months ended March 31, 2014. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2015	2014	% Change
Writing	$341.8	$348.2	(1.8)%
Home Solutions	364.5	316.4	15.2
Tools	180.4	187.8	(3.9)
Commercial Products	185.2	182.6	1.4
Baby & Parenting	192.1	179.3	7.1
Total net sales	$1,264.0	$1,214.3	4.1%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	9.0%	0.9%	3.2%	9.0%	0.8%
Acquisitions	—	15.3	—	—	10.2
Planned divestitures	—	—	—	(4.6)	—
Foreign currency	(10.8)	(1.0)	(7.1)	(3.0)	(3.9)
Total change in net sales	(1.8)%	15.2%	(3.9)%	1.4%	7.1%

Operating income by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2015	2014	% Change
Writing	$82.4	$76.1	8.3%
Home Solutions	38.5	26.8	43.7
Tools	22.2	21.4	3.7
Commercial Products	17.0	13.8	23.2
Baby & Parenting (1)	0.5	5.4	(90.7)
Restructuring costs	(27.3)	(12.0)	(127.5)
Corporate (2)	(35.1)	(26.8)	(31.0)
Total operating income	$98.2	$104.7	(6.2)%

(1)
Results for the three months ended March 31, 2015 and 2014 for the Baby & Parenting segment include $10.2 million and $11.0 million of charges, respectively, related to the Graco harness buckle recall in the U.S.

(2)	Includes Project Renewal-related costs of $14.0 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively.
Writing
Net sales for the three months ended March 31, 2015 were $341.8 million, a decrease of $6.4 million, or 1.8%, from $348.2 million for the three months ended March 31, 2014. Core sales increased 9.0%, driven by pricing in Latin America and volume gains due to increased market share in most geographies as a result of strong innovation and increased advertising and promotion. Latin America continued to generate double-digit core sales growth, which includes pricing and higher volume in Venezuela in advance of the price tagging on packaging requirement. North America core sales grew high-single digits, attributable to increased advertising and promotion and merchandising efforts. EMEA core sales declined low single digits, primarily attributable to the timing of shipments and continued weak economic conditions in Eastern Europe. Asia Pacific core sales increased low-single digits as a result of pricing and e-commerce growth in Fine Writing China. Foreign currency had an unfavorable impact of 10.8% on net sales for the Writing segment.
Operating income for the three months ended March 31, 2015 was $82.4 million, or 24.1% of net sales, an increase of $6.3 million, or 8.3%, from $76.1 million, or 21.9% of net sales, for the three months ended March 31, 2014. The 220 basis point increase in operating margin is primarily attributable to pricing, productivity and cost management, which more than offset negative foreign currency impacts and increased advertising and promotion spending. SG&A remained relatively flat as a percentage of net sales, decreasing 10 basis points as a percentage of net sales.

Home Solutions
Net sales for the three months ended March 31, 2015 were $364.5 million, an increase of $48.1 million, or 15.2%, from $316.4 million for the three months ended March 31, 2014. Core sales increased 0.9% due to growth in the Décor and Rubbermaid Food Storage businesses, partially offset by planned declines in the lower margin Rubbermaid Consumer Storage business and the absence of prior year new customer pipeline fill on Calphalon. Foreign currency had an unfavorable impact of 1.0% on net sales, and the Ignite and bubba acquisitions had a favorable impact of 15.3% on net sales for the Home Solutions segment.
Operating income for the three months ended March 31, 2015 was $38.5 million, or 10.6% of net sales, an increase of $11.7 million, or 43.7%, from $26.8 million, or 8.5% of net sales, for the three months ended March 31, 2014. The 210 basis point increase in operating margin is primarily a result of the positive mix effect of Rubbermaid Food Storage, input cost deflation on resin and Project Renewal savings, partially offset by increased advertising and promotion. Despite the increase in advertising and promotion, Project Renewal savings and overhead cost management contributed to SG&A decreasing 80 basis points as a percentage of net sales.
Tools
Net sales for the three months ended March 31, 2015 were $180.4 million, a decrease of $7.4 million, or 3.9%, from $187.8 million for the three months ended March 31, 2014. Core sales increased 3.2% due to innovation, distribution gains and pricing. The core sales growth includes continued growth on Irwin® offerings in Latin America and growth from the Lenox® industrial tools business in North America and EMEA. Core sales declined in Asia Pacific as a result of slowing industrial output in China and Japan. Foreign currency had an unfavorable impact of 7.1% on net sales for the Tools segment.
Operating income for the three months ended March 31, 2015 was $22.2 million, or 12.3% of net sales, an increase of $0.8 million, or 3.7%, from $21.4 million, or 11.4% of net sales, for the three months ended March 31, 2014. The 90 basis point increase in operating margin is attributable to pricing and overhead cost management, partially offset by increased advertising and promotion and the impact of negative foreign currency. SG&A decreased 190 basis points as a percentage of net sales.
Commercial Products
Net sales for the three months ended March 31, 2015 were $185.2 million, an increase of $2.6 million, or 1.4%, from $182.6 million for the three months ended March 31, 2014. Core sales, which exclude the Rubbermaid medical cart business due to the planned divestiture of that business, increased 9.0% driven by innovation, marketing support and pricing in the North America and Asia Pacific regions. The Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 4.6%. Foreign currency had an unfavorable impact of 3.0% on net sales for the Commercial Products segment.
Operating income for the three months ended March 31, 2015 was $17.0 million, or 9.2% of net sales, an increase of $3.2 million, or 23.2%, from $13.8 million, or 7.6% of net sales, for the three months ended March 31, 2014. The 160 basis point increase in operating margin reflects improved gross margin attributable to pricing, productivity and input cost deflation on resin, partially offset by increased advertising and promotion and the impact of negative foreign currency. Improved operating leverage was more than offset by increased advertising and promotion, which contributed to SG&A increasing 90 basis points as a percentage of sales.
Baby & Parenting
Net sales for the three months ended March 31, 2015 were $192.1 million, an increase of $12.8 million, or 7.1%, from $179.3 million for the three months ended March 31, 2014. Core sales increased 0.8%, as growth in North America due to innovation and the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall were partially offset by declines in Europe, driven largely by softness across Europe and economic challenges in Russia. Foreign currency had an unfavorable impact of 3.9% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact of 10.2% on net sales for the Baby & Parenting segment.
Operating income for the three months ended March 31, 2015 was $0.5 million, or 0.3% of net sales, a decrease of $4.9 million, or 90.7%, from $5.4 million, or 3.0% of net sales, for the three months ended March 31, 2014. The 270 basis point decrease in operating margin was largely driven by increased advertising and promotion in support of innovation and the negative impact of foreign currency. The operating income for the three months ended March 31, 2015 and 2014 include $10.2 million and $11.0 million, respectively, of costs associated with the Graco harness buckle recall. The increased advertising and promotion and the increased SG&A costs associated with the Graco hardness buckle recall contributed to SG&A increasing 490 basis points as a percentage of net sales.

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
The Company’s management believes that core sales is useful because it demonstrates the effect of foreign currency, acquisitions and planned divestitures on reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and sales associated with planned divestitures), with the difference equal to changes in core sales, and the difference between the changes in reported sales (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and changes in sales associated with planned divestitures) and the changes in core sales being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended March 31, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	5.0%	(5.2)%	25.5%	(0.4)%	3.9%	4.7%
Acquisitions	7.7	—	—	—	—	5.5
Planned divestitures	(0.9)	—	—	—	—	(0.6)
Foreign currency	(0.6)	(16.9)	(28.3)	(8.5)	(17.4)	(5.5)
Total change in net sales	11.2%	(22.1)%	(2.8)%	(8.9)%	(13.5)%	4.1%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the three months ended March 31, (in millions):

	2015	2014
Cash used in operating activities	$(154.3)	$(92.1)
Cash used in investing activities	(49.1)	(32.2)
Cash provided by financing activities	218.2	73.9
Currency effect on cash and cash equivalents	1.2	(39.1)
Increase (decrease) in cash and cash equivalents	$16.0	$(89.5)
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
During the three months ended March 31, 2015, the Company received net proceeds of $343.4 million from short-term borrowing arrangements, which include commercial paper and the receivables facility, compared to net proceeds of $144.9 million received during the three months ended March 31, 2014.

Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Cash used in operating activities for the three months ended March 31, 2015 and 2014 was $154.3 million and $92.1 million, respectively. The year-over-year increase in cash used in operating activities was largely attributable to a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during the first three months of 2015, which is included in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows. The Company generally uses cash for operations in its first quarter to fund increases in inventory in anticipation of seasonally stronger sales during the remainder of the year and to fund annual customer program and annual performance-based compensation payments.
Capital expenditures were $50.9 million and $31.9 million for the three months ended March 31, 2015 and 2014, respectively. The increase in capital expenditures in the first quarter of 2015 was largely attributable to purchases of equipment at manufacturing facilities in the U.S. as a result of the consolidation of plants and product lines in the Commercial Products segment, as well as investments in assets to improve the quality and efficiency of the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments.
Aggregate dividends paid were $53.2 million and $42.9 million for the three months ended March 31, 2015 and 2014, respectively, and the increase is attributable to an increase in the dividends paid per share.
As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its outstanding shares pursuant to its ongoing share repurchase program through the end of December 2017 (the “SRP”). During the three months ended March 31, 2015, the Company repurchased and retired 1.9 million shares pursuant to the SRP for $73.6 million, compared to 1.5 million shares repurchased and retired for $44.4 million during the three months ended March 31, 2014.
Cash paid for restructuring activities was $14.7 million and $30.8 million for the three months ended March 31, 2015 and 2014, respectively, and is included in the net cash used in operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	March 31, 2015	December 31, 2014	March 31, 2014
Accounts receivable	75	74	72
Inventory	100	67	96
Accounts payable	(72)	(64)	(65)
Cash conversion cycle	103	77	103
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The increase in accounts receivable and accounts payable days from March 31, 2014 to March 31, 2015 is attributable to the timing of sales and purchases, respectively, in the first quarter of 2015 compared to the first quarter of 2014.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at March 31, 2015 were $215.4 million, and the Company had $422.9 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and the $350.0 million receivables facility.

•
Working capital at March 31, 2015 was $378.8 million compared to $535.9 million at December 31, 2014, and the current ratio at March 31, 2015 was 1.19:1 compared to 1.28:1 at December 31, 2014. The decline in working capital and the current ratio is attributable to increased short-term borrowings in the first quarter of 2015 to finance the $70.0 million voluntary U.S. pension contribution, repurchase the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization increased to 0.61:1 at March 31, 2015 from 0.55:1 at December 31, 2014, as the Company increased its short-term borrowings and realized a loss of $105.5 million associated with foreign currency translation during the three months ended March 31, 2015.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at March 31, 2015 includes $52.9 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of March 31, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $477.1 million, resulting in $322.9 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables facility provides for available borrowings of up to $350.0 million and expires in September 2015. As of March 31, 2015, the Company had $250.0 million of outstanding borrowings under the receivables facility at a weighted average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the three months ended March 31, (in millions):

	2015		2014
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$497.6	$266.3	$152.7	$82.7
Receivables facility	350.0	306.7	175.0	103.9
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of March 31, 2015, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and receivables facility, and utilize the $422.9 million to fund operating activities, working capital requirements, capital expenditures and/or acquisitions without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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
Total debt was $2.8 billion as of March 31, 2015 and $2.5 billion as of December 31, 2014, an increase of $352.6 million due to increased borrowings under the Company’s short-term borrowing arrangements, including commercial paper, to finance the $70.0 million voluntary U.S. pension contribution, repurchase the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.
As of March 31, 2015, the current portion of long-term debt and short-term debt totaled $740.4 million, including $477.1 million of commercial paper obligations and $250.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014
Average outstanding debt	$2,664.2	$1,862.6
Average interest rate (1)	3.0%	3.2%

(1)	The average interest rate includes the impacts of outstanding and previously settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to outstanding fixed-for-floating interest rate swaps, was 46.9% and 39.3% of total debt as of March 31, 2015 and December 31, 2014, respectively. The increase in floating-rate debt is primarily due to a net increase of $343.2 million in short-term, floating-rate debt at March 31, 2015 compared to December 31, 2014. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. As a result, future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates, the actual return on plan assets and various estimates regarding the timing and amount of future benefit payments.
The Company made a voluntary cash contribution of $70.0 million to its primary U.S. defined pension plan in January 2015 to improve the overall funded status of the plan and offset the impacts of the adoption of new mortality tables to measure U.S. plan liabilities at December 31, 2014. The Company does not expect the impact of the contribution to be material to the Company’s pretax income for the year ending December 31, 2015, considering the expected return on plan assets of 7.25% and the Company’s estimated average borrowing rate of 3.0%.
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
Dividends
In February 2015, the Company’s Board of Directors approved a 12% increase in the quarterly dividend from $0.17 per share to $0.19 per share, effective with the quarterly dividend paid in March 2015. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives, acquisitions and restructuring activities. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.

Share Repurchase Program
In August 2011, the Company announced the SRP. Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the three months ended March 31, 2015, the Company repurchased 1.9 million shares pursuant to the SRP for $73.6 million, and such shares were immediately retired. Since the inception of the SRP through March 31, 2015, the Company has repurchased and retired a total of 26.3 million shares for $693.9 million, and the Company had $362.8 million of authorized repurchases remaining under the SRP as of March 31, 2015. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Positive
Fitch Ratings	BBB+	F-2	Stable
Outlook

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $733.9 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables facility.

Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and financial results from recently completed acquisitions and planned divestitures and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s retail customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; product liability, product recalls or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to complete planned acquisitions and divestitures; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2014 Form 10-K with respect to foreign currency exchange rates and commodity prices.
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 60.7% and 53.1% of the Company’s total debt as of December 31, 2014 and March 31, 2015, respectively.
Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest rates. The following table sets forth the one-day value-at-risk as of December 31, 2014 and March 31, 2015 (in millions, except percentages):

	December 31, 2014	March 31, 2015	Confidence Level
Interest Rate Risk	$2.5	$7.4	95%
The increase in value at risk associated with interest rates is primarily due to increased volatility in interest rates. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

Item 4. Controls and Procedures
As of March 31, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The information presented below supplements the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the 2014 Form 10-K. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Part I, “Item 1A. Risk Factors,” of the 2014 Form 10-K.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats, which was later expanded to include harness buckles used on certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced that it opened an investigation into the timeliness of the recall, and in March 2015 the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA in the second quarter of 2015. The Company’s results for the quarter ended March 31, 2015 included $10.0 million of charges reflecting the resolution of the NHTSA investigation. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention and may exceed the amount of insurance coverage, while certain costs, such as recall expenses and government fines, are outside the scope of the Company’s insurance coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2015:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	911,838	(2)	$37.72	859,446	$403,987,084
February	1,227,366	(2)	38.02	594,900	381,134,435
March	474,591	(2)	39.02	470,200	362,771,212
Total	2,613,795		$38.09	1,924,546
 __________________

(1)
Under the Company’s share repurchase program (the “SRP”), the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its outstanding shares through the end of 2017. The average per share price of shares purchased in January, February and March 2015 relating to the SRP was $37.71, $38.41 and $39.05, respectively.

(2)
All shares purchased by the Company during the quarter ended March 31, 2015 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In January, February and March 2015, the Company purchased 52,392 shares (average price: $37.86), 632,466 shares (average price: $37.65) and 4,391 shares (average price: $35.84), respectively, in connection with the vesting of employees’ stock-based awards.

Item 6. Exhibits

3.2	By-Laws of Newell Rubbermaid Inc., as amended March 2, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 2, 2015).
10.1
Amendment No. 1 dated March 27, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association as the Administrative Agent.

10.2	Employment Security Agreement with John K. Stipancich dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 10, 2015).
10.3
Long Term Incentive Performance Pay Terms and Conditions under the Company’s 2013 Incentive Plan as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 10, 2015).

10.4
Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Employees as updated February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 10, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	May 11, 2015	/s/ John K. Stipancich
John K. Stipancich
Executive Vice President, Chief Financial Officer

Date:	May 11, 2015	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller, Development Finance and
Chief Accounting Officer