Form 10-Q
period 2015-06-30
NEWELL RUBBERMAID INC
filed 2015-08-07
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2015: 267.8 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,560.9	$1,502.2	$2,824.9	$2,716.5
Cost of products sold	939.9	906.6	1,716.4	1,663.9
GROSS MARGIN	621.0	595.6	1,108.5	1,052.6
Selling, general and administrative expenses	393.0	370.8	755.0	711.1
Restructuring costs	13.3	11.5	40.6	23.5
OPERATING INCOME	214.7	213.3	312.9	318.0
Nonoperating expenses:
Interest expense, net	18.1	15.0	37.3	29.4
Other expense (income), net	5.0	(2.6)	5.1	37.4
Net nonoperating expenses	23.1	12.4	42.4	66.8
INCOME BEFORE INCOME TAXES	191.6	200.9	270.5	251.2
Income tax expense	43.5	51.9	65.5	50.4
INCOME FROM CONTINUING OPERATIONS	148.1	149.0	205.0	200.8
Income (loss) from discontinued operations, net of tax	0.4	1.6	(2.4)	2.7
NET INCOME	$148.5	$150.6	$202.6	$203.5
Weighted average shares outstanding:
Basic	269.7	277.4	270.1	279.1
Diluted	271.7	279.7	272.2	281.7
Earnings per share:
Basic:
Income from continuing operations	$0.55	$0.54	$0.76	$0.72
Income (loss) from discontinued operations	$—	$0.01	$(0.01)	$0.01
Net income	$0.55	$0.54	$0.75	$0.73
Diluted:
Income from continuing operations	$0.55	$0.53	$0.75	$0.71
Income (loss) from discontinued operations	$—	$0.01	$(0.01)	$0.01
Net income	$0.55	$0.54	$0.74	$0.72
Dividends per share	$0.19	$0.17	$0.38	$0.32
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET INCOME	$148.5	$150.6	$202.6	$203.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	37.2	18.3	(68.3)	24.2
Change in unrecognized pension and other postretirement costs	(3.4)	0.8	7.8	3.6
Derivative hedging loss	(6.4)	(4.1)	(5.3)	(3.3)
Total other comprehensive income (loss), net of tax	27.4	15.0	(65.8)	24.5

COMPREHENSIVE INCOME (1)	$175.9	$165.6	$136.8	$228.0

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238.7	$199.4
Accounts receivable, net	1,304.4	1,248.2
Inventories, net	935.6	708.5
Deferred income taxes	129.4	134.4
Prepaid expenses and other	144.9	136.1
TOTAL CURRENT ASSETS	2,753.0	2,426.6
PROPERTY, PLANT AND EQUIPMENT, NET	572.0	559.1
GOODWILL	2,491.9	2,546.0
OTHER INTANGIBLE ASSETS, NET	870.6	887.2
OTHER ASSETS	271.3	262.2
TOTAL ASSETS	$6,958.8	$6,681.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$756.7	$674.1
Accrued compensation	132.3	159.9
Other accrued liabilities	634.9	659.3
Short-term debt	776.6	390.7
Current portion of long-term debt	6.0	6.7
TOTAL CURRENT LIABILITIES	2,306.5	1,890.7
LONG-TERM DEBT	2,080.9	2,084.5
DEFERRED INCOME TAXES	235.3	220.4
OTHER NONCURRENT LIABILITIES	553.0	630.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	288.0	288.7
Outstanding shares, before treasury:
2015 – 288.0
2014 – 288.7
Treasury stock, at cost:	(520.8)	(493.1)
Shares held:
2015 – 20.2
2014 – 19.5
Additional paid-in capital	774.9	739.0
Retained earnings	2,097.7	2,111.2
Accumulated other comprehensive loss	(860.2)	(794.4)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,779.6	1,851.4
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,783.1	1,854.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,958.8	$6,681.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$202.6	$203.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	85.5	75.7
Net gain from sale of discontinued operations	—	(4.8)
Non-cash restructuring costs	(0.5)	3.7
Deferred income taxes	11.5	6.0
Stock-based compensation expense	14.1	14.5
Other, net	15.4	50.8
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(77.4)	(122.4)
Inventories	(245.9)	(123.2)
Accounts payable	91.6	33.2
Accrued liabilities and other	(148.7)	(132.9)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(51.8)	4.1
INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations and noncurrent assets	5.1	3.4
Capital expenditures	(85.8)	(67.0)
Acquisitions and acquisition-related activity	(2.0)	—
Other	5.7	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(77.0)	(63.9)
FINANCING ACTIVITIES:
Short-term borrowings, net	386.0	215.4
Repurchase and retirement of shares of common stock	(124.0)	(158.7)
Cash dividends	(104.4)	(89.8)
Excess tax benefits related to stock-based compensation	17.5	6.8
Other stock-based compensation activity, net	(12.5)	29.6
NET CASH PROVIDED BY FINANCING ACTIVITIES	162.6	3.3
Currency rate effect on cash and cash equivalents	5.5	(27.1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39.3	(83.6)
Cash and cash equivalents at beginning of period	199.4	226.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$238.7	$142.7
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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 90% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results for the six months ended June 30, 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers. Accounting Standard Codification 605 — Revenue Recognition.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 — Revenue Recognition” and most industry-specific guidance. ASU 2014-09 requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-03, but the adoption of ASU 2015-03 is expected to reduce the Company’s long-term assets and long-term debt by approximately $17.0 million upon adoption.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact ASU 2015-11 will have on its financial position and results of operations.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate was intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. The SICAD I and SICAD II rates were in addition to the official rate of 6.3 Bolivars to U.S. Dollar used to settle certain transactions, including the import of essential goods, through the National Center of Foreign Trade (“CENCOEX”). As a result of these changes, an entity could have converted Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of March 31, 2014, were 6.3 (official rate), 10.7 (SICAD I) and 49.8 (SICAD II). The Company analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, as of March 31, 2014, the Company determined that the SICAD I rate was the most appropriate rate to use for remeasurement. Therefore, as of March 31, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 10.7 Bolivars per U.S. Dollar and recorded a foreign exchange loss of $38.7 million during the six months ended June 30, 2014 associated with remeasuring the Venezuelan operation’s net monetary assets denominated in Bolivars.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar is expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There was a SICAD auction conducted during the six months ended June 30 2015, and the exchange rate in that SICAD auction was 12.8 Bolivars per U.S. Dollar.  The Company last participated in a SICAD auction in the fourth quarter of 2014. The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants, and as of June 30, 2015, the SIMADI exchange rate was 197.3 Bolivars per U.S. Dollar. The Company remeasures its Venezuelan operation’s financial results at the rate at which it expects to settle future transactions and remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. As a result, the Company used the exchange rate applicable in the last SICAD auction of 12.8 Bolivars per U.S. Dollar to remeasure the balance sheet of its Venezuelan operations as of June 30, 2015. As a result, the Company recorded a foreign exchange loss of $4.7 million during the three months ended June 30, 2015 based on the change in the applicable exchange rate for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars.

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

As of June 30, 2015, the Company’s Venezuelan operations had approximately $72.5 million in Bolivar-denominated net monetary assets, including $61.9 million of cash and cash equivalents. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the six months ended June 30, 2015 and 2014, the Company’s Venezuelan operations generated 2.4% or less of consolidated net sales using the applicable exchange rate for each period (CENCOEX for the three months ended March 31, 2014 and SICAD for the three months ended June 30, 2014 and six months ended June 30, 2015).
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

Footnote 2 — Acquisitions
Ignite
On September 4, 2014, the Company acquired 100% of Ignite Holdings, LLC (“Ignite”) for $313.1 million, which is net of $7.2 million of cash acquired. The Ignite acquisition was accounted for using the purchase method of accounting. The Company has allocated $18.1 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $143.4 million as goodwill. Approximately $105.5 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. Ignite’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $46.5 million and $79.5 million for the three and six months ended June 30, 2015, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
bubba
On October 22, 2014, the Company acquired substantially all of the assets of bubba brands, inc. (“bubba”) for $82.4 million. The bubba acquisition was accounted for using the purchase method of accounting. The Company has allocated $10.1 million of the purchase price to identified tangible and monetary net assets and $41.0 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $31.3 million as goodwill. All of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. bubba’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $8.7 million and $24.1 million for the three and six months ended June 30, 2015, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.

Baby Jogger
On December 15, 2014, the Company acquired 100% of Baby Jogger Holdings, Inc. (“Baby Jogger”) for net cash consideration of $208.5 million. The Baby Jogger acquisition was accounted for using the purchase method of accounting. Based on the preliminary purchase price allocation, which is subject to change while the Company finalizes a final third-party valuation, the Company allocated $13.0 million of the purchase price to identified tangible and monetary net assets, $25.8 million to deferred tax liabilities and $136.0 million to identified intangible assets. Approximately $112.0 million was allocated to an indefinite-lived intangible asset, and approximately $24.0 million was allocated to definite-lived intangible assets with a weighted-average life of 5 years. The indefinite-lived intangible asset represents the acquired Baby Jogger trade name and the acquired City Mini® and City Select® sub-brands. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $85.3 million as goodwill. Approximately $27.9 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. Baby Jogger’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $25.5 million and $43.7 million for the three and six months ended June 30, 2015, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The Company incurred $2.9 million and $4.6 million of acquisition and integration costs associated with the Ignite, bubba and Baby Jogger acquisitions during the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2015, $0.1 million of the acquisition and integration costs is included in cost of products sold, $1.0 million is included in selling, general and administrative expenses and $1.8 million is included in restructuring costs in the Company’s Condensed Consolidated Statement of Operations. For the six months ended June 30, 2015, $1.6 million of the acquisition and integration costs is included in cost of products sold, $1.2 million is included in selling, general and administrative expenses and $1.8 million is included in restructuring costs in the Company’s Condensed Consolidated Statement of Operations.
The pro forma net sales for the three and six months ended June 30, 2014 as if the Ignite, bubba and Baby Jogger acquisitions occurred on January 1, 2014 are $1.58 billion and $2.85 billion, respectively. The pro forma net income and earnings per share for the three and six months ended June 30, 2014 reflecting the inclusion of the acquisitions, individually and in the aggregate, as if such acquisitions occurred on January 1, 2014 would not be materially different than reported results for the three and six months ended June 30, 2014 and therefore are not presented.

Footnote 3 — Discontinued Operations and Divestitures
During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary electrics and retail businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company announced it entered into an agreement to sell Endicia for an estimated purchase price of $215.0 million, subject to customary working capital adjustments. The closing of the transaction is subject to customary conditions, including regulatory approvals. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses. The net assets of the Endicia business at June 30, 2015 were $44.9 million, primarily representing goodwill of Endicia.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$15.0	$20.8	$32.3	$40.8
Income (loss) from discontinued operations before income taxes	$0.5	$0.6	$(3.9)	$—
Income tax expense (benefit)	0.1	0.6	(1.5)	0.4
Income (loss) from discontinued operations	0.4	—	(2.4)	(0.4)
Net gain from sale of discontinued operations, net of tax (1)	—	1.6	—	3.1
Income (loss) from discontinued operations, net of tax	$0.4	$1.6	$(2.4)	$2.7
(1) Includes a pretax gain of $2.6 million (related tax expense of $1.0 million) and $4.8 million (related tax expense of $1.7 million) for the three and six months ended June 30, 2014, respectively, related to the transfer of the international operations of the Hardware business.
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which is focused on optimizing nurse work flow and medical records processing in hospitals. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The Rubbermaid medical cart business does not qualify as discontinued operations pursuant to the guidance in ASU 2014-08, so the Company has continued to include the Rubbermaid medical cart business in continuing operations until the business is sold. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014, and the Rubbermaid medical cart business generated net sales of $12.8 million and $22.6 million for the three and six months ended June 30, 2015, respectively.

Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the six months ended June 30, 2015, the Company repurchased 3.2 million shares pursuant to the SRP for $124.0 million, and such shares were immediately retired. Since the commencement of the SRP through June 30, 2015, the Company has repurchased and retired 27.5 million shares at an aggregate cost of $744.3 million. As of June 30, 2015, the Company had $312.3 million available under the SRP for future repurchases.

The following table displays the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 and 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
Other comprehensive (loss) income before reclassifications	(68.3)	(0.1)	0.5	(67.9)
Amounts reclassified to earnings	—	7.9	(5.8)	2.1
Net current period other comprehensive (loss) income	(68.3)	7.8	(5.3)	(65.8)
Balance at June 30, 2015	$(356.1)	$(503.9)	$(0.2)	$(860.2)

(1)	Includes foreign exchange losses of $15.2 million arising during the six months ended June 30, 2015 associated with intercompany loans designated as long-term.

	Foreign Currency Translation Loss (2)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive income (loss) before reclassifications	24.2	(3.9)	(2.4)	17.9
Amounts reclassified to earnings	—	7.5	(0.9)	6.6
Net current period other comprehensive income	24.2	3.6	(3.3)	24.5
Balance at June 30, 2014	$(137.3)	$(479.7)	$(3.7)	$(620.7)

(2)	Includes foreign exchange gains of $1.2 million arising during the six months ended June 30, 2014 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and six months ended June 30, 2015 and 2014 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.7)	$(1.6)	$(3.4)	$(3.2)	(1)
Actuarial loss	7.4	6.9	14.8	13.9	(1)
Total before tax	5.7	5.3	11.4	10.7
Tax effect	(1.8)	(1.6)	(3.5)	(3.2)
Net of tax	$3.9	$3.7	$7.9	$7.5
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(4.0)	$(0.5)	$(8.3)	$(2.4)	Cost of products sold
Forward interest rate swaps	0.2	0.2	0.4	0.4	Interest expense, net
Total before tax	(3.8)	(0.3)	(7.9)	(2.0)
Tax effect	1.1	0.4	2.1	1.1
Net of tax	$(2.7)	$0.1	$(5.8)	$(0.9)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014. See Footnote 9 for further details.

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
In connection with the April 2015 Expansion, the Company expects to incur $150.0 million of additional costs, including cash costs of $135.0 million. The additional costs include pretax restructuring charges in the range of $125.0 million to $135.0 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits, including costs associated with relocating the Company’s headquarters within Atlanta, Georgia.

Cumulative costs of the expanded Project Renewal are now expected to be $690.0 million to $725.0 million pretax, with cash costs of $645.0 million to $675.0 million. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception Through
	2015	2014	2015	2014	June 30, 2015
Facility and other exit costs, including impairments	$(0.6)	$1.6	$(0.3)	$2.8	$20.6
Employee severance, termination benefits and relocation costs	9.3	6.2	28.2	17.1	194.3
Exited contractual commitments and other	2.8	3.5	10.9	4.9	59.9
	$11.5	$11.3	$38.8	$24.8	$274.8
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2015 (in millions):

	December 31, 2014			June 30, 2015
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$(0.3)	$0.3	$—
Employee severance, termination benefits and relocation costs	22.8	28.2	(12.1)	38.9
Exited contractual commitments and other	17.5	10.9	(13.7)	14.7
	$40.3	$38.8	$(25.5)	$53.6

The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2015 aggregated by reportable business segment (in millions):

	December 31, 2014			June 30, 2015
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$9.7	$3.6	$(3.3)	$10.0
Home Solutions	1.0	4.9	(1.0)	4.9
Tools	0.5	0.8	0.5	1.8
Commercial Products	5.1	1.1	(1.4)	4.8
Baby & Parenting	2.2	0.5	(0.9)	1.8
Corporate	21.8	27.9	(19.4)	30.3
	$40.3	$38.8	$(25.5)	$53.6
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2015	2014	2015	2014
Writing	$0.8	$0.9	$3.6	$1.8
Home Solutions(1)	0.3	0.6	5.1	1.0
Tools	0.8	0.7	0.8	1.6
Commercial Products	0.6	(0.4)	1.1	2.7
Baby & Parenting (1)	2.1	(0.1)	2.1	0.2
Corporate(2)	8.7	9.8	27.9	16.2
	$13.3	$11.5	$40.6	$23.5

(1)
Includes $0.2 million of restructuring costs in the Home Solutions segment associated with the integration of Ignite and bubba and $1.6 million of restructuring costs in the Baby & Parenting segment associated with the integration of Baby Jogger for the three and six months ended June 30, 2015.

(2)
Includes adjustments of $0.2 million and $(1.3) million in Corporate for the three and six months ended June 30, 2014, respectively, relating to previous restructuring projects that had the impact of increasing (decreasing) restructuring costs.

Cash paid for all restructuring activities was $15.5 million and $30.2 million for the three and six months ended June 30, 2015, respectively, and $18.7 million and $49.5 million for the three and six months ended June 30, 2014, respectively.

Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2015	December 31, 2014
Materials and supplies	$141.4	$117.9
Work in process	132.5	104.5
Finished products	661.7	486.1
	$935.6	$708.5

Footnote 7 — Debt
The following is a summary of outstanding debt (in millions):

	June 30, 2015	December 31, 2014
Medium-term notes	$2,085.8	$2,089.5
Commercial paper	419.8	28.0
Receivables facility	350.0	350.0
Other debt	7.9	14.4
Total debt	2,863.5	2,481.9
Short-term debt	(776.6)	(390.7)
Current portion of long-term debt	(6.0)	(6.7)
Long-term debt	$2,080.9	$2,084.5
Interest Rate Swaps
As of June 30, 2015, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at June 30, 2015 and December 31, 2014 include mark-to-market adjustments of $12.7 million and $11.8 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported values of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.3 million and $3.5 million during the three months ended June 30, 2015 and 2014, respectively, and by $6.7 million and $7.1 million for the six months ended June 30, 2015 and 2014, respectively.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). In August 2015, the Company extended the expiration date of the Receivables Facility to September 2016 and expanded the available borrowings to up to $400.0 million. Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its Condensed Consolidated Financial Statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of June 30, 2015. The financing subsidiary owned $841.8 million of outstanding accounts receivable as of June 30, 2015, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015. The Company had $350.0 million of outstanding borrowings under the Receivables Facility as of June 30, 2015.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of June 30, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company was in compliance with the covenants under the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of June 30, 2015 and December 31, 2014, the Company had outstanding commercial paper obligations of $419.8 million and $28.0 million, respectively.
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
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the six months ended June 30, 2015 and 2014.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Other assets	$—	$—	Other noncurrent liabilities	$12.7	$11.8
Cross currency interest rate swaps	Other assets	7.8	—	Other noncurrent liabilities	4.7	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	5.7	7.7	Other accrued liabilities	2.8	0.4
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.1	—	Other accrued liabilities	0.4	—
Total assets		$13.6	$7.7	Total liabilities	$20.6	$12.2
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2015 and December 31, 2014.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$(12.1)	$8.2	$(0.9)	$13.5
Fixed-rate debt	Interest expense, net	$12.1	$(8.2)	$0.9	$(13.5)
The Company did not realize any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2015 and 2014.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$4.0	$0.5	$8.3	$2.4
Forward interest rate swaps	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
		$3.8	$0.3	$7.9	$2.0

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cross currency interest rate swaps on intercompany borrowings	$3.1	$—	$3.1	$—
Foreign exchange contracts on inventory-related purchases	(1.9)	(5.1)	3.9	(2.4)
Foreign exchange contracts on intercompany borrowings	(0.7)	0.1	1.9	0.1
	$0.5	$(5.0)	$8.9	$(2.3)

During April 2015, the Company entered into two 3-year cross currency interest rate swaps designated as cash flow hedges of intercompany financing arrangements of approximately $193 million. The swaps mature in April 2018, and the Company expects the cash flow hedges to be highly effective such that changes in fair value of the cash flow hedges will be recognized in AOCI during the term of the cross currency interest rate swaps.

The Company did not realize any ineffectiveness related to cash flow hedges during the six months ended June 30, 2015 and 2014. As of June 30, 2015, the Company expects to reclassify net pretax gains of $2.2 million from AOCI into earnings during the next 12 months.

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

The following table presents the components of the Company’s pension cost including supplemental retirement plans, for the six months end June 30, (in millions):

	U.S.		International
	2015	2014	2015	2014
Service cost-benefits earned during the period	$1.6	$2.0	$3.0	$3.0
Interest cost on projected benefit obligation	20.6	22.6	10.0	12.8
Expected return on plan assets	(28.8)	(28.8)	(11.4)	(13.4)
Amortization of prior service cost, actuarial loss and other	13.6	12.2	1.8	1.6
Net periodic pension cost	$7.0	$8.0	$3.4	$4.0

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost-benefits earned during the period	$0.1	$0.3	$0.2	$0.6
Interest cost on projected benefit obligation	0.8	1.2	1.6	2.4
Amortization of prior service benefit and actuarial gains	(1.9)	(1.6)	(3.8)	(3.2)
Net other postretirement benefit cost (benefit)	$(1.0)	$(0.1)	$(2.0)	$(0.2)
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.4 million and $16.1 million during the six months ended June 30, 2015 and 2014, respectively. The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015.

Footnote 10 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.
The Company’s effective tax rate for the six months ended June 30, 2015 is impacted by the geographical mix of earnings and the strengthening of the U.S. Dollar against foreign currencies offset by increased tax benefit from the impact of foreign tax credits. The Company’s effective tax rate for the six months ended June 30, 2014 included tax benefits related to the resolution of certain tax contingencies of $11.3 million and tax benefits of $15.1 million related to the $42.3 million pretax charge associated with the change in exchange rates used to remeasure the Company’s Venezuelan net monetary assets, which includes a $38.7 million charge upon adoption of the SICAD rate and $4.0 million charge associated with the first turn of Venezuelan inventory after the devaluation.

Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$148.1	$149.0	$205.0	$200.8
Income (loss) from discontinued operations	0.4	1.6	(2.4)	2.7
Net income	$148.5	$150.6	$202.6	$203.5
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	—
Net income for basic and diluted earnings per share	$148.5	$150.6	$202.6	$203.5
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	268.3	275.4	268.6	277.1
Share-based payment awards classified as participating securities	1.4	2.0	1.5	2.0
Denominator for basic earnings per share	269.7	277.4	270.1	279.1
Dilutive securities (1)	2.0	2.3	2.1	2.6
Denominator for diluted earnings per share	271.7	279.7	272.2	281.7
Basic earnings per share:
Income from continuing operations	$0.55	$0.54	$0.76	$0.72
Income (loss) from discontinued operations	$—	$0.01	$(0.01)	$0.01
Net income	$0.55	$0.54	$0.75	$0.73
Diluted earnings per share:
Income from continuing operations	$0.55	$0.53	$0.75	$0.71
Income (loss) from discontinued operations	$—	$0.01	$(0.01)	$0.01
Net income	$0.55	$0.54	$0.74	$0.72

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 0.8 million and 0.5 million stock options for the three and six months ended June 30, 2014, respectively, because such options were anti-dilutive. The weighted-average shares outstanding for the six months ended June 30, 2015 exclude the weighted average effect of 0.3 million performance stock units outstanding because the securities were anti-dilutive. The weighted-average shares outstanding for the three and six months ended June 30, 2014 exclude the weighted average effect of 0.6 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 12 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $7.3 million and $7.5 million of pretax stock-based compensation expense during the three months ended June 30, 2015 and 2014, respectively, and $14.1 million and $14.5 million during the six months ended June 30, 2015 and 2014, respectively.
The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the six months ended June 30, 2015 (in millions, except weighted-average exercise prices):

	Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2014	2.6	$19	$49.1
Exercised	(0.7)	22
Outstanding at June 30, 2015	1.9	$18	$43.4
The following table summarizes the changes in the number of outstanding restricted stock units for the six months ended June 30, 2015 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	3.7	$26
Granted	1.0	40
Vested	(1.3)	20
Forfeited	(0.3)	30
Outstanding at June 30, 2015	3.1	$32

During the six months ended June 30, 2015, the Company awarded 0.6 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified performance or market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified performance, market and service conditions. As of June 30, 2015, 1.7 million PSUs were outstanding, and based on performance through June 30, 2015, recipients of PSUs would be entitled to approximately 2.5 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$26.7	$4.6	$22.1	$—
Cross currency interest rate swaps	7.8	—	7.8	—
Foreign currency derivatives	5.8	—	5.8	—
Total	$40.3	$4.6	$35.7	$—
Liabilities
Interest rate swaps	$12.7	$—	$12.7	$—
Cross currency interest rate swaps	4.7	—	4.7	—
Foreign currency derivatives	3.2	—	3.2	—
Total	$20.6	$—	$20.6	$—

Fair Value as of December 31, 2014
Assets
Investment securities, including mutual funds (1)	$21.5	$4.6	$16.9	$—
Foreign currency derivatives	7.7	—	7.7	—
Total	$29.2	$4.6	$24.6	$—
Liabilities
Interest rate swaps	$11.8	$—	$11.8	$—
Foreign currency derivatives	0.4	—	0.4	—
Total	$12.2	$—	$12.2	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($15.5 million and $8.4 million as of June 30, 2015 and December 31, 2014, respectively) and other assets ($11.2 million and $13.1 million as of June 30, 2015 and December 31, 2014, respectively).

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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2015, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the six months ended June 30, 2015, no material nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	June 30, 2015		December 31, 2014
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$2,169.7	$2,085.8	$2,154.4	$2,089.5

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

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

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Sales (1)
Writing	$495.9	$489.3	$837.7	$837.5
Home Solutions	438.5	383.4	803.0	699.8
Tools	205.2	222.3	385.6	410.1
Commercial Products	210.6	223.5	395.8	406.1
Baby & Parenting	210.7	183.7	402.8	363.0
	$1,560.9	$1,502.2	$2,824.9	$2,716.5
Operating Income (Loss) (2)
Writing	$132.5	$129.1	$214.9	$205.2
Home Solutions	68.7	48.7	107.2	75.5
Tools	23.4	29.9	45.6	51.3
Commercial Products	28.9	36.2	45.9	50.0
Baby & Parenting	16.7	12.2	17.2	17.6
Restructuring costs	(13.3)	(11.5)	(40.6)	(23.5)
Corporate	(42.2)	(31.3)	(77.3)	(58.1)
	$214.7	$213.3	$312.9	$318.0

	June 30, 2015	December 31, 2014
Identifiable Assets
Writing	$1,181.5	$981.9
Home Solutions	862.0	806.4
Tools	622.9	605.0
Commercial Products	369.2	375.1
Baby & Parenting	511.8	481.0
Corporate (3)	3,411.4	3,431.7
	$6,958.8	$6,681.1

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net Sales (1), (4)
United States	$1,117.5	$1,036.1	$2,034.7	$1,849.8
Canada	68.4	76.9	114.6	129.9
Total North America	1,185.9	1,113.0	2,149.3	1,979.7
Europe, Middle East and Africa	167.0	188.4	294.6	352.2
Latin America	114.6	102.8	204.0	194.8
Asia Pacific	93.4	98.0	177.0	189.8
Total International	375.0	389.2	675.6	736.8
	$1,560.9	$1,502.2	$2,824.9	$2,716.5
Operating Income (Loss) (2), (5)
United States	$153.5	$157.8	$230.0	$223.5
Canada	15.2	18.9	20.5	29.3
Total North America	168.7	176.7	250.5	252.8
Europe, Middle East and Africa	26.3	22.5	34.9	37.3
Latin America	19.6	9.2	24.3	20.0
Asia Pacific	0.1	4.9	3.2	7.9
Total International	46.0	36.6	62.4	65.2
	$214.7	$213.3	$312.9	$318.0

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.3% and 10.1% of consolidated net sales in the three months ended June 30, 2015 and 2014, respectively, and approximately 10.0% and 10.1% of consolidated net sales in the six months ended June 30, 2015 and 2014, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Restructuring Costs
United States	$7.3	$4.9	$17.7	$12.8
Canada	1.5	—	4.5	0.1
Total North America	8.8	4.9	22.2	12.9
Europe, Middle East and Africa	3.0	5.9	14.7	8.7
Latin America	—	0.2	0.6	0.3
Asia Pacific	1.5	0.5	3.1	1.6
Total International	4.5	6.6	18.4	10.6
	$13.3	$11.5	$40.6	$23.5

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	June 30, 2015	December 31, 2014
Customer accruals	$267.1	$316.0
Accruals for manufacturing, marketing and freight expenses	93.4	86.1
Accrued self-insurance liabilities	54.7	55.8
Accrued pension, defined contribution and other postretirement benefits	29.1	36.6
Accrued contingencies, primarily legal, environmental and warranty	28.7	27.8
Accrued restructuring (See Footnote 5)	59.4	46.1
Other	102.5	90.9
Other accrued liabilities	$634.9	$659.3
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $33.1 million and $33.6 million as of June 30, 2015 and December 31, 2014, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid in the three months ended June 30, 2015. The Company recorded the $10.0 million of costs associated with the consent order in the three months ended March 31, 2015.
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

The Company’s estimate of environmental response costs associated with these matters as of June 30, 2015 ranged between $22.0 million and $27.4 million. As of June 30, 2015, the Company had a reserve of $23.6 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $17.4 million by applying a 5% discount rate to undiscounted obligations of $24.4 million.
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
On April 29, 2015, the Company committed to a further expansion of Project Renewal. The expansion is expected to generate annualized incremental cost savings of approximately $150 million when fully implemented by the end of 2017. Under the expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. A large portion of the incremental savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the expansion, the Company expects to incur $150 million of additional costs. As a result, the cumulative costs of Project Renewal are expected to be $690 to $725 million, of which $645 to $675 million are expected to be cash costs. Project Renewal is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017.
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

During the three months ended September 30, 2014, the Company determined that its Endicia® and Culinary electrics and retail businesses did not align with the Company’s long-term growth plans and initiated plans to sell these businesses. Accordingly, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell these businesses, and the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company announced it entered into an agreement to sell Endicia for an estimated purchase price of $215.0 million, subject to customary working capital adjustments. The closing of the transaction is subject to customary conditions, including regulatory approvals. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses.
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The Company determined the Rubbermaid medical cart business did not qualify as discontinued operations pursuant to the criteria in Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” As a result, the Company has continued to include the Rubbermaid medical cart business in its consolidated results for continuing operations until the business is sold. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in driving the Growth Game Plan into action during the first six months of 2015:

•
Core sales, which excludes the impact of changes in foreign currency, acquisitions and the planned divestiture of the Rubbermaid medical cart business, increased 4.9%, excluding a 570 basis point adverse impact from foreign currency, a contribution of 560 basis points from acquisitions and an 80 basis point decline associated with the planned divestiture of the Rubbermaid medical cart business. Core sales grew across all regions, led by Latin America with strong core sales growth of 33.5%. North America, Asia Pacific and EMEA generated core sales growth of 3.0%, 2.8% and 1.1%, respectively.

Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2014, to the current and prior year local currency sales amounts, with the difference, after removing the impact of acquisitions and planned divestitures, equal to changes in core sales, and the difference between the change in reported sales, excluding the effects of acquisitions and planned divestitures, and the change in core sales being attributable to currency.

•
Core sales increased 6.9% in the Company’s Win Bigger businesses, which include the Writing, Tools and Commercial Products segments. The Home Solutions and Baby & Parenting segments generated core sales growth of 1.1% and 3.4%, respectively.

•
Gross margin was 39.2%, up 50 basis points compared to the prior year. The improvement was driven by productivity, lower input costs (including resin), pricing, the non-repeating adverse impact of the prior year Graco product recall on the prior year’s results and favorable segment mix, which more than offset unfavorable foreign currency and the negative mix impact from the gross margin structure of the recent acquisitions. Unfavorable foreign currency resulted in a 150 basis point decrease in gross margin, and the adverse impact of the cost of products sold associated with the Graco product recall in the prior year’s results contributed 40 basis points of improvement.

•
Selling, general and administrative expenses (“SG&A”) increased $43.9 million to $755.0 million, due primarily to increased advertising in support of the Company’s brands and innovation, costs associated with the Graco product recall, SG&A of acquired businesses (Ignite, bubba and Baby Jogger) and increased costs associated with Project Renewal transformation initiatives, partially offset by a reduction in overhead costs.

The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands, with a primary focus on advertising in North America and Latin America. During the first six months of 2015, the Company increased investments in advertising by $21.1 million, representing an incremental 70 basis points as a percentage of net sales. The Company’s investments in brand-building and consumer demand creation and commercialization activities during the first six months of 2015 included the following:

•	continued advertising campaigns supporting the new line of Sharpie highlighters called Sharpie Clear View, which have a unique, see-through tip for more precise highlighting;

•	continued investment in Ink Joy® advertising in the North America, Europe and Latin America markets;

•	advertising for Mr. Sketch® scented markers in the U.S. market;

•	advertising for Irwin’s® Vise-Grip® family of hand tools;

•	advertising in North America, China and Brazil for Brute®, Slim Jim Step-On, HYGENTM disposable microfiber, WaveBrakeTM mop buckets and Maximizer mops in the Commercial Products segment;

•	advertising for Graco® 4Ever All-in-One convertible car seat; and

•	advertising for the Graco NautilusTM Plus 3-in-1 car seat.
The Company plans to continue increasing advertising in support of its brands to drive growth.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $38.8 million of restructuring costs in the first six months of 2015.

•
Reported $65.5 million of income tax expense in 2015 compared to $50.4 million of income tax expense in 2014, primarily due to increased earnings, the geographical mix of earnings and the strengthening of the U.S. dollar against foreign currencies, partially offset by increased tax benefits in 2015 from the impact of foreign tax credits. During 2014, the Company recognized income tax benefits due to the tax rate applicable to the $38.7 million of foreign exchange loss associated with Venezuela being higher than the Company’s overall effective tax rate and $11.3 million of benefits related to the resolution of certain tax contingencies.

•	Repurchased 3.2 million shares of the Company’s common stock pursuant to its share repurchase plan (the “SRP”) for $124.0 million.

•
Initiated plans to sell the Rubbermaid medical cart business, and the Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The results of operations of the Rubbermaid medical cart business are included in continuing operations for all periods presented.

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
The April 2015 Expansion is expected to generate annualized incremental overhead cost savings of approximately $150 million when fully implemented by the end of 2017. A large portion of these savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the April 2015 Expansion, the Company expects to incur $150 million of additional costs, including cash costs of approximately $135 million. The additional costs include pretax restructuring charges in the range of $125 million to $135 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits.
Cumulative costs of the expanded Project Renewal are now expected to be $690 to $725 million pretax, with cash costs of $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017. The Company achieved its targeted savings of $270 to $325 million by the end of the first half of 2015, having realized annualized savings of approximately $311 million to date.
Through June 30, 2015, the Company incurred $274.8 million and $103.7 million of restructuring and other project-related costs, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal.

The following table summarizes the estimated total costs and annualized savings relating to Project Renewal, as well as the actual results through June 30, 2015 (amounts in millions):

	Total Project	Through June 30, 2015	Remaining through December 31, 2017
Cost	$690 - $725	$379	$311 - $346
Savings	$620 - $675	$311	$309 - $364

In the first six months of 2015, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Initiated plans to relocate the Company’s corporate headquarters from 3 Glenlake Parkway in Atlanta, Georgia, to 6655 Peachtree Dunwoody Road in Atlanta, Georgia in early 2016. The new space will reflect a brand-led, innovative company and will be purpose-fit for how employees work today and into the future.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects focused on profitable growth in the region, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. In the first half of 2015, the Company initiated one project focused on aligning the sales and marketing capabilities in the region and another project in the Best Cost Finance workstream.

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

•
The ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including the initiation of projects to reduce the Home Solutions and Tools segments’ manufacturing footprint in North America and the Baby & Parenting segment’s manufacturing footprint in Asia Pacific.

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
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company’s Venezuelan operations are primarily included in the Company’s Writing segment. The Company generally imports raw materials into Venezuela and manufactures writing instruments locally. The Company’s Venezuelan operations also import components and finished goods. Generally, purchases of imported products are denominated in U.S. Dollars. The Company has historically used various means, including price increases and productivity initiatives, to offset increased costs due to the impacts of high inflation and currency devaluations. During the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, the Company’s Venezuelan operations generated 2.4% or less of consolidated net sales. In 2014, the Company’s Venezuelan operations generated approximately 5% of the Company’s reported annual operating income, and the Company estimates its Venezuelan operations will generate approximately 5% of reported operating income for the year ending December 31, 2015.
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
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar is expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There was a SICAD auction conducted during the six months ended June 30 2015, and the exchange rate in that SICAD auction was 12.8 Bolivars per U.S. Dollar.  The Company last participated in a SICAD auction in the fourth quarter of 2014. The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants. SIMADI became operational with an initial exchange rate of approximately 170 Bolivars per U.S. Dollar. The SIMADI rate has since increased to 197.3 Bolivars per U.S. Dollar as of June 30, 2015. There are uncertainties as to how future SICAD auctions will work, and the volume of transactions in the SIMADI market since its inception has been limited.
During 2014, the Company was awarded $7.5 million and $16.0 million via the CENCOEX and SICAD I exchange mechanisms, respectively, which were (or will be) used by the Venezuela business to pay third party and intercompany vendors. Of the $16.0 million of amounts awarded in SICAD I auctions, the Company has $1.6 million unsettled for inventory purchases as of June 30, 2015, and such amount is available for expected future purchases. The Company did not participate in the SICAD II market in 2014. Based on an assessment of the rate at which future transactions could be settled and dividends could legally be paid by the Company’s Venezuela operations during the six months ended June 30, 2015, the Company used the SICAD rate of 12.8 Bolivars to U.S. Dollar as of June 30, 2015. As a result, the Company recorded a charge of $4.7 million in the second quarter of 2015 based on the change in the applicable exchange rate for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars.
As of June 30, 2015, the Company’s Venezuelan subsidiary had approximately $72.5 million of net monetary assets denominated in Bolivars at the rate of 12.8 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $7 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $10 million and $8 million, respectively. The $8 million estimated operating income impact includes an estimated $2.3 million charge associated with the first turn of inventory after a hypothetical 10% devaluation as well as approximately $1.7 million of cost of goods sold impacts associated with U.S. Dollar denominated input costs.
If the Company adopted the SIMADI rate of 197.3 Bolivars per U.S. Dollar on June 30, 2015, the Company would incur charges associated with the devaluation of up to $97 million, which includes the remeasurement of the net monetary assets at the SIMADI rate and impairments of the inventory and fixed assets of the Company’s Venezuelan operations that would not be recoverable at the SIMADI rate.  In addition, the Company’s reported sales and reported operating income for the six months ending December 31, 2015 would be adversely affected by an estimated $32 million and $9 million, respectively, were the Company to adopt the SIMADI rate on a prospective basis beginning June 30, 2015, which excludes potential inventory and fixed asset charges the Company may record were it to adopt the SIMADI rate. These estimated impacts do not include any benefits the Company could realize by taking pricing actions or implementing operational changes in response to currency devaluations or other events in

Venezuela. The Company estimates that if such actions were implemented under the current legal framework for pricing and the Company maintained similar sales volumes, it would mitigate an estimated 60% of the estimated annual operating income impact, excluding potential charges associated with inventory and fixed assets that the Company would be unable to mitigate. While the Company will continue to assess the impact, if any, of the changes to the Venezuela foreign currency exchange system, if the Company is unable to obtain sufficient U.S. Dollars from CENCOEX or the SICAD markets to fund its requirements for imported goods and instead needs to access the SIMADI market, it would significantly impact the Company’s Venezuelan operations which would adversely impact the Company’s consolidated results of operations.
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
The results of the Company’s Venezuelan operations have been included in the Company’s Condensed Consolidated Financial Statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars to fund its Venezuelan operations’ U.S. Dollar purchases via either the CENCOEX or SICAD exchange mechanisms. Although the SIMADI market was accessible to the Company, it did not participate in that market through June 30, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited. Based on the types of products the Company sells in Venezuela, the Company has historically had access to sufficient U.S. Dollars at the CENCOEX and SICAD rates to settle most of its U.S. Dollar obligations for imported goods and materials. The decline in the price of oil has contributed to a reduced availability of U.S. Dollars in Venezuela and, recently, the Company’s supply of U.S. Dollars to fund imports has become even more limited and sporadic.

The Company continuously monitors factors such as its ability to access and transact in the various exchange mechanisms currently in place and the current political and economic environment in Venezuela. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s Venezuelan operations and the Company’s ability to effectively make key operational and financial decisions in regard to its Venezuelan operations. This could result in an impairment of the Company’s Venezuelan assets or the Company deconsolidating its Venezuelan operations. The deconsolidation of the Company’s Venezuelan operations would be driven by the inability, on an ongoing basis, to exchange Bolivars for U.S. Dollars and the imposition of significant additional restrictions on the Company’s ability to make key operational and financial decisions regarding its Venezuelan operations, such as its ability to manage the Company’s Venezuelan operations’ capital structure, material sourcing, product pricing and labor relations. Based on the Company’s evaluation of such factors as of June 30, 2015, it continued to consolidate its Venezuelan operations. As of June 30, 2015, the Company’s total investment in Venezuela was $102.2 million. If the Company deconsolidates its Venezuelan operations, the Company would record an impairment charge of up to$102.2 million.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net sales	$1,560.9	100.0%	$1,502.2	100.0%	$2,824.9	100.0%	$2,716.5	100.0%
Cost of products sold	939.9	60.2	906.6	60.4	1,716.4	60.8	1,663.9	61.3
Gross margin	621.0	39.8	595.6	39.6	1,108.5	39.2	1,052.6	38.7
Selling, general and administrative expenses	393.0	25.2	370.8	24.7	755.0	26.7	711.1	26.2
Restructuring costs	13.3	0.9	11.5	0.8	40.6	1.4	23.5	0.9
Operating income	214.7	13.8	213.3	14.2	312.9	11.1	318.0	11.7
Nonoperating expenses:
Interest expense, net	18.1	1.2	15.0	1.0	37.3	1.3	29.4	1.1
Other expense (income), net	5.0	0.3	(2.6)	(0.2)	5.1	0.2	37.4	1.4
Net nonoperating expenses	23.1	1.5	12.4	0.8	42.4	1.5	66.8	2.5
Income before income taxes	191.6	12.3	200.9	13.4	270.5	9.6	251.2	9.2
Income tax expense	43.5	2.8	51.9	3.5	65.5	2.3	50.4	1.9
Income from continuing operations	148.1	9.5	149.0	9.9	205.0	7.3	200.8	7.4
Income (loss) from discontinued operations	0.4	—	1.6	0.1	(2.4)	(0.1)	2.7	0.1
Net income	$148.5	9.5%	$150.6	10.0%	$202.6	7.2%	$203.5	7.5%
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Consolidated Operating Results:
Net sales for the three months ended June 30, 2015 were $1,560.9 million, representing an increase of $58.7 million, or 3.9%, from $1,502.2 million for the three months ended June 30, 2014. Core sales increased 5.1%, which excludes the negative foreign currency impact of 6.0% and the positive net impact of acquisitions and planned divestitures of 4.8%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 (in millions, except percentages):

Core sales	$74.6	5.1%
Acquisitions	82.1	5.6
Planned divestitures (i.e. Rubbermaid Medical)	(9.4)	(0.8)
Foreign currency	(88.6)	(6.0)
Total change in net sales	$58.7	3.9%
Core sales grew in all five of the Company’s segments and all four geographic regions, with core sales growth of 1.4% and 15.4% in the Company’s North American and international businesses, respectively. Latin America led with core sales growth of 40.2% as a result of pricing in the region, including Venezuela, increased Back-To-School sell-in and increased advertising and promotion support. North America generated low-single digit growth of 1.4%, as the Writing segment’s increased Back-To-School sell-in more than offset a challenging comparable to the prior year quarter which included a timing-related benefit of approximately $15.0 million due to earlier Back-to-School sell-in in 2014. The timing-related impacts associated with the earlier Back-To-School sell-in are expected to reverse in the third quarter of 2015. Baby & Parenting had strong core sales growth in North America attributable to new product launches and increased advertising and promotion support. EMEA core sales increased 6.5% led by Writing due to increased distribution and promotional support. Asia Pacific core sales increased 5.9%, with strong double-digit innovation-led growth in Baby & Parenting. Overall, core sales growth in Venezuela contributed 190 basis points to the Company’s 5.1% core sales growth, and the earlier Back-to-School sell-in in 2014 adversely impacted the Company’s overall core sales growth by 100 basis points. The Company’s core sales growth for the three months ended June 30, 2015 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2015.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2015 was 39.8%, or $621.0 million, compared to 39.6%, or $595.6 million, for the three months ended June 30, 2014, as the benefits of productivity and pricing more than offset the adverse impact of foreign currency and the negative mix impact from the gross margin structure of the recent acquisitions.
SG&A expenses for the three months ended June 30, 2015 were 25.2% of net sales, or $393.0 million, versus 24.7% of net sales, or $370.8 million, for the three months ended June 30, 2014. SG&A expenses increased $22.2 million as a result of a $24.4 million increase in advertising and promotion, primarily relating to the Writing segment’s continued investment in advertising in North America, Latin America and Asia Pacific and increased advertising in the Tools, Commercial Products and Baby & Parenting segments. The increase was also driven by a $6.8 million increase in Project Renewal related costs, including advisory costs for process transformation and optimization initiatives, which increased from $10.3 million for the three months ended June 30, 2014 to $17.1 million for the three months ended June 30, 2015. The increase was also attributable to $12.9 million of SG&A expenses of the recently acquired businesses - Ignite, bubba and Baby Jogger. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal.
The Company recorded restructuring costs of $13.3 million and $11.5 million for the three months ended June 30, 2015 and 2014, respectively. Restructuring costs for the second quarter of 2015 primarily include costs associated with projects initiated in North America. The restructuring (benefit) costs for the three months ended June 30, 2015 primarily related to Project Renewal and consisted of $(0.6) million of facility and other exit costs, including impairments, $11.1 million of employee severance, termination benefits and employee relocation costs and $2.8 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2014 primarily related to Project Renewal and consisted of $1.6 million of facility and other exit costs, including impairments, $6.4 million of employee severance, termination benefits and employee relocation costs and $3.5 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended June 30, 2015 was $214.7 million, or 13.8% of net sales, versus $213.3 million, or 14.2% of net sales, for the three months ended June 30, 2014. The 40 basis point decline in operating margin was attributable to the increase in Project Renewal related costs and increased advertisement and promotion in the second quarter of 2015 compared to the second quarter of 2014, partially offset by a 20 basis point increase in gross margin.
Net nonoperating expenses for the three months ended June 30, 2015 were $23.1 million versus $12.4 million for the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2015 was $18.1 million, compared to $15.0 million for the three months ended June 30, 2014, reflecting the impact of higher overall borrowings to finance the acquisitions of Ignite, bubba and Baby Jogger completed in the second half of 2014. The year-over-year increase in nonoperating expenses was also attributable to a $4.7 million foreign exchange loss during the three months ended June 30, 2015 associated with the hyper-inflationary accounting of the Company’s Venezuelan operations, as the SICAD exchange rate in Venezuela declined to 12.8 Bolivars to U.S. Dollar.
The Company recognized an effective income tax rate of 22.7% for the three months ended June 30, 2015, which compared to an effective income tax rate of 25.8% for the three months ended June 30, 2014. In addition to the impact of the geographical mix of earnings, the tax rate for the three months ended June 30, 2015 was impacted by increased foreign tax credits. The tax rate for the three months ended June 30, 2014 was impacted by $3.3 million of tax benefits related to the resolution of certain income tax contingencies as well as lower restructuring costs in Europe.
Income from discontinued operations during the three months ended June 30, 2015 and 2014 relates to the Company’s Hardware, Endicia and Culinary electrics and retail businesses. During the three months ended June 30, 2015, the Company recorded income of $0.4 million, net of tax, associated with discontinued operations, primarily due to the operations of Endicia. The income of $1.6 million during the three months ended June 30, 2014 relates to the operations of Endicia and the Culinary electrics and retail businesses as well as a gain on the sale of the international operations of the Hardware business. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2015	2014	% Change
Writing	$495.9	$489.3	1.3%
Home Solutions	438.5	383.4	14.4
Tools	205.2	222.3	(7.7)
Commercial Products	210.6	223.5	(5.8)
Baby & Parenting	210.7	183.7	14.7
Total net sales	$1,560.9	$1,502.2	3.9%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	10.8%	1.2%	1.3%	1.6%	6.0%
Acquisitions	—	14.5	—	—	14.6
Planned divestitures (i.e. Rubbermaid Medical)	—	—	—	(4.3)	—
Foreign currency	(9.5)	(1.3)	(9.0)	(3.1)	(5.9)
Total change in net sales	1.3%	14.4%	(7.7)%	(5.8)%	14.7%

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2015	2014	% Change
Writing (1) (2)	$132.5	$129.1	2.6%
Home Solutions (1) (3)	68.7	48.7	41.1
Tools	23.4	29.9	(21.7)
Commercial Products (1)	28.9	36.2	(20.2)
Baby & Parenting (3) (4)	16.7	12.2	36.9
Restructuring costs	(13.3)	(11.5)	(15.7)
Corporate (1)	(42.2)	(31.3)	(34.8)
Total operating income	$214.7	$213.3	0.7%

(1)
Includes Project Renewal-related costs of $19.5 million, $0.2 million, $0.2 million and $0.1 million in Corporate, and the Writing, Home Solutions and Commercial Products segments for the three months ended June 30, 2015, respectively. Corporate includes $10.5 million of Project Renewal-related costs for the three months ended June 30, 2014.

(2)
Includes $0.3 million and $4.0 million of costs for the three months ended June 30, 2015 and 2014, respectively, in the Writing segment relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)	Includes $1.0 million and $0.1 million of acquisition and integration costs in the Home Solutions and Baby & Parenting segments, respectively, for the three months ended June 30, 2015.

(4)	Includes $0.4 million of costs in the Baby & Parenting segment for the three months ended June 30, 2014 related to the Graco harness buckle recall in the U.S.
Writing
Net sales for the three months ended June 30, 2015 were $495.9 million, an increase of $6.6 million, or 1.3%, from $489.3 million for the three months ended June 30, 2014. Core sales increased 10.8%, reflecting volume growth in Latin America and EMEA attributable to improved Back-To-School sell-in, pricing, increased distribution and increased advertising and promotion. In North America, improved Back-To-School sell-in drove low-single-digit growth despite a comparison to the prior year quarter which included a timing-related benefit of approximately $15.0 million due to earlier Back-to-School sell-in in 2014. Asia Pacific core sales decreased double digits due to the timing of customer orders. Foreign currency had an unfavorable impact of 9.5% on net sales for the Writing segment.
Operating income for the three months ended June 30, 2015 was $132.5 million, or 26.7% of net sales, an increase of $3.4 million, or 2.6%, from $129.1 million, or 26.4% of net sales, for the three months ended June 30, 2014. The 30 basis point increase in operating margin is primarily attributable to pricing, productivity, cost management, and the increased cost of goods sold in 2014 of $4.0 million associated with the inventory impact from the Venezuela devaluation, which were offset by negative foreign currency impacts and increased advertising and promotion spending. SG&A increased 50 basis points as a percentage of net sales due to increased advertising and promotion spending.
Home Solutions
Net sales for the three months ended June 30, 2015 were $438.5 million, an increase of $55.1 million, or 14.4%, from $383.4 million for the three months ended June 30, 2014. Core sales increased 1.2%, attributable to high-single-digit Rubbermaid Food Storage growth, partially offset by continued planned contraction of the lower margin Rubbermaid Consumer Storage business and the absence of prior year new customer pipeline fill on Calphalon. Foreign currency had an unfavorable impact of 1.3% on net sales, and the Ignite and bubba acquisitions had a favorable impact of 14.5% on net sales for the Home Solutions segment.
Operating income for the three months ended June 30, 2015 was $68.7 million, or 15.7% of net sales, an increase of $20.0 million, or 41.1%, from $48.7 million, or 12.7% of net sales, for the three months ended June 30, 2014. Ignite and bubba contributed $5.2 million of the increase in operating income. The 300 basis point increase in operating margin was primarily a result of the positive mix effect of Rubbermaid Food Storage, input cost deflation (including resin), strong productivity, and overhead cost management, partially offset by increased advertising and promotion and the impact of negative foreign currency. Despite the increase in advertising and promotion, Project Renewal savings and overhead cost management contributed to SG&A decreasing 70 basis points as a percentage of net sales.
Tools
Net sales for the three months ended June 30, 2015 were $205.2 million, a decrease of $17.1 million, or 7.7%, from $222.3 million for the three months ended June 30, 2014. Core sales increased 1.3%, as growth in North America, EMEA and Asia Pacific attributable to innovation, distribution gains and pricing, was partially offset by a slight decline in Latin America due to a significant pipeline fill in 2014 related to expanded product offerings in Brazil. Foreign currency had an unfavorable impact of 9.0% on net sales for the Tools segment.
Operating income for the three months ended June 30, 2015 was $23.4 million, or 11.4% of net sales, a decrease of $6.5 million, or 21.7%, from $29.9 million, or 13.5% of net sales, for the three months ended June 30, 2014. The 210 basis point decrease in operating margin was primarily attributable to the impact of negative foreign currency and an increase in advertising and promotion spending, partially offset by pricing and strong productivity. SG&A increased 90 basis points as a percentage of net sales due to the increased advertising and promotion spending.
Commercial Products
Net sales for the three months ended June 30, 2015 were $210.6 million, a decrease of $12.9 million, or 5.8%, from $223.5 million for the three months ended June 30, 2014. Core sales, which exclude the Rubbermaid medical cart business due to the planned divestiture of that business, increased 1.6% driven by innovation and pricing in the North America and Asia Pacific regions. The Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 4.3%. Foreign currency had an unfavorable impact of 3.1% on net sales for the Commercial Products segment.
Operating income for the three months ended June 30, 2015 was $28.9 million, or 13.7% of net sales, a decrease of $7.3 million, or 20.2%, from $36.2 million, or 16.2% of net sales, for the three months ended June 30, 2014. The 250 basis point decrease in operating margin was primarily driven by an increase in advertising and promotion spending and the impact of negative foreign currency. Improved operating leverage and Project Renewal savings were more than offset by increased advertising and promotion, which contributed to SG&A increasing 350 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the three months ended June 30, 2015 were $210.7 million, an increase of $27.0 million, or 14.7%, from $183.7 million for the three months ended June 30, 2014. Core sales increased 6.0%, driven by low-single-digit growth in North America and double-digit growth in Asia Pacific due to new product launches and increased advertising and promotion. Foreign currency had an unfavorable impact of 5.9% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact of 14.6% on net sales for the Baby & Parenting segment.
Operating income for the three months ended June 30, 2015 was $16.7 million, or 7.9% of net sales, an increase of $4.5 million, or 36.9%, from $12.2 million, or 6.6% of net sales, for the three months ended June 30, 2014. Baby & Parenting’s operating margin increased 130 basis points despite the increase in advertising and promotion in support of innovation and the negative impact of foreign currency. SG&A decreased 190 basis points as a percentage of net sales.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Consolidated Operating Results:
Net sales for the six months ended June 30, 2015 were $2,824.9 million, representing an increase of $108.4 million, or 4.0%, from $2,716.5 million for the six months ended June 30, 2014. Core sales increased 4.9%, which excludes a negative foreign currency impact of 5.7% and the positive net impact of acquisitions and planned divestitures of 4.8%. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 (in millions, except percentages):

Core sales	$130.1	4.9%
Acquisitions	148.7	5.6%
Planned divestitures (i.e. Rubbermaid Medical)	(16.2)	(0.8)%
Foreign currency	(154.2)	(5.7)%
Total change in net sales	$108.4	4.0%
Core sales in the Company’s North American and international businesses increased 3.0% and 10.0%, respectively. Latin America led with core sales growth of 33.5% as a result of pricing in the region, including Venezuela, improved Back-To-School sell-in, volume gains in the Win Bigger segments and increased advertising and promotion. North America generated growth of 3.0%, as core sales grew across all five segments, with strong core sales growth in the Writing, Commercial Products and Baby & Parenting segments. EMEA core sales increased 1.1% due to growth in the Writing and Tools segments, which was offset by a decline in Baby & Parenting due to challenging market conditions in Russia and weakness in the Baby & Parenting segment across EMEA. The Writing segment’s growth in EMEA was due to distribution gains and merchandising and promotion support. Asia Pacific core sales increased 2.8%, as strong double-digit innovation-led growth in Baby & Parenting and double-digit growth in Commercial Products more than offset slight declines in Writing and Tools. Overall, core sales growth in Venezuela contributed 160 basis points to the Company’s 4.9% core sales growth, and the earlier Back-To-School sell-in in 2014 adversely impacted the Company’s overall core sales growth by 60 basis points. The Company’s core sales growth for the six months ended June 30, 2015 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2015.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2015 was 39.2%, or $1,108.5 million, compared to 38.7%, or $1,052.6 million, for the six months ended June 30, 2014, as the benefits of productivity, pricing, the adverse impact of the Graco product recall on the prior year’s first half results, and favorable segment mix more than offset unfavorable foreign currency and the negative mix impact from the gross margin structure of the recent acquisitions.
SG&A expenses for the six months ended June 30, 2015 were 26.7% of net sales, or $755.0 million, versus 26.2% of net sales, or $711.1 million, for the six months ended June 30, 2014. SG&A expenses increased $43.9 million as a result of a $32.5 million increase in advertising and promotion, primarily relating to the Writing segment’s continued investment in advertising in North America, Latin America and Asia Pacific and increased advertising in the Tools, Commercial Products and Baby & Parenting segments. The increase was also driven by a $16.7 million increase in Project Renewal related costs, including advisory costs for process transformation and optimization initiatives and personnel costs for employees and contractors dedicated to transformation initiatives, which increased from $18.2 million for the six months ended June 30, 2014 to $34.9 million for the six months ended June 30, 2015. The increase was also attributable to a $7.4 million increase in SG&A costs associated with the Graco recall and $27.8 million of SG&A expenses of the recently acquired businesses - Ignite, bubba and Baby Jogger. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal.
The Company recorded restructuring costs of $40.6 million and $23.5 million for the six months ended June 30, 2015 and 2014, respectively. The year-over-year increase in restructuring costs is primarily a result of an increase in the number of projects initiated and actions taken on those projects in 2015. The restructuring (benefit) costs for the six months ended June 30, 2015 primarily related to Project Renewal and consisted of $(0.3) million of facility and other exit costs, including impairments, $30.0 million of employee severance, termination benefits and employee relocation costs and $10.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2014 primarily related to Project Renewal and consisted of $2.8 million of facility and other exit costs, including impairments, $15.8 million of employee severance, termination benefits and employee relocation costs and $4.9 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the six months ended June 30, 2015 was $312.9 million, or 11.1% of net sales, versus $318.0 million, or 11.7% of net sales, for the three months ended June 30, 2014. The 60 basis point decline in operating margin was attributable to increased restructuring and other Project Renewal related costs in the first half of 2015 compared to the first half of 2014, partially offset by a 50 basis point increase in gross margin.

Net nonoperating expenses for the six months ended June 30, 2015 were $42.4 million versus $66.8 million for the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was $37.3 million, compared to $29.4 million for the six months ended June 30, 2014, reflecting the impact of higher overall borrowings to finance the acquisitions of Ignite, bubba and Baby Jogger completed in the second half of 2014. The year-over-year decrease in nonoperating expenses was also due to a $38.7 million foreign exchange loss during the three months ended March 31, 2014 associated with the Company’s adoption of the SICAD I exchange rate to remeasure the net monetary assets and operating results of its Venezuelan operations, which compared to a $4.7 million foreign exchange loss during the six months ended June 30, 2015 associated with a decline in the SICAD exchange rate in Venezuela.
The Company recognized an effective income tax rate of 24.2% for the six months ended June 30, 2015, which compared to an effective income tax rate of 20.1% for the six months ended June 30, 2014. In addition to the impact of the geographical mix of earnings and strengthening of the U.S. Dollar against foreign currencies, the tax rate for the six months ended June 30, 2015 was impacted by increased foreign tax credits. The tax rate for the six months ended June 30, 2014 was impacted by the income tax benefit on $38.3 million of foreign exchange losses associated with Venezuela being higher than the Company’s overall effective tax rate and $11.3 million of tax benefits related to the resolution of certain tax contingencies.
(Loss) income from discontinued operations during the six months ended June 30, 2015 and 2014 relates to the Company’s Hardware, Endicia and Culinary electrics and retail businesses. During the six months ended June 30, 2015, the Company recorded a loss of $2.4 million, net of tax, associated with discontinued operations, primarily due to costs associated with the Company’s decision to cease operations in the Culinary electrics and retail businesses. The loss from discontinued operations during the six months ended June 30, 2015 compared to income of $2.7 million during the six months ended June 30, 2014, which includes the operating results of the Endicia and Culinary electrics and retail businesses as well as gains on the sale of the international operations of the Hardware business. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2015	2014	% Change
Writing	$837.7	$837.5	—%
Home Solutions	803.0	699.8	14.7
Tools	385.6	410.1	(6.0)
Commercial Products	395.8	406.1	(2.5)
Baby & Parenting	402.8	363.0	11.0
Total net sales	$2,824.9	$2,716.5	4.0%
The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	10.1%	1.1%	2.2%	5.0%	3.4%
Acquisitions	—	14.8	—	—	12.5
Planned divestitures (i.e. Rubbermaid Medical)	—	—	—	(4.5)	—
Foreign currency	(10.1)	(1.2)	(8.2)	(3.0)	(4.9)
Total change in net sales	0.0%	14.7%	(6.0)%	(2.5)%	11.0%

Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2015	2014	% Change
Writing (1) (2)	$214.9	$205.2	4.7%
Home Solutions (1) (3)	107.2	75.5	42.0
Tools	45.6	51.3	(11.1)
Commercial Products (1)	45.9	50.0	(8.2)
Baby & Parenting (3) (4)	17.2	17.6	(2.3)
Restructuring costs	(40.6)	(23.5)	(72.8)
Corporate (1)	(77.3)	(58.1)	(33.0)
Total operating income	$312.9	$318.0	(1.6)%

(1)
Includes Project Renewal-related costs of $33.5 million, $0.5 million, $0.2 million and $0.7 million in Corporate, and the Writing, Home Solutions and Commercial Products segments for the six months ended June 30, 2015, respectively. Corporate includes $18.2 million of Project Renewal-related costs for the six months ended June 30, 2014.

(2)
Includes $0.6 million and $4.0 million of costs for the six months ended June 30, 2015 and 2014, respectively, in the Writing segment relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)	Includes $1.1 million and $1.7 million of acquisition and integration costs in the Home Solutions and Baby & Parenting segments, respectively, for the six months ended June 30, 2015.

(4)	Includes $10.2 million and $11.4 million of costs for the six months ended June 30, 2015 and 2014, respectively, in the Baby & Parenting segment related to the Graco harness buckle recall in the U.S.
Writing
Net sales for the six months ended June 30, 2015 were $837.7 million, an increase of $0.2 million, from $837.5 million for the six months ended June 30, 2014. Core sales increased 10.1%, driven by pricing in Latin America, improved Back-To-School sell-in across most geographies and volume gains due to increased market share in most geographies as a result of strong innovation and increased advertising and promotion. Latin America continued to generate double-digit core sales growth, which includes pricing and higher volume in Venezuela in advance of the price tagging on packaging requirement. North America core sales grew mid-single digits, attributable to increased advertising and promotion and merchandising efforts, partially offset by the impacts of the $15.0 million of earlier Back-To-School sell-in in 2014. EMEA core sales increased mid-single digits, primarily attributable to pricing, distribution gains and merchandising support. Asia Pacific core sales decreased mid-single digits due to the timing of customer orders. Foreign currency had an unfavorable impact of 10.1% on net sales for the Writing segment.
Operating income for the six months ended June 30, 2015 was $214.9 million, or 25.7% of net sales, an increase of $9.7 million, or 4.7%, from $205.2 million, or 24.5% of net sales, for the six months ended June 30, 2014. The 120 basis point increase in operating margin is primarily attributable to pricing, productivity and cost management, which more than offset negative foreign currency impacts and increased advertising and promotion spending. SG&A remained relatively flat as a percentage of net sales, increasing 20 basis points as a percentage of net sales.
Home Solutions
Net sales for the six months ended June 30, 2015 were $803.0 million, an increase of $103.2 million, or 14.7%, from $699.8 million for the six months ended June 30, 2014. Core sales increased 1.1% due to double-digit growth in the Rubbermaid Food Storage business, partially offset by planned declines in the lower margin Rubbermaid Consumer Storage business and the absence of prior year new customer pipeline fill on Calphalon. Foreign currency had an unfavorable impact of 1.2% on net sales, and the Ignite and bubba acquisitions had a favorable impact of 14.8% on net sales for the Home Solutions segment.
Operating income for the six months ended June 30, 2015 was $107.2 million, or 13.3% of net sales, an increase of $31.7 million, or 42.0%, from $75.5 million, or 10.8% of net sales, for the six months ended June 30, 2014. Ignite and bubba contributed $5.8 million of the increase in operating income. The 250 basis point increase in operating margin is primarily a result of the positive mix effect of Rubbermaid Food Storage, productivity and Project Renewal savings, partially offset by increased advertising and promotion. Despite the increase in advertising and promotion, Project Renewal savings and overhead cost management contributed to SG&A decreasing 70 basis points as a percentage of net sales.

Tools
Net sales for the six months ended June 30, 2015 were $385.6 million, a decrease of $24.5 million, or 6.0%, from $410.1 million for the six months ended June 30, 2014. Core sales increased 2.2%, led by growth in North America, EMEA and Latin America due to innovation, distribution gains and pricing. The core sales growth includes continued growth on Irwin® offerings in Latin America and growth from the Lenox® industrial tools business in North America and EMEA. Core sales declined in Asia Pacific as a result of slowing industrial output in China and Japan. Foreign currency had an unfavorable impact of 8.2% on net sales for the Tools segment.
Operating income for the six months ended June 30, 2015 was $45.6 million, or 11.8% of net sales, a decrease of $5.7 million, or 11.1% , from $51.3 million, or 12.5% of net sales, for the six months ended June 30, 2014. The 70 basis point decrease in operating margin was primarily attributable to increased advertising and promotion and the impact of negative foreign currency partially offset by Project Renewal-related overhead cost savings. SG&A decreased 30 basis points as a percentage of net sales.
Commercial Products
Net sales for the six months ended June 30, 2015 were $395.8 million, a decrease of $10.3 million, or 2.5%, from $406.1 million for the six months ended June 30, 2014. Core sales, which exclude the Rubbermaid medical cart business due to the planned divestiture of that business, increased 5.0% driven by innovation, marketing support, advertising and promotion and pricing in the North America and Asia Pacific regions. The Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 4.5%. Foreign currency had an unfavorable impact of 3.0% on net sales for the Commercial Products segment.
Operating income for the six months ended June 30, 2015 was $45.9 million, or 11.6% of net sales, a decrease of $4.1 million, or 8.2%, from $50.0 million, or 12.3% of net sales, for the six months ended June 30, 2014. The 70 basis point decrease in operating margin was primarily driven by higher advertising and promotion spend and the impact of negative foreign currency. Increased advertising and promotion resulted in SG&A increasing 230 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the six months ended June 30, 2015 were $402.8 million, an increase of $39.8 million, or 11.0%, from $363.0 million for the six months ended June 30, 2014. Core sales increased 3.4% due to growth in North America and Asia Pacific. North America growth was attributable to innovation and the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall, and Asia Pacific double-digit core sales growth was attributable to innovation. Core sales growth in North America and Asia Pacific were partially offset by a decline in EMEA driven by softness across Europe and economic challenges in Russia. Foreign currency had an unfavorable impact of 4.9% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact of 12.5% on net sales for the Baby & Parenting segment.
Operating income for the six months ended June 30, 2015 was $17.2 million, or 4.3% of net sales, a decrease of $0.4 million, or 2.3%, from $17.6 million, or 4.8% of net sales, for the six months ended June 30, 2014. The 50 basis point decrease in operating margin was largely driven by increased advertising and promotion in support of innovation and the negative impact of foreign currency. The operating income for the six months ended June 30, 2015 and 2014 include $10.2 million and $11.4 million, respectively, of costs associated with the Graco harness buckle recall. The increased advertising and promotion and the increased SG&A costs associated with the Graco hardness buckle recall contributed to SG&A increasing 140 basis points as a percentage of net sales.

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
The Company’s management believes that core sales is useful because it reflects the performance of the ongoing core business by excluding the effects of foreign currency, acquisitions and planned divestitures from changes in reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and sales associated with planned divestitures), with the difference equal to changes in core sales, and the difference between the change in reported sales (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and changes in sales associated with planned divestitures) and the change in core sales being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan and performance-based equity compensation program.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended June 30, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	1.4%	6.5%	40.2%	5.9%	15.4%	5.1%
Acquisitions	6.9	3.7	—	—	1.8	5.6
Planned divestitures (i.e. Rubbermaid Medical)	(1.0)	—	—	—	—	(0.8)
Foreign currency	(0.8)	(21.6)	(28.7)	(10.6)	(20.8)	(6.0)
Total change in net sales	6.5%	(11.4)%	11.5%	(4.7)%	(3.6)%	3.9%

	Six Months Ended June 30, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.0%	1.1%	33.5%	2.8%	10.0%	4.9%
Acquisitions	7.3	1.9	—	—	1.0	5.6
Planned divestitures (i.e. Rubbermaid Medical)	(1.0)	—	—	—	—	(0.8)
Foreign currency	(0.7)	(19.4)	(28.8)	(9.5)	(19.3)	(5.7)
Total change in net sales	8.6%	(16.4)%	4.7%	(6.7)%	(8.3)%	4.0%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the six months ended June 30, (in millions):

	2015	2014
Cash (used in) provided by operating activities	$(51.8)	$4.1
Cash used in investing activities	(77.0)	(63.9)
Cash provided by financing activities	162.6	3.3
Currency effect on cash and cash equivalents	5.5	(27.1)
Increase (decrease) in cash and cash equivalents	$39.3	$(83.6)
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
During the six months ended June 30, 2015, the Company received net proceeds of $386.0 million from short-term borrowing arrangements, which include commercial paper and the receivables facility, compared to net proceeds of $215.4 million received during the six months ended June 30, 2014.

Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Cash used in operating activities for the six months ended June 30, 2015 was $51.8 million and cash generated by operating activities for the six months ended June 30, 2014 was $4.1 million. The year-over-year increase in cash used in operating activities was largely attributable to a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during the first quarter of 2015, which is included in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2015, the increased use of cash for building inventory was largely offset by the timing and management of purchases and payments in accounts payable. The Company generally uses cash for operations in its first quarter to fund increases in inventory in anticipation of seasonally stronger sales during the remainder of the year and to fund annual customer program and annual performance-based compensation payments.
Capital expenditures were $85.8 million and $67.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in capital expenditures in the first half of 2015 was largely attributable to purchases of equipment in the U.S. to support the consolidation of facilities in the Commercial Products segment, as well as investments in assets to improve the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments.
Aggregate dividends paid were $104.4 million and $89.8 million for the six months ended June 30, 2015 and 2014, respectively, and the increase is attributable to an increase in the dividend paid per share.
As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its outstanding shares pursuant to its ongoing SRP through the end of December 2017. During the six months ended June 30, 2015, the Company repurchased and retired 3.2 million shares pursuant to the SRP for $124.0 million, compared to 5.3 million shares repurchased and retired for $158.7 million during the six months ended June 30, 2014.
Cash paid for restructuring activities was $30.2 million and $49.5 million for the six months ended June 30, 2015 and 2014, respectively, and is included in the net cash (used in) provided by operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2015	December 31, 2014	June 30, 2014
Accounts receivable	76	74	74
Inventory	91	67	81
Accounts payable	(73)	(64)	(59)
Cash conversion cycle	94	77	96
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The increase in accounts receivable days from June 30, 2014 to June 30, 2015 is attributable to the timing of sales, and the increase in accounts payable days from June 30, 2014 to June 30, 2015 is attributable to the timing of purchases and payments. The increase in inventory days from June 30, 2014 to June 30, 2015 is attributable to inventory builds for new product launches and the earlier sell-in for Back-to-School in 2014.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at June 30, 2015 were $238.7 million, and the Company had $380.2 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at June 30, 2015 was $446.5 million compared to $535.9 million at December 31, 2014, and the current ratio at June 30, 2015 was 1.19:1 compared to 1.28:1 at December 31, 2014. The decline in working capital and the current ratio is attributable to increased short-term borrowings in the first half of 2015 to finance the $70.0 million voluntary U.S. pension contribution, fund the repurchase of the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization increased to 0.60:1 at June 30, 2015 from 0.55:1 at December 31, 2014, as the Company increased its short-term borrowings and realized a loss of $68.3 million associated with foreign currency translation during the six months ended June 30, 2015.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at June 30, 2015 includes $61.9 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of June 30, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $419.8 million, resulting in $380.2 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables facility provides for available borrowings of up to $350.0 million and expires in September 2015. In August 2015, the Company extended the expiration date of the receivables facility to September 2016 and expanded the available borrowings to up to $400.0 million. As of June 30, 2015, the Company had $350.0 million of outstanding borrowings under the receivables facility at a weighted average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2015		2014
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$551.2	$369.7	$203.2	$101.3
Receivables facility	350.0	302.8	250.0	174.4
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity, (iii) $750.0 million related to impairment charges incurred by the Company and (iv) up to $600.0 million related to the component of accumulated other comprehensive income (loss) for all foreign currency translation and the cumulative foreign exchange gains (losses) incurred since January 1, 2012, arising from (i) the appreciation or depreciation of the Venezuelan Bolivar relative to the U.S. Dollar due to the highly inflationary accounting for Venezuela and (ii) the cumulative gains or losses resulting from the deconsolidation of a foreign entity. As of June 30, 2015, the

Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, and utilize the $380.2 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.9 billion as of June 30, 2015 and $2.5 billion as of December 31, 2014, an increase of $381.6 million due to increased borrowings under the Company’s short-term borrowing arrangements, including commercial paper, to finance the $70.0 million voluntary U.S. pension contribution, repurchase the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.
As of June 30, 2015, the current portion of long-term debt and short-term debt totaled $782.6 million, including $419.8 million of commercial paper obligations and $350.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average outstanding debt	$2,860.0	$2,040.8	$2,762.6	$1,952.2
Average interest rate (1)	2.7%	2.9%	2.8%	3.0%

(1)	The average interest rate includes the impacts of outstanding and previously settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to outstanding fixed-for-floating interest rate swaps, was 47.5% and 39.3% of total debt as of June 30, 2015 and December 31, 2014, respectively. The increase in floating-rate debt is primarily due to a net increase of $385.9 million in short-term, floating-rate debt at June 30, 2015 compared to December 31, 2014. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Share Repurchase Program
In August 2011, the Company announced the SRP. Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the six months ended June 30, 2015, the Company repurchased 3.2 million shares pursuant to the SRP for $124.0 million, and such shares were immediately retired. Since the inception of the SRP through June 30, 2015, the Company has repurchased and retired a total of 27.5 million shares for $744.3 million, and the Company had $312.3 million of authorized repurchases remaining under the SRP as of June 30, 2015. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Positive
Fitch Ratings	BBB+	F-2	Stable
Outlook

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $776.6 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables facility.

Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products (particularly oil and resin), productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and financial results from recently completed acquisitions and planned divestitures and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s retail customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; product liability, product recalls or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to complete planned acquisitions and divestitures; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. The information contained in this Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2014 Form 10-K with respect to foreign currency exchange rates and commodity prices.
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 60.7% and 52.5% of the Company’s total debt as of December 31, 2014 and June 30, 2015, respectively.
Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest rates. The following table sets forth the one-day value-at-risk as of December 31, 2014 and June 30, 2015 (in millions, except percentages):

	2014 Average	December 31, 2014	Six months ended June 30, 2015 Average	June 30, 2015	Confidence Level
Interest Rate Risk	$2.3	$2.5	$6.9	$6.4	95%
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

Item 4. Controls and Procedures
As of June 30, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats, which was later expanded to include harness buckles used on certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015 the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7 million in total over a five year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid during the second quarter of 2015. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured deductible and may exceed the amount of insurance coverage, while certain costs, such as recall expenses and government fines, are outside the scope of the Company's insurance coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2015:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	371,700		$39.64	371,700	$348,037,446
May	393,403	(2)	39.79	367,500	333,411,976
June	537,915	(2)	40.57	519,500	312,335,245
Total	1,303,018		$40.07	1,258,700
 __________________

(1)
Under the Company’s share repurchase program (the “SRP”), the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its outstanding shares through the end of 2017. The average per share price of shares purchased in April, May and June 2015 relating to the SRP was $39.64, $39.80 and $40.57, respectively.

(2)
All shares purchased by the Company during the quarter ended June 30, 2015 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In May and June 2015, the Company purchased 25,903 shares (average price: $39.63) and 18,415 shares (average price: $40.60), respectively, in connection with the vesting of employees’ stock-based awards.

Item 6. Exhibits

10.1
Third Amendment dated as of June 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

NEWELL RUBBERMAID INC.
Registrant

Date:	August 7, 2015	/s/ John K. Stipancich
John K. Stipancich
Executive Vice President, Chief Financial Officer

Date:	August 7, 2015	/s/ Scott H. Garber
Scott H. Garber
Vice President – Corporate Controller and Chief Accounting Officer