Form 10-Q
period 2015-09-30
NEWELL RUBBERMAID INC
filed 2015-11-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2015: 267.1 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$1,530.0	$1,484.5	$4,354.9	$4,201.0
Cost of products sold	931.1	907.8	2,647.5	2,571.7
GROSS MARGIN	598.9	576.7	1,707.4	1,629.3
Selling, general and administrative expenses	391.3	383.8	1,146.3	1,094.9
Restructuring costs	21.0	19.7	61.6	43.2
OPERATING INCOME	186.6	173.2	499.5	491.2
Nonoperating expenses:
Interest expense, net	17.5	14.3	54.8	43.7
Other expense, net	9.3	7.7	14.4	45.1
Net nonoperating expenses	26.8	22.0	69.2	88.8
INCOME BEFORE INCOME TAXES	159.8	151.2	430.3	402.4
Income tax expense	25.8	28.3	91.3	78.7
INCOME FROM CONTINUING OPERATIONS	134.0	122.9	339.0	323.7
Income (loss) from discontinued operations, net of tax	0.2	(0.6)	(2.2)	2.1
NET INCOME	$134.2	$122.3	$336.8	$325.8
Weighted average shares outstanding:
Basic	268.8	273.5	269.6	277.2
Diluted	271.0	276.4	271.8	279.9
Earnings per share:
Basic:
Income from continuing operations	$0.50	$0.45	$1.26	$1.17
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.50	$0.45	$1.25	$1.18
Diluted:
Income from continuing operations	$0.49	$0.44	$1.25	$1.16
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.50	$0.44	$1.24	$1.16
Dividends per share	$0.19	$0.17	$0.57	$0.49
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET INCOME	$134.2	$122.3	$336.8	$325.8

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60.3)	(84.2)	(128.6)	(60.0)
Change in unrecognized pension and other postretirement costs	7.8	9.5	15.6	13.1
Derivative hedging gain (loss)	4.0	6.3	(1.3)	3.0
Total other comprehensive loss, net of tax	(48.5)	(68.4)	(114.3)	(43.9)

COMPREHENSIVE INCOME (1)	$85.7	$53.9	$222.5	$281.9

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266.2	$199.4
Accounts receivable, net	1,171.3	1,248.2
Inventories, net	898.8	708.5
Deferred income taxes	133.6	134.4
Prepaid expenses and other	116.5	136.1
TOTAL CURRENT ASSETS	2,586.4	2,426.6
PROPERTY, PLANT AND EQUIPMENT, NET	594.1	559.1
GOODWILL	2,495.5	2,546.0
OTHER INTANGIBLE ASSETS, NET	860.1	887.2
OTHER ASSETS	257.8	262.2
TOTAL ASSETS	$6,793.9	$6,681.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$679.3	$674.1
Accrued compensation	164.2	159.9
Other accrued liabilities	660.3	659.3
Short-term debt	631.4	390.7
Current portion of long-term debt	6.0	6.7
TOTAL CURRENT LIABILITIES	2,141.2	1,890.7
LONG-TERM DEBT	2,097.0	2,084.5
DEFERRED INCOME TAXES	256.0	220.4
OTHER NONCURRENT LIABILITIES	511.4	630.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	287.3	288.7
Outstanding shares, before treasury:
2015 – 287.3
2014 – 288.7
Treasury stock, at cost:	(521.5)	(493.1)
Shares held:
2015 – 20.2
2014 – 19.5
Additional paid-in capital	786.0	739.0
Retained earnings	2,141.7	2,111.2
Accumulated other comprehensive loss	(908.7)	(794.4)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,784.8	1,851.4
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,788.3	1,854.9
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,793.9	$6,681.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$336.8	$325.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128.6	114.4
Net gain from sale of discontinued operations	—	(0.4)
Non-cash restructuring costs	5.2	5.6
Deferred income taxes	14.2	(0.7)
Stock-based compensation expense	22.0	21.3
Other, net	21.7	63.1
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	33.4	(40.9)
Inventories	(240.3)	(111.8)
Accounts payable	24.6	11.6
Accrued liabilities and other	(58.1)	(44.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	288.1	343.3
INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations and noncurrent assets	4.4	8.0
Acquisitions and acquisition-related activity	(3.6)	(312.9)
Capital expenditures	(154.7)	(101.0)
Other	14.2	(2.5)
NET CASH USED IN INVESTING ACTIVITIES	(139.7)	(408.4)
FINANCING ACTIVITIES:
Short-term borrowings, net	241.5	343.1
Repurchase and retirement of shares of common stock	(166.3)	(262.6)
Cash dividends	(155.4)	(136.1)
Excess tax benefits related to stock-based compensation	20.0	7.6
Other stock-based compensation activity, net	(9.4)	45.0
NET CASH USED IN FINANCING ACTIVITIES	(69.6)	(3.0)
Currency rate effect on cash and cash equivalents	(12.0)	(25.6)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66.8	(93.7)
Cash and cash equivalents at beginning of period	199.4	226.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266.2	$132.6
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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 90% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results for the nine months ended September 30, 2015 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-03, but the adoption of ASU 2015-03 is expected to reduce the Company’s long-term assets and long-term debt by approximately $16.5 million upon adoption.
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
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer in a business combination to recognize measurement-period adjustments during the period in which the acquirer determines the amounts, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date, as opposed to retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-16 in the third quarter of 2015, and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial position.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate was intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. The SICAD I and SICAD II rates were in addition to the official rate of 6.3 Bolivars to U.S. Dollar used to settle certain transactions, including the import of essential goods, through the National Center of Foreign Trade (“CENCOEX”). As a result of these changes, an entity could have converted Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of March 31, 2014, were 6.3 (official rate), 10.7 (SICAD I) and 49.8 (SICAD II). The Company analyzed the multiple rates available and the Company's estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, as of March 31, 2014, the Company determined that the SICAD I rate was the most appropriate rate to use for remeasurement. Therefore, as of March 31, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 10.7 Bolivars per U.S. Dollar. As of September 30, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 12.0 Bolivars per U.S. Dollar, which was the SICAD I rate on that date. The Company recorded charges of $6.9 million and $45.6 million for the three and nine months ended September 30, 2014, respectively, based on the decline in value of the net monetary assets of its Venezuelan operations that were denominated in Bolivars, which included a foreign exchange loss of $38.7 million upon adoption of the SICAD I rate during the first quarter of 2014.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar was expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were SICAD auctions conducted during the nine months ended September 30 2015, and the exchange rate in the last SICAD auction was 13.5 Bolivars per U.S. Dollar.  The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants, and as of September 30, 2015, the SIMADI exchange rate was 199.0 Bolivars per U.S. Dollar. The Company last participated in a SICAD auction in the fourth quarter of 2014. The Company remeasures its Venezuelan operation’s financial results at the rate at which it expects to settle future transactions and remit future dividends which, based on the advice of legal counsel, is currently the SICAD rate. As a result, the Company used the exchange rate applicable in the last SICAD auction of 13.5 Bolivars per U.S. Dollar to remeasure the balance sheet of its Venezuelan operations as of September 30, 2015. As a result, the Company recorded a foreign exchange loss of $4.5 million and $9.2 million during the three and nine months ended September 30, 2015, respectively, based on the change in the applicable exchange rate for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars.

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
As of September 30, 2015, the Company’s Venezuelan operations had $82.8 million in Bolivar-denominated net monetary assets, comprised of $78.2 million of cash and cash equivalents, $11.2 million of accounts receivable, $13.5 million of other assets and $20.1 million of trade liabilities. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. The Company’s nonmonetary and U.S. Dollar net assets in Venezuela totaled $28.2 million, including $6.2 million of fixed assets and $23.2 million of inventory. During the nine months ended September 30, 2015 and 2014, the Company’s Venezuelan operations generated 2.4% and 1.8% of consolidated net sales, respectively, using the applicable exchange rate for each period (CENCOEX for the three months ended March 31, 2014 and SICAD for the six months ended September 30, 2014 and nine months ended September 30, 2015).
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

Footnote 2 — Acquisitions
Ignite
On September 4, 2014, the Company acquired 100% of Ignite Holdings, LLC (“Ignite”) for $313.1 million, which is net of $7.2 million of cash acquired. The Ignite acquisition was accounted for using the purchase method of accounting. The Company has allocated $18.1 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $143.4 million as goodwill. Approximately $105.5 million of the goodwill is expected to be tax deductible. Ignite’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $52.1 million and $131.6 million for the three and nine months ended September 30, 2015, respectively, and $9.0 million of net sales for the three and nine months ended September 30, 2014. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.

bubba
On October 22, 2014, the Company acquired substantially all of the assets of bubba brands, inc. (“bubba”) for $82.4 million. The bubba acquisition was accounted for using the purchase method of accounting. The Company has allocated $10.1 million of the purchase price to identified tangible and monetary net assets and $41.0 million to identified intangible assets. The Company has recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $31.3 million as goodwill. All of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. bubba’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $12.1 million and $36.2 million for the three and nine months ended September 30, 2015, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
Baby Jogger
On December 15, 2014, the Company acquired 100% of Baby Jogger Holdings, Inc. (“Baby Jogger”) for net cash consideration of $210.1 million. The Baby Jogger acquisition was accounted for using the purchase method of accounting. Based on the preliminary purchase price allocation, which is subject to change while the Company finalizes a final third-party valuation, the Company allocated $14.6 million of the purchase price to identified tangible and monetary net assets, $25.8 million to deferred tax liabilities and $136.0 million to identified intangible assets. Approximately $112.0 million was allocated to an indefinite-lived intangible asset, and approximately $24.0 million was allocated to definite-lived intangible assets with a weighted-average life of 5 years. The indefinite-lived intangible asset represents the acquired Baby Jogger trade name and the acquired City Mini® and City Select® sub-brands. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $85.3 million as goodwill. Approximately $27.9 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for certain contractual obligations and other matters. Baby Jogger’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $19.6 million and $63.2 million for the three and nine months ended September 30, 2015, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The Company incurred $1.7 million and $6.3 million of acquisition and integration costs associated with the Ignite, bubba and Baby Jogger acquisitions during the three and nine months ended September 30, 2015, respectively, and incurred $3.1 million of acquisition and integration costs for the Ignite acquisition during the three and nine months ended September 30, 2014. For the three months ended September 30, 2015, $0.5 million is included in selling, general and administrative expenses and $1.2 million is included in restructuring costs in the Company’s Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2015, $1.6 million of the acquisition and integration costs is included in cost of products sold, $1.7 million is included in selling, general and administrative expenses and $3.0 million is included in restructuring costs in the Company’s Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2014, the $3.1 million of acquisition and integration costs are included in selling, general and administrative expenses.
The pro forma net sales for the three and nine months ended September 30, 2014 as if the Ignite, bubba and Baby Jogger acquisitions occurred on January 1, 2014 are $1.56 billion and $4.41 billion, respectively. The pro forma net income and earnings per share for the three and nine months ended September 30, 2014 reflecting the inclusion of the acquisitions, individually and in the aggregate, as if such acquisitions occurred on January 1, 2014 would not be materially different than reported results for the three and nine months ended September 30, 2014 and therefore are not presented.

Footnote 3 — Discontinued Operations and Divestitures
During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary electrics and retail businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company entered into an agreement to sell Endicia for an estimated sale price of $215.0 million, subject to customary working capital adjustments. The closing of the transaction is expected to occur in November 2015. The net assets of the Endicia business at September 30, 2015 were $44.6 million, primarily representing goodwill of Endicia. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses.

The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$16.2	$19.3	$48.5	$60.1
Income (loss) from discontinued operations before income taxes	$0.4	$0.3	$(3.5)	$0.3
Income tax expense (benefit)	0.2	(0.1)	(1.3)	0.3
Income (loss) from discontinued operations	0.2	0.4	(2.2)	—
Net (loss) gain from sale of discontinued operations, net of tax	—	(1.0)	—	2.1
Income (loss) from discontinued operations, net of tax	$0.2	$(0.6)	$(2.2)	$2.1
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which is focused on optimizing nurse work flow and medical records processing in hospitals and was included in the Commercial Products segment. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The Company retained the accounts receivable of the business. The consideration exchanged was not material. The Rubbermaid medical cart business did not qualify as discontinued operations, so the Company continued to include the business in continuing operations until the business was sold. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014 and net sales of $3.8 million and $26.5 million for the three and nine months ended September 30, 2015, respectively.
In October 2015, the Company announced its intention to divest the Levolor® and Kirsch® window coverings brands (“Décor”). The Décor business does not qualify as discontinued operations pursuant to the guidance in ASU 2014-08, so the Company has continued to report the Décor business in continuing operations as part of the Home Solutions segment. The Décor business generated approximately 5.5% of the Company’s consolidated net sales for the year ended December 31, 2014 and net sales of $82.7 million and $233.3 million for the three and nine months ended September 30, 2015, respectively.

Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the nine months ended September 30, 2015, the Company repurchased 4.2 million shares pursuant to the SRP for $166.3 million, and such shares were immediately retired. Since the commencement of the SRP through September 30, 2015, the Company has repurchased and retired 28.6 million shares at an aggregate cost of $786.7 million. As of September 30, 2015, the Company had $270.0 million available under the SRP for future repurchases.

The following tables display the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2015 and 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
Other comprehensive (loss) income before reclassifications (2)	(128.6)	3.5	5.6	(119.5)
Amounts reclassified to earnings	—	12.1	(6.9)	5.2
Net current period other comprehensive (loss) income	(128.6)	15.6	(1.3)	(114.3)
Balance at September 30, 2015	$(416.4)	$(496.1)	$3.8	$(908.7)

(1)	Includes foreign exchange losses of $16.9 million arising during the nine months ended September 30, 2015 associated with intercompany loans designated as long-term.
(2) Other comprehensive (loss) income before reclassifications for derivatives is net of tax effects of $3.7 million that had the effect of reducing equity.

	Foreign Currency Translation Loss (3)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive (loss) income before reclassifications (4)	(60.0)	2.0	4.0	(54.0)
Amounts reclassified to earnings	—	11.1	(1.0)	10.1
Net current period other comprehensive (loss) income	(60.0)	13.1	3.0	(43.9)
Balance at September 30, 2014	$(221.5)	$(470.2)	$2.6	$(689.1)

(3)	Includes foreign exchange losses of $18.1 million arising during the nine months ended September 30, 2014 associated with intercompany loans designated as long-term.
(4) Other comprehensive (loss) income before reclassifications for derivatives is net of tax effects of $1.6 million that had the effect of reducing equity.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.7)	$(1.6)	$(5.1)	$(4.8)	(1)
Actuarial loss	7.4	6.8	22.2	20.7	(1)
Total before tax	5.7	5.2	17.1	15.9
Tax effect	(1.5)	(1.6)	(5.0)	(4.8)
Net of tax	$4.2	$3.6	$12.1	$11.1
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(4.8)	$(0.2)	$(13.1)	$(2.6)	Cost of products sold
Cross-currency interest rate swaps on intercompany borrowings	2.0	—	2.0	—	Other expense, net
Forward exchange contracts on intercompany borrowings	0.2	—	0.2	—	Other expense, net
Forward interest rate swaps	0.2	0.1	0.6	0.5	Interest expense, net
Total before tax	(2.4)	(0.1)	(10.3)	(2.1)
Tax effect	1.3	—	3.4	1.1
Net of tax	$(1.1)	$(0.1)	$(6.9)	$(1.0)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014. See Footnote 9 for further details.

Footnote 5 — Restructuring Costs
Project Renewal
On April 29, 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”), a program initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to the program, the Company eliminated its operating groups and consolidated 13 global business units into three operating groups that manage five operating segments. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Writing segment; and (iv) further streamlining its distribution and transportation functions.  Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions, and rationalize the Company’s real estate portfolio.

In connection with the April 2015 Expansion, the Company expects to incur approximately $150.0 million of additional costs, including cash costs of approximately $135.0 million. The additional costs include pretax restructuring charges in the range of approximately $125.0 million to $135.0 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits, including costs associated with relocating the Company’s headquarters within Atlanta, Georgia.

Cumulative costs of the expanded Project Renewal are now expected to be approximately $690.0 million to $725.0 million pretax, with cash costs of approximately $645.0 million to $675.0 million. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception Through
	2015	2014	2015	2014	September 30, 2015
Facility and other exit costs, including impairments	$5.5	$1.9	$5.2	$4.7	$26.1
Employee severance, termination benefits and relocation costs	11.8	10.3	40.0	27.4	206.1
Exited contractual commitments and other	2.5	7.5	13.4	12.4	62.4
	$19.8	$19.7	$58.6	$44.5	$294.6
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2015 (in millions):

	December 31, 2014			September 30, 2015
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$5.2	$(5.2)	$—
Employee severance, termination benefits and relocation costs	22.8	40.0	(19.8)	43.0
Exited contractual commitments and other	17.5	13.4	(15.1)	15.8
	$40.3	$58.6	$(40.1)	$58.8
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2015 aggregated by reportable business segment (in millions):

	December 31, 2014			September 30, 2015
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$9.7	$10.4	$(5.1)	$15.0
Home Solutions	1.0	4.3	(1.0)	4.3
Tools	0.5	2.9	(1.8)	1.6
Commercial Products	5.1	1.9	(3.0)	4.0
Baby & Parenting	2.2	0.6	(2.6)	0.2
Corporate (including discontinued operations)	21.8	38.5	(26.6)	33.7
	$40.3	$58.6	$(40.1)	$58.8

The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2015	2014	2015	2014
Writing	$6.8	$6.3	$10.4	$8.1
Home Solutions(1)	(0.6)	—	4.5	1.0
Tools	2.1	1.6	2.9	3.2
Commercial Products	0.8	0.7	1.9	3.4
Baby & Parenting (1)	1.3	—	3.4	0.2
Corporate(2)	10.6	11.1	38.5	27.3
	$21.0	$19.7	$61.6	$43.2

(1)
Includes $0.2 million of restructuring costs in the Home Solutions segment associated with the integration of Ignite and bubba for the nine months ended September 30, 2015 and $1.2 million and $2.8 million of restructuring costs for the three and nine months ended September 30, 2015, respectively, in the Baby & Parenting segment associated with the integration of Baby Jogger.

(2)	Includes adjustments of $1.3 million in Corporate for the nine months ended September 30, 2014 relating to previous restructuring projects that had the impact of decreasing restructuring costs.
Cash paid for all restructuring activities (including discontinued operations) was $11.2 million and $41.4 million for the three and nine months ended September 30, 2015, respectively, and $12.2 million and $61.7 million for the three and nine months ended September 30, 2014, respectively.

Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2015	December 31, 2014
Materials and supplies	$121.9	$117.9
Work in process	129.5	104.5
Finished products	647.4	486.1
	$898.8	$708.5

Footnote 7 — Debt
The following is a summary of outstanding debt (in millions):

	September 30, 2015	December 31, 2014
Medium-term notes	$2,101.9	$2,089.5
Commercial paper	236.9	28.0
Receivables facility	375.0	350.0
Other debt	20.6	14.4
Total debt	2,734.4	2,481.9
Short-term debt	(631.4)	(390.7)
Current portion of long-term debt	(6.0)	(6.7)
Long-term debt	$2,097.0	$2,084.5
Interest Rate Swaps
As of September 30, 2015, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at September 30, 2015 and December 31, 2014 include mark-to-market adjustments of $4.8 million and $11.8 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing and decreasing the reported values of the medium-term notes, respectively. Compared to the stated rates of the underlying medium-term notes, the effect of interest rate swaps, including amortization of settled interest rate swaps and outstanding cross-currency interest rate swaps on intercompany financing arrangements, had the effect of reducing interest expense by $4.3 million and $3.4 million during the three months ended September 30, 2015 and 2014, respectively, and by $10.9 million and $10.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Medium-term Notes
In October 2015, the Company completed the offering and sale of $600.0 million of unsecured senior notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 (the “2018 Notes”) and $300.0 million aggregate principal amount of 3.90% notes due 2025 (the “2025 Notes” and, together with the 2018 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $594.5 million, which were used for the acquisition of Elmer’s Products, Inc. and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. All or any portion of the 2018 Notes may be redeemed by the Company at any time, and all or any portion of the 2025 Notes may be redeemed at any time prior to August 1, 2025 (the date three months prior to the maturity date of the 2025 Notes) at a redemption price plus accrued and unpaid interest to the date of redemption. The 2018 Notes’ redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption at a specified rate. The 2025 Notes’ redemption price prior to August 1, 2025 is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon as if the 2025 Notes matured on August 1, 2025 (not including any portion of any payments of interest accrued through the date of the redemption) discounted to the date of redemption at a specified rate; and on or after August 1, 2025, at 100% of the principal; plus, in each case, accrued and unpaid interest on the notes being redeemed to the redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase.
Receivables-Related Borrowings
In August 2015, the Company extended the expiration date of its receivables facility to August 2016 and expanded the available borrowings to up to $400.0 million (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its Condensed Consolidated Financial Statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of September 30, 2015. The financing subsidiary owned $745.3 million of outstanding accounts receivable as of September 30, 2015, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015. The Company had $375.0 million of outstanding borrowings under the Receivables Facility as of September 30, 2015.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of September 30, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company was in compliance with the covenants under the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of September 30, 2015 and December 31, 2014, the Company had outstanding commercial paper obligations of $236.9 million and $28.0 million, respectively.

Footnote 8 — Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company primarily uses derivatives to manage its interest rate exposure, to achieve a desired proportion of variable and fixed-rate debt, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and to manage changes in fair value resulting from changes in foreign currency exchange rates. The Company does not use derivative instruments for speculative or trading purposes.
Fair Value Hedges-Interest Rate Swap Agreements
The Company enters into interest rate swap agreements related to existing debt obligations with initial maturities ranging from five to ten years. The Company’s interest rate swap agreements have the economic effect of modifying the fixed interest obligations associated with approximately $596.0 million of the medium-term notes so that the interest payable on these medium-term notes effectively became variable. The Company uses these interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. The critical terms of the interest rate swap agreements match the critical terms of the medium-term notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. These transactions are characterized as fair value hedges for financial accounting purposes because they protect the Company against changes in the fair values of certain fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amounts included in other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amount included in Current Portion of Long-term Debt and Long-term Debt. The periodic interest settlements for the interest rate swap agreements are recorded as interest expense and are included as a part of cash flows from operating activities.

Cash Flow Hedges-Forward Interest Rate Swaps
The Company also uses derivatives to hedge interest rates on anticipated issuances of medium-term notes occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated issuances of medium-term notes. These derivatives are designated as cash flow hedges. The changes in fair values of these instruments are recognized in other comprehensive income (loss), and after the medium-term notes are issued and the derivative instruments are settled, the amount in other comprehensive income (loss) is amortized to interest expense in the Condensed Consolidated Statements of Operations over the term of the related medium-term notes. The cash paid or received from the settlement of forward interest rate swaps is included in cash flows from operating activities.
Cash Flow Hedges-Cross-Currency Swap Agreements
The Company’s foreign exchange risk management policy emphasizes hedging foreign currency intercompany financing activities with derivatives with maturity dates of three years or less. The Company uses derivative instruments, such as cross-currency swap agreements, to hedge currency risk associated with foreign currency-denominated assets and liabilities associated with intercompany financing activities. In connection with intercompany financing arrangements entered into in April 2015, the Company entered into two cross-currency swap agreements to manage the related foreign currency exchange risk of the intercompany financing arrangements. As of September 30, 2015, the notional value of outstanding cross-currency interest rate swaps was $191.6 million, and the cross-currency swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The cross-currency swap agreements have been designated as qualifying hedging instruments and are accounted for as cash flow hedges. The critical terms of the cross-currency swap agreements correspond to the terms of the intercompany financing arrangements, including the annual principal and interest payments being hedged, and the cross-currency swap agreements mature at the same time as the intercompany financing arrangements.
The Company uses the hypothetical derivative method to measure the effectiveness of its cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets and an amount is reclassified out of accumulated other comprehensive income (loss) into other expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to other expense, net. The Company evaluates the effectiveness of its cross-currency swap agreements on a quarterly basis, and the Company did not record any ineffectiveness for the nine months ended September 30, 2015. The cash flows related to the cross-currency swap agreements, including amounts related to the periodic interest settlements and the principal balances, will be included in cash flows from operating activities.
Cash Flow Hedges-Foreign Currency Forward Contracts
The Company’s foreign exchange risk management policy generally emphasizes hedging certain transaction exposures of 18-month durations or less. The Company transacts business in various foreign currencies and periodically enters into primarily foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures, and the Company has designated such instruments as hedges of probable forecasted foreign currency denominated sales or purchases. As of September 30, 2015, the notional amounts of the forward contracts held to purchase U.S. Dollars in exchange for other major international currencies was $174.4 million, and the notional amounts of additional forward contracts held to buy and sell international currencies were $41.3 million. The net gains (losses) related to these forward contracts are included in accumulated other comprehensive income (loss) until the hedged transaction occurs or when the hedged transaction is no longer probable of occurring. The net gains (losses) in accumulated other comprehensive income (loss) are generally reclassified to cost of products sold in the Condensed Consolidated Statements of Operations because the forward currency contracts generally hedge purchases of inventory. The cash flows related to these foreign currency contracts are included in cash flows from operating activities.
Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third party transactions in U.S. Dollars.
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the nine months ended September 30, 2015 and 2014.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Other assets	$6.0	$—	Other noncurrent liabilities	$1.2	$11.8
Cross-currency interest rate swaps	Other assets	2.2	—	Other noncurrent liabilities	5.1	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	7.2	7.7	Other accrued liabilities	0.7	0.4
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.2	—	Other accrued liabilities	0.4	—
Total assets		$15.6	$7.7	Total liabilities	$7.4	$12.2
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2015 and December 31, 2014.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense, net	$17.5	$(5.3)	$16.6	$8.2
Fixed-rate debt	Interest expense, net	$(17.5)	$5.3	$(16.6)	$(8.2)
The Company did not realize any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2015 and 2014.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$4.8	$0.2	$13.1	$2.6
Cross-currency interest rate swaps on intercompany borrowings	Other expense, net	(2.0)	—	(2.0)	—
Foreign exchange contracts on intercompany borrowings	Other expense, net	(0.2)	—	(0.2)	0.1
Forward interest rate swaps	Interest expense, net	(0.2)	(0.1)	(0.6)	(0.5)
		$2.4	$0.1	$10.3	$2.2

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign exchange contracts on inventory-related purchases	$8.3	$7.9	$12.3	$5.5
Cross-currency interest rate swaps on intercompany borrowings	(6.0)	—	(2.9)	—
Foreign exchange contracts on intercompany borrowings	(1.4)	2.2	0.5	2.3
	$0.9	$10.1	$9.9	$7.8

The Company did not realize any ineffectiveness related to cash flow hedges during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the Company expects to reclassify net pretax gains of $5.6 million from AOCI into earnings during the next 12 months.

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

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months end September 30, (in millions):

	U.S.		International
	2015	2014	2015	2014
Service cost-benefits earned during the period	$2.4	$3.0	$4.5	$4.5
Interest cost on projected benefit obligation	30.9	33.8	15.0	19.2
Expected return on plan assets	(43.2)	(43.1)	(17.1)	(20.1)
Amortization of prior service cost, actuarial loss and other	20.4	18.3	2.7	2.4
Net periodic pension cost	$10.5	$12.0	$5.1	$6.0

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost-benefits earned during the period	$0.1	$0.2	$0.3	$0.8
Interest cost on projected benefit obligation	0.8	1.2	2.4	3.6
Amortization of prior service benefit and actuarial gains	(1.9)	(1.6)	(5.7)	(4.8)
Net other postretirement benefit cost (benefit)	$(1.0)	$(0.2)	$(3.0)	$(0.4)

The Company made cash contributions to the Company-sponsored profit sharing plan of $16.4 million and $16.1 million during the nine months ended September 30, 2015 and 2014, respectively. The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015.

In September 2015, the Company commenced an offer to approximately3,300 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees have the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2015. The benefit obligation associated with these former employees is approximately $120 million, equivalent to approximately 13% of the Company’s benefit obligation for its U.S. tax-qualified pension plan. The cash payments to those electing the lump sum distribution will be made from the pension plan assets. Therefore, the lump sum payment offer will not impact the Company’s cash flow. Based on the acceptance rate of the offer to date, the Company will be required to recognize a non-cash settlement charge in the fourth quarter of 2015. The Company will not be able to determine the precise amount of the fourth quarter charge until the offer is completed.

Footnote 10 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.
The Company’s effective tax rate for the nine months ended September 30, 2015 is impacted by the geographical mix of earnings, the strengthening of the U.S. Dollar against foreign currencies and tax benefits from the impact of increased foreign tax credits. The Company’s effective tax rate for the nine months ended September 30, 2014 included tax benefits of $17.1 million related to the reduction of the valuation allowance related to certain net deferred tax assets of its international operations and $11.2 million related to the resolution of certain tax contingencies.

Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations	$134.0	$122.9	$339.0	$323.7
Income (loss) from discontinued operations	0.2	(0.6)	(2.2)	2.1
Net income	$134.2	$122.3	$336.8	$325.8
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.1	0.1
Net income for basic and diluted earnings per share	$134.3	$122.4	$336.9	$325.9
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	267.5	271.7	268.2	275.3
Share-based payment awards classified as participating securities	1.3	1.8	1.4	1.9
Denominator for basic earnings per share	268.8	273.5	269.6	277.2
Dilutive securities (1)	2.2	2.9	2.2	2.7
Denominator for diluted earnings per share	271.0	276.4	271.8	279.9
Basic earnings per share:
Income from continuing operations	$0.50	$0.45	$1.26	$1.17
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.50	$0.45	$1.25	$1.18
Diluted earnings per share:
Income from continuing operations	$0.49	$0.44	$1.25	$1.16
Income (loss) from discontinued operations	$—	$—	$(0.01)	$0.01
Net income	$0.50	$0.44	$1.24	$1.16

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 0.3 million stock options for the nine months ended September 30, 2014, because such options were anti-dilutive. The weighted-average shares outstanding for the nine months ended September 30, 2015 exclude the weighted average effect of 0.2 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 12 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $7.9 million and $6.8 million of pretax stock-based compensation expense during the three months ended September 30, 2015 and 2014, respectively, and $22.0 million and $21.3 million during the nine months ended September 30, 2015 and 2014, respectively.
The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the nine months ended September 30, 2015 (in millions, except weighted-average exercise prices):

	Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2014	2.6	$19	$49.1
Exercised	(0.9)	20
Outstanding at September 30, 2015	1.7	$18	$34.6

The following table summarizes the changes in the number of outstanding restricted stock units for the nine months ended September 30, 2015 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	3.7	$26
Granted	1.0	40
Vested	(1.4)	20
Forfeited	(0.4)	30
Outstanding at September 30, 2015	2.9	$33

During the nine months ended September 30, 2015, the Company awarded 0.6 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified performance or market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified performance, market and service conditions. As of September 30, 2015, 1.7 million PSUs were outstanding, and based on performance through September 30, 2015, recipients of PSUs would be entitled to approximately 2.8 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$9.9	$4.4	$5.5	$—
Interest rate swaps	6.0	—	6.0	—
Cross-currency interest rate swaps	2.2	—	2.2	—
Foreign currency derivatives	7.4	—	7.4	—
Total	$25.5	$4.4	$21.1	$—
Liabilities
Interest rate swaps	$1.2	$—	$1.2	$—
Cross-currency interest rate swaps	5.1	—	5.1	—
Foreign currency derivatives	1.1	—	1.1	—
Total	$7.4	$—	$7.4	$—

Fair Value as of December 31, 2014
Assets
Investment securities, including mutual funds (1)	$21.5	$4.6	$16.9	$—
Foreign currency derivatives	7.7	—	7.7	—
Total	$29.2	$4.6	$24.6	$—
Liabilities
Interest rate swaps	$11.8	$—	$11.8	$—
Foreign currency derivatives	0.4	—	0.4	—
Total	$12.2	$—	$12.2	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($0.5 million and $8.4 million as of September 30, 2015 and December 31, 2014, respectively) and other assets ($9.4 million and $13.1 million as of September 30, 2015 and December 31, 2014, respectively).

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

During the three months ended September 30, 2015, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets and concluded that no material impairment charges were necessary. In testing goodwill and indefinite-lived intangible assets for impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units and indefinite-lived intangible assets, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger impairment charges.
During the nine months ended September 30, 2015, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	September 30, 2015		December 31, 2014
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$2,169.9	$2,101.9	$2,154.4	$2,089.5

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products, hygiene systems, material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

During 2014, the Company’s Endicia®and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. As a result of these changes, the segment information in this footnote and Footnote 5 pertaining to restructuring have been presented to reflect the impacts of classifying Endicia and the Culinary electrics and retail businesses as discontinued operations.

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Sales (1)
Writing	$459.5	$453.2	$1,297.2	$1,290.7
Home Solutions	459.4	417.0	1,262.4	1,116.8
Tools	196.7	214.8	582.3	624.9
Commercial Products	206.8	218.0	602.6	624.1
Baby & Parenting	207.6	181.5	610.4	544.5
	$1,530.0	$1,484.5	$4,354.9	$4,201.0
Operating Income (Loss) (2)
Writing	$114.1	$108.3	$329.0	$313.5
Home Solutions	76.0	60.9	183.2	136.4
Tools	20.5	22.1	66.1	73.4
Commercial Products	29.5	27.5	75.4	77.5
Baby & Parenting	10.2	8.2	27.4	25.8
Restructuring costs	(21.0)	(19.7)	(61.6)	(43.2)
Corporate	(42.7)	(34.1)	(120.0)	(92.2)
	$186.6	$173.2	$499.5	$491.2

	September 30, 2015	December 31, 2014
Identifiable Assets
Writing	$988.3	$981.9
Home Solutions	900.3	806.4
Tools	610.4	605.0
Commercial Products	350.0	375.1
Baby & Parenting	497.9	481.0
Corporate (3)	3,447.0	3,431.7
	$6,793.9	$6,681.1
Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net Sales (1), (4)
United States	$1,118.5	$1,034.3	$3,153.2	$2,884.1
Canada	65.9	79.0	180.5	208.9
Total North America	1,184.4	1,113.3	3,333.7	3,093.0
Europe, Middle East and Africa	143.1	156.1	437.7	508.3
Latin America	109.6	116.0	313.6	310.8
Asia Pacific	92.9	99.1	269.9	288.9
Total International	345.6	371.2	1,021.2	1,108.0
	$1,530.0	$1,484.5	$4,354.9	$4,201.0
Operating Income (2), (5)
United States	$143.0	$127.3	$373.0	$350.8
Canada	16.9	16.6	37.4	45.9
Total North America	159.9	143.9	410.4	396.7
Europe, Middle East and Africa	11.3	13.8	46.2	51.1
Latin America	11.9	13.6	36.2	33.6
Asia Pacific	3.5	1.9	6.7	9.8
Total International	26.7	29.3	89.1	94.5
	$186.6	$173.2	$499.5	$491.2

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.6% and 12.7% of consolidated net sales in the three months ended September 30, 2015 and 2014, respectively, and approximately 11.5% and 11.0% of consolidated net sales in the nine months ended September 30, 2015 and 2014, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Restructuring Costs
United States	$16.4	$9.9	$34.1	$22.7
Canada	(0.6)	1.8	3.9	1.9
Total North America	15.8	11.7	38.0	24.6
Europe, Middle East and Africa	3.1	4.8	17.8	13.5
Latin America	0.2	0.6	0.8	0.9
Asia Pacific	1.9	2.6	5.0	4.2
Total International	5.2	8.0	23.6	18.6
	$21.0	$19.7	$61.6	$43.2

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	September 30, 2015	December 31, 2014
Customer accruals	$283.9	$316.0
Accruals for manufacturing, marketing and freight expenses	88.2	86.1
Accrued self-insurance liabilities	59.0	55.8
Accrued pension, defined contribution and other postretirement benefits	33.4	36.6
Accrued contingencies, primarily legal, environmental and warranty	24.4	27.8
Accrued restructuring (See Footnote 5)	64.3	46.1
Other	107.1	90.9
Other accrued liabilities	$660.3	$659.3
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $37.2 million and $33.6 million as of September 30, 2015 and December 31, 2014, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid in the three months ended June 30, 2015. With respect to the $7.0 million required to be spent over five years, the Company has spent approximately $0.2 million to date. The Company recorded the $10.0 million of costs associated with the consent order in the three months ended March 31, 2015.
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
The Company’s estimate of environmental response costs associated with these matters as of September 30, 2015 ranged between $22.8 million and $28.4 million. As of September 30, 2015, the Company had a reserve of $23.6 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $17.4 million by applying a 5% discount rate to undiscounted obligations of $24.4 million.
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

Footnote 17 — Subsequent Event

On October 5, 2015, the Company entered into a definitive agreement to acquire Elmer’s Products, Inc. (“Elmer’s”) from an affiliate of Berwind Corporation, a family owned investment company, for a purchase price of $600.0 million, subject to customary working capital adjustments. The acquisition closed on October 22, 2015, and the purchase price was financed through the issuance of $600.0 million of unsecured senior medium-term notes (see Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information regarding the issuance of the notes). Elmer’s is a provider of activity-based adhesive and cutting products and will be included in the Writing segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Newell Rubbermaid’s (the “Company,” “we,” “us” or “our”) consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
Business Strategy
We are executing our Growth Game Plan, which is our strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of our brands. We consider the changes being implemented in the execution of the Growth Game Plan to be key enablers to building a bigger, faster-growing, more global and more profitable company.
The Growth Game Plan encompasses the following aspects:
The Newell Way
The Newell Way is a set of behaviors that involve putting our consumers first in everything we do because our brands are designed to help consumers achieve more in life. The ambition is to become a consumer-centric company with consumer-led innovation, where the consumer is centric in every decision we make. When our consumers benefit, all of our other constituents benefit, including our customers, our employees and our investors.
Growth is our key to success and is the energy that powers the Company. We aim to be more invested than our competitors in creating meaningful connections that drive growth with our consumers, customers, suppliers, employees and communities. The Newell Way and the Company’s Leading Big learning program are designed to build exceptional leadership at every level in the organization that will accelerate the Company’s performance and drive its transformation forward.
The Newell Way is not simply a means to improve business results; it is a means to improve personal results. We do what we say we are going to do and execute with E.D.G.E. - Every Day Great Execution. We will execute using the key tenets of The Newell Way to guide our decisions, with the aim of making the Company one of the preeminent consumer-led brand companies in the world.
Where To Play
Win Bigger - Deploying resources to businesses and regions with higher growth opportunities through investments in innovation, brand support and geographic expansion. Our Win Bigger businesses include Writing & Creative Expression, which is included in the Writing segment, Food & Beverage, which is included in the Home Solutions segment, and the Tools and Commercial Products segments.
Win Where We Are - Optimizing the performance of businesses and brands in existing markets by investing in innovation and brand support to increase market share and reducing structural spend within the existing geographic footprint. Our Win Where We Are businesses include all businesses in the Home Solutions segment other than Food & Beverage, the Baby & Parenting segment, and the Labeling and Fine Writing businesses in the Writing segment.
5 Ways To Win

•	Make Our Brands Really Matter — Building an innovation engine, developing outstanding brand communications and winning with superior product design and performance.

•	Build An Execution Powerhouse — Transforming our supply chain and becoming a partner of choice to our customers.

•	Unlock Trapped Capacity For Growth — Eliminating complexity and establishing and developing an operating rhythm and information strategy to support growth.

•	Develop The Team For Growth — Building a community of leaders and focusing the organization on a performance-based culture and learning & development.

•	Extend Beyond Our Borders — Create and develop local teams in developing markets to build consumer insights and build the business locally.
The Company’s transformation efforts in driving the Growth Game Plan into action began in late 2011 and are being implemented over a multi-year period in three phases, which are outlined below.

•	Delivery Phase — Execution during this phase included implementing structural changes in the organization while ensuring consistent execution and delivery.

•
Strategic Phase — Continued consistent execution and delivery while simultaneously shaping the future through increased brand investment and bringing capabilities to speed in order to propel the Growth Game Plan into action.

•
Acceleration Phase — Expand investments behind Win Bigger businesses to drive increased sales and margin expansion, which creates additional resources for further brand investment, while also remaining focused on consistent execution and delivery.

During 2015, the Company has executed and plans on continuing to execute against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business as we transition to the Acceleration Phase of the Growth Game Plan.
The Company will continue implementing changes to drive the Growth Game Plan strategy into action. These changes are the foundation of Project Renewal and are organized into the following five workstreams:

•
Organizational Simplification: The Company has de-layered its top structure and further consolidated its businesses from nine global business units (“GBUs”) to three operating groups that manage five operating segments.

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
On April 29, 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal is a program initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. The April 2015 Expansion is expected to generate annualized incremental cost savings of approximately $150 million when fully implemented by the end of 2017. Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. A large portion of the incremental savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the April 2015 Expansion, the Company expects to incur $150.0 million of additional costs. As a result, the cumulative costs of Project Renewal are expected to be approximately $690 to $725 million, of which approximately $645 to $675 million are expected to be cash costs. Project Renewal is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017.

Organizational Structure
The Company is driving the Growth Game Plan into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five operating segments and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products, hygiene systems, material handling solutions
Baby & Parenting	Graco®, Baby Jobber®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

Between September 2014 and December 31, 2014, the Company completed the acquisitions of Ignite Holdings, LLC (“Ignite”) and Baby Jogger Holdings, Inc. (“Baby Jogger”) and acquired substantially all of the assets of bubba brands, inc. (“bubba”). Ignite and bubba are included in the Home Solutions segment, and Baby Jogger is included in the Baby & Parenting segment. The results of operations of these acquired businesses are included in the Company’s results of operations beginning on their respective acquisition dates.

During the three months ended September 30, 2014, the Company determined that its Endicia® and Culinary electrics and retail businesses did not align with the Company’s long-term growth plans and initiated plans to sell these businesses. Accordingly, Endicia and the Culinary electrics and retail businesses were classified as discontinued operations based on the commitment to sell these businesses, and the results of operations of these businesses have been classified as discontinued operations for all periods presented. Endicia was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. During the three months ended March 31, 2015, the Company announced it entered into an agreement to sell Endicia for an estimated sale price of $215.0 million, subject to customary working capital adjustments. The closing of the transaction is expected to occur in November 2015. During the three months ended March 31, 2015, the Company ceased operations in its Culinary electrics and retail businesses.
In May 2015, the Company announced its intention to divest the Rubbermaid medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals and was included in the Commercial Products segment. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The Company determined the Rubbermaid medical cart business did not qualify as discontinued operations, and as a result, the business was included in the Company’s consolidated results of continuing operations (and the Commercial Products segment) until it was sold in August 2015. The Rubbermaid medical cart business generated approximately 1% of the Company’s consolidated net sales for the year ended December 31, 2014.
In October 2015, the Company initiated a process to divest its Levolor® and Kirsch® window coverings brands (“Décor”). The Décor business is expected to generate approximately $310.0 million in net sales in 2015. Décor will continue to be reported as part of the Home Solutions segment through the sale process. The Company determined Décor did not qualify as discontinued operations, and as a result, Décor will continue to be included in the Company’s consolidated results of continuing operations (and the Home Solutions segment) until the business is sold.

In October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $600.0 million, subject to customary working capital adjustments. Elmer’s, whose brands include Elmer’s®, Krazy Glue® and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. Elmer’s net sales for calendar year 2015 are projected to be approximately $240.0 million. The acquisition will be accounted for using the purchase method of accounting, and accordingly, Elmer’s results of operations will be included in the Company’s statements of operations beginning from the acquisition date. Elmer’s will be reported as part of our Writing segment.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in driving the Growth Game Plan into action during the first nine months of 2015:

•
Core sales, which excludes the impact of changes in foreign currency, acquisitions and planned and completed divestitures, increased 5.2%, excluding a 590 basis point adverse impact from foreign currency, a contribution of 520 basis points from acquisitions and an 80 basis point decline associated with planned and completed divestitures. Core sales grew across all four regions, led by Latin America with strong core sales growth of 30.8%. North America, Asia Pacific and EMEA generated core sales growth of 3.1%, 4.7% and 2.2%, respectively.

The impact of acquisitions includes Ignite up to, but excluding, the month of September, the month the business was acquired in 2014, as well as bubba and Baby Jogger for the entire nine month period. Businesses that have been divested or for which there is a plan to divest the business are excluded from core sales beginning with the quarter in which the Company determines to divest the business. Accordingly, the impact of completed and planned divestitures includes the divested Rubbermaid medical cart business for the entire nine month period and Décor from the beginning of the three month period ended September 30, 2015.
Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2014, to the current and prior year local currency sales amounts, with the difference, after removing the impact of acquisitions and planned and completed divestitures, equal to changes in core sales, and the difference between the change in reported net sales and the change in total constant-currency sales, calculated using the 12-month average exchange rate in 2014, being attributable to currency.

•
Core sales increased 8.7% in the Company’s Win Bigger businesses, which include Writing & Creative Expression in the Writing segment, the Tools and Commercial Products segments and Food & Beverage in the Home Solutions segment.

•
Gross margin was 39.2%, up 40 basis points compared to the prior year period. The improvement was driven by productivity, pricing, the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall and lower input costs (including resin), which more than offset unfavorable foreign currency and sourced good and other input cost inflation. Unfavorable foreign currency resulted in a 160 basis point decrease in gross margin, and the adverse impact of the cost of products sold associated with the Graco product recall in the prior year’s results contributed 30 basis points of improvement.

•
Selling, general and administrative expenses (“SG&A”) increased $51.4 million to $1,146.3 million, due primarily to increased advertising in support of the Company’s brands and innovation, costs associated with the Graco product recall, SG&A of acquired businesses (Ignite, bubba and Baby Jogger) and increased costs associated with Project Renewal transformation initiatives, partially offset by a reduction in overhead costs.

The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands, with a primary focus on advertising in North America and Latin America. During the first nine months of 2015, the Company increased advertising and promotion investments by $29.6 million, representing an incremental 50 basis points as a percentage of net sales. The Company’s investments in brand-building and consumer demand creation and commercialization activities during the first nine months of 2015 included the following:

•	continued advertising campaigns supporting the new line of Sharpie® highlighters called Sharpie Clear View®, which have a unique, see-through tip for more precise highlighting;

•	continued investment in InkJoy® advertising in the North America, Europe and Latin America markets;

•	continued advertising for Mr. Sketch® scented markers in the U.S. market;

•	advertising support behind Dymo® Office, supporting the Why Write campaign in the Europe and U.S. markets;

•	advertising campaigns supporting LunchBlox® Kids, making it easier for parents to pack healthy lunches for kids’ lunch bags;

•	advertising support behind Irwin Brazil’s 240 Cart Tool Box campaign;

•	advertising for Irwin’s Vise-Grip® family of hand tools;

•
continued advertising in North America, China and Brazil for Brute®, Slim Jim® Step-On, RUBBERMAID HYGENTM disposable microfiber, WaveBrake® mop buckets and Maximizer® mops in the Commercial Products segment;

•	advertising for Graco 4Ever® All-in-One convertible car seat; and

•	advertising for the Graco Nautilus® Plus 3-in-1 car seat.
The Company plans to continue increasing advertising in support of its brands to drive growth.

•	The Company continued the execution of Project Renewal, resulting in $58.6 million of restructuring costs in the first nine months of 2015.

•
The Company reported an effective tax rate of 21.2% in the first nine months of 2015, compared to 19.6% in the first nine months of 2014, primarily due to the geographical mix of earnings and the strengthening of the U.S. dollar against foreign currencies offset by tax benefits from the impact of increased foreign tax credits. During 2014, the Company recognized discrete income tax benefits of $11.2 million related to the resolution of certain tax contingencies and $17.1 million of income tax benefits associated with the reduction of valuation allowances on certain international deferred tax assets.

•	The Company repurchased 4.2 million shares of the Company’s common stock pursuant to its share repurchase plan (the “SRP”) for $166.3 million.
Projects and Initiatives
Project Renewal
On April 29, 2015, the Company committed to the April 2015 Expansion. Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.
The April 2015 Expansion is expected to generate annualized incremental overhead cost savings of approximately $150 million when fully implemented by the end of 2017. A large portion of these savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the April 2015 Expansion, the Company expects to incur approximately $150 million of additional costs, including cash costs of approximately $135 million. The additional costs include pretax restructuring charges in the range of $125 to $135 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits.
Cumulative costs of the expanded Project Renewal are now expected to be approximately $690 to $725 million pretax, with cash costs of approximately $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017. The Company achieved its targeted savings of approximately $270 to $325 million by the end of the first half of 2015, having realized annualized savings of approximately $311 million through the second quarter of 2015. To date, the Company has realized annualized savings of approximately $325 million.
Through September 30, 2015, the Company incurred $294.6 million and $126.6 million of restructuring and other project-related costs, respectively. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal.

The following table summarizes the estimated total costs and annualized savings relating to Project Renewal, as well as the actual results through September 30, 2015 (amounts in millions):

	Total Project	Through September 30, 2015	Remaining through December 31, 2017
Cost	$690 - $725	$421	$269 - $304
Savings	$620 - $675	$325	$295 - $350

In the first nine months of 2015, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Initiated plans to relocate the Company’s corporate headquarters from 3 Glenlake Parkway in Atlanta, Georgia, to 6655 Peachtree Dunwoody Road in Atlanta, Georgia in early 2016. The new space will reflect a brand-led, innovative company with headquarters purpose-fit for how employees work today and into the future.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects focused on profitable growth in the region, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. In the first nine months of 2015, the Company initiated a project focused on aligning the sales and marketing capabilities in the region, a project in the Best Cost Finance workstream and a project focused on optimizing the region’s activities and relationships with its sourcing partners.

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

•
The ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including the initiation of projects to reduce the Home Solutions and Tools segments’ manufacturing footprint in North America, to reduce the Baby & Parenting segment’s manufacturing footprint in Asia Pacific and to better align the Writing segment’s worldwide supply chain footprint.

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
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company’s Venezuelan operations are primarily included in the Writing segment. The Company generally imports raw materials into Venezuela and manufactures writing instruments locally. The Company’s Venezuelan operations also import components and finished goods. Generally, purchases of imported products are denominated in U.S. Dollars. The Company has historically used various means, including price increases and productivity initiatives, to offset increased costs due to the impacts of high inflation and currency devaluations. During the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, the Venezuelan operations generated 2.4%, 1.4% and 1.4% of consolidated net sales, respectively. In 2014, the Venezuelan operations generated $30 million of the Company’s reported annual operating income, and the Company estimates its Venezuelan operations will generate approximately $45 million of reported operating income for the year ending December 31, 2015.

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
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar was expected to continue to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were SICAD auctions conducted during the nine months ended September 30, 2015, and the exchange rate in the last SICAD auction was 13.5 Bolivars per U.S. Dollar.  The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants. SIMADI became operational with an initial exchange rate of approximately 170 Bolivars per U.S. Dollar. The SIMADI rate has since increased to 199 Bolivars per U.S. Dollar as of September 30, 2015. There are uncertainties as to how future SICAD auctions will work, and the volume of transactions in the SIMADI market since its inception has been limited. The Company last participated in a SICAD auction in the fourth quarter of 2014.
During 2014, the Company was awarded $7.5 million and $16.0 million via the CENCOEX and SICAD I exchange mechanisms, respectively, which were (or will be) used by the Venezuela business to pay third party and intercompany vendors. Of the $16.0 million of amounts awarded in SICAD I auctions, the Company has $0.7 million unsettled for inventory purchases as of September 30, 2015, and such amount is available for expected future purchases. The Company did not participate in the SICAD II market in 2014. Based on an assessment of the rate at which future transactions could be settled and dividends could legally be paid by the Company’s Venezuela operations during the nine months ended September 30, 2015, the Company used the SICAD rate for the nine months ended September 30, 2015 and used the SICAD rate of 13.5 Bolivars to U.S. Dollar as of September 30, 2015. As a result of declines in the SICAD rate from 12.0 Bolivars to U.S. Dollar at December 31, 2014 to 13.5 Bolivars to U.S. Dollar as of September 30, 2015, the Company recorded charges of $4.5 million and $9.2 million during the three and nine months ended September 30, 2015, respectively, based on the change in the applicable exchange rate for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars.
As of September 30, 2015, the Company’s Venezuelan subsidiary had $82.8 million of net monetary assets denominated in Bolivars at the rate of 13.5 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $8 million. As of September 30, 2015, the Company’s Venezuelan operations had nonmonetary and U.S. Dollar denominated net assets totaling $28.2 million, which was primarily comprised of inventory and fixed assets. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $11 million and $9 million, respectively. The $9 million estimated operating income impact includes an estimated $2.3 million charge associated with the first turn of inventory after a hypothetical 10% devaluation as well as $2.1 million of cost of products sold impacts associated with U.S. Dollar denominated input costs.
If the Company adopted the SIMADI rate of 199 Bolivars per U.S. Dollar on September 30, 2015, the Company would incur charges associated with the devaluation of up to $105 million, which includes the remeasurement of the net monetary assets at the SIMADI rate and impairments of the inventory and fixed assets of the Company’s Venezuelan operations that would not be recoverable at the SIMADI rate.  In addition, the Company’s reported sales and reported operating income for the three months ending December 31, 2015 would be adversely affected by an estimated $12 million and $3 million, respectively, if the Company were to adopt the SIMADI rate on a prospective basis beginning September 30, 2015, exclusive of any potential inventory and fixed asset charges. These estimated impacts do not include any benefits the Company could realize by taking pricing actions or implementing operational changes in response to currency devaluations or other events in Venezuela. While the Company will continue to assess the impact, if any, of the changes to the Venezuela foreign currency exchange system, if the Company is unable to obtain sufficient U.S. Dollars from CENCOEX or the SICAD markets to fund its requirements for imported goods and instead needs to access the SIMADI market, it would significantly impact the Company’s Venezuelan operations which would adversely impact the Company’s consolidated results of operations.
As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30% for the types of products the Company sells in Venezuela. In addition, new regulations require the Company to identify the ultimate retail price to consumers on products it sells to distributors in Venezuela, which could adversely affect the prices the Company charges its distributor customers. In October 2015, the Venezuelan government reduced the maximum profit margin from 30% to 20% for the types of goods the Company imports into the country for sale. For locally manufactured goods the Company sells, the maximum profit margin remains at 30%. The Venezuelan government simultaneously made clear that all products shipped by local entities, including the Company, must be pre-marked with the maximum retail price. Laws and regulations limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain product categories and result in fines for practices deemed to be in violation of the laws and regulations. The impacts of any future pricing regulations are not included in the estimated ongoing impacts outlined above. Price controls generally may affect products the Company markets and sells in Venezuela.
The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela; however, future devaluations would adversely impact the Company’s future financial results. Any change in the rate would not impact reported changes in core sales, which exclude the impact of foreign currency.
The results of the Company’s Venezuelan operations have been included in the Company’s Condensed Consolidated Financial Statements for all periods presented, as the Company has been able to exchange Bolivars for a sufficient amount of U.S. Dollars to fund its Venezuelan operations via either the CENCOEX or SICAD exchange mechanisms. Although the SIMADI market was accessible to the Company, it did not participate in that market through September 30, 2015. Since its inception, the volume of transactions in the SIMADI market has been very limited. Based on the types of products the Company sells in Venezuela, the Company has historically had access to sufficient U.S. Dollars at the CENCOEX and SICAD rates to settle most of its U.S. Dollar obligations for imported goods and materials. However, the decline in the price of oil has contributed to a reduced availability of U.S. Dollars in Venezuela and, recently, the Company’s supply of U.S. Dollars to fund imports has become even more limited and sporadic.

The Company continuously monitors factors such as its ability to access and transact in the various exchange mechanisms currently in place and the current political and economic environment in Venezuela. Additional devaluations or the imposition of additional or more stringent controls on foreign currency exchange, pricing, payments, profits or imports or other governmental actions or continued or increased labor unrest would further negatively affect the Company’s Venezuelan operations and the Company’s ability to effectively make key operational and financial decisions in regard to its Venezuelan operations. This could result in an impairment of the Company’s Venezuelan assets or the Company deconsolidating its Venezuelan operations. The deconsolidation of the Company’s Venezuelan operations would be driven by the inability, on an ongoing basis, to exchange Bolivars for U.S. Dollars and the imposition of significant additional restrictions on the Company’s ability to make key operational and financial decisions regarding its Venezuelan operations, such as its ability to manage the Company’s Venezuelan operations’ capital structure, material sourcing, product pricing and labor relations. Based on the Company’s evaluation of such factors as of September 30, 2015, it continued to consolidate its Venezuelan operations. As of September 30, 2015, the Company’s total investment in Venezuela was approximately $111.0 million. If the Company were to deconsolidate its Venezuelan operations as of September 30, 2015, the Company would record a one-time impairment charge of up to $111.0 million.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net sales	$1,530.0	100.0%	$1,484.5	100.0%	$4,354.9	100.0%	$4,201.0	100.0%
Cost of products sold	931.1	60.9	907.8	61.2	2,647.5	60.8	2,571.7	61.2
Gross margin	598.9	39.1	576.7	38.8	1,707.4	39.2	1,629.3	38.8
Selling, general and administrative expenses	391.3	25.6	383.8	25.9	1,146.3	26.3	1,094.9	26.1
Restructuring costs	21.0	1.4	19.7	1.3	61.6	1.4	43.2	1.0
Operating income	186.6	12.2	173.2	11.7	499.5	11.5	491.2	11.7
Nonoperating expenses:
Interest expense, net	17.5	1.1	14.3	1.0	54.8	1.3	43.7	1.0
Other expense, net	9.3	0.6	7.7	0.5	14.4	0.3	45.1	1.1
Net nonoperating expenses	26.8	1.8	22.0	1.5	69.2	1.6	88.8	2.1
Income before income taxes	159.8	10.4	151.2	10.2	430.3	9.9	402.4	9.6
Income tax expense	25.8	1.7	28.3	1.9	91.3	2.1	78.7	1.9
Income from continuing operations	134.0	8.8	122.9	8.3	339.0	7.8	323.7	7.7
Income (loss) from discontinued operations	0.2	—	(0.6)	—	(2.2)	(0.1)	2.1	—
Net income	$134.2	8.8%	$122.3	8.2%	$336.8	7.7%	$325.8	7.8%
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Consolidated Operating Results:
Net sales for the three months ended September 30, 2015 were $1,530.0 million, representing an increase of $45.5 million, or 3.1%, from $1,484.5 million for the three months ended September 30, 2014. Core sales increased 5.9%, which excludes the negative foreign currency impact of 6.2% and the positive net impact of acquisitions and completed and planned divestitures of 3.4%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 (in millions, except percentages):

Core sales	$81.6	5.9%
Acquisitions	68.4	4.6
Completed and planned divestitures (i.e. Rubbermaid Medical, Décor)	(12.0)	(1.2)
Foreign currency	(92.5)	(6.2)
Total change in net sales	$45.5	3.1%
Core sales grew in all five of the Company’s segments and all four geographic regions, with core sales growth of 3.4% and 12.6% in the Company’s North American and international businesses, respectively. Latin America led with core sales growth of 26.5% as a result of pricing in the region, including Venezuela, increased Back-To-School performance and continued advertising and promotion support, partially offset by the impact of about $10 million of net sales pulled forward into the third quarter of 2014 from the fourth quarter of 2014 in anticipation of the October 2014 SAP implementation in Mexico and Venezuela (the “Latin America SAP pull-forward”). North America generated 3.4% core sales growth, mainly attributable to the Writing and Baby & Parenting segments. Writing benefited from Back-To-School marketing and merchandising, pricing and the favorable comparable to the prior year quarter, which had an estimated $15 million of sales pulled forward to the second quarter of 2014 in anticipation of increased marketing at Back-to-School. Baby & Parenting had core sales growth in North America attributable to new product launches and continued advertising and promotion support. EMEA core sales increased 4.7% led by Tools and Commercial Products, driven by innovation and pricing. Asia Pacific core sales increased 8.2%, with double-digit innovation-led growth in Baby & Parenting. Overall, core sales growth in Venezuela contributed 150 basis points to the Company’s 5.9% core sales growth during 2015, similar to the contribution to core sales growth in the same period in 2014. The Company’s core sales growth for the three months ended September 30, 2015 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2015.

Gross margin, as a percentage of net sales, for the three months ended September 30, 2015 was 39.1%, or $598.9 million, compared to 38.8%, or $576.7 million, for the three months ended September 30, 2014, as the benefits of productivity and pricing more than offset the adverse impact of foreign currency and the mix impact from acquisitions.
SG&A expenses for the three months ended September 30, 2015 were 25.6% of net sales, or $391.3 million, versus 25.9% of net sales, or $383.8 million, for the three months ended September 30, 2014. The $7.5 million increase was driven by a $9.5 million year-over-year increase in Project Renewal-related costs and advisory costs for process transformation and optimization initiatives, which increased from $13.4 million for the three months ended September 30, 2014 to $22.9 million for the three months ended September 30, 2015. The increase was also attributable to $13.6 million of incremental SG&A expenses of the acquired businesses - Ignite, bubba and Baby Jogger. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal.
The Company recorded restructuring costs of $21.0 million and $19.7 million for the three months ended September 30, 2015 and 2014, respectively. Restructuring costs for the third quarter of 2015 primarily include costs associated with projects initiated in North America. The restructuring costs for the three months ended September 30, 2015 primarily related to Project Renewal and consisted of $5.8 million of facility and other exit costs, including impairments, $12.5 million of employee severance, termination benefits and employee relocation costs and $2.7 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2014 primarily related to Project Renewal and consisted of $1.9 million of facility and other exit costs, including impairments, $10.3 million of employee severance, termination benefits and employee relocation costs and $7.5 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended September 30, 2015 was $186.6 million, or 12.2% of net sales, versus $173.2 million, or 11.7% of net sales, for the three months ended September 30, 2014. The 50 basis point increase in operating margin was attributable to a 30 basis point increase in gross margin and a 30 basis point decrease in SG&A as a percentage of net sales. The decline in SG&A as a percentage of sales was primarily due to overhead cost savings and the increase in sales.
Net nonoperating expenses for the three months ended September 30, 2015 were $26.8 million versus $22.0 million for the three months ended September 30, 2014. Interest expense for the three months ended September 30, 2015 was $17.5 million, compared to $14.3 million for the three months ended September 30, 2014, reflecting the impact of higher overall borrowings used to finance the acquisitions of Ignite, bubba and Baby Jogger completed in the second half of 2014. The Company’s transactional foreign exchange losses increased from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to the weakening of currencies in Canada, Colombia and the U.K. during the third quarter of 2015. Nonoperating expenses for the three months ended September 30, 2015 and 2014 also include foreign exchange losses of $4.5 million and $6.9 million, respectively, associated with declines in the SICAD exchange rate during each period and the hyperinflationary accounting for the Company’s Venezuelan operations.
The Company recognized an effective income tax rate of 16.1% for the three months ended September 30, 2015, compared to an effective income tax rate of 18.7% for the three months ended September 30, 2014. In addition to the geographical mix of earnings, the tax rate for the three months ended September 2015 was impacted by tax benefits from increased foreign tax credits. The tax rate for the three months ended September 30, 2014 was impacted by the reduction of a valuation allowance related to certain international deferred tax assets of $17.1 million.
During the three months ended September 30, 2015, the Company recorded income of $0.2 million, net of tax, associated with discontinued operations, primarily due to the operations of Endicia net of expenses incurred in connection with the planned sale of Endicia. The loss associated with discontinued operations of $0.6 million during the three months ended September 30, 2014 primarily relates to Endicia and the Culinary electrics and retail businesses. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2015	2014	% Change
Writing	$459.5	$453.2	1.4%
Home Solutions	459.4	417.0	10.2
Tools	196.7	214.8	(8.4)
Commercial Products	206.8	218.0	(5.1)
Baby & Parenting	207.6	181.5	14.4
Total net sales	$1,530.0	$1,484.5	3.1%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	11.0%	0.8%	3.1%	3.7%	8.1%
Acquisitions	—	11.5	—	—	11.4
Completed and planned divestitures	—	(0.3)	—	(5.5)	—
Foreign currency	(9.6)	(1.8)	(11.5)	(3.3)	(5.1)
Total change in net sales	1.4%	10.2%	(8.4)%	(5.1)%	14.4%

Operating income by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2015	2014	% Change
Writing (1) (2) (3)	$114.1	$108.3	5.4%
Home Solutions (1) (3)	76.0	60.9	24.8
Tools (1)	20.5	22.1	(7.2)
Commercial Products (1)	29.5	27.5	7.3
Baby & Parenting (4)	10.2	8.2	24.4
Restructuring costs	(21.0)	(19.7)	(6.6)
Corporate (1)	(42.7)	(34.1)	(25.2)
Total operating income	$186.6	$173.2	7.7%

(1)
Includes Project Renewal-related costs of $20.1 million, $0.6 million, $0.3 million and $1.9 million in Corporate, Writing, Home Solutions and Commercial Products, respectively, for the three months ended September 30, 2015. Corporate and Tools include $12.0 million and $1.4 million of Project Renewal-related costs, respectively, for the three months ended September 30, 2014.

(2)
Includes $1.4 million and $1.1 million of costs for the three months ended September 30, 2015 and 2014, respectively, in Writing relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)
Includes $0.3 million and $0.2 million of acquisition and integration costs in Writing and Home Solutions, respectively, for the three months ended September 30, 2015 and $3.1 million of acquisition and integration costs in Home Solutions for the three months ended September 30, 2014.

(4)	Includes $2.4 million of costs in Baby & Parenting for the three months ended September 30, 2014 related to the Graco harness buckle recall in the U.S.
Writing
Net sales for the three months ended September 30, 2015 were $459.5 million, an increase of $6.3 million, or 1.4%, from $453.2 million for the three months ended September 30, 2014. Core sales increased 11.0%, reflecting volume growth in Latin America and North America attributable to Back-To-School marketing and merchandising, overall innovation-led growth, distribution gains and pricing in Latin America. Writing North America core growth benefited from an estimated $15.0 million pulled forward into the second quarter of 2014 associated with earlier Back-To-School sell-in in the prior year, and Writing Latin America core growth was adversely impacted by the Latin America SAP pull-forward. Asia Pacific core sales increased mid-single digits, while EMEA core sales grew low-single digits. Foreign currency had an unfavorable impact of 9.6% on net sales for the Writing segment.
Operating income for the three months ended September 30, 2015 was $114.1 million, or 24.8% of net sales, an increase of $5.8 million, or 5.4%, from $108.3 million, or 23.9% of net sales, for the three months ended September 30, 2014. The 90 basis point increase in operating margin is primarily attributable to pricing and productivity which were partially offset by negative foreign currency impacts. SG&A decreased 20 basis points as a percentage of net sales.
Home Solutions
Net sales for the three months ended September 30, 2015 were $459.4 million, an increase of $42.4 million, or 10.2%, from $417.0 million for the three months ended September 30, 2014. Core sales, which excludes the bubba business, the Ignite business for the first two months of the quarter and the Décor business due to the planned divestiture of that business, increased 0.8%, attributable to Food & Beverage growth, which includes Ignite’s year-over-year sales growth for the month of September based on the September 2014 acquisition date. The core sales increase in Food & Beverage was partially offset by continued planned contraction of the lower margin Rubbermaid Consumer Storage business. The Décor business negatively impacted the Home Solutions segment’s net sales by 0.3%. Foreign currency had an unfavorable impact of 1.8% on net sales, and the Ignite and bubba acquisitions had a favorable impact of 11.5% on net sales for the Home Solutions segment.

Operating income for the three months ended September 30, 2015 was $76.0 million, or 16.5% of net sales, an increase of $15.1 million, or 24.8%, from $60.9 million, or 14.6% of net sales, for the three months ended September 30, 2014. Ignite and bubba contributed $5.8 million of the increase in operating income excluding acquisition and integration costs from both periods. The 190 basis point increase in operating margin was primarily a result of the positive mix effect of Food & Beverage, input cost deflation (including resin), productivity and the acquisition costs for Ignite incurred in the three months ended September 30, 2014. Project Renewal savings, overhead cost management and the acquisition and integration costs incurred in the prior year period contributed to SG&A decreasing 30 basis points as a percentage of net sales.
Tools
Net sales for the three months ended September 30, 2015 were $196.7 million, a decrease of $18.1 million, or 8.4%, from $214.8 million for the three months ended September 30, 2014. Core sales increased 3.1%, with growth in all four regions, driven by innovation and pricing, partially offset by the impact of soft market conditions in the industrial bandsaw business. The Tools segment’s core sales growth in the third quarter of 2015 reflected lower sales in the prior year quarter due to operational difficulties at an Irwin distribution center in the U.S. Foreign currency had an unfavorable impact of 11.5% on net sales for the Tools segment.
Operating income for the three months ended September 30, 2015 was $20.5 million, or 10.4% of net sales, a decrease of $1.6 million, or 7.2%, from $22.1 million, or 10.3% of net sales, for the three months ended September 30, 2014. The 10 basis point increase in operating margin was primarily attributable to positive pricing, productivity, higher costs in the prior year quarter associated with the distribution center consolidation and overhead cost savings, partially offset by the impact of negative foreign currency and an increase in advertising and promotion spending. SG&A decreased 210 basis points as a percentage of net sales, as the modest increase in advertising and promotion spending was more than offset by overhead cost savings.
Commercial Products
Net sales for the three months ended September 30, 2015 were $206.8 million, a decrease of $11.2 million, or 5.1%, from $218.0 million for the three months ended September 30, 2014. Core sales, which exclude the divested Rubbermaid medical cart business, increased 3.7% driven by innovation and pricing in North America and EMEA. The divested Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 5.5%, as the business was sold in early August. Foreign currency had an unfavorable impact of 3.3% on net sales for the Commercial Products segment.
Operating income for the three months ended September 30, 2015 was $29.5 million, or 14.3% of net sales, an increase of $2.0 million, or 7.3%, from $27.5 million, or 12.6% of net sales, for the three months ended September 30, 2014. The 170 basis point increase in operating margin was primarily driven by positive pricing, productivity and input cost deflation, partially offset by the impact of negative foreign currency. SG&A as a percentage of net sales remained relatively flat, increasing 10 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the three months ended September 30, 2015 were $207.6 million, an increase of $26.1 million, or 14.4%, from $181.5 million for the three months ended September 30, 2014. Core sales increased 8.1%, driven by mid-single-digit growth in North America and double-digit growth in Asia Pacific due to new product launches and increased advertising and promotion. Foreign currency had an unfavorable impact of 5.1% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact of 11.4% on net sales for the Baby & Parenting segment.
Operating income for the three months ended September 30, 2015 was $10.2 million, or 4.9% of net sales, an increase of $2.0 million, or 24.4%, from $8.2 million, or 4.5% of net sales, for the three months ended September 30, 2014. Baby & Parenting’s operating margin increased 40 basis points, as increased advertising and promotion in support of innovation and the negative impact of foreign currency were more than offset by overhead cost savings, leverage of fixed costs with the increase in net sales and costs of the Graco recall incurred in the prior year quarter. SG&A decreased 50 basis points as a percentage of net sales primarily due to the leverage of fixed costs and overhead cost savings, partially offset by the increase in advertising and promotion.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2015 were $4,354.9 million, representing an increase of $153.9 million, or 3.7%, from $4,201.0 million for the nine months ended September 30, 2014. Core sales increased 5.2%, which excludes a negative foreign currency impact of 5.9% and the positive net impact of acquisitions and completed and planned divestitures of 4.4%. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 (in millions, except percentages):

Core sales	$211.7	5.2%
Acquisitions	217.1	5.2%
Completed and planned divestitures	(28.2)	(0.8)%
Foreign currency	(246.7)	(5.9)%
Total change in net sales	$153.9	3.7%
Core sales in the Company’s North American and international businesses increased 3.1% and 10.9%, respectively. Latin America led with core sales growth of 30.8% as a result of pricing and volume in the region, including Venezuela, improved Back-To-School performance, volume gains in the Win Bigger businesses and increased advertising and promotion, partially offset by the impacts of the Latin America SAP pull-forward in the prior year period. North America generated growth of 3.1%, as core sales grew across all five segments, with strong core sales growth in the Writing, Commercial Products and Baby & Parenting segments. EMEA core sales increased 2.2% due to growth in the Writing and Tools segments, which was offset by a decline in Baby & Parenting due to challenging market conditions in Russia and weakness in the Baby & Parenting segment across EMEA earlier in 2015. The Writing segment’s growth in EMEA was due to distribution gains, merchandising and promotion support, pricing and strengthened innovation. Asia Pacific core sales increased 4.7%, as double-digit innovation-led growth in Baby & Parenting and double-digit growth in Commercial Products more than offset a slight decline in Writing. Overall, core sales growth in Venezuela contributed 150 basis points to the Company’s 5.2% core sales growth, compared to a 130 basis point contribution to core sales growth in the nine months ended September 30, 2014. The Company’s core sales growth for the nine months ended September 30, 2015 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2015.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2015 was 39.2%, or $1,707.4 million, compared to 38.8%, or $1,629.3 million, for the nine months ended September 30, 2014, as the benefits of productivity, pricing, the adverse impact of the Graco product recall on the prior year period’s results, lower input costs (including resin) and favorable segment mix more than offset the impacts of unfavorable foreign currency, sourced good and other input cost inflation and the mix impact from acquisitions.
SG&A expenses for the nine months ended September 30, 2015 were 26.3% of net sales, or $1,146.3 million, versus 26.1% of net sales, or $1,094.9 million, for the nine months ended September 30, 2014. SG&A expenses increased $51.4 million as a result of a $29.6 million increase in advertising and promotion, primarily relating to the Writing segment’s continued investment in advertising in North America, Latin America and Asia Pacific and increased advertising in the Tools, Commercial Products and Baby & Parenting segments. The increase was also driven by a $26.2 million year-over-year increase in Project Renewal-related and other advisory costs, including advisory costs for process transformation and optimization initiatives and personnel costs for employees and contractors dedicated to transformation initiatives, which increased from $31.6 million for the nine months ended September 30, 2014 to $57.8 million for the nine months ended September 30, 2015. The increase was also attributable to a $7.7 million increase in SG&A costs associated with the Graco recall and $41.4 million of SG&A expenses of the recently acquired businesses - Ignite, bubba and Baby Jogger. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal.
The Company recorded restructuring costs of $61.6 million and $43.2 million for the nine months ended September 30, 2015 and 2014, respectively. The year-over-year increase in restructuring costs is primarily a result of an increase in the number of projects initiated and actions taken on those projects in 2015. The restructuring costs for the nine months ended September 30, 2015 primarily related to Project Renewal and consisted of $5.5 million of facility and other exit costs, including impairments, $42.5 million of employee severance, termination benefits and employee relocation costs and $13.6 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2014 primarily related to Project Renewal and consisted of $4.7 million of facility and other exit costs, including impairments, $26.1 million of employee severance, termination benefits and employee relocation costs and $12.4 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the nine months ended September 30, 2015 was $499.5 million, or 11.5% of net sales, versus $491.2 million, or 11.7% of net sales, for the nine months ended September 30, 2014. The 20 basis point decline in operating margin was attributable to increased restructuring and other Project Renewal related costs in the first nine months of 2015 compared to the first nine months of 2014, partially offset by a 40 basis point increase in gross margin and overhead cost savings from Project Renewal.
Net nonoperating expenses for the nine months ended September 30, 2015 were $69.2 million versus $88.8 million for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 was $54.8 million, compared to $43.7 million for the nine months ended September 30, 2014, reflecting the impact of higher overall borrowings to finance the acquisitions of Ignite, bubba and Baby Jogger completed in the second half of 2014. The Company’s transactional foreign exchange losses increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to more significant weakening of currencies in Australia, Brazil, Canada, Colombia and Mexico during 2015. The year-over-year decrease in nonoperating expenses was primarily due to the decline in foreign exchange losses associated with the adoption of and declines in the SICAD exchange rate used to remeasure the net monetary assets of the Company’s Venezuelan operations, which declined from $45.6 million during the nine months ended September 30, 2014 to $9.2 million during the nine months ended September 30, 2015.
The Company recognized an effective income tax rate of 21.2% for the nine months ended September 30, 2015, which compared to an effective income tax rate of 19.6% for the nine months ended September 30, 2014. In addition to the impacts of the geographical mix of earnings and strengthening of the U.S. dollar against foreign currencies, the tax rate for the nine months ended September 2015 was favorably impacted by tax benefits from increased foreign tax credits. The tax rate for the nine months ended September 30, 2014 was favorably impacted by the reduction of a valuation allowance related to certain international deferred tax assets of $17.1 million and discrete income tax benefits of $11.2 million related to the resolution of certain tax contingencies.
(Loss) income from discontinued operations during the nine months ended September 30, 2015 and 2014 relates to the Company’s Hardware, Endicia and Culinary electrics and retail businesses. During the nine months ended September 30, 2015, the Company recorded a loss of $2.2 million, net of tax, associated with discontinued operations, primarily due to costs associated with the Company’s decision to cease operations in the Culinary electrics and retail businesses. The loss from discontinued operations during the nine months ended September 30, 2015 compared to income of $2.1 million during the nine months ended September 30, 2014, which includes the operating results of Endicia and the Culinary electrics and retail businesses as well as gains on the sale of the international operations of the Hardware business. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2015	2014	% Change
Writing	$1,297.2	$1,290.7	0.5%
Home Solutions	1,262.4	1,116.8	13.0
Tools	582.3	624.9	(6.8)
Commercial Products	602.6	624.1	(3.4)
Baby & Parenting	610.4	544.5	12.1
Total net sales	$4,354.9	$4,201.0	3.7%
The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	10.4%	1.0%	2.5%	4.5%	5.0%
Acquisitions	—	13.6	—	—	12.1
Completed and planned divestitures	—	(0.2)	—	(4.8)	—
Foreign currency	(9.9)	(1.4)	(9.3)	(3.1)	(5.0)
Total change in net sales	0.5%	13.0%	(6.8)%	(3.4)%	12.1%

Operating income by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2015	2014	% Change
Writing (1) (2) (3)	$329.0	$313.5	4.9%
Home Solutions (1) (3)	183.2	136.4	34.3
Tools (1)	66.1	73.4	(9.9)
Commercial Products (1)	75.4	77.5	(2.7)
Baby & Parenting (3) (4)	27.4	25.8	6.2
Restructuring costs	(61.6)	(43.2)	(42.6)
Corporate (1)	(120.0)	(92.2)	(30.2)
Total operating income	$499.5	$491.2	1.7%

(1)
Includes Project Renewal-related costs of $53.6 million, $1.1 million, $0.5 million and $2.6 million in Corporate, Writing, Home Solutions and Commercial Products, respectively, for the nine months ended September 30, 2015. Corporate and Tools include $30.2 million and $1.4 million of Project Renewal-related and other advisory costs, respectively, for the nine months ended September 30, 2014.

(2)
Includes $2.0 million and $5.1 million of costs for the nine months ended September 30, 2015 and 2014, respectively, in Writing relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)
Includes $0.3 million, $1.3 million and $1.7 million of acquisition and integration costs in Writing, Home Solutions and Baby & Parenting, respectively, for the nine months ended September 30, 2015 and $3.1 million of acquisition and integration costs in Home Solutions for the nine months ended September 30, 2014.

(4)	Includes $10.2 million and $13.8 million of costs for the nine months ended September 30, 2015 and 2014, respectively, in Baby & Parenting related to the Graco harness buckle recall in the U.S.
Writing
Net sales for the nine months ended September 30, 2015 were $1,297.2 million, an increase of $6.5 million, from $1,290.7 million for the nine months ended September 30, 2014. Core sales increased 10.4%, driven by pricing in Latin America, improved Back-To-School sell-in across most geographies and volume gains due to increased market share in most geographies as a result of strong innovation and increased advertising and promotion. Latin America continued to generate double-digit core sales growth, which includes pricing and higher volume in Venezuela in advance of the price tagging on packaging requirement. North America core sales grew mid-single digits, attributable to increased advertising and promotion and merchandising efforts. EMEA core sales increased mid-single digits, primarily attributable to pricing, distribution gains and merchandising support. Asia Pacific core sales decreased low-single digits. Foreign currency had an unfavorable impact of 9.9% on net sales for the Writing segment.
Operating income for the nine months ended September 30, 2015 was $329.0 million, or 25.4% of net sales, an increase of $15.5 million, or 4.9%, from $313.5 million, or 24.3% of net sales, for the nine months ended September 30, 2014. The 110 basis point increase in operating margin is primarily attributable to pricing, productivity and overhead cost management, which more than offset negative foreign currency impacts and increased advertising and promotion spending. SG&A remained flat as a percentage of net sales.
Home Solutions
Net sales for the nine months ended September 30, 2015 were $1,262.4 million, an increase of $145.6 million, or 13.0%, from $1,116.8 million for the nine months ended September 30, 2014. Core sales, which excludes the bubba business, the Ignite business prior to September 2015 and the Décor business for the third quarter due to the planned divestiture of that business, increased 1.0% due to growth in the Food & Beverage business, partially offset by planned declines in the lower margin Rubbermaid Consumer Storage business and the absence of prior year new customer pipeline fill on Calphalon. The Décor business’ net sales decline for the three month period ended September 30, 2015 negatively impacted the Home Solutions segment’s net sales by 0.2%. Foreign currency had an unfavorable impact of 1.4% on net sales, and the Ignite and bubba acquisitions had a favorable impact of 13.6% on net sales for the Home Solutions segment.
Operating income for the nine months ended September 30, 2015 was $183.2 million, or 14.5% of net sales, an increase of $46.8 million, or 34.3%, from $136.4 million, or 12.2% of net sales, for the nine months ended September 30, 2014. Ignite and bubba contributed $12.1 million of the increase in operating income. The 230 basis point increase in operating margin is primarily a result of the positive mix effect of Food & Beverage, input cost deflation (including resin), productivity and Project Renewal savings, partially offset by increased advertising and promotion. Despite the increase in advertising and promotion, Project Renewal savings and overhead cost management contributed to SG&A decreasing 60 basis points as a percentage of net sales.

Tools
Net sales for the nine months ended September 30, 2015 were $582.3 million, a decrease of $42.6 million, or 6.8%, from $624.9 million for the nine months ended September 30, 2014. Core sales increased 2.5%, led by growth in Latin America and EMEA due to innovation, distribution gains and pricing. The core sales growth includes continued growth on Irwin® offerings in Latin America and growth from the Lenox® industrial tools business in North America and EMEA. Core sales were flat in Asia Pacific as Irwin core sales growth in Australia was offset by declines in the industrial bandsaw business due to slowing industrial output in China. Foreign currency had an unfavorable impact of 9.3% on net sales for the Tools segment.
Operating income for the nine months ended September 30, 2015 was $66.1 million, or 11.4% of net sales, a decrease of $7.3 million, or 9.9%, from $73.4 million, or 11.7% of net sales, for the nine months ended September 30, 2014. The 30 basis point decrease in operating margin was primarily attributable to increased advertising and promotion and the impact of negative foreign currency partially offset by Project Renewal-related overhead cost savings. SG&A decreased 100 basis points as a percentage of net sales due to overhead cost savings.
Commercial Products
Net sales for the nine months ended September 30, 2015 were $602.6 million, a decrease of $21.5 million, or 3.4%, from $624.1 million for the nine months ended September 30, 2014. Core sales, which exclude the divested Rubbermaid medical cart business, increased 4.5% driven by innovation, marketing support, advertising and promotion and pricing in the North America, EMEA and Asia Pacific regions. The divested Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 4.8%. Foreign currency had an unfavorable impact of 3.1% on net sales for the Commercial Products segment.
Operating income for the nine months ended September 30, 2015 was $75.4 million, or 12.5% of net sales, a decrease of $2.1 million, or 2.7%, from $77.5 million, or 12.4% of net sales, for the nine months ended September 30, 2014. The 10 basis point increase in operating margin was primarily driven by pricing, productivity and input cost deflation, largely offset by higher advertising and promotion spend and the impact of negative foreign currency. Increased advertising and promotion resulted in SG&A increasing 160 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the nine months ended September 30, 2015 were $610.4 million, an increase of $65.9 million, or 12.1%, from $544.5 million for the nine months ended September 30, 2014. Core sales increased 5.0% due to growth in North America and Asia Pacific. North America mid-single digit core sales growth was attributable to innovation and the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall, and Asia Pacific double-digit core sales growth was attributable to innovation. Core sales growth in North America and Asia Pacific were partially offset by a decline in EMEA driven by softness across Europe and economic challenges in Russia. Foreign currency had an unfavorable impact of 5.0% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact of 12.1% on net sales for the Baby & Parenting segment.
Operating income for the nine months ended September 30, 2015 was $27.4 million, or 4.5% of net sales, an increase of $1.6 million, or 6.2%, from $25.8 million, or 4.7% of net sales, for the nine months ended September 30, 2014. The 20 basis point decrease in operating margin was largely driven by increased advertising and promotion in support of innovation and the negative impact of foreign currency. The operating income for the nine months ended September 30, 2015 and 2014 include $10.2 million and $13.8 million, respectively, of costs associated with the Graco harness buckle recall. The increased advertising and promotion and the increased SG&A costs associated with the Graco harness buckle recall contributed to SG&A increasing 70 basis points as a percentage of net sales.

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
The Company’s management believes that core sales is useful because it reflects the performance of the ongoing core business by excluding the effects of foreign currency, acquisitions and completed and planned divestitures from changes in reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and sales associated with completed and planned divestitures), with the difference equal to changes in core sales, and the difference between the change in reported sales and the change in total constant-currency sales, calculated using the 12-month average exchange rate in 2014, being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan and performance-based equity compensation program.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended September 30, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.4%	4.7%	26.5%	8.2%	12.6%	5.9%
Acquisitions	5.5	4.8	—	—	2.0	4.6
Completed and planned divestitures	(1.4)	—	—	—	—	(1.2)
Foreign currency	(1.1)	(17.8)	(32.0)	(14.5)	(21.5)	(6.2)
Total change in net sales	6.4%	(8.3)%	(5.5)%	(6.3)%	(6.9)%	3.1%

	Nine Months Ended September 30, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.1%	2.2%	30.8%	4.7%	10.9%	5.2%
Acquisitions	6.6	2.9	—	—	1.3	5.2
Completed and planned divestitures	(1.1)	—	—	—	—	(0.8)
Foreign currency	(0.8)	(19.0)	(29.9)	(11.3)	(20.0)	(5.9)
Total change in net sales	7.8%	(13.9)%	0.9%	(6.6)%	(7.8)%	3.7%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the nine months ended September 30, (in millions):

	2015	2014
Cash provided by operating activities	$288.1	$343.3
Cash used in investing activities	(139.7)	(408.4)
Cash used in financing activities	(69.6)	(3.0)
Currency effect on cash and cash equivalents	(12.0)	(25.6)
Increase (decrease) in cash and cash equivalents	$66.8	$(93.7)
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
During the nine months ended September 30, 2015, the Company received net proceeds of $241.5 million from short-term borrowing arrangements, which include commercial paper and the receivables facility, compared to net proceeds of $343.1 million received during the nine months ended September 30, 2014.

Cash generated by operating activities for the nine months ended September 30, 2015 was $288.1 million compared to cash generated by operating activities for the nine months ended September 30, 2014 of $343.3 million, with the year-over-year decrease largely attributable to a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during the first quarter of 2015, which is included in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2015, the increased use of cash for building inventory was partially offset by the timing and management of purchases and payments in accounts payable in 2015 and more balanced timing of monthly sales and collections of accounts receivable in 2015. The Company generally uses cash for operations in its first quarter to fund increases in inventory in anticipation of seasonally stronger sales during the remainder of the year and to fund annual customer program and annual performance-based compensation payments.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $154.7 million and $101.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in capital expenditures during the nine months ended September 30, 2015 was largely attributable to purchases of equipment in the U.S. to support the consolidation of facilities in the Commercial Products segment, investments in assets to improve the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments, sales and marketing-related software initiatives and the implementation of SAP in Asia Pacific.
During the nine months ended September 30, 2014, the Company acquired Ignite for $312.9 million.
Aggregate dividends paid were $155.4 million and $136.1 million for the nine months ended September 30, 2015 and 2014, respectively, and the increase is attributable to an increase in the dividend paid per share.
During the nine months ended September 30, 2015, the Company repurchased and retired 4.2 million shares pursuant to the SRP for $166.3 million, compared to 8.6 million shares repurchased and retired for $262.6 million during the nine months ended September 30, 2014. The Company has $270.0 million of authorized repurchases remaining under the SRP.
Cash paid for restructuring activities was $41.4 million and $61.7 million for the nine months ended September 30, 2015 and 2014, respectively, and is included in the net cash provided by operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	September 30, 2015	December 31, 2014	September 30, 2014
Accounts receivable	69	74	70
Inventory	88	67	79
Accounts payable	(66)	(64)	(58)
Cash conversion cycle	91	77	91
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The increase in inventory days from September 30, 2014 to September 30, 2015 is attributable to inventory builds for new product launches and fourth quarter sales initiatives. The increase in accounts payable days from September 30, 2014 to September 30, 2015 is attributable to the timing and management of purchases and payments.

Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at September 30, 2015 were $266.2 million, and the Company had $563.1 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and $25.0 million of borrowing capacity under the $400.0 million receivables facility.

•
Working capital at September 30, 2015 was $445.2 million compared to $535.9 million at December 31, 2014, and the current ratio at September 30, 2015 was 1.21:1 compared to 1.28:1 at December 31, 2014. The decline in working capital and the current ratio is attributable to increased short-term borrowings in the first nine months of 2015 to finance the $70.0 million voluntary U.S. pension contribution, fund the repurchase of the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization increased to 0.58:1 at September 30, 2015 from 0.55:1 at December 31, 2014, as the Company increased its short-term borrowings and realized a loss of $128.6 million associated with foreign currency translation during the nine months ended September 30, 2015.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at September 30, 2015 includes $78.2 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of September 30, 2015, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $236.9 million, resulting in $563.1 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
As extended in August 2015, the Company’s receivables facility provides for available borrowings to up to $400.0 million and expires in August 2016. As of September 30, 2015, the Company had $375.0 million of outstanding borrowings under the receivables facility at a weighted average interest rate of 1.0%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the nine months ended September 30, (in millions):

	2015		2014
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$551.2	$377.5	$234.4	$117.1
Receivables facility	400.0	327.4	350.0	202.1
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity, (iii) $750.0 million related to impairment charges incurred by the Company and (iv) up to $600.0 million related to the component of accumulated other comprehensive income (loss) for all foreign currency translation and the cumulative foreign exchange gains (losses) incurred since January 1, 2012 arising from (i) the appreciation or depreciation of the Venezuelan Bolivar relative to the U.S. Dollar due to the highly inflationary accounting for Venezuela and (ii) the cumulative gains or losses resulting from the deconsolidation of a foreign entity. As of September 30, 2015, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and the receivables facility and utilize the $588.1 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.7 billion as of September 30, 2015 and $2.5 billion as of December 31, 2014, an increase of $252.5 million due to increased borrowings under the Company’s short-term borrowing arrangements, including commercial paper and receivables facility, to finance the $70.0 million voluntary U.S. pension contribution, repurchase the Company’s stock under the SRP, fund capital expenditures and working capital requirements and pay dividends.
As of September 30, 2015, the current portion of long-term debt and short-term debt totaled $637.4 million, including $236.9 million of commercial paper obligations and $375.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average outstanding debt	$2,863.8	$2,082.1	$2,796.7	$1,996.0
Average interest rate (1)	2.7%	2.8%	2.8%	3.0%

(1)	The average interest rate includes the impacts of outstanding and previously settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to outstanding fixed-for-floating interest rate swaps, was 45.1% and 39.3% of total debt as of September 30, 2015 and December 31, 2014, respectively, reflecting a net increase of $240.7 million in short-term, floating-rate debt at September 30, 2015 compared to December 31, 2014. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.

In October 2015, the Company completed the offering and sale of $600.0 million of unsecured senior notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 and $300.0 million aggregate principal amount of 3.90% notes due 2025 (collectively, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $594.5 million, which were used to fund the acquisition of Elmer’s Products, Inc.

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
In September 2015, the Company commenced an offer to approximately 3,300 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees have the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2015. The benefit obligation associated with these former employees is approximately $120 million, equivalent to approximately 13% of the Company's benefit obligation for its U.S. tax-qualified pension plan. The cash payments to those electing the lump sum distribution will be made from the pension plan assets. Therefore, the lump sum payment offer will not impact the Company’s cash flow. Based on the acceptance rate of the offer to date, the Company will be required to recognize a one-time, non-cash settlement charge in the fourth quarter of 2015. At a 50% acceptance rate, the Company would expect to incur a non-cash charge of approximately $35 million during the fourth quarter of 2015. The Company will not be able to determine the precise amount of the fourth quarter charge until the offer is completed.
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
Share Repurchase Program
In August 2011, the Company announced the SRP. Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During the nine months ended September 30, 2015, the Company repurchased 4.2 million shares pursuant to the SRP for $166.3 million, and such shares were immediately retired. Since the inception of the SRP through September 30, 2015, the Company has repurchased and retired a total of 28.6 million shares for $786.7 million, and the Company had $270.0 million of authorized repurchases remaining under the SRP as of September 30, 2015. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration. During October 2015, the Company repurchased 0.3 million shares for $12.1 million.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Positive
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB+	F-2	Stable
Outlook

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and the receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $631.4 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables facility.

Critical Accounting Policies
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. The Company performed its annual goodwill impairment testing as of July 1, 2015 for the 14 reporting units that comprise the Company’s five operating segments. Acquired businesses, if any, including goodwill arising from such transactions, are typically integrated into the Company's existing reporting units. Goodwill of $174.7 million associated with the acquisitions of Ignite and the assets of bubba in the second half of 2014 are included in the Beverageware reporting unit, and goodwill of $85.3 million associated with the acquisition of Baby Jogger in the fourth quarter of 2014 has been included in the Baby & Parenting reporting unit.
As of July 1, 2015, the Company had 14 reporting units with total goodwill of $2.5 billion. Five of the Company’s 14 reporting units accounted for over 72% of the Company’s total goodwill. These five reporting units were as follows: Writing & Creative Expression; Dymo Office; Industrial Products & Services; Commercial Products and Baby & Parenting Essentials.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment of goodwill were necessary during 2015.
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
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 15. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company’s total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit’s market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2015 of approximately $11.1 billion was significantly in excess of its book value of stockholders' equity of approximately $1.8 billion. For the impairment test as of July 1, 2015, if each reporting unit’s EBITDA multiple were reduced by 0.5 from the 6 to 15 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.
The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company also relies on a discounted cash flow approach when a reporting unit is recently acquired. As of July 1, 2015, the Company used the discounted cash flow approach for the annual impairment test of its Beverageware reporting unit. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, working capital reductions and working capital investments required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Beverageware reporting unit in 2015, the Company used average compound short-term and long-term sales growth rates of 8% and 3%, respectively, average operating margins generally ranging from 10% to 14%, and a discount rate of 14%. The Company concluded the Beverageware reporting unit passed step 1 of the goodwill impairment test based on the estimated fair value determined using the discounted cash flow approach.
If the discount rate used to estimate the fair value of the Beverageware reporting unit increased 50 basis points, the Beverageware reporting unit would still have passed step 1 of the goodwill impairment test.
For reporting units held for sale for which an offer has been received from a prospective buyer, the Company relies on the value offered by the third party for the sale of the reporting unit to estimate the reporting unit’s fair value. In March 2015, the Company entered into an agreement to sell the Endicia business for $215 million, and such value was used as the estimated fair value of the reporting unit. The estimated fair value exceeded the carrying value of the Endicia reporting unit, and the Company concluded the Endicia reporting unit passed step 1 of the goodwill impairment test.
The Company has no reporting units with net assets whose estimated fair values at July 1, 2015 exceeded net assets by less than 10% of the reporting unit’s net assets, with the exception of the Construction Tools & Accessories reporting unit. The estimated fair value of the Construction Tools & Accessories reporting unit using the EBITDA multiple approach exceeded its net assets by 7%, as the Construction Tools & Accessories reporting unit’s EBITDA has been adversely impacted by transactional foreign currency in 2015.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets totaled $475.8 million as of July 1, 2015. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Additionally, the Company may resume performing the qualitative assessment in any subsequent period.
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
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2015 and determined that none of its significant indefinite-lived intangible assets were impaired. The Company performed the quantitative impairment test for the $37.0 million carrying value of the Aprica trade name due to competitive pressures and other factors that have recently adversely impacted Aprica sales in Japan. The Company concluded the Aprica trade name was not impaired. However, a 100 basis point decrease in the royalty rate used in the quantitative impairment test would have resulted in an impairment of the Aprica trade name of $7.8 million, and a 100 basis point increase in the discount rate used would have resulted in an impairment of $1.6 million. The Company also performed the quantitative impairment test for the $112.0 million carrying value of the Baby Jogger trade name due to the recent acquisition of the Baby Jogger business. The Company concluded the Baby Jogger trade name was not impaired. However, a 100 basis point decrease in the royalty rate used in the quantitative impairment test would have resulted in an impairment of the Baby Jogger trade name of $8.7 million, and a 100 basis point increase in the discount rate used would have resulted in an impairment of $10.2 million.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2015 was not required during 2015.

Potential for Future Impairments
The Company had 14 reporting units with total goodwill of $2.5 billion as of September 30, 2015. Five of the Company’s 14 reporting units accounted for approximately 72% of the Company’s total goodwill. These five reporting units were as follows: Writing & Creative Expression; Dymo Office; Industrial Products & Services; Commercial Products and Baby & Parenting Essentials. The Company also had $473.9 million of indefinite-lived intangible assets as of September 30, 2015. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
There have been no other significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 60.7% and 54.9% of the Company’s total debt as of December 31, 2014 and September 30, 2015, respectively.
Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest rates. The following table sets forth the one-day value-at-risk as of December 31, 2014 and September 30, 2015 (in millions, except percentages):

	2014 Average	December 31, 2014	Nine months ended September 30, 2015 Average	September 30, 2015	Confidence Level
Interest Rate Risk	$2.3	$2.5	$6.5	$5.6	95%
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

Item 4. Controls and Procedures
As of September 30, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2015:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	198,000		$41.52	198,000	$304,114,235
August	560,485	(2)	41.97	543,200	281,326,225
September	271,367		41.74	271,367	269,999,091
Total	1,029,852		$41.83	1,012,567
 __________________

(1)
Under the Company’s share repurchase program (the “SRP”), the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its outstanding shares through the end of 2017. The average per share price of shares purchased in July, August and September 2015 relating to the SRP was $41.52, $41.95 and $41.74, respectively.

(2)
All shares purchased by the Company during the quarter ended September 30, 2015, other than those purchased under the SRP, were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In August 2015, the Company purchased 17,285 shares (average price: $42.66) in connection with the vesting of employees’ stock-based awards.

Item 6. Exhibits

3.2	By-Laws of Newell Rubbermaid Inc., as amended August 12, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 12, 2015).
10.1
Amendment No.2 dated as of August 7, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2015).

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

NEWELL RUBBERMAID INC.
Registrant

Date:	November 9, 2015	/s/ John K. Stipancich
John K. Stipancich
Executive Vice President, Chief Financial Officer

Date:	November 9, 2015	/s/ Scott H. Garber
Scott H. Garber
Vice President – Corporate Controller and Chief Accounting Officer