Form 10-K
period 2015-12-31
NEWELL RUBBERMAID INC
filed 2016-02-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

There were 267.2 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2016. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2015) beneficially owned by non-affiliates of the Registrant was approximately $10.9 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
“Newell Rubbermaid” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “us” or “our,” it refers to the Company and its subsidiaries unless the context otherwise requires. The Company was founded in Ogdensburg, NY in 1903 and is incorporated in Delaware. The Company’s principal executive office is located at Three Glenlake Parkway, Atlanta, Georgia 30328, and the Company’s telephone number is 770-418-7000.
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
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
The Company is driving its strategy, the Growth Game Plan, into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five segments and the key brands included in each segment are as follows:

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, X-Acto®, Parker®, Waterman® and Dymo® Office

•	Home Solutions: Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor® and Goody®

•	Tools: Irwin®, Lenox®, hilmorTM and Dymo® Industrial

•	Commercial Products: Rubbermaid Commercial Products®

•	Baby & Parenting: Graco®, Baby Jogger®, Aprica® and Teutonia®

In October 2015, the Company completed the acquisition of Elmer’s Products, Inc. (“Elmer’s”). Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd., used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. Elmer’s is included in the Writing segment.
Based on the Company’s strategy to allocate resources to its businesses relative to each business’ growth potential and, in particular, those businesses with the greater right to win in the marketplace, during 2015 the Company divested its Rubbermaid medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals and was included in the Commercial Products segment. During 2015, the Company also initiated a process to divest its Levolor® and Kirsch® window coverings brands (“Décor”). The Rubbermaid medical cart and Décor businesses do not qualify as discontinued operations pursuant to U.S. Generally Accepted Accounting Principles, and as a result, the medical cart business was included in the Company’s consolidated results from continuing operations in the Commercial Products segment until it was sold in August 2015, and Décor is and will continue to be included in the Company’s consolidated results from continuing operations in the Home Solutions segment until the business is sold.
The Endicia on-line postage business and the Culinary electrics and retail businesses are classified as discontinued operations based on the Company’s commitment in 2014 to sell these businesses. Endicia was included in the Writing segment and the Culinary businesses were included in the Home Solutions segment. The Company completed the sale of Endicia in November 2015 and ceased operations in its Culinary electrics and retail businesses in the first quarter of 2015.

JARDEN ACQUISITION
On December 13, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Jarden Corporation (“Jarden”). The combined company will be named Newell Brands Inc. (“Newell Brands”), a consumer goods company with $16 billion in sales with a portfolio of leading brands in large, growing, unconsolidated, global markets. Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle, Crock-Pot, FoodSaver, Mr. Coffee, Oster, Coleman, First Alert, Rawlings, Jostens, K2, Marker, Marmot, Volkl, and many others.
Under the terms of the Merger Agreement, Jarden shareholders will receive at closing for each share of Jarden common stock merger consideration of (1) 0.862 of a share of Newell Rubbermaid common stock plus (2) $21.00 in cash. Based on the closing price of a share of Newell Rubbermaid common stock on February 24, 2016 of $37.74 per share, the implied total consideration is approximately $14.0 billion, including $5.5 billion of cash and $8.5 billion of Newell Rubbermaid common stock.
The scaled enterprise is expected to accelerate profitable growth with leading brands in a global market that exceeds $100 billion, with business and capability development supported by the efficiencies of this transformational combination.   Management believes that the scale of the combined Newell Rubbermaid and Jarden businesses in key categories, channels and geographies creates a much broader opportunity to deploy the Company’s advantaged set of brand development and commercial capabilities for accelerated growth and margin expansion.
The transaction will be funded by cash on hand and additional debt financing.  Newell Rubbermaid has obtained a committed bridge credit facility, which it expects to replace with permanent financing prior to closing.  The Company is committed to maintaining its investment grade credit rating by using strong cash flow from the combined enterprise to prioritize debt reduction in the short term, while simultaneously maintaining its dividend per share.
Newell Rubbermaid anticipates incremental annualized cost synergies of approximately $500 million over four years, driven by efficiencies of scale and new efficiencies in procurement, cost to serve and infrastructure that the combination unlocks.  The Company’s intent is to design a benchmarked, efficient set of structures that support long-term business development.
The acquisition is subject to approval by shareholders of both Newell Rubbermaid and Jarden, receipt of regulatory approvals and other customary closing conditions.  It is expected to close in the second quarter of 2016.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
STRATEGIC INITIATIVES
Newell Rubbermaid is committed to building leading brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value. In 2015, the Company increased advertising and promotion investments in support of its brands by $42.3 million compared to 2014, and the Company intends to continue to leverage its portfolio of leading brands to create a margin structure that allows for further increases in brand investment.
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
Growth is our key to success and is the energy that powers the Company. We aim to be more invested than our competitors in creating meaningful connections that drive growth with our consumers, customers, suppliers, employees and communities. The Newell Way is designed to build exceptional leadership at every level in the organization that will accelerate the Company’s performance and drive its transformation forward.

The Newell Way is not simply a means to improve business results; it is a means to improve personal results. We do what we say we are going to do and execute with E.D.G.E. - Every Day Great Execution. We will execute using the key tenets of The Newell Way to guide our decisions, with the aim of making the Company one of the leading consumer goods companies in the world.
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
Win Where We Are - Optimizing the performance of businesses and brands in existing markets by investing in innovation and brand support to increase market share and reducing structural spend within the existing geographic footprint. Our Win Where We Are businesses include all businesses in the Home Solutions segment other than Food & Beverage, the Baby & Parenting segment, and the Elmer’s, Labeling and Fine Writing businesses in the Writing segment.
5 Ways To Win

•	Make Our Brands Really Matter — Building an innovation engine, developing outstanding brand communications and winning with superior product design and performance.

•	Build An Execution Powerhouse — Transforming our supply chain and becoming a partner of choice to our customers.

•	Unlock Trapped Capacity For Growth — Eliminating complexity and establishing and developing an operating rhythm and information strategy to support growth.

•	Develop The Team For Growth — Building a community of leaders and focusing the organization on a performance-based culture and learning and development.

•	Extend Beyond Our Borders — Create and develop local teams in developing markets to build consumer insights and build the business locally.
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

During 2015, the Company executed against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business. During 2016, the Company plans to transition to the Acceleration Phase of the Growth Game Plan.
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
In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. The April 2015 Expansion is expected to generate annualized incremental cost savings of approximately $150 million when fully implemented by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017. Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. A large portion of the incremental savings are intended to be reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world. In connection with the April 2015 Expansion, the Company expects to incur $150 million of additional costs. As a result, the cumulative costs of Project Renewal are expected to be approximately $690 to $725 million, of which approximately $645 to $675 million are expected to be cash costs. Project Renewal is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017.
BUSINESS SEGMENTS
The Company’s five business segments and the key brands included in each of the segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer's®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Writing
The Company’s Writing segment is comprised of the Writing & Creative Expression business within the Win Bigger framework of the Growth Game Plan and the Elmer’s, Labeling and Fine Writing businesses within the Win Where We Are framework of the Growth Game Plan. The Writing segment designs, manufactures or sources and distributes writing instruments, adhesives, cutting products and labeling solutions, primarily for use in business and the home. The segment’s product offerings include markers, highlighters, activity-based adhesives, cutting products and everyday and fine writing instruments and accessories. Permanent/waterbase markers, dry erase markers, highlighters and art supplies are primarily sold under the Sharpie®, Expo®, Sharpie® Accent®, Prismacolor® and Mr. Sketch® trademarks. Ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies are primarily sold under the Paper Mate®, InkJoy®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America and certain areas in Latin America), Sharpie®, Mongol® and Liquid Paper® trademarks. Activity-based adhesives and cutting products are primarily sold under the Elmer’s®, Krazy Glue® and X-Acto® trademarks. Fine writing instruments are primarily sold under the Parker®, Waterman® and Rotring® trademarks. The Writing segment’s on-demand labeling solutions are primarily sold under the Dymo® Office trademark.
The Writing segment generally markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, travel retail, on-line and other retailers.

Home Solutions
The Company’s Food & Beverage business within the Home Solutions segment is a Win Bigger business, and the consumer storage and organization, cookware, window treatments and hair care accessories businesses within the Home Solutions segment are Win Where We Are businesses within the framework of the Growth Game Plan. The Home Solutions segment designs, manufactures or sources and distributes a wide range of consumer products under multiple brand names. Indoor/outdoor organization and home storage products are primarily sold under the Rubbermaid® and Roughneck® trademarks. Food storage and on-the-go hydration and thermal bottles are primarily sold under the Rubbermaid®, TakeAlongs®, Contigo®, Avex® and bubba® trademarks. Aluminum and stainless steel cookware and bakeware are sold under the Calphalon® trademark. Window treatments are primarily sold under the Levolor® trademark. Hair care accessories and grooming products are marketed primarily under the Goody® trademark.
The Home Solutions segment primarily markets its products directly to mass merchants and specialty, grocery/drug and department stores.
Tools
The Company’s Tools segment is a Win Bigger business within the framework of the Growth Game Plan. The Tools segment designs, manufactures or sources and distributes hand tools and power tool accessories, industrial bandsaw blades, tools and industrial labeling solutions. Hand tools and power tool accessories are primarily sold under the Irwin® trademark, while industrial bandsaw blades and cutting and drilling accessories are sold under the Lenox® trademark. Heating, ventilation and air conditioning (HVAC) tools are sold under the hilmorTM trademark, and industrial label makers are sold under the Dymo® trademark.
The Tools segment primarily markets its products through distributors and directly to mass merchants, home centers, industrial/construction outlets and other professional customers.
Commercial Products
The Company’s Commercial Products segment is a Win Bigger business within the framework of the Growth Game Plan. The Commercial Products segment designs, manufactures or sources and distributes cleaning and refuse products, hygiene systems and material handling solutions. Rubbermaid Commercial Products® primarily sells its products under the Rubbermaid®and Brute® trademarks.
The Commercial Products segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers.
Baby & Parenting
The Company’s Baby & Parenting segment is a Win Where We Are business within the framework of the Growth Game Plan. The Baby & Parenting segment designs and distributes infant and juvenile products such as car seats, strollers, swings, highchairs and playards, and primarily sells its products under the Graco®, Baby Jogger®, City Mini®, City Select®, Aprica® and Teutonia® trademarks. The Baby & Parenting segment sources substantially all of its products.
The Baby & Parenting segment primarily markets its products directly to mass merchants, department stores, distributors and on-line retailers.

NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for continuing operations for 2015, 2014 and 2013 for the Company’s five business segments. The Company acquired Elmer’s in 2015. The Company acquired Ignite Holdings, LLC (“Ignite”) in September 2014, the assets of bubba brands, inc. (“bubba”) in October 2014 and Baby Jogger Holdings, Inc. (“Baby Jogger”) in December 2014. Ignite and bubba are designers and marketers of durable beverage containers, and Baby Jogger is a designer and marketer of premium infant and juvenile products. The net sales of these businesses are included in the table below since the acquisition date of each business. Elmer’s is included in the Writing segment, Ignite and bubba are included in the Home Solutions segment, and Baby Jogger is included in the Baby & Parenting segment. The Company sold the Rubbermaid medical cart business in August 2015, and the Rubbermaid medical cart business’ sales are included in the table below in the Commercial Products segment up to the date the business was sold (in millions, except percentages).

	2015	% of Total	2014	% of Total	2013	% of Total
Writing	$1,763.5	29.8%	$1,708.9	29.8%	$1,653.6	29.5%
Home Solutions	1,704.2	28.8%	1,575.4	27.5%	1,560.3	27.8%
Tools	790.0	13.4%	852.2	14.9%	817.9	14.6%
Commercial Products	809.7	13.7%	837.1	14.6%	785.9	14.0%
Baby & Parenting	848.3	14.3%	753.4	13.2%	789.3	14.1%
Total Company	$5,915.7	100.0%	$5,727.0	100.0%	$5,607.0	100.0%
Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 10.9%, 10.6% and 11.2% of consolidated net sales for 2015, 2014 and 2013, respectively, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.
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

Foreign Operations
Information regarding the Company’s 2015, 2014 and 2013 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information regarding the Company’s Venezuelan operations.
Raw Materials and Sourced Finished Goods
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, aluminum and gold. The Company’s resin purchases principally comprise polyethylene, polypropylene and copolyester. Over the long-term, the Company has experienced inflation in raw material prices, labor and sourced products, and in 2015, inflation in labor and sourced products offset deflation in raw material prices. In 2016, the Company expects continued labor and sourced product inflation and moderate inflation in raw material prices. On an annualized basis, resin and metals consumed as raw materials generally represent 10% to 15% of annual cost of products sold, with neither resin nor metals purchased as raw materials individually representing more than 10% of cost of products sold.
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
Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 95% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments and customer rebates, and credit terms provided to customers.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Sharpie®,” “Paper Mate®,” “Elmer’s®,” “Parker®,” “Waterman®,” “Dymo®,” “Rubbermaid®,” “Contigo®,” “Goody®,” “Calphalon®,” “Irwin®,” “Lenox®,” “Graco®,” “Baby Jogger®” and “Aprica®.”

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
Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers and e-commerce companies to import generic products directly from foreign sources and to source and sell products, under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established.
The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery; producing and procuring products at a competitive cost; and experienced management. In addition, the Company focuses on building consumer loyalty and increased consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs.
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 10.9% of net sales in 2015, across substantially all segments. The Company’s top-ten customers in 2015 included (in alphabetical order): amazon, Costco, Essendant, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us and Wal-Mart.

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
Employees
As of January 31, 2016, the Company had approximately 17,200 employees worldwide. Approximately 2,500 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute.

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
The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Latin America and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging global economic conditions, particularly outside the U.S., there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company’s products, as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions, including the deterioration in the creditworthiness of, or a default by, the issuers of sovereign debt. Such events could negatively impact the Company’s overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the Company’s business.
The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The dominant share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and products tailored to each of their unique requirements, requiring suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors, combined with the overall economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. In particular, a loss of, or a failure by, one of the Company’s large customers could adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.
The Company’s customers may further consolidate, which could adversely affect its sales and margins.
The Company’s customers have steadily consolidated over the last two decades. In 2013, two of the Company’s large customers, Office Depot and OfficeMax, completed their previously announced merger. In February 2015, Staples and Office Depot announced plans to merge. The Company currently expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets and rationalize their supply chain, which could negatively impact the Company’s sales and margins and adversely affect the Company’s business and results of operations. There can be no assurance that following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in future pressures that could reduce the Company’s sales and margins and have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company’s plans to continue to improve productivity and reduce complexity and costs may not be successful, which would adversely affect its ability to compete.
The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. The Company is currently in the process of implementing Project Renewal, a global initiative designed to reduce the complexity of the organization and increase investment in the Company’s most significant growth platforms. Project Renewal may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. In addition, such initiatives require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
If the Company is unable to commercialize a continuing stream of new products that create demand, the Company’s ability to compete in the marketplace may be adversely impacted.
The Company’s strategy includes investment in new product development and a focus on innovation. Its long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products and line extensions that create demand. New product development and commercialization efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. In addition, sales generated by new products or line extensions could cause a decline in sales of the Company’s existing products. If new product development and commercialization efforts are not successful, the Company’s financial results could be adversely affected.
If the Company does not continue to develop and maintain leading brands or realize the anticipated benefits of increased advertising and promotion spend, its operating results may suffer.
The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands so that the Company’s retailer and other customers will need the Company’s products to meet consumer demand. Leading brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Price increases in raw materials and sourced products could harm the Company’s financial results.
The Company purchases raw materials, including resin, principally polyethylene, polypropylene and copolyester, corrugate, steel, gold, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company’s success is dependent, in part, on its continued ability to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and price increases and adversely impact the Company’s financial results.
If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth and profitability could be adversely impacted.
The Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully remain important factors in the Company’s future growth. In 2014, the Company completed the acquisitions of Ignite and Baby Jogger and the assets of bubba and in 2015, completed the acquisition of Elmer's Products, Inc. The Company’s ability to successfully integrate these or any other acquired business is dependent upon its ability to identify suitable acquisition candidates, integrate and manage product lines that have been acquired, obtain anticipated cost savings and operating income improvements within a reasonable period of time, assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, and manage unanticipated demands on the Company’s management, operational resources and financial and internal control systems. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and access to credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital. The Company may not successfully manage these or other risks it may encounter in acquiring and integrating a business or product line, which could have a material adverse effect on its business.
Circumstances associated with divestitures and product line exits could adversely affect the Company’s results of operations and financial condition.
The Company continually evaluates the performance and strategic fit of its businesses and products. In August 2015, the Company sold its Rubbermaid medical cart business, and in November 2015, the Company completed the sale of the Endicia on-line postage business. In October 2015, the Company announced that it intends to divest its Décor business, which comprises its Levolor® and Kirsch® window coverings brands. The Company may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. A decision to divest or discontinue a business or product may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

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
The financial position and results of operations of many of the Company’s international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in the Company’s financial statements. The strengthening of the U.S. Dollar against these foreign currencies ordinarily has a negative impact on the Company’s reported sales, operating margin and operating income (and conversely, the weakening of the U.S. Dollar has a positive impact). For the year ended December 31, 2015, foreign currency unfavorably affected reported sales by $331 million compared to the year ended December 31, 2014. The volatility of foreign exchange rates may materially adversely affect the Company’s operating results.
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
The Company has been adversely impacted by developments in Venezuela, including the significant devaluations of the Venezuelan Bolivar that have occurred in recent years, the declining availability of U.S. Dollars and the implementation of pricing and exchange controls in Venezuela. In 2014, the Venezuelan government issued a Law on Fair Pricing which established a maximum profit margin of 30%, thereby limiting the Company’s ability to implement price increases, which had been one of the key mechanisms to offset the effects of continuing high inflation and the impact of currency devaluations. In 2015, the Venezuelan government adopted additional regulations requiring the Company to identify the ultimate retail price to consumers on products it sells and further limit maximum profit margins on certain products to 20%, both of which adversely affected the prices the Company charges to its distributor customers and its distribution channels and route-to-market. As a result of increasingly restrictive exchange control regulations and reduced access to U.S. Dollars through official currency exchange mechanisms, the Company concluded that an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and the U.S. Dollar existed as of December 31, 2015. The exchange restrictions and other regulations have impacted the Company’s ability to make key operational and financial decisions regarding its Venezuelan operations and benefit from the earnings of its Venezuelan operations. The Company determined that it no longer could exercise control over the operations of its Venezuela subsidiary. Accordingly, the Company deconsolidated its Venezuela subsidiary on December 31, 2015 and recorded a pretax charge of $172.7 million.
Future government actions, such as currency devaluations, import authorization controls, foreign exchange controls, price or profit controls or expropriation or other forms of government take-over, could adversely impact the Company’s business, results of operations, cash flows and financial condition.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information.
The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company’s ability to manufacture and market its products.
The Company purchases raw materials to be used in manufacturing its products. In addition, the Company relies on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Most raw materials and sourced goods are obtained on a “purchase order” basis; however, in limited cases where the Company has supply contracts with fixed prices, the Company may be required to purchase raw materials at above-market prices, which could adversely impact gross margins. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. In particular, the Company’s Baby & Parenting business has a single source of supply for products that comprise a majority of Baby & Parenting’s sales and which owns the intellectual property for many of those products. In addition, certain businesses in the Company’s Home Solutions segment rely on a single source of supply for a majority of their products. Financial, operating or other difficulties encountered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to manufacture and market its products, which could have a material adverse effect on its business.

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
Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal and environmental matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations. For example, the United States Consumer Product Safety Commission and Health Canada are advocating for more strict design standards for window blinds that if implemented, would require the Company to redesign a large number of window blinds products sold in the U.S. and Canada. For certain products, redesign may not be possible or practical, and as a result, the Company would lose revenues from the sales of such products.
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
The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB+, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Moody’s has a stable outlook on its ratings, and Standard & Poor’s and Fitch have a negative outlook on their ratings. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s or Standard & Poor’s, which would reduce the Company’s senior debt below investment-grade, could increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.
The level of returns on pension and post-retirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations could also affect the Company’s pension and post-retirement plan expenses and funding requirements.
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

Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension and other post-retirement benefit plans are determined by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, expected health care costs, or mortality rates, the Company’s future pension and post-retirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company’s pension and post-retirement liabilities and related costs and funding requirements.
Risks Related to the Proposed Merger Transactions with Jarden Corporation

The Company is subject to various risks related to the proposed merger transactions with Jarden.

As described elsewhere is this Annual Report on Form 10-K, the Company has entered into the Merger Agreement with Jarden pursuant to which the Company will acquire Jarden in the Proposed Merger Transactions (as defined below). The risks, contingencies and other uncertainties that could result in the failure of the Proposed Merger Transactions to be completed or, if completed, that could have a material adverse effect on the results of operations, cash flows and financial position of the Company following the Proposed Merger Transactions, and any anticipated benefits of the Proposed Merger Transactions to the Company, include:

•
the failure to obtain necessary regulatory or other approvals for the Proposed Merger Transactions, which could result in a material delay in, or the abandonment of, the Proposed Merger Transactions or otherwise have a material adverse effect on Newell Rubbermaid or Jarden, or if obtained, the possibility of Newell Rubbermaid being subjected to conditions that could reduce or delay the expected cost savings and other benefits of the Proposed Merger Transactions;

•	the failure to obtain necessary stockholder approvals for the share issuance and the adoption of the Merger Agreement;

•	the obligation of Newell Rubbermaid to complete the Proposed Merger Transactions even if financing is not available or is available only on terms other than those currently anticipated;

•	the failure to satisfy required closing conditions or complete the Proposed Merger Transactions in a timely manner or at all;

•
the effect of the announcement of the Proposed Merger Transactions on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and the businesses generally;

•
the effect of restrictions placed on Newell Rubbermaid’s and Jarden’s respective subsidiaries’ business activities and ability to pursue alternatives to the Proposed Merger Transactions pursuant to the Merger Agreement;

•	the terms and availability of indebtedness planned to be incurred in connection with the Proposed Merger Transactions;

•	the risk that the Company may not be able to maintain its investment grade rating;

•	the potential impact of the Proposed Merger Transactions on the stock price of the Company, and the dividends expected to be paid to Company stockholders in the future;

•	the failure to realize projected cost savings and other benefits from the Proposed Merger Transactions;

•
the incurrence of significant pre- and post-transaction related costs in connection with the Proposed Merger Transactions that are, and will be, incurred regardless of whether the Proposed Merger Transactions are completed; and

•	the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement.

The future results of the Company following the Proposed Merger Transactions will suffer if Newell Brands does not effectively manage its expanded operations or successfully integrate the businesses of Newell Rubbermaid and Jarden.
Following the Proposed Merger Transactions, the size of the business of Newell Brands will increase significantly beyond the current size of either Newell Rubbermaid’s or Jarden’s business. Newell Brands’ future success will depend, in part, upon its ability to manage this expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If Newell Brands is not able to successfully combine the businesses of Newell Rubbermaid and Jarden in an efficient and effective manner, the anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected, and the value of common stock of Newell Brands may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Proposed Merger Transactions and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the results of operations, cash flows and financial position of Newell Brands, which may adversely affect the value of its common stock following the Proposed Merger Transactions. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what Newell Brands expects and may take longer to achieve than anticipated.

Uncertainties associated with the Proposed Merger Transactions may cause a loss of management personnel and other key employees which could affect the future business and operations of the Company following the Proposed Merger Transactions.
The success of the Proposed Merger Transactions will depend in part on Newell Brands’ ability to retain the talents and dedication of key employees currently employed by Jarden and by the Company. It is possible that these employees may decide not to remain with Jarden or with the Company, as applicable, while the Proposed Merger Transactions are pending or with Newell Brands after the Proposed Merger Transactions are consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, Newell Brands’ business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause Newell Brands’ business to suffer. In addition, the Company and Jarden may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.
Newell Rubbermaid may encounter difficulties or high costs associated with securing financing necessary to pay the cash portion of the merger consideration.
Newell Rubbermaid currently intends to finance the cash portion of the merger consideration for the Proposed Merger Transactions and related fees and expenses incurred by it in connection with the Proposed Merger Transactions, to refinance approximately $4.5 billion of outstanding Jarden debt and to assume two tranches of outstanding Jarden debt with principal amounts of $300 million and €300 million, with up to approximately $10.1 billion of new debt expected to be incurred in the form of (1) up to approximately $8.6 billion of newly issued Newell Rubbermaid debt securities and the $1.5 billion term loan facility, depending on market conditions at the time of obtaining the financing and available cash balances, and (2) available balance sheet cash. To the extent necessary, Newell Rubbermaid may also fund all or a portion of the cash portion of the merger consideration from borrowings under the bridge credit facility, as contemplated by the commitment letter with a lender, or from borrowings under other permanent or alternative financing.
Newell Rubbermaid expects to pursue financing that would replace or supplement financing available under the bridge credit facility. There is no guarantee that replacement or supplemental financing will be available to Newell Rubbermaid on acceptable terms or at all. Newell Rubbermaid’s ability to obtain financing to replace or supplement the commitment under the bridge credit facility will be subject to various factors, including market conditions, operating performance and credit ratings, and may be subject to restrictions in the agreements relating to Newell Rubbermaid’s outstanding debt.
The receipt of financing by Newell Rubbermaid is not a condition to the completion of the Proposed Merger Transactions and, except in certain limited circumstances in which Newell Rubbermaid or Jarden may be permitted to terminate the Proposed Merger Transactions if (1) the proceeds to be provided to Newell Rubbermaid pursuant to the bridge credit facility sufficient to consummate the Proposed Merger Transactions are not available and (2) a debt rating failure has occurred, Newell Rubbermaid will be required to complete the Proposed Merger Transactions (assuming that all of the conditions to its obligations under the Merger Agreement are satisfied). Newell Rubbermaid would be obligated to complete the Proposed Merger Transactions whether or not the bridge credit facility or other financing is available on acceptable terms or at all.
The substantial additional indebtedness that the Company will incur in connection with the Proposed Merger Transactions could materially adversely affect Newell Brands and its financial position after the Proposed Merger Transactions, including by decreasing Newell Brands’ business flexibility, increasing its borrowing costs and resulting in a reduction of Newell Brands’ credit ratings.
Following completion of the Proposed Merger Transactions, Newell Brands will have substantially increased debt compared to Newell Rubbermaid and Jarden on a recent historical basis. Newell Rubbermaid expects to incur more than $5.0 billion of additional debt (excluding approximately $4.5 billion of Jarden debt expected to be refinanced in connection with the Proposed Merger Transactions and two tranches of outstanding Jarden debt with principal amounts of $300 million and €300 million expected to be assumed by Newell Brands in connection with the Proposed Merger Transactions), assuming the conversion of all Jarden’s convertible notes into shares of Jarden common stock entitled to receive the merger consideration in connection with the completion of the Proposed Merger Transactions. This increased level of debt could have the effect, among other things, of reducing Newell Brands’ flexibility to respond to changing business and economic conditions and will have the effect of increasing Newell Brands’ interest expense. In addition, if Newell Brands is unable to timely reduce its level of indebtedness following the Proposed Merger Transactions, Newell Brands will be subject to increased demands on its cash resources, which could increase its total debt-to- capitalization ratios, decrease its interest coverage ratios or otherwise result in a breach of the covenants or otherwise adversely affect the business and financial results of Newell Brands.
Newell Rubbermaid’s credit ratings impact the cost and availability of future borrowings and, accordingly, Newell Rubbermaid’s cost of capital. Newell Rubbermaid’s credit ratings reflect each rating organization’s opinion of Newell Rubbermaid’s financial strength, operating performance and ability to meet Newell Rubbermaid’s debt obligations. Following announcement of the

Proposed Merger Transactions, Standard & Poor’s ratings services reaffirmed all of its ratings on Newell Rubbermaid, including its BBB- corporate credit rating, Moody’s reaffirmed Newell Rubbermaid’s Baa3 senior unsecured rating and Fitch reaffirmed Newell Rubbermaid’s BBB+ long-term issuer default rating, although Fitch indicated it anticipates a downgrade from BBB+ to BBB- upon completion of the Proposed Merger Transactions. There can be no assurance any of the rating agencies will not downgrade the Company’s credit rating upon completion of the Proposed Merger Transactions, and any reduction in Newell Rubbermaid’s credit ratings, either on a corporate basis or any one or more debt issuances or under the bridge credit facility (as contemplated by the commitment letter with a lender) or otherwise, may limit Newell Rubbermaid’s ability to borrow at interest rates consistent with the interest rates currently available or available to Newell Rubbermaid prior to the Proposed Merger Transactions. Any impairment of Newell Rubbermaid’s ability to obtain future financing on favorable terms could have a material adverse effect on Newell Rubbermaid’s ability to finance the cash portion of the merger consideration through the issuance of debt securities or another alternative to borrowings under the bridge credit facility on terms more favorable than those contemplated by the bridge credit facility, or to refinance the bridge credit facility, if drawn.
The Proposed Merger Transactions are subject to a number of conditions to the obligations of both Newell Rubbermaid and Jarden to complete the Proposed Merger Transactions, which, if not fulfilled, or not fulfilled in a timely manner, may result in termination of the Merger Agreement.
The Merger Agreement contains a number of conditions to completion of the Proposed Merger Transactions, including, among others:

•	approval of the share issuance by Newell Rubbermaid stockholders;

•	adoption of the Merger Agreement by Jarden stockholders;

•
effectiveness under the Securities Act of Newell Rubbermaid’s Form S-4 registration statement relating to the offer, sale and issuance of the Newell Rubbermaid common stock in connection with the share issuance and the absence of any stop order in respect thereof or proceedings by the SEC for that purpose;

•
expiration or termination of the applicable HSR Act waiting period and the affirmative approval of antitrust and competition authorities or expiration of waiting periods in certain other specified jurisdictions;

•	the absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit completion of the Proposed Merger Transactions;

•
subject to certain exceptions, the accuracy of representations and warranties with respect to the businesses of Newell Rubbermaid and Jarden and compliance by Newell Rubbermaid and Jarden with their respective covenants contained in the Merger Agreement; and

•	the absence of a material adverse effect relating to Newell Rubbermaid or Jarden.
Many of the conditions to completion of the Proposed Merger Transactions are not within either Newell Rubbermaid’s or Jarden’s control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to July 31, 2016, which may be extended by either Newell Rubbermaid or Jarden up to two times, each for an additional 45 day period, it is possible that the Merger Agreement may be terminated. Although Newell Rubbermaid and Jarden have agreed in the Merger Agreement to use commercially reasonable efforts, subject to certain limitations, to complete the Proposed Merger Transactions as promptly as practicable, these and other conditions to the completion of the Proposed Merger Transactions may fail to be satisfied. In addition, satisfying the conditions to and completion of the Proposed Merger Transactions may take longer, and could cost more, than Newell Rubbermaid and Jarden expect. Neither Newell Rubbermaid nor Jarden can predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Proposed Merger Transactions for a significant period of time or prevent them from occurring. Any delay in completing the Proposed Merger Transactions may adversely affect the cost savings and other benefits that Newell Rubbermaid expects to achieve if the Proposed Merger Transactions and the integration of the companies’ respective businesses are completed within the expected timeframe.
Failure to complete the Proposed Merger Transactions could negatively impact Newell Rubbermaid’s or Jarden’s stock price and have a material adverse effect on their results of operations, cash flows and financial position.
If the Proposed Merger Transactions are not completed for any reason, including as a result of Newell Rubbermaid or Jarden stockholders failing to approve the applicable proposals, the ongoing businesses of Newell Rubbermaid and Jarden may be materially adversely affected and, without realizing any of the benefits of having completed the Proposed Merger Transactions, Newell Rubbermaid and Jarden would be subject to a number of risks, including the following:

•	Newell Rubbermaid and Jarden may experience negative reactions from the financial markets, including negative impacts on their respective stock prices;

•	Newell Rubbermaid and Jarden and their respective subsidiaries may experience negative reactions from their respective customers, distributors, regulators, vendors and employees;

•	Newell Rubbermaid and Jarden will still be required to pay certain significant costs relating to the Proposed Merger Transactions, such as legal, accounting, financial advisor and printing fees;

•	Newell Rubbermaid or Jarden may be required to pay one or more cash termination fees as required by the Merger Agreement;

•
the Merger Agreement places certain restrictions on the conduct of the respective businesses pursuant to the terms of the Merger Agreement, which may have delayed or prevented the respective companies from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;

•
matters relating to the Proposed Merger Transactions (including integration planning) require substantial commitments of time and resources by each company’s management, which could have resulted in the distraction of each company’s management from ongoing business operations and pursing other opportunities that could have been beneficial to the companies; and

•
litigation related to any failure to complete the Proposed Merger Transactions or related to any enforcement proceeding commenced against Newell Rubbermaid or Jarden to perform their respective obligations under the Merger Agreement.

For example, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, including termination by Newell Rubbermaid or Jarden to enter into a definitive agreement for a proposal that constitutes a superior proposal, Newell Rubbermaid or Jarden, as applicable, will be required to pay the other a cash termination fee equal to $385 million. In addition, if the Merger Agreement is terminated by either party due to a failure to obtain the applicable necessary stockholder approval, Newell Rubbermaid or Jarden, as applicable, will be required to reimburse the other for up to $100 million for fees and expenses incurred in connection with the Proposed Merger Transactions. Newell Rubbermaid could also be required to pay a termination fee of $900 million to Jarden and terminate the Merger Agreement under certain conditions if it is unable to obtain financing contemplated by the Merger Agreement, including the bridge credit facility (as contemplated by the commitment letter with a lender), and is otherwise unable to secure alternative investment grade financing.
If the Proposed Merger Transactions are not completed, the risks described above may materialize and they may have a material adverse effect on the Company’s results of operations, cash flows, financial position and stock prices.
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

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
WRITING	IL	Downers Grove	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	UK	London	L	Fine Writing
	NC	Statesville	L/O	Adhesives
	OH	Columbus	L/O	Adhesives
	Canada	Toronto	L	Adhesives
	Belgium	Sint Niklaas	O	Labeling Technology
HOME SOLUTIONS	OH	Mogadore	L/O	Home Products
	KS	Winfield	L/O	Home Products
	Canada	Calgary	L	Home Products
	IL	Chicago	L	Beverage
	MO	Jackson	O	Home Storage Systems
	OH	Perrysburg	O	Cookware
	OH	Bowling Green	L	Cookware
	Mexico	Agua Prieta	L	Window Treatments
	UT	Ogden	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings
TOOLS	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Poland	Zerniki	L	Tools
COMMERCIAL PRODUCTS	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
BABY & PARENTING	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Japan	Osaka	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	O	Infant Products
	China	Zhongshan	L	Infant Products
CORPORATE	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	NY	Manhattan	L	Office
	Switzerland	Geneva	L	Office
	Japan	Tokyo	L	Shared
	Australia	Scores	L	Office
	MI	Kalamazoo	L	Research & Development
SHARED FACILITIES	AR	Bentonville	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	NC	High Point	L	Shared Services
	Canada	Bolton	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	France	Malissard	L/O	Shared Services
	France	Paris	L	Shared Services
	Italy	Milan	L	Shared Services
	Poland	Poznan	L	Shared Services
	Poland	Zerniki	L	Shared Services
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	55	President and Chief Executive Officer
Joseph A. Arcuri	52	Executive Vice President, Chief Commercial Officer
William A. Burke	55	Executive Vice President
Richard B. Davies	53	Executive Vice President, Chief Development Officer
Paula S. Larson	53	Executive Vice President, Chief Human Resources Officer
John K. Stipancich	47	Executive Vice President, Chief Financial Officer
Mark S. Tarchetti	40	Executive Vice President
Bradford R. Turner	43	Senior Vice President, General Counsel and Corporate Secretary

Michael B. Polk has been President and Chief Executive Officer of the Company since July 2011. He joined the Company’s Board of Directors in November 2009 and served as a member of the Audit Committee prior to assuming his current role. Prior to assuming his current role, Mr. Polk was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent 16 years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific; President, Biscuits and Snacks Sector; and was a member of the Kraft Foods Management Committee. Mr. Polk also serves as a director of Colgate-Palmolive Company.
Joseph A. Arcuri has been Executive Vice President and Chief Commercial Officer since January 2016 and served as President - Home Solutions from December 2014 to December 2015. Prior to these roles, he served as Vice President, General Manager of North American Beauty at The Procter & Gamble Company from 2007 to November 2014.
William A. Burke has been Executive Vice President since January 2016. Prior to this role, he served as Executive Vice President and Chief Operating Officer from October 2012 to December 2015; President, Newell Professional from January 2012 to September 2012; President, Tools, Hardware & Commercial Products from January 2009 through 2011; and, President, Tools and Hardware from December 2007 to January 2009. Prior to these roles, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1982 through 2002, he served in a variety of positions with The Black & Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.
Richard B. Davies has been Executive Vice President and Chief Development Officer since January 2016 and served as Chief Marketing Officer from December 2012 through December 2015. Prior to these roles, from 1982 to 2012, he held positions of increasing responsibility at Unilever, most recently serving as its Global Senior Vice President - Consumer and Market Insights from 2008 to 2012.
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
John K. Stipancich has been Executive Vice President and Chief Financial Officer since February 2015, having previously served as Interim Chief Financial Officer since October 2014. He also served as the Company’s Executive Vice President and General Counsel and Corporate Secretary from October 2014 to March 2015. From October 2012 to October 2014, he served as Executive Vice President, General Counsel and Corporate Secretary and EMEA Executive Leader. Prior to these roles, he served as Senior Vice President, General Counsel and Corporate Secretary from January 2010 to October 2012. From November 2004 through December 2009, he served as Vice President and General Counsel to several of the Company’s businesses.
Mark S. Tarchetti has been Executive Vice President since January 2016. Prior to this role, he served as Executive Vice President and Chief Development Officer from January 2013 to December 2015.  From September 2011 to December 2012, Mr. Tarchetti was the Director of Tarchetti & Co. Ltd., a consulting firm he founded where he advised clients, including the Company, on business strategy and change management.  From 1997 to 2011, he served in a variety of senior strategic, business and finance roles at Unilever, including as Head of Corporate Strategy from 2009 to 2011, Vice President of Corporate Strategy in 2008, Finance Director of the UK Home & Personal Care business from 2007 to 2008, and Global Head of Financial Planning & Analysis from 2004 to 2007.
Bradford R. Turner has been Senior Vice President, General Counsel and Corporate Secretary since March 2015. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel - Office Products from June 2007 to October 2011.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York Stock Exchange (symbol: NWL). As of January 31, 2016, there were 10,405 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2015		2014
Quarters	High	Low	High	Low
First	$40.37	$36.33	$32.54	$29.14
Second	42.00	37.95	31.61	28.27
Third	44.51	38.17	35.25	30.85
Fourth	50.90	39.39	38.73	31.14
The Company has paid regular cash dividends on its common stock since 1947. For 2015, the Company paid a quarterly cash dividend of $0.19 per share in each quarter. For 2014, the Company paid a quarterly cash dividend of $0.15 per share in the first quarter and $0.17 per share in each of the second, third and fourth quarters. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2015:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2015	301,380	$41.66	298,500	$257,571,604
November 2015	58,249	43.78	38,500	255,912,171
December 2015	12,115	47.79	—	255,912,171
Total	371,744	$42.19	337,000
 __________________

(1)
During 2015, all share purchases other than those pursuant to the Company’s share repurchase program (the “SRP”) were made to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In October, November and December, in addition to the shares purchased under the SRP, the Company purchased 2,880 shares (average price: $44.11), 19,749 shares (average price: $45.10), and 12,115 shares (average price: $47.79), respectively, in connection with the vesting of employees’ stock-based awards.

(2)
Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The average per share price of shares purchased in October and November 2015 relating to the SRP was $41.63 and $43.10, respectively.

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

	2015(1)	2014(1)	2013(1), (2)	2012(2)	2011(2)
STATEMENTS OF OPERATIONS DATA
Net sales	$5,915.7	$5,727.0	$5,607.0	$5,508.5	$5,451.5
Cost of products sold	3,611.1	3,523.6	3,482.1	3,414.4	3,388.3
Gross margin	2,304.6	2,203.4	2,124.9	2,094.1	2,063.2
Selling, general and administrative expenses	1,573.9	1,480.5	1,399.5	1,403.5	1,390.6
Pension settlement charge	52.1	65.4	—	—	—
Impairment charges	—	—	—	—	317.9
Restructuring costs(3)	77.2	52.8	110.3	52.9	47.9
Operating income	601.4	604.7	615.1	637.7	306.8
Nonoperating expenses:
Interest expense, net	79.9	60.4	60.3	76.1	86.2
Losses related to extinguishments of debt	—	33.2	—	10.9	4.8
Venezuela deconsolidation charge	172.7	—	—	—	—
Other expense (income), net	11.3	49.0	18.5	(1.3)	13.5
Net nonoperating expenses	263.9	142.6	78.8	85.7	104.5
Income before income taxes	337.5	462.1	536.3	552.0	202.3
Income taxes	78.2	89.1	120.0	161.5	19.1
Income from continuing operations	259.3	373.0	416.3	390.5	183.2
Income (loss) from discontinued operations, net of tax	90.7	4.8	58.3	10.8	(58.0)
Net income	$350.0	$377.8	$474.6	$401.3	$125.2
Weighted-average shares outstanding:
Basic	269.3	276.1	288.6	291.2	293.6
Diluted	271.5	278.9	291.8	293.6	296.2
Earnings (loss) per share:
Basic:
Income from continuing operations	$0.96	$1.35	$1.44	$1.34	$0.62
Income (loss) from discontinued operations	$0.34	$0.02	$0.20	$0.04	$(0.20)
Net income	$1.30	$1.37	$1.64	$1.38	$0.43
Diluted:
Income from continuing operations	$0.96	$1.34	$1.43	$1.33	$0.62
Income (loss) from discontinued operations	$0.33	$0.02	$0.20	$0.04	$(0.20)
Net income	$1.29	$1.35	$1.63	$1.37	$0.42
Dividends	$0.76	$0.66	$0.60	$0.43	$0.29
BALANCE SHEET DATA
Inventories, net	$721.8	$708.5	$684.4	$696.4	$699.9
Working capital (4), (5)	504.9	403.6	551.9	568.3	366.7
Total assets (4)	7,278.0	6,564.3	5,967.8	6,215.6	6,154.7
Short-term debt, including current portion of long-term debt	388.8	397.4	174.8	211.9	367.5
Long-term debt, net of current portion	2,687.6	2,084.5	1,661.6	1,706.5	1,809.3
Total stockholders’ equity	$1,826.4	$1,854.9	$2,075.0	$2,000.2	$1,852.6

(1)	Supplemental data regarding 2015, 2014 and 2013 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Statement of Operations data for 2013, 2012, and 2011 has been adjusted to reclassify the results of operations of the Endicia and Culinary electrics and retail businesses to discontinued operations. Statement of Operations data for 2012 and 2011 has been adjusted to reclassify the results of operations of the Hardware and Teach businesses to discontinued operations.

(3)
Restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(4)
In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740), requiring deferred tax assets and liabilities to be classified as noncurrent assets and liabilities in the balance sheet.  ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted as of the beginning of an interim or annual reporting period.  The Company adopted ASU 2015-17 retrospectively as of December 31, 2015.  Accordingly, working capital and total assets in the Selected Financial Data have been adjusted to give effect to the retrospective adoption of ASU-17. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

(5)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses
On October 22, 2015, the Company completed the acquisition of Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $570.1 million, which is net of $16.8 million of cash acquired and is subject to customary working capital adjustments. Elmer’s, whose brands include Elmer’s®, Krazy Glue® and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Elmer’s are included in the Company’s consolidated financial statements beginning October 22, 2015. Elmer’s is included in the Company’s Writing segment.
On December 15, 2014, the Company acquired Baby Jogger Holdings, Inc. (“Baby Jogger”), a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint. The Company acquired Baby Jogger for net cash consideration of $210.1 million, a portion of which was used to repay Baby Jogger’s outstanding debt obligations at closing. The acquisition was accounted for using the purchase method of accounting. As a result, the results of operations of Baby Jogger are included in the Company’s consolidated financial statements beginning December 15, 2014.
On October 22, 2014, the Company acquired the assets of bubba brands, inc. (“bubba”) for $82.4 million. bubba is a designer and marketer of durable beverage containers in North America. The acquisition was accounted for using the purchase method of accounting. As a result, the results of operations of bubba are included in the Company’s consolidated financial statements beginning October 22, 2014.
On September 4, 2014, the Company acquired Ignite Holdings, LLC (“Ignite”) for $313.1 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers sold in North America under the Contigo® and Avex® brands. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of Ignite are included in the Company’s consolidated financial statements beginning September 4, 2014.
The Ignite and bubba acquisitions give the Company’s Home Solutions segment access to additional channels in the on-the-go hydration and thermal bottle market in North America and fit with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels.
Divestitures and Planned Divestitures
In October 2015, the Company initiated a process to divest its Levolor® and Kirsch® window coverings brands (“Décor”). The assets and liabilities of Décor subject to the divestiture, including $61.1 million of property, plant and equipment, intangible assets and goodwill, have been classified as current assets held for sale and current liabilities held for sale as of December 31, 2015. The results of operations of the Décor business are and will continue to be included in the Company’s consolidated results from continuing operations in the Home Solutions segment until the business is sold.
In August 2015, the Company sold its Rubbermaid medical cart business, which was included in the Company’s Commercial Products segment. The results of operations of the Rubbermaid medical cart business are included in the Company’s operating results from continuing operations through the date of sale.

Quarterly Summaries
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year
2015
Net sales	$1,264.0	$1,560.9	$1,530.0	$1,560.8	$5,915.7
Gross margin	$487.5	$621.0	$598.9	$597.2	$2,304.6
Income (loss) from continuing operations	$56.9	$148.1	$134.0	$(79.7)	$259.3
(Loss) income from discontinued operations	$(2.8)	$0.4	$0.2	$92.9	$90.7
Net income	$54.1	$148.5	$134.2	$13.2	$350.0
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.21	$0.55	$0.50	$(0.30)	$0.96
(Loss) income from discontinued operations	$(0.01)	$—	$—	$0.35	$0.34
Net income	$0.20	$0.55	$0.50	$0.05	$1.30
Diluted
Income (loss) from continuing operations	$0.21	$0.55	$0.49	$(0.30)	$0.96
(Loss) income from discontinued operations	$(0.01)	$—	$—	$0.35	$0.33
Net income	$0.20	$0.55	$0.50	$0.05	$1.29

Calendar Year	1st	2nd	3rd	4th	Year
2014
Net sales	$1,214.3	$1,502.2	$1,484.5	$1,526.0	$5,727.0
Gross margin	$457.0	$595.6	$576.7	$574.1	$2,203.4
Income from continuing operations	$51.8	$149.0	$122.9	$49.3	$373.0
Income (loss) from discontinued operations	$1.1	$1.6	$(0.6)	$2.7	$4.8
Net income	$52.9	$150.6	$122.3	$52.0	$377.8
Earnings per share:
Basic
Income from continuing operations	$0.18	$0.54	$0.45	$0.18	$1.35
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01	$0.02
Net income	$0.19	$0.54	$0.45	$0.19	$1.37
Diluted
Income from continuing operations	$0.18	$0.53	$0.44	$0.18	$1.34
Income (loss) from discontinued operations	$—	$0.01	$—	$0.01	$0.02
Net income	$0.19	$0.54	$0.44	$0.19	$1.35

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

Business Overview
Newell Rubbermaid (which may be referred to hereafter as the “Company” or “our”) is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
The Company is executing its Growth Game Plan, a strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The Company considers the changes being implemented in the execution of the Growth Game Plan to be key enablers to building a bigger, faster-growing, more global and more profitable company.
During 2015, the Company continued the cadence of consistent execution and delivery while simultaneously driving its change agenda to propel the Growth Game Plan into action. During 2015, the Company executed against the Strategic Phase of the Growth Game Plan, investing in core activity systems critical to the Company’s success, unlocking trapped capacity for growth through Project Renewal, investing in new capabilities and the Company’s brands for accelerated growth, and beginning to leverage an operating company structure to release the full potential of the business. The Company expects to transition to the Acceleration Phase of the Growth Game Plan during 2016.
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

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer's®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

In October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $570.1 million. Elmer’s, whose brands include Elmer’s®, Krazy Glue® and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. The acquisition was accounted for using the purchase method of accounting, and accordingly, Elmer’s results of operations were included in the Company’s statement of operations since the acquisition date, including net sales of $36.3 million. Elmer’s is reported as part of our Writing segment.
Based on the Company’s strategy to allocate resources to its businesses relative to each business’ growth potential and, in particular, those businesses with the greater right to win in the marketplace, during 2015 the Company divested its Rubbermaid medical cart business and initiated a process to divest its Levolor® and Kirsch® window coverings brands (“Décor”). The Rubbermaid medical cart business focuses on optimizing nurse work flow and medical records processing in hospitals and was included in the Commercial Products segment. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The Rubbermaid medical cart business was included in the Company’s consolidated results from continuing operations, including net sales of $26.5 million, until it was sold in August 2015. Décor will continue to be reported in our results from continuing operations as part of our Home Solutions segment until the business is sold, which is expected in 2016. In 2015, Décor generated $300.8 million of net sales. The assets and liabilities of Décor that are subject to divestiture are classified as current assets held for sale and current liabilities held for sale in the consolidated balance sheet as of December 31, 2015.

The Endicia on-line postage and the Culinary electrics and retail businesses have been classified as discontinued operations since the Company committed in 2014 to sell these businesses. Endicia was included in our Writing segment, and the Culinary businesses were included in our Home Solutions segment. During 2015, the Company sold Endicia for a sales price of $208.7 million, subject to customary working capital adjustments. During 2015, the Company ceased operations in its Culinary electrics and retail businesses.

Proposed Acquisition of Jarden Corporation

On December 13, 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Jarden Corporation (“Jarden”). Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle, Crock-Pot, FoodSaver, Mr. Coffee, Oster, Coleman, First Alert, Rawlings, Jostens, K2, Marker, Marmot, Volkl, and many others. The merger is expected to create a consumer goods company with estimated annual sales of $16 billion to be named Newell Brands Inc. (“Newell Brands”), with a portfolio of leading brands in large, growing, unconsolidated, global markets. Newell Rubbermaid anticipates significant annualized cost synergies will be realized by Newell Brands, driven by efficiencies of scale and efficiencies in procurement, cost to serve and infrastructure.

Pursuant to the Merger Agreement, by and among Newell Rubbermaid, Jarden, NCPF Acquisition Corp. I, a wholly-owned subsidiary of Newell Rubbermaid (“Merger Sub 1”), and NCPF Acquisition Corp. II, a wholly-owned subsidiary of Newell Rubbermaid (“Merger Sub 2”), Merger Sub 1 will be merged with and into Jarden, with Jarden surviving as a wholly-owned subsidiary of Newell Rubbermaid, and immediately thereafter, Jarden will be merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving corporation as a wholly-owned subsidiary of Newell Rubbermaid (collectively, the “Proposed Merger Transactions”). Upon completion of the Proposed Merger Transactions, Jarden will become a wholly-owned subsidiary of Newell Rubbermaid and will no longer be a publicly held corporation.

In connection with the Proposed Merger Transactions, each share of Jarden common stock will be converted into the right to receive and become exchangeable for merger consideration consisting of (1) 0.862 of a share of Newell Rubbermaid common stock plus (2) $21.00 in cash. Based on the closing price of a share of Newell Rubbermaid common stock on February 24, 2016 of $37.74 per share, the implied total consideration is approximately $14.0 billion, including $5.5 billion of cash and $8.5 billion of Newell Rubbermaid common stock. Based on the estimated 225.0 million shares of Newell Rubbermaid common stock expected to be issued in the Proposed Merger Transactions, stockholders of Newell Rubbermaid and stockholders and convertible noteholders of Jarden immediately before the Proposed Merger Transactions will own 54% and 46%, respectively, of Newell Brands upon completion of the Proposed Merger Transactions.

Newell Rubbermaid entered into a commitment letter for a $10.5 billion senior unsecured bridge credit facility, the availability of which has since been reduced to $9.0 billion because Newell Rubbermaid subsequently entered into the $1.5 billion term loan facility. The total available amount of the bridge credit facility is subject to further reduction in equivalent amounts upon the completion of any issuance of debt or equity securities by Newell Rubbermaid. Newell Rubbermaid currently intends to finance the $5.5 billion cash portion of the merger consideration and related fees and expenses incurred by it in connection with the Proposed Merger Transactions, to refinance approximately $4.5 billion of outstanding Jarden debt and to assume two tranches of outstanding Jarden debt with principal amounts of $300 million and €300 million, with up to approximately $10.1 billion of new debt expected to be incurred in the form of (1) up to approximately $8.6 billion of newly issued Newell Rubbermaid debt securities and the $1.5 billion term loan facility, depending on market conditions at the time of obtaining the financing and available cash balances, and (2) available balance sheet cash and the net cash proceeds, if any, from the planned divestiture of the Décor business. To the extent necessary, Newell Rubbermaid may also fund all or a portion of the cash portion of the merger consideration from borrowings under the bridge credit facility (as completed by the commitment letter with a lender) or from borrowings under other permanent or alternative financing.

Newell Rubbermaid and Jarden currently expect the Proposed Merger Transactions to close during the second quarter of 2016. The Proposed Merger Transactions are subject to the approval of the share issuance by Newell Rubbermaid stockholders and the adoption of the Merger Agreement by Jarden stockholders, as well as regulatory approvals and other customary closing conditions.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in 2015 in driving the Growth Game Plan into action:

•
Core sales, which excludes the impact of changes in foreign currency, acquisitions and planned and completed divestitures, increased 5.5% in 2015, excluding a 580 basis point adverse impact from foreign currency, a 470 basis point contribution from acquisitions and a 110 basis point decline associated with planned and completed divestitures. Reported sales increased 3.3%. Core sales grew across all four regions led by North America core growth of 3.8% and Latin America core growth of 30.5%. Asia Pacific core sales increased 3.4% and EMEA 1.5%.

The impact of acquisitions includes Elmer’s sales from October 22, 2015, the date of acquisition, through December 31, 2015; Ignite sales up to, but excluding, the month of September, the month the business was acquired in 2014; bubba sales through October 2015, the month the business was acquired in 2014; and, Baby Jogger sales up to, but excluding the month of December, the month the business was acquired in 2014. Businesses that have been divested or for which there is a plan to divest the business are excluded from core sales beginning with the quarter in which the Company determines to divest the business. Accordingly, the impact of planned and completed divestitures includes the divested Rubbermaid medical cart business for the entire year and Décor for the period July 1, 2015 through December 31, 2015.
Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts, with the difference, after removing the impact of acquisitions and planned and completed divestitures, equal to changes in core sales, and the difference between the change in reported net sales and the change in total constant-currency sales, calculated using the 12-month average exchange rate in the prior year, being attributable to currency.

•
Core sales increased 9.4% in the Company’s Win Bigger businesses, which includes Writing & Creative Expression in the Writing segment, Food & Beverage in the Home Solutions segment, and the Tools and Commercial Products segments. Net sales in the Company’s Win Bigger businesses increased 7.2%, which includes a 490 basis point contribution from acquisitions and a 710 basis point adverse impact from foreign currency.

•
Gross margin was 39.0%, up 50 basis points compared to the prior year. The improvement was driven by productivity, pricing, lower input costs (including resin) and the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall, which more than offset unfavorable foreign currency and sourced product, labor and other input cost inflation. Unfavorable foreign currency resulted in a 150 basis point decrease in gross margin, and the adverse impact of the cost of products sold associated with the Graco product recall in the prior year’s results contributed 20 basis points of improvement.

•
Selling, general and administrative expenses (“SG&A”) increased $93.4 million to $1,573.9 million, due primarily to increased advertising and promotion in support of the Company’s brands and innovation, costs associated with the Graco product recall, SG&A of acquired businesses (Ignite, bubba and Baby Jogger), costs associated with due diligence for the Jarden transaction, increased annual incentive compensation and increased costs associated with Project Renewal transformation initiatives, partially offset by a reduction in overhead costs due to Project Renewal initiatives and the impacts of foreign currency.

The Company’s advertising and promotion strategy is to invest behind innovation, including new product launches, and in building brands. During 2015, the Company increased advertising and promotion investments by $42.3 million, representing an incremental 60 basis points as a percentage of net sales to 4.9%. The Company’s investments in brand-building and consumer demand creation and commercialization activities in 2015 included the following:

•	continued advertising campaigns supporting the new line of Sharpie® highlighters called Sharpie Clear View®, which have a unique, see-through tip for more precise highlighting;

•	continued investment in InkJoy® advertising in the North America, Europe and Latin America markets;

•	continued advertising for Mr. Sketch® scented markers in the U.S. market;

•	advertising support for Parker® in China, Japan, Hong Kong and the United Kingdom;

•	advertising support behind Dymo® Office, supporting the Why Write campaign in the Europe and U.S. markets;

•	advertising campaigns supporting Easy Find Lids® and LunchBlox® Kids, making it easier for parents to pack healthy lunches for kids’ lunch bags;

•	advertising for Calphalon® Self-Sharpening Cutlery with SharpINTM technology in North America;

•	advertising support behind Irwin Brazil’s 240 Cart Tool Box campaign;

•	advertising for Irwin’s Vise-Grip® family of hand tools;

•
continued advertising in North America, China and Brazil for Brute®, Slim Jim® Step-On, RUBBERMAID HYGENTM disposable microfiber, WaveBrake® mop buckets and Maximizer® mops in the Commercial Products segment;

•	advertising for Graco 4Ever® All-in-One convertible car seat; and

•	advertising for the Graco Nautilus® Plus 3-in-1 car seat.
The Company plans to continue increasing advertising and promotion in support of its brands to drive growth.

•	Settled U.S. pension liabilities with plan assets for certain participants which resulted in a $52.1 million non-cash settlement charge in the fourth quarter of 2015.

•
Continued execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $74.0 million of restructuring costs in 2015.

•
Realized a $9.2 million foreign exchange loss during 2015 for the Company’s Venezuelan operations associated with declines in the SICAD exchange rate for the Venezuela Bolivar throughout the year and recognized a $172.7 million pretax charge ($165.1 million after tax) upon deconsolidation of the Company’s Venezuela subsidiary on December 31, 2015.

•
Reported a 23.2% effective tax rate for 2015, compared to an effective tax rate of 19.3% for 2014. During 2015, the Company’s effective tax rate was adversely impacted by the geographical mix of earnings, the strengthening of the U.S. Dollar against foreign currencies and the implied tax rate associated with the $7.6 million income tax benefit on the $172.7 million Venezuela deconsolidation charge, which were partially offset by benefits from the impact of increased foreign tax credits. During 2014, the Company recognized discrete income tax benefits of $15.5 million related to the resolution of certain tax contingencies and $18.4 million of income tax benefits associated with the net reduction of valuation allowances on certain international deferred tax assets.

•	The Company repurchased and retired 4.5 million shares of its common stock for $180.4 million during 2015.

•	The Company sold its Endicia® on-line postage business for $208.7 million of net proceeds, resulting in a net gain from sale of $95.6 million included in discontinued operations.

•
The Company initiated a process to divest its Levolor® and Kirsch® window coverings brands (“Décor”). Décor will continue to be reported in results from continuing operations in the Home Solutions segment until the business is sold.

•
In October 2015, the Company completed the offering and sale of $600.0 million of medium-term notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 (the “2018 Notes”) and $300.0 million aggregate principal amount of 3.90% notes due 2025 (the “2025 Notes” and, together with the 2018 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $594.5 million, which were used for the acquisition of Elmer’s Products, Inc. (“Elmer’s”) and for general corporate purposes.

Acquisitions
In October 2015, the Company acquired Elmer’s for $570.1 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, Elmer’s results of operations were included in the Company’s statement of operations since the acquisition date, including net sales of $36.3 million. Elmer’s is included in the Writing segment.
In December 2015, the Company entered into the Merger Agreement to acquire Jarden in the Proposed Merger Transactions and create Newell Brands. In 2015, the Company incurred $10.8 million of costs associated with the Jarden transaction, which are classified as SG&A, and $2.0 million of interest costs for financing arrangements associated with the Jarden transaction.

During 2014, the Company completed the acquisitions of Ignite Holdings, LLC (“Ignite”) and Baby Jogger Holdings, Inc. (“Baby Jogger”) and acquired the assets of bubba brands, inc. (“bubba”). The Ignite and bubba acquisitions give the Company’s Home Solutions segment access to additional channels in the on-the-go hydration and thermal bottle market in North America and fit with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint. The results of operations of Ignite, bubba and Baby Jogger are included in the Company’s consolidated financial statements beginning on the respective acquisition dates of each business in 2014, which included net sales of $51.1 million, $13.4 million and $4.4 million for Ignite, bubba and Baby Jogger, respectively, in 2014.

•
On September 4, 2014, the Company acquired Ignite for $313.1 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers in North America sold under the Contigo®and Avex®brands.

•	On October 22, 2014, the Company acquired the assets of bubba for $82.4 million. bubba is a designer and marketer of durable beverage containers in North America.

•
On December 15, 2014, the Company acquired Baby Jogger, a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories, for $210.1 million. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia under the Baby Jogger brand and its City Mini® and City Select® sub-brands.

Key Initiatives
Project Renewal
During April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”), a program initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business, funded by a reduction in structural SG&A costs. Project Renewal is designed to simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. Project Renewal encompasses projects centered around five workstreams:

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
Through Project Renewal, the Company has been realigned from a holding company comprised of 13 GBUs, each with its own support structure, to an operating company with three operating groups that manage five operating segments. The operating company structure is centered around four primary capabilities: Design; Marketing & Insight; Supply Chain; and Customer Development. The Company has developed centers of excellence in each of these capabilities and has realigned its back office support structure functions (Human Resources, Finance/IT and Legal) to support the four primary capabilities. This realignment has led to efficiencies and cost reductions, allowing the Company to increase investments in its brands and capabilities.  In addition, through Project Renewal, the Company has simplified its go-to-market and back office structures in EMEA which has resulted in significant Project Renewal costs and savings in the EMEA region.
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
Under the April 2015 Expansion, the Company is implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. The April 2015 Expansion is expected to generate annualized incremental overhead cost savings of approximately $150 million when fully implemented by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017. In connection with the April 2015 Expansion, the Company expects to incur approximately $150 million of additional costs, including cash costs of approximately $135 million. The additional costs include pretax restructuring charges in the range of $125 to $135 million, a majority of which are expected to be facility exit costs and employee-related cash costs, including severance, retirement and other termination benefits.
Cumulative costs of the expanded Project Renewal are now expected to be approximately $690 to $725 million pretax, with cash costs of approximately $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017. The Company achieved its targeted savings of approximately $270 to $325 million by the end of the first half of 2015, having realized annualized savings of approximately $311 million through the second quarter of 2015. Through December 31, 2015, the Company has realized annualized savings of approximately $360 million. The majority of these savings have been, and the majority of future savings from Project Renewal initiatives are expected to be, reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world.

Through December 31, 2015, the Company had incurred $309.8 million and $158.7 million of restructuring and other project-related costs, respectively. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal. Through December 31, 2015, the Company estimates it has reduced its headcount by approximately 2,500 employees as a result of Project Renewal initiatives.

The following table summarizes the estimated costs and savings relating to Project Renewal, as well as the actual results through December 31, 2015 (amounts in millions):

	Total Project	Through December 31, 2015	Remaining through December 31, 2017*
Cost	$690 - $725	$469	$221- $256
Savings	$620 - $675	$360	$260 - $315

* Includes savings expected to be realized during 2018 from projects completed in 2017.

In 2015, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Initiated plans to relocate the Company’s corporate headquarters from 3 Glenlake Parkway in Atlanta, Georgia, to 6655 Peachtree Dunwoody Road in Atlanta, Georgia in early 2016. The new space will reflect a brand-led, innovative company with headquarters purpose-fit for how employees work today and into the future.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects focused on profitable growth in the region, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. During 2015, the Company initiated a project focused on aligning the sales and marketing capabilities in the region, a project in the Best Cost Finance workstream and a project focused on optimizing the region’s activities and relationships with its sourcing partners.

•
Ongoing evaluations of the Company’s overhead structure, supply chain organization and processes, customer development organization alignment, and pricing structure to optimize and transform processes, simplify the organization and reduce costs. During 2015, the Company initiated a project focused on optimizing the sales and marketing overhead cost structure in North America and Latin America.

•
The continued execution of projects to streamline the three business partnering functions, Human Resources, Finance/IT and Legal, and to align these functions with the new operating structure, including the ongoing execution of projects to reduce the Company’s IT footprint and centralize and optimize Human Resources support activities.

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
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the Company’s North American, Latin American and European operations are live on SAP, and the Company plans to implement SAP in its Asia Pacific operations in 2016.
Foreign Currency - Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company’s Venezuelan operations are primarily included in the Writing segment. The Company generally imports raw materials into Venezuela and manufactures writing instruments locally. The Company’s Venezuelan operations also import components and finished goods. Generally, purchases of imported products are denominated in U.S. Dollars. The Company has historically used various means, including price increases and productivity initiatives, to offset increased costs due to the impacts of high inflation and currency devaluations. During the years ended December 31, 2015, 2014 and 2013, the Company’s Venezuelan operations generated 2.2%, 1.4% and 1.4% of consolidated net sales, respectively and approximately $51 million, $30 million and $34 million of the Company’s reported operating income, respectively. The Venezuelan operations also generated approximately $40 million of cash flow from operating activities during 2015.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remained at 6.3 Bolivars per U.S. Dollar. In March 2014, the Company analyzed the multiple rates available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, the Company determined as of March 31, 2014 that the SICAD I rate was the most appropriate rate to use prospectively for remeasurement rather than the CENCOEX rate, which the Company used up to March 31, 2014. As a result, the Company recorded net foreign exchange losses of $45.6 million in 2014, including $38.7 million of foreign exchange losses during the three months ended March 31, 2014, based on the adoption of and ongoing changes in the SICAD I exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars. As of December 31, 2014, the SICAD I auction rate was 12.0 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar continued to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were SICAD auctions conducted during 2014 and 2015, and the exchange rate in the last SICAD auction in 2015 was 13.5 Bolivars per U.S. Dollar.  The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants. SIMADI became operational with an initial exchange rate of approximately 170 Bolivars per U.S. Dollar. The SIMADI rate has since increased to 198.7 Bolivars per U.S. Dollar as of December 31, 2015. As of December 31, 2015, it is unclear how future SICAD auctions will work, and the volume of transactions in the SIMADI market since its inception has been limited. The Company last participated in a SICAD auction in the fourth quarter of 2014.

During 2014, the Company was awarded $7.5 million and $16.0 million via the CENCOEX and SICAD I exchange mechanisms, respectively, and during 2015, the Company was awarded $1.6 million via the CENCOEX exchange mechanism. The Company’s Venezuelan operations used these amounts to pay third party and intercompany vendors. The Company did not participate in the SICAD II market in 2014 or 2015 and did not participate in the SIMADI market in 2015.
Based on an assessment of the rate at which future transactions could be settled and dividends could legally be paid by the Company’s Venezuelan operations, the Company used the SICAD rate during the year ended December 31, 2015, which was a rate of 13.5 Bolivars per U.S. Dollar as of December 31, 2015. As a result of declines in the SICAD rate from 12.0 Bolivars per U.S. Dollar at December 31, 2014 to 13.5 Bolivars per U.S. Dollar as of December 31, 2015, the Company recorded foreign exchange losses of $9.2 million during the year ended December 31, 2015 based on the change in the SICAD rate used for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars.

As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a Law on Fair Pricing, establishing a maximum profit margin of 30% for the types of products the Company sells in Venezuela. In addition, new regulations implemented in 2015 require the Company to identify the ultimate retail price to consumers on products it sells to distributors in Venezuela. In October 2015, the Venezuelan government reduced the maximum profit margin from 30% to 20% for the types of goods the Company imports into the country for sale. For locally manufactured goods the Company sells, the maximum profit margin remains at 30%.

As of December 31, 2015, the Company determined it could no longer exercise control over its Venezuela operations because the availability of U.S. Dollars had declined significantly over the past several years in each of Venezuela’s three exchange mechanisms. The Company most recently participated in a SICAD auction in the fourth quarter of 2014 and had very little access to the CENCOEX exchange mechanism during 2015. As the conditions in Venezuela have continued to deteriorate, including increasingly restrictive exchange control regulations and reduced access to U.S. Dollars through official currency exchange mechanisms, the Company concluded that an other-than-temporary lack of exchangeability between the Bolivar and the U.S. Dollar existed as of December 31, 2015. Furthermore, increasingly restrictive governmental regulations related to prices the Company can charge for its products, distribution channels into which the Company can sell its products, product labeling requirements, importation of raw materials and sourced products which must be purchased in U.S. Dollars, and labor matters have restricted the Company’s ability to make and execute decisions related to its Venezuelan operations. Additionally, the exchange restrictions have prevented the Venezuela business from paying royalties and dividends, restricting the ability of the Company to benefit from the earnings of its Venezuela operations. These factors impact the Company’s ability to make key operational and financial decisions regarding its Venezuelan operations, such as the Company’s ability to manage its Venezuelan operations’ capital structure, material sourcing, product pricing and labor relations. As a result, the Company deconsolidated its Venezuelan operations effective December 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting. As a result of deconsolidating its Venezuelan operations, the Company recorded a pretax charge of $172.7 million in 2015. The charge consisted of the write-off of the Venezuelan operations’ net assets of $74.7 million, as well as $58.3 million of Venezuela-related assets held by other subsidiaries, resulting in $133.0 million of total charges associated with the deconsolidation of Venezuela’s net assets. In addition, in accordance with applicable accounting standards for foreign currency and the transition to the cost method for the Company’s Venezuelan operations, the Company wrote-off the currency translation adjustment that arose prior to the application of hyperinflationary accounting in 2010 that was included in other comprehensive income in equity. The write-off of the currency translation adjustment resulted in a pretax charge of $39.7 million, which had no effect on net assets or total equity.
Beginning in the first quarter of 2016, the Company will no longer include the results of its Venezuelan operations in its consolidated financial statements. The Company has operated in Venezuela for decades and plans to continue to manufacture and sell products in Venezuela. The Company will record revenues for sales of inventory to its Venezuelan operations in its consolidated financial statements to the extent the sales are realizable. Further, dividends and payments for intercompany receivables due from the Company’s Venezuelan operations will be recorded as other income upon receipt. Prior to the deconsolidation of the Venezuelan operations on December 31, 2015, the results of the Company’s Venezuelan operations have been included in the Company’s Consolidated Statements of Operations for all periods presented and have been included in the Company’s Consolidated Balance Sheets for all periods prior to December 31, 2015.

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

	2015		2014		2013
Net sales	$5,915.7	100.0%	$5,727.0	100.0%	$5,607.0	100.0%
Cost of products sold	3,611.1	61.0	3,523.6	61.5	3,482.1	62.1
Gross margin	2,304.6	39.0	2,203.4	38.5	2,124.9	37.9
Selling, general and administrative expenses	1,573.9	26.6	1,480.5	25.9	1,399.5	25.0
Pension settlement charge	52.1	0.9	65.4	1.1	—	—
Restructuring costs	77.2	1.3	52.8	0.9	110.3	2.0
Operating income	601.4	10.2	604.7	10.6	615.1	11.0
Nonoperating expenses:
Interest expense, net	79.9	1.4	60.4	1.1	60.3	1.1
Losses related to extinguishments of debt	—	—	33.2	0.6	—	—
Venezuela deconsolidation charge	172.7	2.9	—	—	—	—
Other expense, net	11.3	0.2	49.0	0.9	18.5	0.3
Net nonoperating expenses	263.9	4.5	142.6	2.5	78.8	1.4
Income before income taxes	337.5	5.7	462.1	8.1	536.3	9.6
Income tax expense	78.2	1.3	89.1	1.6	120.0	2.1
Income from continuing operations	259.3	4.4	373.0	6.5	416.3	7.4
Income from discontinued operations	90.7	1.5	4.8	0.1	58.3	1.0
Net income	$350.0	5.9%	$377.8	6.6%	$474.6	8.5%

Results of Operations — 2015 vs. 2014
Net sales for 2015 were $5,915.7 million, representing an increase of $188.7 million, or 3.3%, from $5,727.0 million for 2014. Core sales increased 5.5%, which excludes a negative foreign currency impact of 5.8% and the positive net impact of acquisitions and planned and completed divestitures of 3.6%. The following table sets forth an analysis of changes in consolidated net sales for 2015 as compared to 2014 (in millions, except percentages):

Core sales	$302.6	5.5%
Acquisitions	272.1	4.7
Planned and completed divestitures	(55.0)	(1.1)
Foreign currency	(331.0)	(5.8)
Total change in net sales	$188.7	3.3%
Core sales in the Company’s North American and international businesses increased 3.8% and 10.0%, respectively. Latin America led with core sales growth of 30.5% as a result of pricing and volume in the region, including Venezuela, improved Back-To-School performance, volume gains in the Win Bigger businesses and increased advertising and promotion. North America generated core growth of 3.8%, as core sales grew across all five segments, with strong core sales growth in the Writing, Commercial Products and Baby & Parenting segments. EMEA core sales increased 1.5% due to growth in the Writing, Commercial Products and Tools segments, which was offset by a decline in Baby & Parenting due to challenging market conditions in Russia and weakness in the Baby & Parenting segment across EMEA. The Writing segment’s growth in EMEA was due to distribution gains, merchandising and promotion support, pricing and strengthened innovation. Asia Pacific core sales increased 3.4%, as double-digit innovation-led core growth in Baby & Parenting and double-digit core growth in Commercial Products more than offset a slight decline in Writing. Overall, core sales growth in Venezuela contributed 160 basis points to the Company’s 5.5% core sales growth in 2015. The Company’s core sales growth in 2015 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for 2016.

Gross margin, as a percentage of net sales, for 2015 was 39.0%, or $2,304.6 million, compared to 38.5%, or $2,203.4 million, for 2014, as the benefits of productivity, pricing, the adverse impact of the Graco product recall on the prior year’s results and lower input costs (including resin) more than offset the impacts of unfavorable foreign currency and sourced product, labor and other input cost inflation.
SG&A expenses for 2015 were 26.6% of net sales, or $1,573.9 million, versus 25.9% of net sales, or $1,480.5 million, for 2014. SG&A expenses increased $93.4 million as a result of a $42.3 million increase in advertising and promotion investments, primarily relating to the Writing segment’s continued investment in advertising in North America, Latin America and Asia Pacific and increased advertising in the Tools, Commercial Products and Baby & Parenting segments. The increase was also driven by a $36.1 million year-over-year increase in Project Renewal related costs, including advisory costs for process transformation and optimization initiatives, which increased from $41.9 million for 2014 to $78.0 million for 2015. The increase was also attributable to $55.5 million of incremental SG&A expenses of Ignite, bubba, Baby Jogger and Elmer’s and a $30.7 million increase in annual incentive compensation expense. These increases were partially offset by the impacts of foreign currency and overhead cost savings from Project Renewal, which includes an estimated $8.0 million of annual costs for personnel that transitioned to the Transformation Office at the beginning of 2015 and are included in Project Renewal related costs in 2015.
In 2015 and 2014, the Company offered certain U.S. pension plan participants who have deferred vested benefits under the Company’s U.S. pension plan the opportunity to make a one-time election to receive a lump sum distribution of the present value of their benefits. Based on participants that accepted the offers, the Company paid $70.6 million and $98.6 million of lump sum distributions from plan assets in 2015 and 2014, respectively, which resulted in $52.1 million and $65.4 million of non-cash settlement charges during the fourth quarters of 2015 and 2014, respectively.
The Company recorded restructuring costs of $77.2 million and $52.8 million for 2015 and 2014, respectively. The year-over-year increase in restructuring costs is primarily a result of larger projects being initiated in North America in 2015 associated with reducing structural overhead costs. The restructuring costs for 2015 primarily related to Project Renewal and consisted of $6.7 million of facility and other exit costs, including impairments, $54.9 million of employee severance, termination benefits and employee relocation costs and $15.6 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2014 primarily related to Project Renewal and consisted of $7.5 million of facility and other exit costs, including impairments, $22.9 million of employee severance, termination benefits and employee relocation costs and $22.4 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2015 was $601.4 million, or 10.2% of net sales, versus $604.7 million, or 10.6% of net sales, for 2014. The 40 basis point decline in operating margin was primarily attributable to a 70 basis point increase in SG&A as a percentage of net sales, which, as explained above, includes the impact of increased advertising and promotion spend, and increased restructuring costs, partially offset by a 50 basis point increase in gross margin.
Net nonoperating expenses for 2015 were $263.9 million versus $142.6 million for 2014. Interest expense for 2015 was $79.9 million, compared to $60.4 million for 2014. The increase is attributable to interest expense incurred during 2015 in connection with the bridge loan related to the acquisition of Elmer’s and the overall impact of higher overall borrowings to finance the acquisition of Elmer’s during the fourth quarter of 2015 and the acquisitions of Ignite, bubba and Baby Jogger in the second half of 2014. Nonoperating expenses in 2015 included a charge of $172.7 million associated with deconsolidating the Company’s Venezuelan operations. These increases in nonoperating expenses were partially offset by the year-over-year decrease in foreign exchange losses associated with the adoption of and declines in the SICAD exchange rate used to remeasure the net monetary assets of the Company’s Venezuelan operations, which declined from $45.6 million during 2014 to $9.2 million during 2015, and the $33.2 million loss on extinguishment of debt incurred in 2014 associated with the repayment of $439.4 million principal amount of medium-term notes.
The Company recognized an effective income tax rate of 23.2% for 2015, which compared to an effective income tax rate of 19.3% for 2014. During 2015, the Company’s effective tax rate was adversely impacted by the geographical mix of earnings, the strengthening of the U.S. Dollar against foreign currencies and the implied tax rate associated with the $7.6 million income tax benefit on the $172.7 million Venezuela deconsolidation charge, which were partially offset by benefits from the impact of increased foreign tax credits. During 2014, the Company recognized discrete income tax benefits of $15.5 million related to the resolution of certain tax contingencies and $18.4 million of net income tax benefits associated with the reduction of valuation allowances on certain international deferred tax assets.
For the year ended December 31, 2015, the Company recorded income of $90.7 million, net of tax, associated with discontinued operations, primarily due to the $95.6 million net gain recognized from the sale of the Endicia business. The Company recorded income of $4.8 million, net of tax, during the year ended December 31, 2014, which primarily relates to the Company’s Hardware,

Endicia and Culinary electrics and retail businesses. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
Results of Operations — 2014 vs. 2013
Net sales for 2014 were $5,727.0 million, representing an increase of $120.0 million, or 2.1%, from $5,607.0 million for 2013. Core sales increased 3.0% as foreign currency had the effect of decreasing net sales by 2.1%, while the acquisitions had the effect of increasing net sales by 1.2%. The following table sets forth an analysis of changes in consolidated net sales for 2014 as compared to 2013 (in millions, except percentages):

Core sales	$166.4	3.0%
Acquisitions	68.9	1.2
Foreign currency	(115.3)	(2.1)
Total change in net sales	$120.0	2.1%
Core sales in the Company’s North American and international businesses grew 2.1% and 5.4%, respectively. Latin America led with 22.6% core sales growth driven by strong innovation and pricing in the Writing segment, particularly in Venezuela, and strong innovation and increased distribution in the Tools segment in Brazil. North America reported modest core sales growth of 2.1%, as the Win Bigger businesses generated solid growth that was partially offset by declines in Home Solutions due to deemphasizing certain lower margin Rubbermaid product lines. Baby & Parenting core sales were flat in North America, as the Graco harness buckle recall impacted sales growth. Asia Pacific core sales growth of 0.4% was attributable to core sales growth across the Win Bigger businesses, partially offset by declines in Baby & Parenting primarily as a result of increased competition in Japan. EMEA had a core sales decline of 1.3% as a result of planned product and geographic exits, continued macroeconomic challenges in Western Europe and challenging market conditions in Eastern Europe. Overall, core sales growth in Venezuela contributed 70 basis points to core sales growth in 2014. The Company’s core sales growth in 2014 was favorably impacted by additional sell-in in advance of advertising and merchandising support planned for 2015.
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
In 2014, the Company recorded a $65.4 million non-cash pension settlement charge during the fourth quarter of 2014.
The Company recorded restructuring costs of $52.8 million and $110.3 million for 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs in 2014 primarily related to Project Renewal and consisted of $7.5 million of facility and other exit costs, including impairments, $22.9 million of employee severance, termination benefits and employee relocation costs and $22.4 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2013 primarily relate to Project Renewal and consisted of $4.9 million of facility and other exit costs, including impairments, $89.4 million of employee severance, termination benefits and employee relocation costs and $16.0 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2014 was 10.6% of net sales, or $604.7 million, versus 11.0% of net sales, or $615.1 million for 2013. Gross margin expansion was more than offset by the increased investment in brands and capabilities and the non-cash pension settlement charge of $65.4 million.
Net nonoperating expenses for 2014 were $142.6 million versus $78.8 million for 2013. Interest expense for 2014 was $60.4 million, an increase of $0.1 million from $60.3 million for 2013, as the impact of higher average debt levels was offset by a lower average interest rate and interest income earned on foreign cash balances. The increase in nonoperating expenses during 2014 was driven by the negative impact of the hyperinflationary accounting for the Company’s Venezuelan operations compared to 2013, which resulted in the Company recognizing $45.6 million of charges in 2014 based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars compared to $11.1 million of charges in 2013, as well as the $33.2 million loss on extinguishment of debt associated with the repayment of $439.4 million principal amount of medium-term notes in 2014.
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
Business Segment Operating Results:
2015 vs. 2014 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2015	2014	% Change
Writing	$1,763.5	$1,708.9	3.2%
Home Solutions	1,704.2	1,575.4	8.2
Tools	790.0	852.2	(7.3)
Commercial Products	809.7	837.1	(3.3)
Baby & Parenting	848.3	753.4	12.6
Total net sales	$5,915.7	$5,727.0	3.3%
The following table sets forth an analysis of changes in net sales in each segment for 2015 as compared to 2014:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	10.9%	0.8%	2.2%	4.8%	6.4%
Acquisitions	2.2	9.9	—	—	10.5
Planned and completed divestitures	—	(1.1)	—	(5.1)	—
Foreign currency	(9.9)	(1.4)	(9.5)	(3.0)	(4.3)
Total change in net sales	3.2%	8.2%	(7.3)%	(3.3)%	12.6%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2015	2014	% Change
Writing(1)	$430.8	$416.6	3.4%
Home Solutions(2)	238.4	196.0	21.6
Tools(3)	85.1	94.6	(10.0)
Commercial Products(4)	100.8	101.3	(0.5)
Baby & Parenting(5)	55.2	40.6	36.0
Restructuring costs	(77.2)	(52.8)	(46.2)
Corporate(6)	(231.7)	(191.6)	(20.9)
Total operating income	$601.4	$604.7	(0.5)%

(1)
For 2015, includes $3.5 million of project-related costs associated with Project Renewal, $2.6 million of costs associated with Venezuelan inventory resulting from changes in the exchange rate for the Venezuelan Bolivar, and $1.2 million of acquisition and integration costs. For 2014, includes $5.2 million of costs associated with Venezuelan inventory resulting from changes in the exchange rate for the Venezuelan Bolivar.

(2)
For 2015, includes $2.3 million of project-related costs associated with Project Renewal and $1.5 million of acquisition, integration and divestiture costs. For 2014, includes $4.2 million of acquisition and integration costs associated with the Ignite and bubba acquisitions.

(3)	Includes $0.5 million and $1.7 million for 2015 and 2014, respectively, of project-related costs associated with Project Renewal.

(4)	Includes $4.7 million and $0.4 million for 2015 and 2014, respectively, of project-related costs associated with Project Renewal.

(5)
Includes $1.7 million and $1.3 million for 2015 and 2014, respectively, of acquisition and integration costs associated with the Baby Jogger acquisition and $10.2 million and $15.0 million of charges relating to the Graco harness buckle recall for 2015 and 2014, respectively.

(6)
For 2015, includes $78.9 million of project-related costs associated with Project Renewal, $10.8 million of costs associated with the Proposed Merger Transactions and a $52.1 million non-cash charge associated with the settlement of U.S. pension liabilities for certain participants with plan assets, For 2014, includes $31.7 million of project-related costs associated with Project Renewal, $10.2 million of advisory costs for process transformation and optimization initiatives and a $65.4 million non-cash charge associated with the settlement of U.S. pension liabilities for certain participants with plan assets, .

Writing
Net sales for 2015 were $1,763.5 million, an increase of $54.6 million, or 3.2%, from $1,708.9 million for 2014. Core sales, which excludes the results of the Elmer’s business since October 22, 2015, the date of acquisition, and the impacts of foreign currency, increased 10.9%, driven by market share growth in North America and Latin America as a result of strengthened innovation and marketing, broadened core distribution and pricing in Latin America. Latin America continued to generate double-digit core sales growth, which includes pricing and higher volume in Venezuela in advance of the price tagging on packaging requirement. Core sales growth in Venezuela contributed 520 basis points to Writing core sales growth in 2015. North America core sales grew mid-single digits, attributable to innovation, increased advertising and promotion and merchandising efforts. EMEA core sales increased low-single digits, primarily attributable to pricing, distribution gains and merchandising support. Asia Pacific core sales decreased low-single digits. Foreign currency had an unfavorable impact of 9.9% on net sales for the Writing segment, and the Elmer’s acquisition had a favorable impact of 2.2% on net sales for the Writing segment.
Operating income for 2015 was $430.8 million, or 24.4% of net sales, an increase of $14.2 million, or 3.4%, from $416.6 million, or 24.4% of net sales, for 2014. Operating margin remained flat year-over-year, as pricing, productivity and overhead cost management were offset by negative foreign currency impacts and increased advertising and promotion spending. The increased advertising and promotion spending resulted in SG&A increasing 80 basis points as a percentage of net sales.
Home Solutions
Net sales for 2015 were $1,704.2 million, an increase of $128.8 million, or 8.2%, from $1,575.4 million for 2014. Core sales, which excludes the bubba business through October 2015, the Ignite business prior to September 2015, the Décor business for the third and fourth quarters of 2015 due to the planned divestiture of that business and the impacts of foreign currency, increased 0.8% due to growth in the Food & Beverage business, partially offset by planned declines in the lower margin Rubbermaid Consumer Storage business and the absence of prior year new customer pipeline fill and the transition to new product lines on Calphalon. The Décor business’ net sales decline for the six month period ended December 31, 2015 negatively impacted the Home Solutions segment’s net sales by 1.1%. Foreign currency had an unfavorable impact of 1.4% on net sales, and the Ignite and bubba acquisitions prior to their annual anniversary had a favorable impact of 9.9% on net sales for the Home Solutions segment.
Operating income for 2015 was $238.4 million, or 14.0% of net sales, an increase of $42.4 million, or 21.6%, from $196.0 million, or 12.4% of net sales, for 2014. The 160 basis point increase in operating margin is primarily a result of the positive mix effect of the Food & Beverage business, input cost deflation (including resin), productivity and Project Renewal savings, partially offset by increased advertising and promotion. Project Renewal savings and overhead cost management offset the increase in advertising and promotion, resulting in SG&A remaining flat as a percentage of net sales.
Tools
Net sales for 2015 were $790.0 million, a decrease of $62.2 million, or 7.3%, from $852.2 million for 2014. Core sales increased 2.2%, led by growth in EMEA due to innovation, distribution gains and pricing. The core sales growth includes continued growth on Irwin® offerings in Latin America and growth from the Lenox® industrial tools business in North America and EMEA. Core sales increased slightly in Asia Pacific as Irwin core sales growth in Australia was offset by declines in the industrial bandsaw business due to slowing industrial output in China. Foreign currency had an unfavorable impact of 9.5% on net sales for the Tools segment.
Operating income for 2015 was $85.1 million, or 10.8% of net sales, a decrease of $9.5 million, or 10.0%, from $94.6 million, or 11.1% of net sales, for 2014. The 30 basis point decrease in operating margin was primarily attributable to increased advertising and promotion and the impact of negative foreign currency partially offset by Project Renewal-related overhead cost savings. SG&A decreased 70 basis points as a percentage of net sales due to overhead cost savings.

Commercial Products
Net sales for 2015 were $809.7 million, a decrease of $27.4 million, or 3.3%, from $837.1 million for 2014. Core sales, which exclude the divested Rubbermaid medical cart business and foreign currency, increased 4.8%, mainly driven by innovation, marketing support, advertising and promotion and pricing in the North America, EMEA and Asia Pacific regions. The divested Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 5.1%. Foreign currency had an unfavorable impact of 3.0% on net sales for the Commercial Products segment.
Operating income for 2015 was $100.8 million, or 12.4% of net sales, a decrease of $0.5 million, or 0.5%, from $101.3 million, or 12.1% of net sales, for 2014. The 30 basis point increase in operating margin was primarily driven by pricing, productivity and input cost deflation, largely offset by higher advertising and promotion spend and the negative impact of foreign currency. Increased advertising and promotion resulted in SG&A increasing 110 basis points as a percentage of net sales.
Baby & Parenting
Net sales for 2015 were $848.3 million, an increase of $94.9 million, or 12.6%, from $753.4 million for 2014. Core sales, which excludes the Baby Jogger business prior to December 2015 and foreign currency, increased 6.4% due to growth in North America and Asia Pacific. North America high-single digit core sales growth was attributable to innovation, advertising and promotion and the comparison to the prior year period which reflected the impacts of the Graco harness buckle recall. Asia Pacific double-digit core sales growth was attributable to innovation. Core sales growth in North America and Asia Pacific were partially offset by a decline in EMEA driven by softness across Europe and economic challenges in Russia. Foreign currency had an unfavorable impact of 4.3% on net sales for the Baby & Parenting segment, while the acquisition of Baby Jogger had a favorable impact 10.5% on net sales for the Baby & Parenting segment.
Operating income for 2015 was $55.2 million, or 6.5% of net sales, an increase of $14.6 million, or 36.0%, from $40.6 million, or 5.4% of net sales, for 2014. The 110 basis point increase in operating margin was largely due to contributions from Baby Jogger and new product development, partially offset by increased advertising and promotion in support of innovation and the negative impact of foreign currency. Operating income for 2015 and 2014 includes $10.2 million and $15.0 million, respectively, of costs associated with the Graco harness buckle recall. The segment’s ability to leverage the increase in net sales associated with core growth and the addition of Baby Jogger sales more than offset the increased SG&A costs associated with the Graco harness buckle recall and increase in advertising and promotion, which resulted in SG&A decreasing 100 basis points as a percentage of net sales.
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

(2)	For 2014, includes $4.2 million of acquisition and integration costs associated with the Ignite and bubba acquisitions.

(3)	For 2014, includes $1.7 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(4)	For 2014, includes $0.4 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

(5)
For 2014, includes $15.0 million of charges relating to the Graco harness buckle recall and $1.3 million of acquisition and integration costs associated with the Baby Jogger acquisition. For 2013, includes $0.8 million of organizational change implementation and restructuring-related costs associated with Project Renewal.

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

Writing
Net sales for 2014 were $1,708.9 million, an increase of $55.3 million, or 3.3%, from $1,653.6 million for 2013. Core sales increased 7.8%, driven by strong innovation, positive pricing and advertising and merchandising support. Cores sales grew across all regions and was led by Latin America with strong double-digit growth as a result of pricing and volume growth. Core sales growth in Venezuela contributed 250 basis points to Writing core sales growth in 2014. North America core sales grew mid-single digits as a result of increased advertising and strong Back-To-School growth. EMEA generated low-single-digit core sales growth despite the challenging economic environment and product exits in Fine Writing. Asia Pacific core sales grew low single digits due to pricing and growth in China and Southeast Asia. Foreign currency had an unfavorable impact of 4.5% on net sales.
Operating income for 2014 was $416.6 million, or 24.4% of net sales, an increase of $34.4 million, or 9.0%, from $382.2 million or 23.1% of net sales, for 2013. The 130 basis point increase in operating margin is primarily attributable to pricing, mix, strong productivity and overhead cost management, partially offset by the increased cost of products sold attributable to the devaluation of the Venezuelan Bolivar and increased advertising. The increase in advertising resulted in SG&A increasing 60 basis points as a percentage of net sales.
Home Solutions
Net sales for 2014 were $1,575.4 million, an increase of $15.1 million, or 1.0%, from $1,560.3 million for 2013. Core sales decreased 2.5% primarily due to deemphasizing certain lower margin Rubbermaid product lines. Foreign currency had an unfavorable impact of 0.6% on net sales, while the impact of the Ignite and bubba acquisitions had a positive impact of 4.1% on net sales.
Operating income for 2014 was $196.0 million, or 12.4% of net sales, a decrease of $17.1 million, or 8.0%, from $213.1 million, or 13.7% of net sales, for 2013. The 130 basis point operating margin decline reflects increased advertising, the effects of input cost inflation and the deleveraging effect on operating margins of lower sales volumes, partially offset by pricing, productivity and overhead cost management. The more efficient management of overhead costs was more than offset by the deleveraging effect, acquisition and integration costs, and increased advertising, resulting in SG&A increasing 110 basis points as a percentage of net sales.
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

Operating income for 2014 was $94.6 million, or 11.1% of net sales, an increase of $26.3 million, or 38.5%, from $68.3 million, or 8.4% of net sales, for 2013. The 270 basis point increase in operating margin is primarily attributable to greater operating leverage from the strong sales growth, gross margin expansion behind improved mix, Project Renewal savings, significant brand support in 2013 in Brazil for product launches and a reduction in advertising in North America versus last year. The operating leverage, Project Renewal savings and reduced brand support in Brazil and North America contributed to SG&A decreasing 270 basis points as a percentage of net sales.
Commercial Products
Net sales for 2014 were $837.1 million, an increase of $51.2 million, or 6.5%, from $785.9 million for 2013. Core sales increased 7.2%, primarily driven by innovation, pricing, new distribution in Brazil and China and volume growth in all regions. Foreign currency had an unfavorable impact of 0.7% on net sales.
Operating income for 2014 was $101.3 million, or 12.1% of net sales, an increase of $18.8 million, or 22.8%, from $82.5 million, or 10.5% of net sales, for 2013. The 160 basis point increase in operating margin reflects the benefits of improved operating leverage, pricing, mix and strong productivity, partially offset by input cost inflation and increased advertising. The improved operating leverage contributed to SG&A declining 90 basis points as a percentage of net sales.
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
Operating income for 2014 was $40.6 million, or 5.4% of net sales, a decrease of $50.6 million, or 55.5%, from $91.2 million, or 11.6% of net sales, for 2013. The 620 basis point decrease in operating margin is largely attributable to the $15.0 million of costs associated with the recall, geographic mix, transactional foreign currency, increased advertising and promotion in North America and the deleveraging impact of lower sales, partially offset by pricing. The deleveraging impact of lower sales, increased advertising, acquisition and integration costs and SG&A costs associated with administering and supporting the recall contributed to SG&A increasing 470 basis points as a percentage of net sales.

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

The Company’s management believes that core sales is useful because it reflects the performance of the ongoing core business by excluding the effects of foreign currency, acquisitions and planned and completed divestitures from changes in reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and sales associated with planned and completed divestitures), with the difference equal to changes in core sales, and the difference between the change in reported sales and the change in total constant-currency sales, calculated using the 12-month average exchange rate in the prior year, being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan and performance-based equity compensation program.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.

The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Year Ended December 31, 2015
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.8%	1.5%	30.5%	3.4%	10.0%	5.5%
Acquisitions	6.0	2.6	—	—	1.2	4.7
Planned and completed divestitures	(1.5)	—	—	—	—	(1.1)
Foreign currency	(0.9)	(17.6)	(30.8)	(10.7)	(19.4)	(5.8)
Total change in net sales	7.4%	(13.5)%	(0.3)%	(7.3)%	(8.2)%	3.3%

	Year Ended December 31, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.1%	(1.3)%	22.6%	0.4%	5.4%	3.0%
Acquisitions	1.7	—	—	—	—	1.2
Foreign currency	(0.5)	(0.8)	(18.2)	(4.6)	(6.4)	(2.1)
Total change in net sales	3.3%	(2.1)%	4.4%	(4.2)%	(1.0)%	2.1%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents increased (decreased) as follows for the years ended December 31, (in millions):

	2015	2014	2013
Cash provided by operating activities	$565.8	$634.1	$605.2
Cash (used in) provided by investing activities	(649.9)	(751.9)	53.4
Cash provided by (used in) financing activities	172.3	119.0	(613.5)
Currency effect on cash and cash equivalents	(12.8)	(28.1)	(2.6)
Increase (decrease) in cash and cash equivalents	$75.4	$(26.9)	$42.5
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, divestitures and reclassifications of assets and liabilities to held for sale. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheets.
Sources
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt and use of available borrowing facilities.
Cash provided by operating activities for 2015 was $565.8 million compared to $634.1 million for 2014. The decrease in operating cash flow was primarily due to the impact of the following items:

•	a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during 2015, which is included in accrued liabilities and other in the Consolidated Statements of Cash Flows;

•	a $69.6 million year-over-year increase in cash used to build inventories in 2015 compared to 2014, partially attributable to inventory builds in 2015 to support new product launches;

•
a $45.9 million year-over-year increase in project-related costs associated with Project Renewal and advisory costs for process transformation and optimization, including advisory and consulting costs and personnel costs associated with employees dedicated to Project Renewal initiatives;

•	a $67.0 million year-over-year decrease in cash provided by accounts payable, primarily attributable to the timing and management of purchases and payments;

partially offset by:

•	a $107.1 million year-over-year decrease in cash used for increases in accounts receivable due to the timing of sales in the fourth quarter of 2015 compared to the fourth quarter of 2014; and

•
a $60.6 million increase in the Company’s income tax liability during 2015, which is included in accrued liabilities and other in the Consolidated Statements of Cash Flows, primarily associated with an estimated $60.0 million income tax payment due in the first quarter of 2016 associated with the gain realized on the sale of the Endicia business.

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

partially offset by:

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

•	$15.0 million of costs in 2014 associated with the harness buckle recall.
During 2015, the Company had net payments of $57.0 million related to its short-term borrowing arrangements compared to receiving net proceeds of $217.3 million related to short-term borrowing arrangements in 2014. The net payments of $57.0 million related to short-term borrowing arrangements in 2015 primarily relates to $50.3 million of issuance costs incurred in connection with a $400 million bridge facility the Company entered into in advance of the Elmer’s acquisition (the “Elmer’s Bridge Facility”), which has since been terminated, and a $10.5 billion bridge facility (the “Jarden Bridge Facility”) contemplated by the commitment letter that the Company entered into with the lender (the “Commitment Letter”) in connection with the Proposed Merger Transactions. The Company’s short-term borrowings, which include commercial paper and the receivables facility, were $382.9 million at December 31, 2015 compared to $390.7 million at December 31, 2014. During 2014, the Company received net proceeds of $217.3 million on its short-term borrowing arrangements compared to net payments of $35.8 million related to short-term borrowing arrangements in 2013. The Company’s short-term borrowings, which include commercial paper and the receivables facility, were $390.7 million at December 31, 2014 compared to $174.0 million at December 31, 2013. The increase in short-term borrowings in 2014 is primarily due to borrowings to fund the Company’s ongoing share repurchase program and to finance acquisitions. Short-term borrowings outstanding at December 31, 2013 were used to fund the Company’s $350.0 million accelerated stock buyback program initiated in October 2013.
In October 2015, the Company completed the offering and sale of $600.0 million of medium-term notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 (the “2018 Notes”) and $300.0 million aggregate principal amount of 3.90% notes due 2025 (the “2025 Notes”). The aggregate net proceeds from the issuance of the medium-term notes were $594.5 million, which were used for the acquisition of Elmer’s and for general corporate purposes. In November 2014, the Company completed the offering and sale of $850.0 million of medium-term notes, consisting of $350.0 million principal amount of 2.875% notes due 2019 (the “2019 Notes”) and $500.0 million principal amount of 4.0% notes due 2024 (the “2024 Notes”). The aggregate net proceeds were $841.8 million and were used to repay $439.4 million principal amount of medium-term notes and to repay short-term borrowings incurred in connection with the acquisitions of Ignite, bubba and Baby Jogger.
During 2015, the Company sold its Endicia business for aggregate net proceeds of $208.7 million. The Company recognized a pretax gain of $154.2 million, with related tax expense of $58.6 million. The related tax expense primarily represents an income tax liability which is expected to be paid and included as a use of cash in the Company’s cash flow from operating activities in the first quarter of 2016.
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

During 2015, the Company received $24.3 million in connection with the exercise of employee stock options, which compares to $76.6 million received in 2014 and $81.0 million received in 2013. During 2015, the Company used $30.0 million to repurchase its common stock to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock units, which compares to $15.9 million and $29.2 million used in 2014 and 2013, respectively.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $211.4 million, $161.9 million and $138.2 million for 2015, 2014 and 2013, respectively. Capital expenditures incurred for capitalized software projects included in capital expenditures were $38.8 million, $20.8 million and $32.4 million for 2015, 2014 and 2013, respectively. The increase in capital expenditures in 2015 was largely attributable to purchases of equipment in the U.S. to support the consolidation of facilities in the Commercial Products segment, investments in assets to improve the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments, the purchase of the Company’s new headquarters building, sales and marketing-related software initiatives and the implementation of SAP in Asia Pacific.
During 2015, the Company completed the acquisition of Elmer’s. The purchase price of $570.1 million is net of $16.8 million of cash acquired and is subject to customary working capital adjustments and was paid from proceeds received from the issuance of the 2018 Notes and 2025 Notes.
During 2014, the Company completed the acquisitions of Ignite and Baby Jogger and acquired the assets of bubba. The total net purchase price for these three businesses in 2014 was $602.3 million, which was paid from proceeds received from the issuance of the 2019 Notes and 2024 Notes and short-term borrowings.
During 2015, the Company deconsolidated its Venezuelan operations, which resulted in a $97.5 million reduction in cash and cash equivalents.
During 2014, the Company used aggregate net proceeds of $841.8 million from the issuance of the 2019 Notes and 2024 Notes and short-term borrowings to redeem $168.7 million of the $550.0 million outstanding 4.7% medium-term notes due 2020, redeem the $250.0 million of outstanding 2.0% medium-term notes due 2015, redeem the $20.7 million of outstanding 10.6% medium-term notes due 2019, finance acquisitions and for general corporate purposes.
Aggregate dividends paid were $206.3 million, $182.5 million and $174.1 million for 2015, 2014 and 2013, respectively. In February 2015, the Company’s Board of Directors approved a 12% increase in the quarterly dividend from $0.17 per share to $0.19 per share, effective with the quarterly dividend paid in March 2015. The Company’s Board of Directors previously approved a 13.3% increase in the Company’s quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend paid in June 2014.
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP was authorized to run for a period of three years ending in August 2014. In 2014, the SRP was expanded and extended to provide for over $750.0 million of additional repurchases of the Company’s outstanding shares from February 2014 through December 2017. During 2015, 2014 and 2013, the Company repurchased and retired 4.5 million, 11.3 million and 4.7 million shares, respectively, pursuant to the SRP for $180.4 million, $363.2 million and $119.5 million, respectively.
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

Cash used for restructuring activities was $51.5 million, $71.8 million and $74.9 million for 2015, 2014 and 2013, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs and vacant facility lease payments.

The Company made contributions of $103.2 million, $34.9 million and $141.6 million to its defined benefit plans for 2015, 2014 and 2013, respectively. The contributions are included in cash provided by operating activities.
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

	2015	2014	2013
Accounts receivable	73	74	68
Inventory	71	67	67
Accounts payable	(64)	(64)	(55)
Cash conversion cycle	80	77	80
The increase in the cash conversion cycle from 2015 to 2014 is primarily due to the increase in inventory days, driven by higher inventory balances at December 31, 2015 as compared to December 31, 2014, largely attributable to inventory builds for new product launches. The decrease in the cash conversion cycle from 2013 to 2014 is primarily due to the increase in accounts payable days as a result of increased purchases towards the end of 2014 as compared to 2013, partially offset by the increase in accounts receivable days attributable to the timing of sales in the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase in accounts payable days in 2015 and 2014 compared to 2013 is attributable to the timing and management of purchases and payments.
The acquisition of Elmer’s and divestiture of Endicia had the effect of increasing the cash conversion cycle by approximately 1 day in 2015 due to the timing of the transactions in the fourth quarter of 2015. The bubba and Baby Jogger acquisitions in 2014 had the effect of increasing the cash conversion cycle by approximately 1 day in 2014 compared to 2013 since the bubba and Baby Jogger results of operations were not included in the Company’s results of operations for the entire fourth quarter of 2014. The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at December 31, 2015 were $274.8 million, and the Company had the full $800.0 million of borrowing capacity available under its unsecured syndicated revolving credit facility and $50.0 million of borrowing capacity available under the $400.0 million receivables facility as of December 31, 2015.

•
Working capital at December 31, 2015 was $504.9 million compared to $403.6 million at December 31, 2014, and the current ratio at December 31, 2015 was 1.25:1 compared to 1.21:1 at December 31, 2014. The increase in working capital is primarily a result of the reclassification of $61.1 million of long-term assets of the Décor business, including property, plant and equipment, intangible assets and goodwill, to current assets as assets held for sale.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.61:1 and 0.55:1 at December 31, 2015 and December 31, 2014, respectively. The increase in net debt to total capitalization is attributable to the issuance of the 2018 Notes and 2025 Notes to finance the acquisition of Elmer’s.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provided for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million. In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates in its entirety the Credit Agreement. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 26, 2021, with aggregate commitments of $1.25 billion. Borrowing availability under the Credit Agreement and the Revolving Credit Agreement as successor to the Credit Agreement is referred to as the “Facility.” The Company may from time to time request increases in the aggregate commitments to up to $1.75 billion upon the satisfaction of certain conditions. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility may be used for general corporate purposes, including acquisitions. The Facility provides the committed backup liquidity for the issuance of commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of December 31 2015, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company did not have any commercial paper obligations outstanding, resulting in $800.0 million of borrowing capacity available under the Facility as of December 31, 2015.
In addition to the committed portion of the Facility, the Revolving Credit Agreement provides for extensions of competitive bid loans from one or more lenders (in the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
As extended in August 2015, the Company’s receivables facility provides for available borrowings up to $400.0 million and expires in August 2016. As of December 31, 2015, aggregate borrowings of $350.0 million were outstanding under the receivables facility at a weighted-average interest rate of 1.1%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2015		2014
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$551.2	$336.7	$239.7	$114.4
Receivables facility	400.0	332.5	350.0	213.8

In October 2015, the Company entered into the Elmer’s Bridge Facility, which provided for maximum borrowings of $400.0 million and was to be used to finance the purchase price of Elmer’s. The Elmer’s Bridge Facility was terminated upon the Company’s issuance of the 2018 Notes and 2025 Notes in October 2015. The Company incurred $2.5 million of debt issuance costs in October 2015 in connection with entering into the Elmer’s Bridge Facility, and the amortization of the $2.5 million of debt issuance costs is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2015.

In connection with the Proposed Merger Transactions, the Company entered into a Commitment Letter, pursuant to which the lender committed to provide the Jarden Bridge Facility. The availability under the Jarden Bridge Facility is subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events, as provided in the Commitment Letter. The availability under the Commitment Letter and Jarden Bridge Facility was reduced to $9.0 billion in January 2016 upon the Company entering into the term loan credit agreement, as further described below. The Company expects to replace all or a portion of the Jarden Bridge Facility with permanent financing prior to closing the acquisition. If entered into, borrowings under the Jarden Bridge Facility would bear interest, at the Company’s election, at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The obligation of the lender to provide this debt financing is subject to a number of customary conditions, including execution and delivery of certain definitive documentation. The Company incurred $47.7 million of debt issuance costs in December 2015 in connection with entering into the Commitment Letter, which are included in prepaid expenses and other at December 31, 2015.

In January 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) for the $1.5 billion senior unsecured term loan facility with a syndicate of banks. The proceeds from borrowings under the Term Loan Credit Agreement will be used to pay a portion of the cash consideration in connection with the Proposed Merger Transactions and pay some or all of the related fees and expenses. Borrowings under the Term Loan Credit Agreement will be funded upon the satisfaction of certain conditions, including the consummation of the Jarden transaction, but in no event prior to March 31, 2016. The Term Loan

Credit Agreement provides for a maturity date of three years from the closing date of the Jarden transaction and requires the Company to repay 5% of the initial borrowings in each of the first and second years after the closing of the Jarden transaction and the remaining 90% of the initial borrowings during the third year after the closing of the Jarden transaction. At the Company’s election, borrowings under the Term Loan Credit Agreement will bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The Term Loan Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Term Loan Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Term Loan Credit Agreement.
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity, (iii) $750.0 million related to impairment charges incurred by the Company (amended under the Revolving Credit Agreement to add an additional $250.0 million of charges incurred after January 1, 2015) and (iv) up to $600.0 million related to the component of accumulated other comprehensive income (loss) for all foreign currency translation and the cumulative foreign exchange gains (losses) incurred since January 1, 2012 arising from (i) the appreciation or depreciation of the Venezuelan Bolivar relative to the U.S. Dollar due to the highly inflationary accounting for Venezuela and (ii) the cumulative gains or losses resulting from the deconsolidation of a foreign entity (amended under the Revolving Credit Agreement to up to $1.0 billion of similar items, as defined in the Revolving Credit Agreement). As of December 31, 2015, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and receivables facility and utilize the $850.0 million of availability at December 31, 2015 to fund operating activities, working capital requirements, capital expenditures and/or acquisitions without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
Interest Rate Hedging Activities

The Company uses derivatives to hedge interest rates on anticipated issuances of medium-term notes occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated issuances of medium-term notes. These derivatives are designated as cash flow hedges. The changes in fair values of these instruments are recognized in other comprehensive income (loss), and after the medium-term notes are issued and the derivative instruments are settled, the amount in other comprehensive income (loss) is amortized to interest expense in the Consolidated Statements of Operations over the term of the related medium-term notes. The cash paid or received from the settlement of forward-starting interest rate swaps is included in cash flows from operating activities.
During December 2015 and January 2016, the Company entered into forward-starting interest rate swaps with aggregate notional amounts of $1.0 billion and $1.3 billion, respectively, to hedge the benchmark interest rate underlying anticipated interest payments on medium-term notes the Company expects to issue to finance the Jarden transaction (the “Swaps”). The Swaps are designated as hedges of expected interest payments for periods ranging from 5 to 30 years. The Company’s net position with respect to the Swaps fluctuates based on changes in benchmark interest rates, and declines in the benchmark interest rates after the date the Company enters into the Swaps generally results in amounts the Company is required to pay the counterparties to settle such Swaps. If benchmark interest rates do not increase from their current levels, the Company would be required to pay the counterparties for the value of the Swaps since benchmark interest rates have declined since the Company entered into the Swaps, and such amounts could be significant. The Company classifies cash inflows and outflows associated with forward-starting interest rate swaps in cash flows from operating activities.
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

Total debt was $3.1 billion and $2.5 billion as of December 31, 2015 and 2014, respectively, an increase of $594.5 million, which is primarily attributable to the October 2015 issuance of the 2018 Notes and 2025 Notes. The proceeds from the 2018 Notes and 2025 Notes were used to finance the Elmer’s acquisition.
As of December 31, 2015, the current portion of long-term debt and short-term debt totaled $388.8 million, including $350.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted-average interest rates for the years ended December 31, (in millions, except percentages):

	2015	2014	2013
Average outstanding debt	$2,887.6	$2,085.2	$1,980.7
Average interest rate(1)	2.8%	3.0%	3.0%
(1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 31.7% and 39.3% of total debt as of December 31, 2015 and 2014, respectively.
See Footnote 10 of the Notes to Consolidated Financial Statements for further details.

Pension and Other Post-retirement Plan Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets, as well as prevailing market rates of interest. As a result, future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates, the actual return on plan assets and various estimates regarding the timing and amount of future benefit payments. For example, the Company’s $1.6 billion of projected benefit obligations of its defined benefit plans as of December 31, 2015 would increase approximately $53.5 million due to a 25 basis point decrease in the discount rate. In 2015, the projected benefit obligations of the Company’s primary U.S. defined benefit plan decreased $30.0 million due to a 25 basis point increase in the discount rate and and decreased $17.6 million due to using updated mortality assumptions. In 2014, the projected benefit obligations of the Company’s U.S. defined benefit plans increased $77.3 million due to a 50 basis point decrease in the discount rate and and increased $111.9 million due to using updated mortality assumptions.
The Company made voluntary cash contributions of $70.0 million and $100.0 million to its primary U.S. defined benefit pension plan during 2015 and 2013, respectively, to improve the overall funded status of the plan and offset the impacts of the adoption of new mortality tables to measure U.S. plan liabilities. The significant contributions the Company made in 2015 and 2013 were not material to the Company’s pretax income for 2015 and 2013, considering the expected return on plan assets of 7.25% and 7.5% for 2015 and 2013, respectively, and the Company’s average borrowing rate of 2.8% and 3.0%, respectively.
In September 2014, the Company commenced an offer to approximately 5,700 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan, and in September 2015, the Company initiated a similar offer to 3,300 former employees. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2014 or 2015, as applicable. The benefit obligations associated with the 2014 and 2015 offers were approximately $200 million and $120 million, respectively. Cash payments of $98.6 million and $70.6 million were made from the pension plan assets in December 2014 and December 2015, respectively, to those electing the lump-sum distribution. The lump sum payment offers did not impact the Company’s cash flow. Based on the lump-sum distributions that were paid, the Company incurred non-cash settlement charges of $65.4 million and $52.1 million in 2014 and 2015, respectively.

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
Share Repurchase Program
Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. During 2015, the Company repurchased 4.5 million shares pursuant to the SRP for $180.4 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2015, the Company has repurchased and retired a total of 28.9 million shares for $800.7 million, and the Company has $255.9 million of authorized repurchases remaining under the SRP as of December 31, 2015. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
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
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Negative
Fitch Ratings	BBB+	F-2	Negative
Outlook

The Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $382.9 million, primarily representing borrowings under the receivables facility.

Newell Rubbermaid intends to finance the cash requirements for the Proposed Merger Transactions and refinance $4.5 billion of outstanding Jarden debt to complete the Proposed Merger Transactions with a combination of the following:

•	up to approximately $1.5 billion from borrowings under the Term Loan Credit Agreement;

•	up to approximately $8.6 billion newly issued Newell Rubbermaid medium-term notes;

•	available balance sheet cash and the net cash proceeds, if any, from the intended sale of the Décor business; and

•	to the extent necessary, borrowings under the Jarden Bridge Facility or from borrowings under other permanent or alternative financing.

In addition, Newell Rubbermaid intends to assume two tranches of Jarden’s outstanding debt with principal amounts of $300 million and €300 million. Upon completion of the Jarden transaction, Newell Brands’ total indebtedness is estimated to be approximately $14 billion.

Resolution of Income Tax Contingencies
The Company recorded $19.0 million, $15.5 million and $7.9 million in net income tax benefits in 2015, 2014 and 2013, respectively, as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. These benefits are reflected in the Company’s 2015, 2014 and 2013 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different from that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2015, and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations is expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2015. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$3,076.4	$388.8	$907.8	$726.1	$1,053.7
Interest on debt(2)	568.3	101.6	183.0	129.5	154.2
Operating lease obligations(3)	340.4	97.2	133.5	67.6	42.1
Purchase obligations(4)	787.5	664.2	118.0	5.3	—
Total contractual obligations(5)	$4,772.6	$1,251.8	$1,342.3	$928.5	$1,250.0

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2015. Includes $350.0 million in borrowings under the receivables facility that the Company intends to repay or refinance before maturity. For further information relating to these obligations, see Footnote 10 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2015, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $596.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2015. For further information, see Footnote 10 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2015. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2015, for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)
Total does not include contractual obligations reported on the December 31, 2015 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $162.9 million in unrecognized tax benefits as of December 31, 2015 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and other post-retirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2015, the Company had liabilities, net of plan assets, of $371.9 million related to its unfunded and underfunded pension and other post-retirement benefit plans. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2015, the Company had $32.9 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

The Company has entered into the Proposed Merger Transactions which the Company estimates will require $5.5 billion of cash payments to Jarden stockholders and repayment of $4.5 billion of outstanding Jarden debt. The Company anticipates using borrowings from newly issued debt securities, the Term Loan Credit Agreement and, if necessary, the Jarden Bridge Facility, to fund these commitments.

Based on the terms of the Proposed Merger Transactions, upon termination of the Merger Agreement under specified circumstances, including termination by Newell Rubbermaid or Jarden to enter into a definitive agreement for a proposal that constitutes a superior proposal, Newell Rubbermaid or Jarden, as applicable, will be required to pay the other a cash termination fee equal to $385 million. In addition, if the Merger Agreement is terminated by either party due to a failure to obtain the applicable necessary stockholder approval, Newell Rubbermaid or Jarden, as applicable, will be required to reimburse the other for up to $100 million for fees and expenses incurred in connection with the Proposed Merger Transactions. Newell Rubbermaid could also be required to pay a termination fee of $900 million to Jarden and terminate the Merger Agreement under certain conditions if it is unable to obtain financing contemplated by the Merger Agreement, including the Jarden Bridge Facility, and is otherwise unable to secure alternative investment grade financing.

As of December 31, 2015, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Customer Programs
The Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net sales, totaled $659.3 million, $594.2 million and $527.8 million in 2015, 2014 and 2013, respectively.
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. As of December 31, 2015 and 2014, the Company had accrued $294.9 million and $288.3 million, respectively, for customer programs, and such amounts are included in accrued liabilities and other in the Consolidated Balance Sheets. Due to the length of time necessary to obtain relevant data from customers, among other factors, actual amounts paid can differ from these estimates.
Recovery of Accounts Receivable
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. The Company’s reserve for uncollectible accounts was $14.6 million and $16.0 million as of December 31, 2015 and 2014, respectively.
Inventory Reserves
The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $23.3 million, $24.2 million and $19.6 million in 2015, 2014 and 2013, respectively, and are included in cost of products sold. The Company’s reserve for excess and obsolete inventory and shrink reserves totaled $32.9 million and $32.6 million as of December 31, 2015 and 2014, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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

The Company accounts for costs to exit or restructure certain activities of an acquired company separately from the business combination. A liability for costs associated with an exit or disposal activity is recognized and measured at its fair value in the consolidated statement of operations in the period in which the liability is incurred. When estimating the costs of exiting facilities, estimates are made regarding future sublease payments to be received, which can differ materially from actual results. As a result, the Company may be required to revise its estimates which may affect the Company’s results of operations and financial position in the period the revision is made.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. The Company performed its annual goodwill impairment testing as of July 1, 2015 for the 14 reporting units that comprise the Company’s five operating segments. Acquired businesses, if any, including goodwill arising from such transactions, are typically integrated into the Company's existing reporting units. Goodwill of $174.6 million associated with the acquisitions of Ignite and the assets of bubba in the second half of 2014 are included in the Beverageware reporting unit, and goodwill of $85.3 million associated with the acquisition of Baby Jogger in the fourth quarter of 2014 has been included in the Baby & Parenting reporting unit.
As of July 1, 2015, the Company had 14 reporting units with total goodwill of $2.5 billion. Five of the Company’s 14 reporting units accounted for over 72% of the Company’s total goodwill. These five reporting units were as follows: Writing & Creative Expression; Dymo Office; Industrial Products & Services; Commercial Products and Baby & Parenting Essentials.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that the operating results of the Company’s Construction Tools & Accessories reporting unit in the back half of 2015 was an interim impairment indicator, primarily resulting from economic conditions in Brazil, and evaluated Construction Tools & Accessories’ goodwill to assess whether it was impaired. Other than the interim impairment evaluation of Construction Tools & Accessories’ goodwill at December 31, 2015, no interim tests of impairment of goodwill were necessary during 2015.
In the Company’s goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing may impact whether or not an impairment charge is necessary and the magnitude of the corresponding impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company's reporting units that are stable businesses and have a history of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess fair value. The material assumptions used to value a reporting unit using this approach are the reporting units’ estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year and/or succeeding year is based on the Company’s internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company also evaluates the EBITDA multiples of publicly traded companies that are in the same industry and are comparable to each reporting unit and compares the EBITDA multiples of the publicly traded companies to the multiples used by the Company to estimate the fair value of each reporting unit. The Company evaluates the EBITDA multiples used to value the reporting units relative to the Company's market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units’ estimated market values compared to the Company's market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.
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
The Company has no reporting units with net assets whose estimated fair values at July 1, 2015 exceeded net assets by less than 10% of the reporting unit’s net assets, with the exception of the Construction Tools & Accessories reporting unit. The estimated fair value of the Construction Tools & Accessories reporting unit using the EBITDA multiple approach exceeded its net assets by 7%, as the Construction Tools & Accessories reporting unit’s EBITDA has been adversely impacted by transactional foreign currency in 2015. As of December 31, 2015, the Company evaluated the Construction Tools & Accessories’ goodwill for impairment based on the reporting unit’s operating performance in the back half of 2015, particularly in Latin America. Based on actions taken in late 2015 to reduce costs and initiatives and projects planned for 2016 to further improve Construction Tools & Accessories’ operating results, which include reductions in advertising and promotion and overhead costs and projects to reduce the increasingly adverse impacts of transactional foreign currency, the Company concluded Construction Tools & Accessories’ goodwill was not impaired as of December 31, 2015.
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
Potential for Future Impairments
The Company had 14 reporting units with total goodwill of $2.8 billion as of December 31, 2015. Six of the Company’s 14 reporting units accounted for approximately 78% of the Company’s total goodwill. These six reporting units were as follows: Writing & Creative Expression; Elmer’s; Dymo Office; Industrial Products & Services; Commercial Products and Baby & Parenting Essentials. The Company also had $653.4 million of indefinite-lived intangible assets as of December 31, 2015. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Capitalized Software Costs
The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company capitalized $38.9 million of internal-use software costs during 2015, which primarily relate to employee, consultant and related personnel costs incurred in the rollout of SAP in Asia Pacific. Capitalized software costs net of accumulated amortization were $212.9 million at December 31, 2015, which excludes $14.9 million of capitalized internal-use software classified as assets held for sale. Capitalized interest costs included in capitalized software were not material as of December 31, 2015.
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
Other Long-Lived Assets
The Company continuously evaluates whether impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $41.2 million as of December 31, 2015. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and estimates the probability and amount of loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and other matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2015, ranged between $22.9 million and $28.8 million. As of December 31, 2015, the Company had a reserve of $23.5 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.
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
See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Pensions and Other Post-retirement Benefits
Pension and other post-retirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates and rate of compensation increases, as discussed below:

•
Discount rates: The Company generally estimates the discount rate for its pension and other post-retirement benefit obligations using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds that approximate each year’s estimated cash flows of the pension and other post-retirement benefit obligations. The Company believes this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

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
In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other post-retirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used.
The following tables summarize the Company’s pension and other post-retirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2015 (in millions):

	U.S.	International
Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$35.9
Accrued current benefit cost	(9.6)	(3.3)
Accrued noncurrent benefit cost	(205.2)	(85.9)
Net liability recognized in the Consolidated Balance Sheet	$(214.8)	$(53.3)

		U.S.
Other post-retirement benefit obligations:
Accrued current benefit cost		$(5.8)
Accrued noncurrent benefit cost		(62.1)
Liability recognized in the Consolidated Balance Sheet		$(67.9)
The following table summarizes the net pretax cost associated with pensions and other post-retirement benefit obligations in the Consolidated Statements of Operations for the year ended December 31, (in millions):

	2015	2014	2013
Net pension cost, excluding settlement charge	$19.7	$23.5	$29.0
U.S. pension settlement charge	52.1	65.4	—
Net post-retirement benefit (income) expense	(4.1)	(0.6)	5.0
Total	$67.7	$88.3	$34.0
The Company used a weighted-average discount rate of 3.6% to determine the expenses for 2015 for the pension and post-retirement plans. The Company used a weighted-average expected return on assets of 5.8% to determine the expense for the pension plans for 2015.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for the defined benefit pension and other post-retirement plans. This new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period.
The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  The change is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly will be accounted for prospectively.  While the benefit obligations for the plans measured under this approach are unchanged, the more granular application of the spot rates will reduce the 2016 service and interest cost by $9.5 million.
The Company reduced its estimated return on asset assumption for its primary U.S. pension plan from 7.25% in 2015 to 6.25% in 2016, which the Company estimates will result in a $6.8 million increase in pension expense in 2016.
The following table illustrates the sensitivity to a change in certain assumptions for the pension and post-retirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2015 Expense
25 basis point decrease in discount rate	$1.0
25 basis point increase in discount rate	$(1.1)
25 basis point decrease in expected return on assets	$3.4
25 basis point increase in expected return on assets	$(3.4)
The total projected benefit obligations of the Company’s pension and post-retirement plans as of December 31, 2015 were $1.55 billion and $67.9 million, respectively. The Company used a weighted-average discount rate of 3.9% to determine the projected benefit obligations for the pension and post-retirement plans as of December 31, 2015.
The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and post-retirement plans, holding all other assumptions constant (in millions):

December 31, 2015 Impact on PBO
25 basis point decrease in discount rate	$53.5
25 basis point increase in discount rate	$(51.6)

The Company has $422.3 million (after-tax) of net unrecognized pension and other post-retirement losses ($619.6 million pretax) included as a reduction to stockholders’ equity at December 31, 2015. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is generally amortized to expense over the remaining life of each plan. The net amount amortized to expense totaled $21.8 million (pretax) in 2015, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other post-retirement plan expenses for the foreseeable future. In addition, the Company recognized $52.1 million of previously unrecognized pension losses as a settlement charge in 2015 in connection with the payment of lump-sum benefits to certain U.S. pension plan participants. Changes in actuarial assumptions, changes in discount rates, actual returns on plan assets and changes in the actuarially determined life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.
Restructuring
The Company has and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs, realizable values of assets made redundant or obsolete, lease cancellation costs, sublease income and other exit costs, including environmental and legal contingencies associated with restructuring activities. The Company accrues for severance and other employee separation costs under these activities when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experience and previously negotiated settlements. The Company accrues for future lease costs, net of management’s estimate for future sublease income, when the leased property has been vacated and is no longer being used. When estimating the costs of exiting facilities, estimates are made regarding future sublease payments to be received, which can differ materially from actual results and result in additional restructuring costs in future periods. Environmental and legal contingencies associated with restructuring activities are accrued when the liability is probable of being incurred and is estimable. The total restructuring liabilities included in accrued liabilities and other in the Consolidated Balance Sheets as of December 31, 2015 and 2014 were $67.4 million and $46.2 million, respectively. Due to the estimates required for future payments for employee separation programs, vacated leased properties and contingencies, actual amounts paid can differ from these estimates.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Footnote 1—Description of Business and Significant Accounting Policies—Recent Accounting Pronouncements.”
International Operations
For 2015, 2014 and 2013, the Company’s non-U.S. businesses accounted for approximately 27%, 31% and 33% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013	% Change	% Change
U.S.	$4,291.8	$3,945.1	$3,783.3	8.8%	4.3%
Non-U.S	1,623.9	1,781.9	1,823.7	(8.9)	(2.3)
	$5,915.7	$5,727.0	$5,607.0	3.3%	2.1%
The Company previously accounted for its Venezuelan operations using highly inflationary accounting. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company deconsolidated its Venezuelan operations effective December 31, 2015 and began accounting for its investment in its Venezuelan operations using the cost method of accounting. Sales of the Company’s Venezuela operations are included in the Non-U.S. amounts in the table above for all periods presented.
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
The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments, included in cash and cash equivalents; mutual fund and other investments, included in other assets; derivative instruments, primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities; and pension assets and liabilities included in the Company’s net pension liability, and these assets and liabilities are therefore subject to the measurement and disclosure requirements outlined in the authoritative guidance. The Company determines the fair value of its money market fund investments based on the values of the underlying assets (Level 2) and its mutual fund and other investments based on quoted market prices (Level 1). The Company generally uses derivatives for hedging purposes, and the Company’s derivatives are primarily foreign currency forward contracts, forward-starting interest rate swaps and interest rate swaps. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2. The Company determines the fair value of its pension assets annually primarily based on quoted market prices (Level 1) and the fair value of underlying investments and market-based inputs (Level 2). The fair values of approximately 2% of the Company’s pension assets at December 31, 2015 are determined using Level 3 inputs.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and synergies and financial results from recently completed acquisitions and planned acquisitions and divestitures and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased increased advertising and promotion spend; product liability, product recalls or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise;

the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to realize the expected benefits, synergies and financial results from the Company’s recently acquired businesses and pending acquisitions; the Company’s inability to obtain stockholder or domestic and foreign regulatory approvals required to complete planned acquisitions and divestitures; failure to satisfy a condition to closing of planned acquisitions and divestitures; the Company’s ability to complete planned acquisitions and divestitures; difficulties or high costs associated with securing financing necessary to pay the cash portion of the merger consideration contemplated by the pending Jarden transaction; risks related to the substantial indebtedness that the Company will incur in connection with the pending Jarden transaction and the Company’s ability to maintain its investment grade credit ratings; difficulties integrating the Company’s business with Jarden and unexpected costs or expenses associated with the pending Jarden transaction; and those matters set forth in this Report generally, including Item 1A herein. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 68.3% of the Company’s $3.08 billion of total debt as of December 31, 2015.
Interest rate risk is also present on anticipated issuances of debt. The Company manages its interest rate exposure on anticipated issuances of debt through forward-starting interest rate swap agreements. Forward-starting interest rate swap agreements designated as cash flow hedges are used to mitigate the Company’s exposure to changes in future interest payments that results from fluctuations in benchmark interest rates prior to the issuance of the debt. Accordingly, benchmark interest rate fluctuations impact the interest cash flows of the Company’s anticipated debt issuances, which are offset by corresponding changes in the fair value of the forward- starting interest rate swap agreements. As of December 31, 2015, the Company had entered into forward-starting interest rate swap agreements for $1.0 billion notional amount of debt anticipated to be issued in the first half of 2016, and in January 2016, the Company entered into forward-starting interest rate swap agreements for an additional $1.3 billion notional amount of debt anticipated to be issued in the first half of 2016. Such forward-starting interest rate swap agreements were designated as hedges of the cash flows associated with benchmark interest rates underlying future interest payments on the anticipated debt issuances. If benchmark interest rates do not increase from current levels, the Company would be required to pay the counterparties for the value of the forward-starting interest rate swaps since benchmark interest rates have declined since the Company entered into the forward-starting interest rate swaps, and such amounts could be significant.
Foreign Currency Exchange Rates
The Company is exposed to foreign currency risk in the ordinary course of business, since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of durations of 18 months or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third-party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency, particularly in situations where financial instruments are not available for currencies to hedge exposures.

The Company also realizes gains and losses recorded within stockholders’ equity due to the translation of the financial statements from the functional currency of its subsidiaries to U.S. Dollars. The Company utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. Gains and losses related to qualifying forward exchange contracts and cross-currency hedges, which are generally used to hedge intercompany loans to or from foreign subsidiaries, are recognized in other comprehensive income (loss).
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
Financial Instruments
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, forward- starting interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2015 as follows (in millions):

Prepaid expenses and other	$6.7
Other assets	$2.8
Other accrued liabilities	$3.3
Other noncurrent liabilities	$8.6
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

Market Risk(1)	2015 Average	December 31, 2015	2014 Average	December 31, 2014	Confidence Level
Interest rates	$6.7	$7.3	$2.3	$2.5	95%
Foreign exchange	$6.2	$5.3	$4.9	$5.0	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
The increase in value at risk associated with interest rates and foreign exchange is primarily due to increased volatility in interest rates and foreign exchange rates. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

The Company completed its acquisition of Elmer’s Products, Inc. (“Elmer’s”) on October 22, 2015. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Elmer’s, which are included in the Company’s consolidated financial statements as of December 31, 2015 and for the period from the acquisition date through December 31, 2015. The assets, excluding goodwill, of Elmer’s constituted approximately 5.0% of the Company’s total assets as of December 31, 2015, and Elmer’s net sales represented approximately 0.6% of the Company’s net sales for the year ended December 31, 2015.
Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of Elmer’s, the Company’s management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired operations of Elmer’s Products, Inc., which is included in the 2015 consolidated financial statements of Newell Rubbermaid Inc. and subsidiaries and constituted approximately 5.0% of total assets, as of December 31, 2015, and approximately 0.6% of net sales for the year then ended. Our audit of internal control over financial reporting of Newell Rubbermaid Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Elmer’s Products, Inc.
In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Newell Rubbermaid Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2016

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2015	2014	2013
Net sales	$5,915.7	$5,727.0	$5,607.0
Cost of products sold	3,611.1	3,523.6	3,482.1
Gross margin	2,304.6	2,203.4	2,124.9
Selling, general and administrative expenses	1,573.9	1,480.5	1,399.5
Pension settlement charge	52.1	65.4	—
Restructuring costs	77.2	52.8	110.3
Operating income	601.4	604.7	615.1
Nonoperating expenses:
Interest expense, net of interest income of $8.2, $3.9 and $2.0 in 2015, 2014 and 2013, respectively	79.9	60.4	60.3
Losses related to extinguishments of debt	—	33.2	—
Venezuela deconsolidation charge	172.7	—	—
Other expense, net	11.3	49.0	18.5
Net nonoperating expenses	263.9	142.6	78.8
Income before income taxes	337.5	462.1	536.3
Income tax expense	78.2	89.1	120.0
Income from continuing operations	259.3	373.0	416.3
Income from discontinued operations, net of tax	90.7	4.8	58.3
Net income	$350.0	$377.8	$474.6
Weighted-average shares outstanding:
Basic	269.3	276.1	288.6
Diluted	271.5	278.9	291.8
Earnings per share:
Basic:
Income from continuing operations	$0.96	$1.35	$1.44
Income from discontinued operations	0.34	0.02	0.20
Net income	$1.30	$1.37	$1.64
Diluted:
Income from continuing operations	$0.96	$1.34	$1.43
Income from discontinued operations	0.33	0.02	0.20
Net income	$1.29	$1.35	$1.63
Dividends per share	$0.76	$0.66	$0.60
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

Year Ended December 31,	2015	2014	2013
Net income	$350.0	$377.8	$474.6

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(123.9)	(126.3)	5.0
Change in unrecognized pension and other post-retirement costs	89.4	(28.4)	137.8
Derivative hedging (loss) gain	(4.9)	5.5	1.0
Total other comprehensive (loss) income, net of tax	(39.4)	(149.2)	143.8

Comprehensive income(1)	$310.6	$228.6	$618.4

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$274.8	$199.4
Accounts receivable, net of allowances of $22.0 for 2015 and $25.3 for 2014	1,250.7	1,248.2
Inventories, net	721.8	708.5
Prepaid expenses and other	147.8	136.1
Assets held for sale	98.4	—
Total Current Assets	2,493.5	2,292.2
Property, plant and equipment, net	599.2	559.1
Goodwill	2,791.2	2,546.0
Other intangible assets, net	1,063.7	887.2
Deferred income taxes	38.5	39.1
Other assets	291.9	240.7
Total Assets	$7,278.0	$6,564.3
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$642.4	$674.1
Accrued compensation	185.2	159.9
Other accrued liabilities	728.9	657.2
Short-term debt	382.9	390.7
Current portion of long-term debt	5.9	6.7
Liabilities held for sale	43.3	—
Total Current Liabilities	1,988.6	1,888.6
Long-term debt	2,687.6	2,084.5
Deferred income taxes	226.6	105.7
Other noncurrent liabilities	548.8	630.6
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	287.5	288.7
Outstanding shares, before treasury:
2015 – 287.5
2014 – 288.7
Treasury stock, at cost:	(523.1)	(493.1)
Shares held:
2015 – 20.3
2014 – 19.5
Additional paid-in capital	801.4	739.0
Retained earnings	2,090.9	2,111.2
Accumulated other comprehensive loss	(833.8)	(794.4)
Stockholders’ Equity Attributable to Parent	1,822.9	1,851.4
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5
Total Stockholders’ Equity	1,826.4	1,854.9
Total Liabilities and Stockholders’ Equity	$7,278.0	$6,564.3
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2015	2014	2013
Operating Activities:
Net income	$350.0	$377.8	$474.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171.6	156.1	158.9
Net gain on sale of discontinued operations, including impairments	(154.2)	(2.2)	(87.4)
Losses on extinguishments of debt	—	33.2	—
Non-cash restructuring costs	6.7	7.2	4.2
Deferred income taxes	(7.2)	39.3	88.6
Stock-based compensation expense	29.2	29.9	37.2
Pension settlement charge	52.1	65.4	—
Venezuela deconsolidation charge	172.7	—	—
Other, net	32.5	69.1	32.3
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(33.8)	(140.9)	(19.0)
Inventories	(97.8)	(28.2)	(61.6)
Accounts payable	20.3	87.3	59.0
Accrued liabilities and other	23.7	(59.9)	(81.6)
Net Cash Provided by Operating Activities	565.8	634.1	605.2

Investing Activities:
Proceeds from sales of businesses and fixed assets	214.8	19.0	189.8
Capital expenditures	(211.4)	(161.9)	(138.2)
Acquisitions and acquisition-related activity	(573.7)	(602.3)	—
Cash related to deconsolidated Venezuela operations	(97.5)	—	—
Other	17.9	(6.7)	1.8
Net Cash (Used in) Provided by Investing Activities	(649.9)	(751.9)	53.4

Financing Activities:
Net short-term borrowings and related issuance costs	(57.0)	217.3	(35.8)
Proceeds from issuance of debt, net of debt issuance costs	594.6	841.8	—
Payments on debt	—	(465.2)	—
Repurchase and retirement of shares of common stock	(180.4)	(363.2)	(470.0)
Cash dividends	(206.3)	(182.5)	(174.1)
Excess tax benefits related to stock-based compensation	27.1	10.6	15.8
Proceeds from exercise of employee stock options	24.3	76.6	81.0
Repurchases of shares of common stock related to stock-based compensation	(30.0)	(15.9)	(29.2)
Other, net	—	(0.5)	(1.2)
Net Cash Provided by (Used in) Financing Activities	172.3	119.0	(613.5)

Currency rate effect on cash and cash equivalents	(12.8)	(28.1)	(2.6)
Increase (Decrease) in Cash and Cash Equivalents	75.4	(26.9)	42.5
Cash and Cash Equivalents at Beginning of Year	199.4	226.3	183.8
Cash and Cash Equivalents at End of Year	$274.8	$199.4	$226.3
Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$54.7	$33.8	$55.3
Interest	$82.9	$56.7	$57.7
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2012	$304.7	$(448.0)	$634.1	$2,294.9	$(789.0)	$1,996.7	$3.5	$2,000.2
Net income	—	—	—	474.6	—	474.6	—	474.6
Foreign currency translation	—	—	—	—	5.0	5.0	—	5.0
Unrecognized pension and other post-retirement costs	—	—	—	—	137.8	137.8	—	137.8
Gain on derivative instruments	—	—	—	—	1.0	1.0	—	1.0
Cash dividends on common stock	—	—	—	(174.1)	—	(174.1)	—	(174.1)
Stock-based compensation and other	6.9	(29.2)	123.0	(0.2)	—	100.5	—	100.5
Retirement of common stock purchased under the ASB	(9.4)	—	(92.3)	(248.8)	—	(350.5)	—	(350.5)
Retirement of common stock purchased under the 2011 SRP	(4.7)	—	(10.5)	(104.3)	—	(119.5)	—	(119.5)
Balance at December 31, 2013	$297.5	$(477.2)	$654.3	$2,242.1	$(645.2)	$2,071.5	$3.5	$2,075.0
Net income	—	—	—	377.8	—	377.8	—	377.8
Foreign currency translation	—	—	—	—	(126.3)	(126.3)	—	(126.3)
Unrecognized pension and other post-retirement costs	—	—	—	—	(28.4)	(28.4)	—	(28.4)
Gain on derivative instruments	—	—	—	—	5.5	5.5	—	5.5
Cash dividends on common stock	—	—	—	(182.5)	—	(182.5)	—	(182.5)
Stock-based compensation and other	4.5	(15.9)	109.7	(1.3)	—	97.0	—	97.0
Retirement of common stock purchased under the ASB	(2.0)	—	2.0	—	—	—	—	—
Retirement of common stock purchased under the 2011 SRP	(11.3)	—	(27.0)	(324.9)	—	(363.2)	—	(363.2)
Balance at December 31, 2014	$288.7	$(493.1)	$739.0	$2,111.2	$(794.4)	$1,851.4	$3.5	$1,854.9
Net income	—	—	—	350.0	—	350.0	—	350.0
Foreign currency translation	—	—	—	—	(123.9)	(123.9)	—	(123.9)
Unrecognized pension and other post-retirement costs	—	—	—	—	89.4	89.4	—	89.4
Loss on derivative instruments	—	—	—	—	(4.9)	(4.9)	—	(4.9)
Cash dividends on common stock	—	—	—	(206.3)	—	(206.3)	—	(206.3)
Stock-based compensation and other	3.3	(30.0)	74.2	0.1	—	47.6	—	47.6
Retirement of common stock purchased under the 2011 SRP	(4.5)	—	(11.8)	(164.1)	—	(180.4)	—	(180.4)
Balance at December 31, 2015	$287.5	$(523.1)	$801.4	$2,090.9	$(833.8)	$1,822.9	$3.5	$1,826.4
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business
Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of brands, including Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica®and Baby Jogger®. The Company’s multi-product offering consists of well-known, name brand consumer and commercial products in five business segments: Writing, Home Solutions, Tools, Commercial Products and Baby & Parenting.

During 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment in 2014 to sell the businesses. The Company completed the sale of Endicia in November 2015 and ceased operations in its Culinary electrics and retail businesses in the first quarter of 2015. During 2013, the Company divested its Hardware and Teach businesses. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions and balances.
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
The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s foreign currency and interest rate derivatives at December 31, 2015 was $7.2 million and $2.3 million, respectively.

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
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. The aggregate cost of customer discounts (primarily volume discounts) and cooperative advertising, which are included as a reduction in net sales, was $659.3 million, $594.2 million and $527.8 million in 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 6 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2015 and 2014, the Company’s reserves for excess and obsolete inventory and shrink totaled $32.9 million and $32.6 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
Advertising Costs
The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $213.9 million, $188.5 million and $149.3 million in 2015, 2014 and 2013, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $112.6 million, $107.5 million and $102.9 million in 2015, 2014 and 2013, respectively.
Derivative Financial Instruments
Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, forward starting interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts and options do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.
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
Gains or losses resulting from settled forward starting interest rate swaps previously designated as cash flow hedges are deferred and recognized in other comprehensive income (loss), net of tax, and amortized as an adjustment to interest expense over the period originally covered by the swap. Gains or losses resulting from the early termination of interest rate swaps previously designated as fair value hedges are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received or paid relating to interest rate swaps is included in accrued liabilities and other as an operating activity in the Consolidated Statements of Cash Flows.
Foreign Currency Management

The Company’s foreign exchange risk management policy emphasizes hedging foreign currency intercompany financing activities with derivatives with maturity dates of three years or less. The Company uses derivative instruments, such as cross-currency swap agreements, to hedge currency risk associated with foreign currency-denominated assets and liabilities associated with intercompany financing activities. The Company uses the hypothetical derivative method to measure the effectiveness of its cross-currency swap agreements. The effective portions of the changes in fair values of cross-currency swap agreements are reported in accumulated other comprehensive income (loss) and an amount is reclassified out of accumulated other comprehensive income (loss) into other expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured. The ineffective portion of the unrealized gains and losses on cross-currency swaps, if any, is recorded immediately to other expense, net. The Company evaluates the effectiveness of cross-currency swap agreements on a quarterly basis. The cash flows related to the cross-currency swap agreements, including amounts related to the periodic interest settlements and the principal balances, are included in cash flows from operating activities.
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
The fair values of foreign currency hedging instruments are recorded within Prepaid expenses and other, Other assets, Other accrued liabilities and Other noncurrent liabilities in the Consolidated Balance Sheets based on the maturities of the derivative instruments at December 31, 2015 and 2014.
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

Venezuelan Operations
Until December 31, 2015, the Company accounted for its Venezuelan operations using highly inflationary accounting, and therefore, the Company remeasured assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments were included in earnings. In February 2013, the exchange rate for Bolivars declined to 6.3 Bolivars per U.S. Dollar. Prior thereto, the Company remeasured its operations denominated in Bolivars at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (“SITME”) of 5.3 Bolivars per U.S. Dollar. As a result, the Company recorded a charge of $11.1 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. In March 2014, the Company analyzed the multiple rates available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends could be paid. Based on this analysis, the Company determined as of March 31, 2014 that the SICAD I rate was the most appropriate rate to use prospectively for remeasurement rather than the CENCOEX rate, which the Company used up to March 31, 2014. As a result, the Company recorded net foreign exchange losses of $45.6 million in 2014, including foreign exchange losses of $38.7 million during the first quarter of 2014, based on the adoption of and ongoing changes in the SICAD I exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars. As of December 31, 2014, the SICAD I auction rate was 12.0 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar.
In February 2015, the Venezuelan government announced changes in its foreign currency exchange system. The official rate of 6.3 Bolivars per U.S. Dollar continued to be made available for purchases of essential goods. The SICAD I exchange mechanism became known as SICAD. There were SICAD auctions during 2014 and 2015, and the exchange rate in the last SICAD auction in 2015 was 13.5 Bolivars per U.S. Dollar.  The SICAD II market has been eliminated, and a new alternative currency market, the Foreign Exchange Marginal System (“SIMADI”) has been created. The SIMADI market is intended to have a floating exchange rate determined by market participants, and as of December 31, 2015, the SIMADI exchange rate was 198.7 Bolivars per U.S. Dollar. The Company last participated in a SICAD auction in the fourth quarter of 2014. The Company did not participate in the SICAD II market in 2014 or 2015 and did not participate in the SIMADI market in 2015.
Based on an assessment of the rate at which future transactions could be settled and dividends could legally be paid by the Company’s Venezuelan operations throughout 2015, the Company used the SICAD rate during 2015 to remeasure its assets, liabilities, sales and expenses denominated in Bolivars, which was a rate of 13.5 Bolivars per U.S. Dollar as of December 31, 2015. As a result, the Company recorded foreign exchange losses of $9.2 million during 2015 based on the change in the SICAD exchange rate.
As of December 31, 2015, the Company determined it could no longer exercise control over its Venezuela operations because the availability of U.S. Dollars had declined significantly over the past several years in each of Venezuela’s three exchange mechanisms. The Company most recently participated in a SICAD auction in the fourth quarter of 2014 and had very little access to the CENCOEX exchange mechanism during 2015. As the conditions in Venezuela have continued to deteriorate, including increasingly restrictive exchange control regulations and reduced access to U.S. Dollars through official currency exchange mechanisms, the Company concluded that an other-than-temporary lack of exchangeability between the Bolivar and the U.S. Dollar existed as of December 31, 2015. Furthermore, increasingly restrictive governmental regulations related to prices the Company can charge for its products, distribution channels into which the Company can sell its products, product labeling requirements, importation of raw materials and sourced products which must be purchased in U.S. Dollars, and labor matters have restricted the Company’s ability to make and execute decisions related to its Venezuela operations. For example, in the fourth quarter of 2015, the Venezuelan government further reduced the maximum profit margin the Company can realize from 30% to 20% for the types of goods the Company imports into the country for sale. Additionally, the exchange restrictions have prevented the Venezuela business from paying royalties and dividends, restricting the ability of the Company to benefit from the earnings from its Venezuela operations. The Company concluded it could no longer make key operational and financial decisions regarding its Venezuelan operations, such as the ability to manage the Venezuelan operations’ capital structure, material sourcing, product pricing and labor relations. As a result, the Company deconsolidated its Venezuelan operations.
Prior to the deconsolidation of the Venezuela operations on December 31, 2015, the results of the Company’s Venezuelan operations have been included in the Company’s Consolidated Statements of Operations for all periods presented and have been included in the Company’s Consolidated Balance Sheet for all periods prior to December 31, 2015. As of December 31, 2015, the Company

began accounting for its investment in its Venezuelan operations using the cost method of accounting, and the cost basis was adjusted to $0 as of December 31, 2015.
As a result of deconsolidating its Venezuelan operations, the Company recorded a charge of $172.7 million in 2015. The charge consisted of the write-off of the Company’s Venezuelan operations’ net assets of $74.7 million, as well as $58.3 million of Venezuela receivable-related assets held by other subsidiaries, resulting in $133.0 million of total charges associated with the deconsolidation of Venezuela’s net assets. In addition, in accordance with applicable accounting standards for foreign currency and the transition to the cost method for Venezuela’s operations, the Company was required to write-off the currency translation adjustment that arose prior to the application of hyperinflationary accounting in 2010 that was included in other comprehensive loss in equity. The write-off of the currency translation adjustment resulted in a pre-tax charge of $39.7 million.
During the years ended December 31, 2015, 2014 and 2013, the Venezuelan operations generated 2.2%, 1.4% and 1.4% of consolidated net sales, respectively and $51.1 million, $30.0 million and $34.4 million of the Company’s reported annual operating income, respectively.
The Company plans to continue operating its business in Venezuela. Since the Company holds all of the equity interests but does not have the power to direct the activities that most significantly affect the Venezuela entity’s economic performance, the Company considers the Venezuela entity a variable interest entity for which the Company is not the primary beneficiary. The Company has determined that the Venezuela entity’s assets can only be used to settle its obligations. As of December 31, 2015, the Company has no outstanding exposures or commitments with respect to its Venezuelan operations.
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
Stock-Based Compensation
Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three years for stock options and one to three years for restricted stock units and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience. See Footnote 15 for additional information.
Recent Accounting Pronouncements
Changes to U.S. Generally Accepted Accounting Principles (“GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810),” which amends previous guidance surrounding the consolidation model when assessing control over a legal entity and the primary beneficiary determination. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-02, but the adoption of ASU 2015-02 is not expected to have a material impact on the Company’s results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not adopted ASU 2015-03, but the adoption of ASU 2015-03 is expected to reduce the Company’s long-term assets and long-term debt by approximately $20.9 million upon adoption.
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
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the reporting of deferred tax positions, requiring deferred tax assets and liabilities to be classified as noncurrent in the Consolidated Balance Sheets, as opposed to current and noncurrent classification under current GAAP. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 on a retrospective basis in the fourth quarter of 2015, and the adoption resulted in deferred tax assets and liabilities being presented as noncurrent on the Company’s consolidated balance sheet as of December 31, 2015 and 2014. The adoption of ASU 2015-17 retrospectively resulted in a $134.4 million and $2.1 million reduction in current deferred tax assets and liabilities, respectively, and a $17.6 million increase and $114.7 million decrease in noncurrent deferred tax assets and liabilities, respectively, as of December 31, 2014.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is beginning to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
FOOTNOTE 2
Acquisitions and Mergers
Elmer’s
During October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $570.1 million, which is net of $16.8 million of cash acquired and is subject to customary working capital adjustments. Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd., used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. Elmer’s is reported as part of the Company’s Writing segment. The acquisition of Elmer’s was accounted for using the purchase method of accounting and, accordingly, the Company preliminarily allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third-party valuations, the Company allocated $29.4 million of the purchase price to identified tangible and monetary net assets, $81.8 million to deferred tax liabilities and $249.0 million to identified intangible assets. Approximately $199.0 million was allocated to indefinite-lived intangible assets and approximately $50.0 million was allocated to a definite-lived intangible asset with an estimated weighted-average life of 8 years. The indefinite-lived intangible assets represent the acquired Elmer’s® and X-Acto® trade names. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $373.5 million as goodwill, which is included in the Consolidated Balance Sheet at December 31, 2015. None of the goodwill is expected to be tax deductible.
Approximately $20.0 million of the $29.4 million identified tangible and monetary net assets relates to the estimated fair value of Elmer’s investment in the Krazy Glue® joint venture. Of the $20.0 million joint venture investment, approximately $18.0 million relates to Elmer’s share of the fair value of the acquired Krazy Glue® trade name, the Krazy Glue® customer base and goodwill and $2.0 million relates to Elmer’s share of the tangible and monetary net assets of the Krazy Glue® joint venture. The final purchase price is subject to post-closing adjustments for working capital and other matters.
Elmer’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date, including net sales of $36.3 million since the acquisition date. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
Jarden Corporation
During December 2015, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire Jarden Corporation (“Jarden”). Jarden is a global consumer products company with leading brands, such as Yankee Candle, Crock-Pot, FoodSaver, Mr. Coffee, Oster, Coleman, First Alert, Rawlings, Jostens, K2, Marker, Marmot, Volkl, and many others. The combined company would be called Newell Brands Inc.
In connection with the Merger Agreement, each share of Jarden common stock will be converted into the right to receive and become exchangeable for merger consideration consisting of (1) 0.862 of a share of Newell Rubbermaid common stock plus (2) $21.00 in cash. Based on the closing price of a share of Newell Rubbermaid common stock on February 24, 2016 of $37.74 per share, the implied total consideration is approximately $14.0 billion, including $5.5 billion of cash and $8.5 billion of Newell Rubbermaid common stock. Upon completion of the proposed merger, the Company estimates that stockholders of Newell Rubbermaid and stockholders and convertible noteholders of Jarden immediately before the proposed merger will own 54% and 46%, respectively, of Newell Brands upon completion of the proposed merger.

The Company intends to finance the $5.5 billion cash portion of the merger consideration and related fees and expenses incurred by it in connection with the proposed merger and refinance approximately $4.5 billion of outstanding Jarden debt with up to approximately $10.1 billion of new debt expected to be incurred in the form of the term loan facility as further described in Note 10, newly issued Newell Rubbermaid debt securities, available cash balances, net proceeds from the planned divestiture of the Décor business as further described in Note 3 and borrowings under the bridge credit facility as further described in Note 10. In addition, the Company expects the combined company to assume two tranches of outstanding Jarden debt with principal amounts of $300 million and €300 million upon completion of the proposed merger.

The proposed merger is subject to approvals by the Newell Rubbermaid and Jarden stockholders as well as various government and regulatory approvals.

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
This acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The Company allocated $18.1 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. Approximately $57.6 million was allocated to an indefinite-lived intangible asset and approximately $94.0 million was allocated to definite-lived intangible assets with a weighted-average life of 7.5 years. The indefinite-lived intangible asset represents the acquired Contigo® trade name. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $143.4 million as goodwill. Approximately $105.5 million of the goodwill is expected to be tax deductible. Ignite’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date.
bubba
On October 22, 2014, the Company acquired 100% of the assets of bubba brands, inc. (“bubba”) for $82.4 million. bubba is a designer and marketer of durable beverage containers in North America. The bubba acquisition expands the presence and distribution of the Company’s Home Solutions segment in the on-the-go thermal and hydration beverageware market.
The bubba acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The Company allocated $10.2 million of the purchase price to identified tangible and monetary net assets and $41.0 million to identified intangible assets. Approximately $41.0 million was allocated to definite-lived intangible assets with a weighted-average life of 10 years. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $31.2 million as goodwill. All of the goodwill is expected to be tax deductible. bubba’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date.
Baby Jogger
On December 15, 2014, the Company acquired 100% of Baby Jogger Holdings, Inc. (“Baby Jogger”), a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories. Baby Jogger is headquartered in the U.S. and markets and sells its products in North America, Europe and Asia. The Baby Jogger acquisition gives the Baby & Parenting segment a premium brand and the opportunity to expand its geographic footprint. The Company acquired Baby Jogger for net cash consideration of $210.1 million, a portion of which was used to repay Baby Jogger’s outstanding debt obligations at closing.
The Baby Jogger acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The Company allocated $14.6 million of the purchase price to identified tangible and monetary net liabilities, $21.8 million to deferred tax liabilities and $125.5 million to identified intangible assets. Approximately $102.0 million was allocated to an indefinite-lived intangible asset, and approximately $23.5 million was allocated to definite-lived intangible assets with a weighted-average life of 5 years. The indefinite-lived intangible asset represents the acquired Baby Jogger trade name and the acquired City Mini® and City Select® sub-brands. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $91.8 million as goodwill. Approximately $27.9 million of the goodwill is expected to be tax deductible. Baby Jogger’s results of operations are included in the Company’s Consolidated Statements of Operations since the acquisition date.
Other Items
The goodwill associated with the acquisitions is primarily attributable to synergies expected to arise after the acquisitions.
The pro forma net sales for the year ended December 31, 2015 as if the Elmer’s acquisition occurred on January 1, 2015 is $6.12 billion (unaudited). The pro forma net income and earnings per share for 2015 reflecting the inclusion of the Elmer’s acquisition, as if such acquisition occurred on January 1, 2015 would not be materially different than reported results for 2015 and therefore are not presented.
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
The Company incurred acquisition and integration costs of $6.5 million and $5.5 million during the years ended December 31, 2015 and 2014, respectively, associated with the Ignite, bubba and Baby Jogger acquisitions, of which $3.3 million and $5.5 million are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for 2015 and 2014, respectively, and $3.2 million is included in restructuring costs for 2015.
During the year ended December 31, 2015, the Company incurred $0.9 million and $10.8 million of costs associated with the Elmer’s acquisition and Jarden acquisition, respectively.
FOOTNOTE 3
Divestitures and Planned Divestitures
Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined that certain businesses as described below did not align with the Company’s long-term growth plans, which led to the decisions to divest or cease operations of these businesses.
Discontinued Operations
During 2014, the Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment in 2014 to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The Endicia business provides on-line postage solutions. The Culinary electrics business sells kitchen electrics and accessories to retailers, and the retail business sells cookware products and accessories through outlet stores. During 2015, the Company sold Endicia for net proceeds of $208.7 million, subject to customary working capital adjustments, resulting in a pretax gain of $154.2 million. The proceeds are net of $5.2 million of transaction expenses and $5.6 million of cash included in the assets sold. The $60.1 million of Endicia assets sold (which includes the Endicia cash sold) included $50.0 million of goodwill. During 2015, the Company ceased operations in its Culinary electrics and retail businesses.
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
The following table provides a summary of amounts included in discontinued operations, which primarily relate to the Hardware, Teach, Endicia and Culinary electrics and retail businesses (in millions):

	2015	2014	2013
Net sales	$56.5	$83.4	$280.2
(Loss) income from discontinued operations before income taxes	$(7.7)	$2.2	$0.5
Income tax (benefit) expense	(2.8)	0.8	1.1
(Loss) income from discontinued operations	(4.9)	1.4	(0.6)
Net gain on disposal(1)	95.6	3.4	58.9
Income from discontinued operations, net of tax	$90.7	$4.8	$58.3

(1)
2015 includes pretax gains of $154.2 million (related tax expense of $58.6 million) relating to the sale of the Endicia business. 2014 includes pretax gains of $2.2 million (related tax benefit of $1.2 million) relating to the recognition of $4.8 million of previously deferred gains on the sale of the international Hardware businesses, offset by $2.6 million of impairments relating to the Culinary businesses. 2013 includes pretax gains of $87.4 million (related tax expense of $28.5 million) relating to net gains from sale; impairments and write-offs of goodwill, intangibles and other long-lived assets; and write-downs and write-offs of net working capital.

Divestitures
During 2015, the Company divested its Rubbermaid medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals and was included in the Commercial Products segment. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The consideration exchanged was not material. The Rubbermaid medical cart business was included in the consolidated results from continuing operations (in the Commercial Products segment), including net sales of $26.5 million in 2015, until it was sold in August 2015. The Rubbermaid medical cart business generated 0.4%, 1.2% and 1.3% of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Held for Sale
In October 2015, the Company determined that the Levolor® and Kirsch® window coverings brands (“Décor”) did not align with the Company’s long-term growth plans and therefore, announced its intention to divest the Décor business. The Décor business did not meet the criteria for reporting the business as discontinued operations; thus, the Company has continued to include the Décor business in continuing operations as part of the Home Solutions segment. The Company expects to complete the sale of Décor during 2016 and anticipates realizing net proceeds greater than the net assets upon sale. The Décor business generated 5.1%, 5.5% and 5.7% of the Company’s consolidated net sales for the years ended December 31, 2015, 2014 and 2013, respectively. The following table presents information related to the major classes of Décor’s assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2015 (in millions):

2015
Inventories, net	$35.3
Prepaid expenses and other	2.0
Property, plant and equipment, net	18.2
Goodwill	19.2
Other intangible assets, net	23.7
Total Assets	$98.4

Accounts payable	$34.8
Other accrued liabilities	8.5
Total Liabilities	$43.3

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
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The SRP was authorized for a period of three years ending in August 2014. In 2014, the SRP was expanded and extended such that the Company may repurchase over $750.0 million of additional shares from February 2014 through the end of 2017, and the $42.9 million availability remaining at December 31, 2013 under the initial $300.0 million authorization was canceled. During 2015, the Company repurchased 4.5 million shares pursuant to the SRP for $180.4 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2015, the Company has repurchased and retired a total of 28.9 million shares at an aggregate cost of $800.7 million, and the Company has $255.9 million of authorized repurchases remaining under the SRP as of December 31, 2015. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

The following tables display the components of accumulated other comprehensive income (loss ) (“AOCI”) as of and for the years ended December 31, 2015 and 2014 (in millions):

	Foreign Currency Translation Loss, net of tax(1)	Unrecognized Pension & Other Post-retirement Costs, net of tax	Derivative Hedging (Loss) Income, net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)
Other comprehensive income (loss) before reclassifications	4.3	116.3	3.2	123.8
Amounts reclassified to earnings	0.7	21.5	(2.2)	20.0
Net current period other comprehensive income	5.0	137.8	1.0	143.8
Balance at December 31, 2013	(161.5)	(483.3)	(0.4)	(645.2)
Other comprehensive (loss) income before reclassifications	(126.3)	(84.1)	9.5	(200.9)
Amounts reclassified to earnings	—	55.7	(4.0)	51.7
Net current period other comprehensive income	(126.3)	(28.4)	5.5	(149.2)
Balance at December 31, 2014	(287.8)	(511.7)	5.1	(794.4)
Other comprehensive (loss) income before reclassifications	(153.3)	42.1	5.3	(105.9)
Amounts reclassified to earnings	29.4	47.3	(10.2)	66.5
Net current period other comprehensive income	(123.9)	89.4	(4.9)	(39.4)
Balance at December 31, 2015	$(411.7)	$(422.3)	$0.2	$(833.8)
(1) Includes foreign exchange (losses) gains of $(22.9) million, $(29.6) million and $10.0 million during 2015, 2014 and 2013, respectively, associated with intercompany loans designated as long-term.

The following table depicts the components of other comprehensive income (loss) reclassified to earnings presented on a pretax basis and the associated income tax impact for the year ended December 31, (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statement of Operations			Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2013
Foreign currency translation loss:
Total before tax	$39.7	$—	$0.7	(1)
Tax effect	(10.3)	—	—
Net of tax	$29.4	$—	$0.7
Unrecognized pension and other post-retirement costs:
Prior service benefit	$(6.8)	$(6.5)	$(1.6)	(2)
Actuarial loss	80.9	92.9	33.5	(2)
Total before tax	74.1	86.4	31.9
Tax effect	(26.8)	(30.7)	(10.4)
Net of tax	$47.3	$55.7	$21.5
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(16.2)	$(5.9)	$(3.8)	Cost of products sold
Foreign exchange contracts on intercompany borrowings	0.1	(0.3)	—	Other expense, net
Forward interest rate swaps	0.8	0.7	0.7	Interest expense, net
Cross currency swaps	1.0	—	—	Other expense, net
Total before tax	(14.3)	(5.5)	(3.1)
Tax effect	4.1	1.5	0.9
Net of tax	$(10.2)	$(4.0)	$(2.2)

(1)	The 2015 amount is included in the Venezuela deconsolidation charge and the 2013 amount is included in discontinued operations.

(2)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other post-retirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line items in the Consolidated Statements of Operations for 2015, 2014 and 2013. For 2015 and 2014, $52.1 million and $65.4 million of the amount, respectively, is reflected as pension settlement charge. See Footnote 13 for further details.

FOOTNOTE 5
Restructuring Costs
Project Renewal
In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to the program, the Company eliminated its operating groups and consolidated 13 global business units into three operating groups that manage five operating segments. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Writing segment; and (iv) further streamlining its distribution and transportation functions.  Under the April 2015 Expansion, the Company plans to implement additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.
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

Cumulative costs of the expanded Project Renewal are expected to be approximately $690.0 million to $725.0 million pretax, with cash costs of approximately $645.0 million to $675.0 million. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.
The following table depicts the restructuring charges, net of adjustments, incurred in connection with Project Renewal for the years ended December 31, (in millions):

	2015	2014	2013	Since Inception Through December 31, 2015
Facility and other exit costs, including impairments	$6.7	$7.5	$5.7	$27.4
Employee severance, termination benefits and relocation costs	52.4	25.2	93.4	218.5
Exited contractual commitments and other	14.9	21.1	14.6	63.9
	$74.0	$53.8	$113.7	$309.8

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2015 and 2014 (in millions):

	December 31, 2014			December 31, 2015
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$6.7	$(6.7)	$—
Employee severance, termination benefits and relocation costs	22.8	52.4	(25.9)	49.3
Exited contractual commitments and other	17.5	14.9	(15.1)	17.3
	$40.3	$74.0	$(47.7)	$66.6

	December 31, 2013			December 31, 2014
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$7.5	$(7.5)	$—
Employee severance, termination benefits and relocation costs	60.3	25.2	(62.7)	22.8
Exited contractual commitments and other	7.1	21.1	(10.7)	17.5
	$67.4	$53.8	$(80.9)	$40.3

The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2015 and 2014 aggregated by reportable business segment (in millions):

	December 31, 2014			December 31, 2015
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$9.7	$9.3	$(5.0)	$14.0
Home Solutions	1.0	5.5	(1.4)	5.1
Tools	0.5	2.9	0.9	4.3
Commercial Products	5.1	2.2	(3.5)	3.8
Baby & Parenting	2.2	0.7	(2.9)	—
Corporate	21.8	53.4	(35.8)	39.4
	$40.3	$74.0	$(47.7)	$66.6

	December 31, 2013			December 31, 2014
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$25.8	$9.8	$(25.9)	$9.7
Home Solutions	0.7	1.7	(1.4)	1.0
Tools	0.3	3.3	(3.1)	0.5
Commercial Products	6.8	3.2	(4.9)	5.1
Baby & Parenting	1.4	2.1	(1.3)	2.2
Corporate	32.4	33.7	(44.3)	21.8
	$67.4	$53.8	$(80.9)	$40.3
Total Restructuring Costs
The table below shows restructuring costs recognized in continuing operations for all restructuring activities for the years indicated, aggregated by reportable business segment (in millions):

Segment	2015	2014	2013
Writing	$9.3	$9.8	$34.3
Home Solutions(1)	5.8	1.6	3.8
Tools	2.9	4.5	6.0
Commercial Products	2.2	3.2	8.1
Baby & Parenting(1)	3.6	2.1	1.9
Corporate	53.4	31.6	56.2
	$77.2	$52.8	$110.3
(1) Includes $0.3 million of restructuring costs in the Home Solutions segment associated with the integration of Ignite and bubba for 2015 and $2.9 million of restructuring costs for 2015 in the Baby & Parenting segment associated with the integration of Baby Jogger.

Cash paid for all restructuring activities included in operating activities was $51.5 million, $71.8 million and $74.9 million for 2015, 2014 and 2013, respectively.

FOOTNOTE 6
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2015	2014
Materials and supplies	$117.3	$117.9
Work in process	108.0	104.5
Finished products	496.5	486.1
	$721.8	$708.5
Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 51.3% and 53.3% of gross inventory costs at December 31, 2015 and 2014, respectively, were determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2015 and 2014, LIFO reserves were $23.6 million and $30.8 million, respectively. The pretax income from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2015, 2014 and 2013 was $1.5 million, $7.2 million and $6.5 million, respectively.

FOOTNOTE 7
Property, Plant & Equipment, Net
Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2015	2014
Land	$20.2	$21.3
Buildings and improvements	350.8	342.9
Machinery and equipment	1,743.7	1,767.3
	2,114.7	2,131.5
Accumulated depreciation	(1,515.5)	(1,572.4)
	$599.2	$559.1
Depreciation expense for continuing operations was $93.0 million, $93.2 million and $99.9 million in 2015, 2014 and 2013, respectively.

FOOTNOTE 8
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2015 and 2014 (in millions):

Segment	December 31, 2014 Balance	Acquisitions(1)	Other Adjustments(2)	Foreign Currency	December 31, 2015 Balance
Writing	$1,090.9	$373.5	$(50.0)	$(55.4)	$1,359.0
Home Solutions	379.3	1.0	(19.2)	—	361.1
Tools	478.6	—	—	(4.2)	474.4
Commercial Products	387.5	—	—	(0.2)	387.3
Baby & Parenting	209.7	—	—	(0.3)	209.4
	$2,546.0	$374.5	$(69.2)	$(60.1)	$2,791.2

Segment	December 31, 2013 Balance	Acquisitions(3)	Other Adjustments	Foreign Currency	December 31, 2014 Balance
Writing	$1,161.5	$—	$—	$(70.6)	$1,090.9
Home Solutions	205.7	173.6	—	—	379.3
Tools	484.5	—	—	(5.9)	478.6
Commercial Products	387.8	—	—	(0.3)	387.5
Baby & Parenting	121.6	91.8	—	(3.7)	209.7
	$2,361.1	$265.4	$—	$(80.5)	$2,546.0
(1) On October 22, 2015, the Company acquired Elmer’s Products Inc. for $570.1 million, of which $373.5 million was preliminarily allocated to goodwill.
(2) During the year ended December 31, 2015, the Company sold Endicia, including $50.0 million of goodwill. Endicia was included in the Company’s Writing segment. The Company also reclassified $19.2 million of Décor goodwill to assets held for sale.

(3)
In 2014, the Company acquired Ignite for $313.1 million and the assets of bubba for $82.4 million. Both acquisitions are included in the Company’s Home Solutions segment and resulted in total goodwill of $174.6 million, of which $173.6 million was recorded in 2014 based on preliminary purchase price allocations. In 2014, the Company also acquired Baby Jogger for a net purchase price of $210.1 million, and Baby Jogger is included in the Baby & Parenting segment. The acquisition of Baby Jogger resulted in goodwill of $91.8 million.

Cumulative impairment charges relating to goodwill since January 1, 2002, were $1,642.4 million as of December 31, 2015. Of these amounts, $538.0 million was included in cumulative effect of accounting change, and $363.6 million was included in discontinued operations.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$653.4	$—	$653.4	$470.2	$—	$470.2
Trade names — other	46.0	(30.0)	16.0	48.5	(28.6)	19.9
Capitalized software	465.6	(252.7)	212.9	462.0	(229.7)	232.3
Patents	142.8	(89.9)	52.9	152.2	(84.9)	67.3
Customer lists	231.9	(104.5)	127.4	184.8	(89.0)	95.8
Other	4.2	(3.1)	1.1	4.2	(2.5)	1.7
	$1,543.9	$(480.2)	$1,063.7	$1,321.9	$(434.7)	$887.2
The table below summarizes the Company’s amortization periods using the straight-line method for other intangible assets, including capitalized software, as of December 31, 2015:

	Weighted-Average Amortization Period (in years)	Amortization Periods (in years)
Trade names — indefinite life	N/A	N/A
Trade names — other	11	3–20 years
Capitalized software	9	3–12 years
Patents	7	3–14 years
Customer lists	8	3–10 years
Other	4	3–5 years
	9
Amortization expense for intangible assets, including capitalized software, for continuing operations was $76.5 million, $60.6 million and $55.3 million in 2015, 2014 and 2013, respectively.
As of December 31, 2015, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2016	2017	2018	2019	2020
$72.5	$70.0	$64.4	$57.6	$35.3

Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 9
Other Accrued Liabilities
Other accrued liabilities included the following as of December 31, (in millions):

	2015	2014
Customer accruals	$314.8	$316.0
Accruals for manufacturing, marketing and freight expenses	73.0	86.1
Accrued self-insurance liabilities	61.9	55.8
Accrued pension, defined contribution and other post-retirement benefits	35.2	36.6
Accrued contingencies, primarily legal, environmental and warranty	24.3	27.8
Accrued restructuring (See Footnote 5)	67.4	46.1
Accrued income taxes	67.4	6.8
Other	84.9	82.0
Other accrued liabilities	$728.9	$657.2
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

FOOTNOTE 10
Debt
The following is a summary of outstanding debt as of December 31, (in millions):

	2015	2014
Medium-term notes	$2,692.6	$2,089.5
Commercial paper	—	28.0
Receivables facility	350.0	350.0
Other debt	33.8	14.4
Total debt	3,076.4	2,481.9
Short-term debt	(382.9)	(390.7)
Current portion of long-term debt	(5.9)	(6.7)
Long-term debt	$2,687.6	$2,084.5
During 2015 and 2014, the Company’s average commercial paper obligations outstanding were $336.7 million and $114.4 million, respectively, at average interest rates, including fees and commissions, of 1.7% and 2.7%, respectively.
The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2015 (in millions):

2016	2017	2018	2019	2020	Thereafter	Total
$388.8	$355.9	$551.9	$350.1	$376.0	$1,053.7	$3,076.4

Medium-term Notes
The Company’s outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2015	2014
2.05% senior notes due 2017	$350.0	$350.0
6.25% senior notes due 2018	250.0	250.0
2.15% senior notes due 2018	300.0	—
2.875% senior notes due 2019	350.0	350.0
4.70% senior notes due 2020	381.3	381.3
4.00% senior notes due 2022	250.0	250.0
4.00% senior notes due 2024	500.0	500.0
3.90% senior notes due 2025	300.0	—
6.11% senior notes due 2028	1.5	1.5
Interest rate swaps	(3.1)	(11.8)
Gain on settled interest rate swap	12.9	18.5
Total medium-term notes	$2,692.6	$2,089.5
Average stated interest rate of all medium-term notes outstanding as of December 31, 2015 was 3.69%.
As of December 31, 2015, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps, which includes fixed-for-floating interest rate contracts with third-party financial institutions the Company entered into during 2012 relating to $346.0 million of the 4.70% medium-term notes due 2020 and during 2014 relating to $250.0 million of the 4.00% medium-term notes due 2024. During 2014, the Company, at its option, terminated and settled portions of interest rate swaps related to an aggregate $154.0 million principal amount of 4.70% medium-term notes with an original maturity date of August 2020 in connection with the repayment of the underlying notes. The Company paid $5.9 million to counterparties as settlement for the interest rate swaps. The Company also, at its option, terminated and settled an interest rate swap related to the $250.0 million principal amount of 6.25% medium-term notes with an original maturity of April 2018. The Company received cash proceeds of $18.7 million from the counterparty as settlement for the interest rate swap. The gain resulting from the early termination of the interest rate swap was deferred and is being amortized as an adjustment to interest expense over the remaining term of the debt originally hedged by the interest rate swap. The cash paid and received from the termination of the interest rate swaps is included in cash provided by operating activities in accrued liabilities and other in the Consolidated Statement of Cash Flows for 2014. See Footnote 11 for further details.
The medium-term note balances at December 31, 2015 and 2014 include mark-to-market adjustments of $3.1 million and $11.8 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $14.8 million, $13.9 million and $13.6 million for 2015, 2014 and 2013, respectively.
In October 2015, the Company completed the offering and sale of $600.0 million of unsecured senior notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 (the “2018 Notes”) and $300.0 million aggregate principal amount of 3.90% notes due 2025 (the “2025 Notes” and, together with the 2018 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $594.6 million, which were used for the acquisition of Elmer’s and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. All or any portion of the 2018 Notes may be redeemed by the Company at any time, and all or any portion of the 2025 Notes may be redeemed at any time prior to August 1, 2025 (the date three months prior to the maturity date of the 2025 Notes) at a redemption price plus accrued and unpaid interest to the date of redemption. The 2018 Notes’ redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption at a specified rate. The 2025 Notes’ redemption price prior to August 1, 2025 is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon as if the 2025 Notes matured on August 1, 2025 (not including any portion of any payments of interest accrued through the date of the redemption) discounted to the date of redemption at a specified rate; and on or after August 1, 2025, at 100% of the principal; plus, in each case, accrued and unpaid interest on the notes being redeemed to the redemption date. The

Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2015, based on their maturity dates in 2018 and 2025.
In November 2014, the Company completed the offering and sale of $850.0 million of unsecured senior notes, consisting of $350.0 million aggregate principal amount of 2.875% notes due 2019 (the “2.875% 2019 Notes”) and $500.0 million aggregate principal amount of 4.00% notes due 2024 (the “2024 Notes”). The aggregate net proceeds from the issuance of the 2019 Notes and 2024 Notes were $841.8 million, which were used to redeem $168.7 million of the $550.0 million principal amount outstanding 4.70% notes due 2020 (the “2020 Notes”), redeem the $250.0 million of outstanding 2.00% notes due 2015 (the “2015 Notes”), redeem the $20.7 million of outstanding 10.60% notes due 2019 (the “10.60% 2019 Notes”), reduce borrowings under the Company’s commercial paper program and receivables facility, finance acquisitions and for general corporate purposes. The 2019 Notes and 2024 Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2.875% 2019 Notes may be redeemed by the Company at any time prior to the date that is one month prior to the maturity date, and the 2024 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2024 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2019 Notes or 2024 Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2.875% 2019 Notes are redeemed on or after a date that is one month prior to the maturity date of the 2.875% 2019 Notes, then the redemption price is equal to 100% of the principal amount of the 2.875% 2019 Notes being redeemed plus accrued interest to such redemption date. If the 2024 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2024 Notes, then the redemption price is equal to 100% of the principal amount of the 2024 Notes being redeemed plus accrued interest to such redemption date. The 2019 Notes and 2024 Notes also contain a provision that allows holders of the 2019 Notes and 2024 Notes to require the Company to repurchase all or any part of the 2019 Notes and 2024 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2019 Notes and 2024 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The 2019 Notes and 2024 Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2015, based on their maturity dates in 2019 and 2024.
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
Receivables-Related Borrowings
In August 2015, the Company extended the expiration date of its receivables facility to August 2016 and expanded the available borrowings to up to $400.0 million (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its Consolidated Financial Statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of December 31, 2015. The financing subsidiary owned $804.4 million of outstanding accounts receivable as of December 31, 2015 , and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2015. The Company had $350.0 million of outstanding borrowings under the Receivables Facility as of December 31, 2015.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provided for an unsecured syndicated revolving credit facility maturing in December 2019, and an aggregate commitment at any time outstanding of up to $800.0 million. In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates in its entirety the Credit Agreement. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 2021, and an aggregate commitment at any time outstanding of up to $1.25 billion (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.75 billion upon the satisfaction of certain conditions. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the Facility. As of December 31, 2015, there were no borrowings or standby letters of credit issued or outstanding under the Facility and there was no commercial paper outstanding.
In addition to the committed portion of the Facility, the Credit Agreement, and subsequently, the Revolving Credit Agreement, provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
The Credit Agreement, and subsequently, the Revolving Credit Agreement, contains customary representations and warranties, covenants and events of default. The covenants set forth in both the Credit Agreement and Revolving Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates, limitations on the amount of indebtedness that may be incurred by the Company’s subsidiaries and a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined. In addition, the Credit Agreement, and subsequently, the Revolving Credit Agreement, provide for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement or Revolving Credit Agreement, as applicable, and the termination of the lenders’ obligation to extend credit pursuant to the Credit Agreement or Revolving Credit Agreement. As of December 31, 2015, the Company was in compliance with the provisions of the Credit Agreement.
Bridge Credit Facility
On December 13, 2015, the Company entered into a commitment letter with a lender. The lender committed to provide financing for the Jarden transaction, consisting of a $10.5 billion senior unsecured bridge facility (the “Jarden Bridge Facility”). The availability under the Jarden Bridge Facility is subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events. Due to the Company entering into the term loan credit agreement as described below, the availability under the Jarden Bridge facility has been reduced to $9.0 billion. Borrowings under the Jarden Bridge Facility shall not occur prior to March 31, 2016 and are subject to the satisfaction of certain conditions. Borrowings under the Jarden Bridge Facility bear interest, at the Company’s election, at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The Company incurred $47.8 million in origination fees associated with the commitment letter contemplating the Jarden Bridge Facility, which are included in net short-term borrowings and related issuance costs in the Consolidated Statement of Cash Flows for the year ended December 31, 2015.
Term Loan Credit Agreement
On January 26, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) for a $1.5 billion senior unsecured term loan facility (the “Term Loan Facility”) with a syndicate of banks. The Term Loan Credit Agreement provides for a maturity date of three years from the closing date of the Jarden transaction and requires the Company to repay 5% of the initial borrowings in each of the first and second years after the closing of the Jarden transaction and the remaining 90% of the initial borrowings during the third year after the closing of the Jarden transaction. At the Company’s election, borrowings under the Term Loan Credit Agreement will bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. Borrowings pursuant to the Term Loan Credit Agreement will be used to pay a portion of the cash consideration in connection with the Jarden transaction. Borrowings under the the Term Loan Facility will be funded by the lenders upon the satisfaction of certain conditions, including the consummation of the Jarden transaction, but in no event prior to March 31, 2016.

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
Fair Value Hedges-Interest Rate Swap Agreements
The Company enters into interest rate swap agreements related to existing debt obligations with initial maturities ranging from five to ten years. The Company’s interest rate swap agreements have the economic effect of modifying the fixed interest obligations associated with approximately $596.0 million of the medium-term notes so that the interest payable on these medium-term notes effectively became variable. The Company uses these interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable- and fixed-rate debt. The critical terms of the interest rate swap agreements match the critical terms of the medium-term notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. These transactions are characterized as fair value hedges for financial accounting purposes because they protect the Company against changes in the fair values of certain fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in the Consolidated Statements of Operations with the corresponding amounts included in other assets or other noncurrent liabilities in the Consolidated Balance Sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in the Consolidated Statements of Operations with the corresponding amount included in Current Portion of Long-term Debt and Long-term Debt. The periodic interest settlements for the interest rate swap agreements are included as interest expense and are included as a part of cash flows from operating activities.
Cash Flow Hedges-Forward-Starting Interest Rate Swaps
The Company also uses derivatives to hedge interest rates on anticipated issuances of medium-term notes occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated issuances of medium-term notes. These derivatives are designated as cash flow hedges. The changes in fair values of these instruments are recognized in other comprehensive income (loss), and after the medium-term notes are issued and the derivative instruments are settled, the amount in other comprehensive income (loss) is amortized to interest expense in the Consolidated Statements of Operations over the term of the related medium-term notes. The cash paid or received from the settlement of forward-starting interest rate swaps is included in cash flows from operating activities.
Cash Flow Hedges-Cross-Currency Swap Agreements
The Company’s foreign exchange risk management policy emphasizes hedging foreign currency intercompany financing activities with derivatives with maturity dates of three years or less. The Company uses derivative instruments, such as cross-currency swap agreements, to hedge currency risk associated with foreign currency-denominated assets and liabilities associated with intercompany financing activities. In connection with intercompany financing arrangements entered into in April 2015, the Company entered into two cross-currency swap agreements to manage the related foreign currency exchange risk of the intercompany financing arrangements. As of December 31, 2015, the notional value of outstanding cross-currency interest rate swaps was $189.1 million, and the cross-currency swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The cross-currency swap agreements have been designated as qualifying hedging instruments and are accounted for as cash flow hedges. The critical terms of the cross-currency swap agreements correspond to the terms of the intercompany financing arrangements, including the annual principal and interest payments being hedged, and the cross-currency swap agreements mature at the same time as the intercompany financing arrangements.
The Company uses the hypothetical derivative method to measure the effectiveness of its cross-currency swap agreements. The fair values of these cross-currency swap agreements are recognized as other assets or other noncurrent liabilities in the Consolidated Balance Sheets. The effective portions of the changes in fair values of these cross-currency swap agreements are reported in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and an amount is reclassified out of accumulated other comprehensive income (loss) into other expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately to other expense, net. The Company evaluates the effectiveness of its cross-currency swap agreements on a quarterly basis, and the Company did not record any ineffectiveness for the year ended December 31, 2015. The cash flows related to the cross-currency swap agreements, including amounts related to the periodic interest settlements and the principal balances, will be included in cash flows from operating activities.
Cash Flow Hedges-Foreign Currency Forward Contracts
The Company’s foreign exchange risk management policy generally emphasizes hedging certain transaction exposures of 18- month durations or less. The Company transacts business in various foreign currencies and periodically enters into primarily foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures, and the Company has designated such instruments as hedges of probable forecasted foreign currency denominated sales or purchases. As of December 31, 2015, the notional amounts of the forward contracts held to purchase U.S. Dollars in exchange for other major international currencies was $185.2 million, and the notional amounts of additional forward contracts held to buy and sell international currencies were $82.6 million. The net gains (losses) related to these forward contracts are included in accumulated other comprehensive income (loss) until the hedged transaction occurs or when the hedged transaction is no longer probable of occurring. The net gains (losses) in accumulated other comprehensive income (loss) are generally reclassified to cost of products sold in the Consolidated Statements of Operations because the forward currency contracts generally hedge purchases of inventory. The cash flows related to these foreign currency contracts are included in cash flows from operating activities.
Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third party transactions in U.S. Dollars.
The Company reports its derivative positions in the Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the years ended December 31, 2015, 2014 and 2013.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2015 and 2014 (in millions):

		Assets				Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2015		2014	Balance Sheet Location	2015	2014
Interest rate swaps	Other assets	$2.2		$—	Other noncurrent liabilities	$5.3	$11.8
Forward-starting interest rate swaps	Prepaid expenses and other	0.1	—	—	Other accrued liabilities	3.2	—
Cross-currency swaps	Other assets	0.6		—	Other noncurrent liabilities	3.3	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	6.6		7.7	Other accrued liabilities	0.1	0.4
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—		—	Other accrued liabilities	1.6	—
Total assets		$9.5		$7.7	Total liabilities	$13.5	$12.2
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2015 and 2014.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.
During 2014, the Company settled interest rate swaps designated as fair value hedges of $154.0 million principal amount of the 2020 Notes that were repaid in 2014. In connection with the repayment of the 2020 Notes, the Company paid cash of $5.9 million to counterparties as settlement for the interest rate swaps. During 2014, the Company, at its option, terminated and settled an interest rate swap related to a $250.0 million principal amount of 6.25% medium-term notes with an original maturity of April 2018. The Company received cash proceeds of $18.7 million from the counterparty as settlement for the interest rate swap. In December 2014, the Company entered into a fixed-for-floating interest rate contract with a third-party financial institution for $250.0 million principal amount of the 2024 Notes. During the term of the contract, the Company will receive semiannual interest payments from the counterparties based on a fixed annual interest rate of 4.0%; and, concurrently, the Company will make semiannual interest payments at a rate indexed to the LIBOR. The Company has a total of $596.0 million principal amount of medium-term notes hedged with fixed-for-floating contracts with third-party financial institutions as of December 31, 2015.
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

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for 2015, 2014 and 2013 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2015	2014	2013
Interest rate swaps	Interest expense, net	$8.7	$13.4	$(44.1)
Fixed-rate debt	Interest expense, net	$(8.7)	$(13.4)	$44.1

The Company did not realize any ineffectiveness related to fair value hedges during 2015, 2014, and 2013.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for 2015, 2014 and 2013 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2015	2014	2013
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$16.2	$5.9	$3.8
Foreign exchange contracts on intercompany borrowings	Other expense, net	(0.1)	0.3	—
Forward-starting interest rate swaps	Interest expense, net	(0.8)	(0.7)	(0.7)
Cross-currency swaps	Other expense, net	(1.0)	—	—
		$14.3	$5.5	$3.1

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2015	2014	2013
Foreign exchange contracts on inventory-related purchases	$15.5	$11.6	$5.2
Foreign exchange contracts on intercompany borrowings	0.3	3.3	(0.6)
Forward-starting interest rate swaps	(3.1)	—	—
Cross-currency swaps	(2.7)	—	—
	$10.0	$14.9	$4.6
During December 2015, the Company entered into forward-starting interest rate swaps for an aggregate $1.0 billion notional amount for the expected issuance of medium-term notes to finance the Jarden transaction (the “2015 Swaps”). During January 2016, the Company entered into additional forward-starting interest rate swaps for an aggregate $1.3 billion notional amount (collectively with the 2015 Swaps, the “Swaps”). The total notional amount of the Swaps relating to anticipated issuances of medium-term notes for the Jarden transaction is $2.3 billion. The pretax loss for the 2015 Swaps was $3.1 million as of December 31, 2015, which was recorded in AOCI. The Company’s net position with respect to the Swaps fluctuates based on changes in benchmark interest rates. Declines in the benchmark interest rates after the date Company enters into the Swaps generally results in amounts the Company is required to pay the counterparties to settle such Swaps. If benchmark interest rates do not increase from their current levels, the Company would be required to pay the counterparties for the value of the Swaps since benchmark interest rates have declined since the Company entered into the Swaps.
During 2014, the Company entered into forward-starting interest rate swaps with certain counterparties for an aggregate $400.0 million notional amount (the “2014 Forward Swaps”) to swap floating LIBOR rates with a weighted-average fixed rate. The 2014

Forward Swaps had original maturities in November 2014. The 2014 Forward Swaps were intended to fix the “risk-free” component of the interest rate of the Company’s forecasted debt issuances that were probable of occurring at the time the 2014 Forward Swaps were entered into. In November 2014, the 2014 Forward Swaps were settled upon the issuance of the 2019 Notes and 2024 Notes.
The Company received (paid) $1.9 million, $3.1 million and $(1.6) million to settle foreign exchange contracts on intercompany borrowings during 2015, 2014 and 2013, respectively. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for 2015, 2014 and 2013.
The ineffectiveness related to cash flow hedges during 2015, 2014 and 2013 was not material. The Company estimates that during the next 12 months it will reclassify income of $7.4 million included in the pretax amount recorded in AOCI as of December 31, 2015 into earnings.
FOOTNOTE 12
Commitments
The Company leases manufacturing, warehouse and other facilities; real estate; and transportation, data processing and other equipment under leases that expire at various dates through the year 2025. Rent expense, which is recognized on a straight-line basis over the life of the lease term, for continuing operations, was $105.1 million, $106.1 million and $114.0 million in 2015, 2014 and 2013, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2015 (in millions):

2016	2017	2018	2019	2020	Thereafter	Total
$97.2	$75.9	$57.6	$40.1	$27.5	$42.1	$340.4

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

Included in AOCI at December 31, 2015 is $619.6 million ($422.3 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credits that have not yet been recognized in net periodic pension cost. The Company’s primary U.S. defined benefit plan has $508.5 million of unrecognized actuarial losses (pretax) in AOCI as of December 31 2015. Losses in AOCI for the Company’s primary U.S. defined benefit plan greater than 10% of the projected benefit obligation are amortized over the average remaining life expectancy of the participants of 21 years. The Company expects to recognize $14.0 million ($9.7 million net of tax) of costs in 2016 associated with amortizing net actuarial losses and prior service credits.

Effective December 31, 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for its defined benefit pension and other post-retirement plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligations.  Historically, the estimated service and interest cost components utilized a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations at the beginning of the period.
The Company elected this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.  The change is accounted for as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly will be accounted for prospectively.  While the Company’s projected benefit obligations measured under this approach are unchanged as of December 31, 2015 compared to the previous method, the more granular application of the spot rates will reduce the 2016 service and interest cost by $9.5 million compared to the previous method.

In 2014, the Company updated its mortality estimates for its U.S. defined benefit plans, which resulted in a pretax actuarial loss of $111.9 million recorded to AOCI. The total pretax gains (losses) recognized in AOCI for all of the Company’s defined benefit plans were $56.1 million and $(120.5) million for 2015 and 2014, respectively.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire U.S. workforce, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit arrangement, which benefit vests after three years of employment. The Company recorded $16.5 million, $15.8 million and $16.7 million in expense for the defined contribution benefit arrangement for 2015, 2014 and 2013, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2015 and 2014 is $16.7 million and $16.5 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.
In September 2015 and September 2014, the Company commenced offers to approximately 3,300 and 5,700 former employees, respectively, who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees had the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of the year of the offer. Cash payments of $70.6 million and $98.6 million were made from the pension plan assets in December 2015 and December 2014, respectively, to those electing the lump-sum distribution. Based on the lump-sum distributions that were paid, the Company incurred non-cash settlement charges of $52.1 million and $65.4 million in 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the Company maintained various nonqualified deferred compensation plans with varying terms. The total liability associated with these plans was $44.2 million and $49.1 million as of December 31, 2015 and 2014, respectively. These liabilities are included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company maintains assets to offset the impact of the market gains and losses associated with the deferred compensation liabilities, and the values of these assets were $55.3 million and $54.5 million as of December 31, 2015 and 2014, respectively. These assets are included in other assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 310 active and former key employees with aggregate net death benefits of $275.8 million. At December 31, 2015 and 2014, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $108.4 million and $106.0 million, respectively. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $4.9 million and $8.8 million at December 31, 2015 and 2014, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $119.5 million and $139.3 million at December 31, 2015 and 2014, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.
The Company’s matching contributions to the contributory 401(k) plan were $14.0 million, $13.6 million and $13.9 million for 2015, 2014 and 2013, respectively.
Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$1,060.7	$1,034.0	$671.7	$615.4
Service cost	3.2	4.1	5.8	5.9
Interest cost	41.3	45.1	19.6	25.3
Actuarial (gain) loss	(91.9)	139.0	(51.8)	104.6
Currency translation	—	—	(34.7)	(48.4)
Benefits paid	(140.4)	(161.5)	(28.7)	(25.4)
Acquisitions	64.8	—	11.2	—
Curtailments, settlements and other	—	—	20.5	(5.7)
Benefit obligation at end of year	$937.7	$1,060.7	$613.6	$671.7

Change in plan assets:
Fair value of plan assets at beginning of year	$752.0	$829.5	$584.4	$533.5
Actual return on plan assets	(14.0)	73.8	(7.0)	101.4
Contributions	83.1	10.2	14.5	16.8
Currency translation	—	—	(26.9)	(37.7)
Benefits paid	(140.4)	(161.5)	(28.7)	(25.4)
Acquisitions	42.2	—	15.0	—
Settlements and other	—	—	9.0	(4.2)
Fair value of plan assets at end of year	$722.9	$752.0	$560.3	$584.4
Funded status at end of year	$(214.8)	$(308.7)	$(53.3)	$(87.3)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$35.9	$2.0
Accrued current benefit cost, included in other accrued liabilities	(9.6)	(9.8)	(3.3)	(3.6)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(205.2)	(298.9)	(85.9)	(85.7)
Total	$(214.8)	$(308.7)	$(53.3)	$(87.3)
Amounts recognized in AOCI:
Prior service credit	$1.2	$1.3	$(10.5)	$0.7
Net loss	(556.1)	(654.4)	(107.8)	(140.8)
AOCI, pretax	$(554.9)	$(653.1)	$(118.3)	$(140.1)
Accumulated benefit obligation	$937.7	$1,060.7	$604.6	$661.8

	U.S.		International
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.23%	4.00%	3.37%	3.03%
Long-term rate of compensation increase	2.50%	2.50%	3.58%	3.60%

The international amounts as of December 31, 2015 include a projected benefit obligation of $311.3 million and plan assets of $347.2 million for plans in which the benefit obligation is less than the fair value of plan assets.
Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International
	2015	2014	2013	2015	2014	2013
Service cost-benefits earned during the year	$3.2	$4.1	$5.0	$5.8	$5.9	$7.4
Interest cost on projected benefit obligation	41.3	45.1	39.7	19.6	25.3	23.9
Expected return on plan assets	(58.0)	(57.5)	(58.7)	(22.1)	(26.6)	(23.3)
Amortization of:
Prior service (credit) cost	(0.1)	—	0.3	—	(0.1)	0.3
Actuarial loss	26.2	24.2	29.7	3.4	3.2	3.2
Curtailment, settlement and termination benefit costs	52.1	65.4	—	0.4	(0.1)	1.5
Net pension cost	$64.7	$81.3	$16.0	$7.1	$7.6	$13.0

	U.S.			International
	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.50%	3.50%	3.03%	4.21%	4.11%
Long-term rate of return on plan assets	7.25%	7.25%	7.50%	3.86%	5.01%	4.81%
Long-term rate of compensation increase	2.50%	2.50%	2.50%	3.60%	4.21%	3.86%

The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015. The Company expects to make cash contributions of approximately $9.5 million and $14.6 million to its domestic and international defined benefit plans, respectively, in 2016.

Plan Assets
Current Allocation
The fair value of each major category of pension plan assets as of December 31, 2015 and 2014 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2015	(Level 1)	(Level 2)	(Level 3)		2015	2014	(Level 1)	(Level 2)	(Level 3)		2015	2014
Equity(1),(7)
U.S. large cap	$9.1	$129.1	$—	$138.2			$43.7	$2.8	$—	$46.5
U.S. small cap	16.7	—	—	16.7			—	—	—	—
International	20.3	85.7	—	106.0			26.3	31.6	—	57.9
Total equity	46.1	214.8	—	260.9	36%	37%	70.0	34.4	—	104.4	18%	17%
Fixed income(2),(7)
U.S. Treasury	101.8	12.5	—	114.3			—	0.4	—	0.4
Other government	22.5	34.0	—	56.5			—	123.5	—	123.5
Asset-backed securities	—	4.1	—	4.1			—	0.1	—	0.1
Corporate bonds	180.9	46.5	—	227.4			—	53.7	—	53.7
Short-term investments	2.5	4.7	—	7.2			—	—	—	—
Total fixed income	307.7	101.8	—	409.5	57	51	—	177.7	—	177.7	32	22
Insurance contracts(3)	—	16.0	—	16.0	2	2	—	233.7	—	233.7	42	43
Venture capital and partnerships(4)	—	—	26.3	26.3	4	5	—	16.7	—	16.7	3	2
Real estate(5)	0.9	—	—	0.9	—	4	—	—	0.6	0.6	—	—
Cash and cash equivalents(6)	1.2	7.6	—	8.8	1	1	3.5	42.2	—	45.7	8	12
Derivatives(8)	—	—	—	—	—	—	—	(34.9)	—	(34.9)	(6)	1
Commodity funds	—	—	—	—	—	—	—	—	—	—	—	—
Other	0.5	—	—	0.5	—	—	—	16.4	—	16.4	3	3
Total	$356.4	$340.2	$26.3	$722.9	100%	100%	$73.5	$486.2	$0.6	$560.3	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2014	(Level 1)	(Level 2)	(Level 3)		2014	2013	(Level 1)	(Level 2)	(Level 3)		2014	2013
Equity(1),(7)
U.S. large cap	$2.5	$142.6	$—	$145.1			$39.4	$3.3	$—	$42.7
U.S. small cap	21.6	—	—	21.6			—	—	—	—
International	18.8	94.6	—	113.4			28.5	29.1	—	57.6
Total equity	42.9	237.2	—	280.1	37%	38%	67.9	32.4	—	100.3	17%	20%
Fixed income(2),(7)
U.S. Treasury	83.4	6.5	—	89.9			—	0.4	—	0.4
Other government	36.5	26.1	—	62.6			—	77.4	—	77.4
Asset-backed securities	—	7.5	—	7.5			—	—	—	—
Corporate bonds	188.1	26.8	—	214.9			—	49.1	—	49.1
Short-term investments	1.5	5.9	—	7.4			—	—	—	—
Total fixed income	309.5	72.8	—	382.3	51	50	—	126.9	—	126.9	22	21
Insurance contracts(3)	—	16.0	—	16.0	2	2	—	251.5	—	251.5	43	44
Venture capital and partnerships(4)	—	0.1	35.3	35.4	5	6	—	12.6	0.1	12.7	2	3
Real estate(5)	—	—	31.1	31.1	4	3	—	—	1.8	1.8	—	1
Cash and cash equivalents(6)	—	7.1	—	7.1	1	1	4.9	67.3	—	72.2	12	11
Derivatives(8)	—	—	—	—	—	—	—	4.8	—	4.8	1	(3)
Commodity funds	—	—	—	—	—	—	—	—	—	—	—	1
Other	—	—	—	—	—	—	—	14.2	—	14.2	3	2
Total	$352.4	$333.2	$66.4	$752.0	100%	100%	$72.8	$509.7	$1.9	$584.4	100%	100%

(1)
Equity securities primarily comprise mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in common/collective trust funds include both actively managed and index funds.

(2)
Fixed-income investments primarily comprise direct holdings of fixed income securities and mutual funds and common/collective trust funds that invest in corporate and government bonds. Investments in fixed income securities are valued based on quoted market prices. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in fixed income securities include both actively managed funds and index funds.

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

(7)
In the U.S. pension plan assets, certain equity and fixed-income investments are held in separately managed investment accounts. The underlying investments in these separately managed accounts are primarily publicly traded securities that are directly owned by the U.S. pension plan, and such investments have been valued using the quoted price as of December 31, 2015 and 2014. Accordingly, these investments have been classified as Level 1 as of December 31, 2015 and 2014.

(8)
Derivatives primarily consist of interest rate and inflation swaps relating to the Company’s international plans. Included in other government fixed income investments is an amount of $38.9 million that relates to cash collateral posted with third parties for the derivatives that are in a liability position as of December 31, 2015.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2015 and 2014 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Total
Fair value as of December 31, 2013	$47.3	$30.1	$77.4
Realized gains	4.5	—	4.5
Unrealized (losses) gains	(3.2)	2.8	(0.4)
Purchases	1.4	—	1.4
Sales	(14.6)	—	(14.6)
Fair value as of December 31, 2014	$35.4	$32.9	$68.3
Realized gains	5.2	—	5.2
Unrealized losses	(3.7)	(1.2)	(4.9)
Sales	(10.6)	(31.1)	(41.7)
Fair value as of December 31, 2015	$26.3	$0.6	$26.9
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
The target asset allocations for the Company’s U.S. pension plan and primary international pension plans are as follows as of December 31, 2015:

Asset Category	Target
	U.S.	International
Equity	31%	12%
Fixed income	63	20
Insurance contracts	2	43
Cash and equivalents	—	19
Other investments(1)	4	6
Total	100%	100%
(1) Other investments include private equity funds and hedge funds.
Expected Long-term Rate of Return on Plan Assets
The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is based on the fair value of plan assets and is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness. The weighted-

average expected long-term rates of return are based on reviews of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans’ target asset allocations.

Based on the Company’s derisking approach for its primary U.S. pension plan and the increased allocation to fixed income investments, the Company reduced its estimated return on asset assumption for its primary U.S. pension plan from 7.25% in 2015 to 6.25% in 2016, which the Company estimates will result in a $6.8 million increase in pension expense in 2016.

Other Post-retirement Benefit Plans
Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.
The following provides a reconciliation of benefit obligations and funded status of the Company’s other post-retirement benefit plans as of December 31, (in millions, except percentages):

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$88.1	$111.8
Service cost	0.3	1.0
Interest cost	3.4	4.8
Actuarial gain	(18.3)	(17.7)
Benefits paid, net	(5.6)	(7.9)
Changes in plan benefits	—	(3.9)
Benefit obligation at end of year	$67.9	$88.1
Funded status and net liability recognized at end of year	$(67.9)	$(88.1)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(5.8)	$(6.8)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(62.1)	(81.3)
Total	$(67.9)	$(88.1)

Amounts recognized in AOCI:
Prior service credit	$19.6	$26.2
Net gain	34.0	16.9
AOCI, pretax	$53.6	$43.1

	2015	2014
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.00%
Long-term health care cost trend rate	4.50%	4.50%
There are no plan assets associated with the Company’s other post-retirement benefit plans.
Other post-retirement benefit costs include the following components for the years ended December 31, (in millions):

	2015	2014	2013
Service cost-benefits earned during the year	$0.3	$1.0	$1.3
Interest cost on projected benefit obligation	3.4	4.8	5.3
Amortization of:
Prior service benefit	(6.6)	(6.4)	(2.4)
Actuarial (gain) loss	(1.2)	—	0.8
Net post-retirement benefit (income) expense	$(4.1)	$(0.6)	$5.0

The following are the weighted-average assumptions used to determine net periodic benefit cost for the other post-retirement benefit plans for the years ended December 31,:

	2015	2014	2013
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.00%	4.50%	3.50%
Long-term health care cost trend rate	4.50%	4.50%	4.50%
Assumed health care cost trends have been used in the valuation of the benefit obligations for post-retirement benefits. The trend rate used to measure the benefit obligation is 8.7% for all retirees in 2016, declining to 4.5% in 2024 and thereafter.

The health care cost trend rate significantly affects the reported post-retirement benefit costs and obligations. A one-percentage-point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on post-retirement benefit obligations	$5.8	$(5.0)
Estimated Future Benefit Payments
Estimated future benefit payments under the Company’s defined benefit pension plans and other post-retirement benefit plans are as follows as of December 31, 2015 (in millions):

	2016	2017	2018	2019	2020	2021-2025
Pension benefits(1)	$85.5	$84.5	$84.9	$85.5	$87.6	$446.3
Other post-retirement benefits	$5.9	$5.8	$5.6	$5.4	$5.3	$24.4

(1)	Certain pension benefit payments will be funded by plan assets.

FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the years ended December 31, (in millions, except per share data):

	2015	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$259.3	$373.0	$416.3
Income from discontinued operations	90.7	4.8	58.3
Net income	$350.0	$377.8	$474.6
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.1
Net income for basic and diluted earnings per share	$350.1	$377.9	$474.7
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	267.9	274.2	286.1
Share-based payment awards classified as participating securities	1.4	1.9	2.5
Denominator for basic earnings per share	269.3	276.1	288.6
Dilutive securities(1)	2.2	2.8	3.2
Denominator for diluted earnings per share	271.5	278.9	291.8
Basic earnings per share:
Income from continuing operations	$0.96	$1.35	$1.44
Income from discontinued operations	0.34	0.02	0.20
Net income	$1.30	$1.37	$1.64
Diluted earnings per share:
Income from continuing operations	$0.96	$1.34	$1.43
Income from discontinued operations	0.33	0.02	0.20
Net income	$1.29	$1.35	$1.63

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for 2015, 2014 and 2013 exclude the effect of approximately 0.2 million, 0.2 million and 2.3 million common stock equivalents, respectively, because such securities were anti-dilutive.

Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock units, was $1.7 million, $2.5 million and $4.0 million for 2015, 2014 and 2013, respectively.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that includes stock options and time-based and performance-based restricted stock units, as follows:
Stock Options
The Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. For options granted prior to 2008, options become fully vested and are exercisable for one year following termination due to death, disability or retirement at age 65 or older. For options granted since the beginning of 2008, options fully vest and are exercisable for a period of time depending on the employee’s age and years of service in the case of retirement (as defined in the stock option agreement). Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option. The Company has not granted stock options since 2011.

Time-Based Restricted Stock Units
Awards of time-based restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest one to three years or vest ratably over three years from the date of grant. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service. The time-based restricted stock units have rights to dividend equivalents payable in cash. The Company expenses the cost of restricted stock units ratably over the vesting period, net of estimated forfeitures.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit awards represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. The performance-based restricted stock units generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified market and performance conditions (“Performance-Based RSUs”). With respect to Performance-Based RSUs granted prior to 2015, the number of shares in which the participant vests is based on the Company’s total shareholder return relative to its peer group over a three-year period (“Relative TSR Metric”). For Performance-Based RSUs granted in 2015, the number of shares in which the participant will vest is based on three criteria, including the Relative TSR Metric, a sales growth metric and an earnings growth metric.
Other performance-based restricted stock units entitle the recipient to shares of common stock if specified market and performance conditions are achieved and vest no earlier than one year from the date of grant and no later than seven years from the date of grant (“Stock-Price Based RSUs”).

The grant date fair value of the Performance-Based RSUs subject to the Relative TSR Metric and certain Stock-Price Based RSUs is estimated using Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. The fair values of these awards generally approximate the fair value of the Company’s common stock on the date of grant. For Performance-Based RSUs and Stock-Price Based RSUs whose vesting is dependent on a sales growth, earnings growth or other performance metric, the Company assesses the probability of achievement of such metrics each period and records expense for the awards based on the probable achievement of such metrics.
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

The following table depicts the number of shares authorized for issuance and available under the 2013 Plan (shares in millions):

2013 Plan
Authorized for issuance	62.5
Effects of:
Restricted stock units and Stock-Price Based RSUs (3½ times the number of awards)	0.6
Performance-Based RSUs (7 times the number of awards)	9.1
Shares available for issuance	52.8

As of December 31, 2015, the Company had 0.3 million and 0.9 million options outstanding under the 2010 and 2003 plans, respectively.
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2015	2014	2013
Stock options	$—	$0.7	$1.1
Restricted stock units	29.2	29.2	36.1
Stock-based compensation	$29.2	$29.9	$37.2
Stock-based compensation, net of income tax benefit of $12.9 million, $11.5 million and $13.3 million in 2015, 2014 and 2013, respectively	$16.3	$18.4	$23.9
The following table summarizes the changes in the number of shares of common stock under option for 2015 (shares and aggregate intrinsic value in millions):

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2.6	$19
Exercised	(1.4)	$18
Outstanding at December 31, 2015	1.2	$20	$28.1
Exercisable at December 31, 2015	1.2	$20	$28.1
The total intrinsic value of options exercised was $32.8 million in 2015. The weighted-average remaining contractual life for options outstanding and options exercisable was three years as of December 31, 2015.
The following table summarizes the changes in the number of outstanding restricted stock units for 2015 (shares in millions):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	3.7	$26
Granted	1.1	$41
Vested	(1.5)	$21
Forfeited	(0.4)	$30
Outstanding at December 31, 2015	2.9	$34
Expected to vest at December 31, 2015	2.8	$33

The weighted-average grant-date fair values of awards granted were $33 and $25 per share in 2014 and 2013, respectively. The fair values of awards that vested were $74.2 million, $41.0 million and $76.9 million in 2015, 2014 and 2013, respectively. In February 2016, the Company expects to repurchase 0.5 million shares to satisfy employee tax withholding obligations in connection with the vesting of restricted stock units and Performance-Based RSUs.

During 2015, 2014 and 2013, the Company awarded 0.7 million , 0.7 million and 0.9 million Performance-Based RSUs, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified performance or market conditions are achieved.  The Performance-Based RSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified performance, market and service conditions. As of December 31, 2015, 1.7 million Performance-Based PSUs were outstanding, and based on performance through December 31, 2015, recipients of Performance-Based RSUs would be entitled to 2.8 million shares at the vesting date. The Performance-Based RSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2015 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Restricted stock units	$44.8	2

FOOTNOTE 16
Income Taxes
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2015	2014	2013
Current:
Federal	$103.0	$24.5	$20.7
State	18.8	5.9	10.5
Foreign	19.4	19.2	30.2
Total current	141.2	49.6	61.4
Deferred	(7.2)	39.3	88.6
Total provision	$134.0	$88.9	$150.0
Total provision (benefit) — discontinued operations	$55.8	$(0.2)	$30.0
Total provision — continuing operations	$78.2	$89.1	$120.0
The non-U.S. component of income before income taxes was $186.2 million, $163.3 million and $156.3 million in 2015, 2014 and 2013, respectively.
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31,:

	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	3.0	2.1	1.7
Foreign tax credit	(17.5)	(5.5)	(3.8)
Foreign rate differential	(10.5)	(7.0)	(2.7)
Increases (decreases) in tax contingencies, net of impacts of resolutions	1.2	(0.6)	0.9
Valuation allowance reserve increase (decrease)	0.2	(2.7)	(3.5)
Venezuela deconsolidation	15.7	—	—
Other, net	(3.9)	(2.0)	(5.2)
Effective rate	23.2%	19.3%	22.4%

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2015	2014
Deferred tax assets:
Accruals not currently deductible for tax purposes	$171.7	$144.9
Post-retirement liabilities	28.6	39.5
Pension liabilities	113.5	135.3
Foreign net operating losses	248.3	271.9
Other	78.8	100.8
Total gross deferred tax assets	640.9	692.4
Less valuation allowance	(291.0)	(345.3)
Net deferred tax assets after valuation allowance	$349.9	$347.1
Deferred tax liabilities:
Accelerated depreciation	$(69.7)	$(58.3)
Amortizable intangibles	(463.6)	(352.0)
Other	(4.7)	(3.4)
Total gross deferred tax liabilities	$(538.0)	$(413.7)
Net deferred tax liabilities (1)	$(188.1)	$(66.6)

Noncurrent deferred income tax assets	$38.5	$39.1
Noncurrent deferred income tax liabilities	(226.6)	(105.7)
	$(188.1)	$(66.6)

(1)
In accordance with ASU 2013-11, $60.0 million and $31.3 million of deferred income tax assets have been offset against other noncurrent liabilities in the Consolidated Balance Sheet as of December 31, 2015 and 2014, respectively, and are not included in the net deferred tax liabilities in the table.

The Company’s foreign tax credit carryforwards of $30.5 million begin to expire in 2020. The Company has $921.7 million of U.S. and foreign net operating losses, of which $746.6 million do not expire and $175.1 million expire between 2016 and 2032.
As of December 31, 2015, the Company has a valuation allowance recorded against foreign net operating losses and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.  A valuation allowance of $291.0 million and $345.3 million was recorded against certain deferred tax asset balances as of December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015, the Company recorded a net valuation allowance decrease of $54.3 million which is comprised of a valuation allowance reduction of $12.8 million for which the Company concluded the deferred tax assets were realizable; currency translation in foreign jurisdictions due to the strengthening of the U.S. dollar against the Euro and other currencies; and, the utilization of prior year net operating losses in the current year in certain jurisdictions that the Company previously determined were not more likely than not to be realized.
The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, the ability to carryback net operating losses and available tax planning strategies.  Although realization is not assured, based on this existing evidence, the Company believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets, net of the valuation allowances mentioned above. As of December 31, 2015, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets in certain operations in Europe and the U.S. are realizable.  The decrease in valuation allowance was partially offset by the increase in valuation allowance related to certain operations in Asia Pacific resulting in realization of $12.8 million of additional net deferred tax assets.
As of December 31, 2015, the estimated amount of total unremitted non-U.S. subsidiary earnings is $657.8 million. Such earnings and profits are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon on this amount or any additional excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries. Earnings is the most significant component of the basis difference which is indefinitely reinvested.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
As of December 31, 2015 and 2014, the Company had unrecognized tax benefits of $162.9 million and $101.4 million, respectively. The Company recorded unrecognized tax benefits as a result of acquisitions of $61.9 million in 2015. If recognized, $155.4 million and $94.5 million as of December 31, 2015 and 2014, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and 2014, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $6.3 million and $5.4 million, respectively. During 2015, the Company recognized an income tax benefit on interest and penalties of $0.1 million due to the resolution of certain tax contingencies partially offset by the accrual of current year interest on existing positions. During 2014, the Company recognized an income tax benefit on interest and penalties of $4.8 million due to the resolution of certain tax contingencies.
The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2015	2014
Unrecognized tax benefits balance at January 1,	$101.4	$103.8
Increases in tax positions for prior years	63.1	3.5
Decreases in tax positions for prior years	(19.4)	(11.1)
Increases in tax positions for current year	21.5	10.1
Settlements with taxing authorities	(2.6)	(1.8)
Lapse of statute of limitations	(1.1)	(3.1)
Unrecognized tax benefits balance at December 31,	$162.9	$101.4

It is reasonably possible that there would be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of various worldwide taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011, 2012 and 2013, as well as certain state and non-U.S. income tax returns for various years, are under routine examination.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011. The Company’s Canadian tax returns are subject to examination for years after 2009. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2011.

FOOTNOTE 17
Other Expense, Net
Other expense, net consists of the following for the years ended December 31, (in millions):

	2015	2014	2013
Investment activities, including equity in earnings	$(6.6)	$—	$(2.7)
Foreign currency transaction loss	17.9	48.9	21.0
Other, net	—	0.1	0.2
	$11.3	$49.0	$18.5

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

Fair value as of December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Investment securities, including mutual funds(1)	$6.9	$4.5	$2.4	$—
Interest rate swaps	2.2	—	2.2	—
Forward-starting interest rate swaps	0.1	—	0.1	—
Cross-currency swaps	0.6	—	0.6	—
Foreign currency derivatives	6.6	—	6.6	—
Total	$16.4	$4.5	$11.9	$—
Liabilities
Interest rate swaps	$5.3	$—	$5.3	$—
Forward-starting interest rate swaps	3.2	—	3.2	—
Cross-currency swaps	3.3	—	3.3	—
Foreign currency derivatives	1.7	—	1.7	—
Total	$13.5	$—	$13.5	$—
Fair value as of December 31, 2014
Assets
Investment securities, including mutual funds(1)	$21.5	$4.6	$16.9	$—
Foreign currency derivatives	7.7	—	7.7	—
Total	$29.2	$4.6	$24.6	$—
Liabilities
Interest rate swaps	$11.8	$—	$11.8	$—
Foreign currency derivatives	0.4	—	0.4	—
Total	$12.2	$—	$12.2	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($2.0 million and $8.4 million as of December 31, 2015 and 2014, respectively) and other assets ($4.9 million and $13.1 million as of December 31, 2015 and 2014, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

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
The Company’s annual and interim impairment tests of goodwill and indefinite-lived intangible assets did not result in the Company recording any material impairment charges during 2015, 2014 and 2013. In making the assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.
During 2015, 2014 and 2013 impairments associated with plans to dispose of certain property, plant and equipment were not material, other than those associated with the divestiture of the Teach business in 2013. During 2013, the Company recorded non-cash pretax charges of $22.7 million associated with impairments of goodwill, intangibles and other long-lived assets of the Teach business. The impairments were estimated based on the proceeds expected to be realized upon disposition of the assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets. Key inputs into the projected cash flows include management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
The Company completed the acquisitions of Elmer’s during 2015 and Ignite and Baby Jogger during 2014. The Company also acquired the assets of bubba during 2014. The Company allocates purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Determining the fair values of assets acquired and liabilities assumed, particularly acquired intangible assets, requires the Company to make estimates and assumptions, including estimates regarding the future expected cash flows from customer relationships, trade names and trademarks and acquired patents and developed technology; royalty rates; the period of time the Company expects to use the acquired intangible asset; and discount rates. In marking these estimates, the Company considers demand, competition and other economic factors. The Company allocated $249.0 million and $318.1 million of value to intangible assets acquired in 2015 and 2014, respectively.  The Company’s estimates and projections are inherently uncertain, and the estimated values of assets acquired and liabilities assumed are dependent on such estimates.  Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy.  Acquired assets and liabilities are measured at fair value on a nonrecurring basis, generally in connection with acquisitions and as circumstances require for impairment testing.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short- and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Footnote 11. The fair values of certain of the Company’s short- and long-term debt are based on quoted market prices and are as follows as of December 31, (in millions):

	2015		2014
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$2,660.7	$2,692.6	$2,154.4	$2,089.5
The carrying amounts of all other significant debt approximate fair value.

FOOTNOTE 19
Industry Segment Information
On October 22, 2015, the Company acquired Elmer’s, whose brands include Elmer’s®, Krazy Glue®, and X-Acto®. Elmer’s is a provider of activity-based adhesive and cutting products and is included in the Writing segment. The segment information includes the results of operations of Elmer’s since the acquisition date. Refer to Footnote 2 for additional information about the acquisition.
On September 4, 2014, the Company acquired 100% of Ignite. Ignite is a designer and marketer of durable beverage containers sold under the Contigo® and Avex® brands and is included in the Home Solutions segment. On October 22, 2014, the Company acquired the assets of bubba, a designer and marketer of durable beverage containers, which is included in the Home Solutions segment. On December 15, 2014, the Company acquired Baby Jogger, a designer and marketer of premium infant and juvenile products focused on activity strollers and related accessories, which is included in the Baby & Parenting segment. The segment information includes the results of operations of all three acquired companies since the acquisition date. Refer to Footnote 2 for additional information about the acquisitions.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer's®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2015	2014	2013
Net Sales(1)
Writing	$1,763.5	$1,708.9	$1,653.6
Home Solutions	1,704.2	1,575.4	1,560.3
Tools	790.0	852.2	817.9
Commercial Products	809.7	837.1	785.9
Baby & Parenting	848.3	753.4	789.3
	$5,915.7	$5,727.0	$5,607.0
Operating Income(2)
Writing	$430.8	$416.6	$382.2
Home Solutions	238.4	196.0	213.1
Tools	85.1	94.6	68.3
Commercial Products	100.8	101.3	82.5
Baby & Parenting	55.2	40.6	91.2
Restructuring costs	(77.2)	(52.8)	(110.3)
Corporate	(231.7)	(191.6)	(111.9)
	$601.4	$604.7	$615.1

	2015	2014	2013
Depreciation & Amortization(2)
Writing	$23.9	$25.9	$30.5
Home Solutions	45.4	29.7	25.5
Tools	16.6	15.3	15.6
Commercial Products	16.9	21.4	24.0
Baby & Parenting	15.0	11.1	9.8
Corporate(2)	52.3	50.4	49.8
	$170.1	$153.8	$155.2

	2015	2014	2013
Capital Expenditures(3)
Writing	$39.5	$34.3	$25.5
Home Solutions	47.6	31.1	31.5
Tools	19.2	18.4	29.3
Commercial Products	31.1	27.6	16.7
Baby & Parenting	14.1	8.7	6.9
Corporate(3)	58.7	40.1	26.9
	$210.2	$160.2	$136.8

	2015	2014
Identifiable Assets
Writing	$1,286.5	$981.9
Home Solutions	776.7	806.4
Tools	578.8	605.0
Commercial Products	351.7	375.1
Baby & Parenting	485.1	481.0
Corporate(4)	3,799.2	3,314.9
	$7,278.0	$6,564.3

Geographic Area Information
(in millions)	2015	2014	2013
Net Sales(1) (5)
United States	$4,291.8	$3,945.1	$3,783.3
Canada	249.8	284.3	310.9
Total North America	4,541.6	4,229.4	4,094.2
Europe, Middle East and Africa	591.1	683.5	698.2
Latin America	408.5	409.9	392.6
Asia Pacific	374.5	404.2	422.0
Total International	1,374.1	1,497.6	1,512.8
	$5,915.7	$5,727.0	$5,607.0
Operating Income (Loss)(2) (6)
United States	$440.1	$405.2	$474.6
Canada	53.4	62.7	74.9
Total North America	493.5	467.9	549.5
Europe, Middle East and Africa	57.1	82.0	(15.7)
Latin America	43.4	39.1	29.7
Asia Pacific	7.4	15.7	51.6
Total International	107.9	136.8	65.6
	$601.4	$604.7	$615.1

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.9%, 10.6% and 11.2% of consolidated net sales in 2015, 2014 and 2013, respectively, substantially across all segments.

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

Depreciation and amortization excludes $1.5 million, $2.3 million and $3.8 million included in discontinued operations for 2015, 2014 and 2013, respectively.

(3)
Corporate capital expenditures includes capital expenditures related to the SAP and other software implementations and corporate property, plant and equipment. Capital expenditures exclude $1.2 million, $1.7 million and $1.4 million associated with discontinued operations in 2015, 2014 and 2013, respectively.

(4)	Corporate assets primarily include goodwill, capitalized software, cash, deferred tax assets and assets held for sale.

(5)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

(6)	The following table summarizes the restructuring costs by region on a continuing basis included in operating income (loss) above (in millions):

	2015	2014	2013
Restructuring Costs
United States	$(40.9)	$(28.9)	$(30.9)
Canada	(5.3)	(1.4)	(0.4)
Total North America	(46.2)	(30.3)	(31.3)
Europe, Middle East and Africa	(20.3)	(13.7)	(69.9)
Latin America	(4.1)	(2.8)	(5.2)
Asia Pacific	(6.6)	(6.0)	(3.9)
Total International	(31.0)	(22.5)	(79.0)
	$(77.2)	$(52.8)	$(110.3)

The following table summarizes the net sales by product grouping for the years ended December 31, (in millions):

	2015	2014	2013
Writing:
Writing instruments	$1,501.3	$1,451.3	$1,412.0
Adhesive and cutting products	36.3	—	—
Technology solutions	225.9	257.6	241.6
	1,763.5	1,708.9	1,653.6
Home Solutions:
Home and food storage products	1,033.0	867.5	849.9
Décor	300.8	315.3	320.4
Other	370.4	392.6	390.0
	1,704.2	1,575.4	1,560.3
Tools	790.0	852.2	817.9
Commercial Products	809.7	837.1	785.9
Baby & Parenting	848.3	753.4	789.3
	$5,915.7	$5,727.0	$5,607.0

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $41.2 million and $33.6 million as of December 31, 2015 and 2014, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. The Company recorded $15.0 million of costs during 2014 for the cost of the recalls. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats.

In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid in the second quarter of 2015. With respect to the $7.0 million required to be spent over five years, the Company has spent approximately $0.9 million to date. The Company recorded the $10.0 million of costs associated with the consent order in the first quarter of 2015.
Legal Matters
A putative class action lawsuit (Vincent A. Hirsch v. James E. Lillie, Martin E. Franklin, Ian G.H. Ashken, Michael S. Gross, Robert L. Wood, Irwin D. Simon, William P. Lauder, Ros L’esperance, Peter A. Hochfelder, Newell Rubbermaid Inc., NCPF Acquisition Corp. I and NCPF Acquisition Corp. II, Case No. 9:16-CV-80258 (United States District Court for the Southern District of Florida)) was filed on February 24, 2016, purportedly on behalf of Jarden Corporation shareholders against the individually named director defendants, who are directors of Jarden Corporation. Newell Rubbermaid Inc. and its subsidiaries, NCPF Acquisition Corp. I and NCPF Acquisition Corp. II, are also named as defendants. The Complaint alleges claims under § 14(a) of the Securities Exchange Act of 1934; SEC Rule 14a-9 against all defendants; and Section 20(a) of the Securities Exchange Act against the individual director defendants. Plaintiff alleges that the joint proxy/prospectus of Newell Rubbermaid and Jarden concerning the proposed merger contemplated by the Merger Agreement omitted certain information. Plaintiff seeks to enjoin the proposed merger, rescission in the event the merger is consummated, and the award of attorneys’ fees and costs. The Company denies the allegations and intends to vigorously defend the action.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2015 ranged between $22.9 million and $28.8 million. As of December 31, 2015, the Company had a reserve of $23.5 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.8 million by applying a 5% discount rate to undiscounted obligations of $24.2 million.
U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period concluded August 2014, and the U.S. EPA is expected to issue its final Record of Decision in 2016. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with the U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The estimated cost estimates for these alternatives range from approximately $28 million to $2.7 billion, including related operation maintenance and monitoring costs. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
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

As of December 31, 2015, the Company had $32.9 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)
Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference. Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Elmer’s Products, Inc. (“Elmer’s”), which is included in the Company’s consolidated financial statements as of December 31, 2015 and for the period from the acquisition date through December 31, 2015. The assets, excluding goodwill, of Elmer’s constituted approximately 5.0% of the Company’s total assets as of December 31, 2015, and Elmer’s net sales represented approximately 0.6% of the Company’s net sales for the year ended December 31, 2015.

(c)
Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements — December 31, 2015, 2014 and 2013
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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
(b) EXHIBIT INDEX

ITEM 2 - PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

Exhibit     Description of Exhibit
Number

2.1
Agreement and Plan of Merger, dated as of December 13, 2015, by and among Newell Rubbermaid Inc., Jarden Corporation, NCPF Acquisition Corp. I and NCPF Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 2015).

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

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 11, 2016).

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

4.7
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008, File No. 001-09608).

4.8
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2010, File No. 001-09608).

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

4.13
Form of 2.150% Note due 2018 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2015).

4.14
Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015).

4.15
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2011).

4.16
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

4.17
Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

4.18
Third Amendment dated as of June 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

4.19
Fourth Amendment dated as of December 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2015).

4.20
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

4.21
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

4.22
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019 (incorporated by reference to Exhibit 4.18 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

4.23
Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers thereto, the guarantors party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2016).

4.24
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

4.25
Amendment No. 1 dated March 27, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015).

4.26
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

4.27
Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors parties thereto, the lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2016).

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

10.2*
Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.3*
Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.4*
Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.5*
First Amendment to the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.6*
Newell Rubbermaid Inc. Severance Plan -- Summary Plan Description for Executives in Bands 10 and above, effective July 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.7*
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09608).

10.8*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.9*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.10*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013).

10.11*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09608).

10.12*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.13*	Form of Michael B. Polk Restricted Stock Unit Award Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.14*
Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to William A. Burke III and John K. Stipancich on November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2012).

10.15*
Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to Mark S. Tarchetti on January 2, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.16*
Form of Agreement for Restricted Stock Unit Award Granted to Paula S. Larson on December 16, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

10.17*
2014 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2015).

10.18*
2015 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2015).

10.19*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.20*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.21*
Long Term Incentive Performance Pay Terms and Conditions under the Company’s 2013 Incentive Plan as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 10, 2015).

10.22*
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608).

10.23*
Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608).

10.24*
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

10.26*
Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.27*
Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Employees as updated February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 10, 2015).

10.28*
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for use for awards beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.29*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.30*	Employment Security Agreement with John K. Stipancich dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2015).

10.31*
Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.32*
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

10.35*	Retirement Agreement and General Release between the Company and William A. Burke, III dated October 7, 2015.

10.36
Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.3.

10.37	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.4.

10.38	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association is included in Exhibit 4.5.

10.39
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee is included in Exhibit 4.7.

10.40
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.8.

10.41
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.9.

10.42
Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.10.

10.43	Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.11.

10.44	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.12.

10.45	Form of 2.150% Note due 2018 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.13.

10.46	Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.14.

10.47
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.15.

10.48
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.16.

10.49
Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.17.

10.50
Third Amendment dated as of June 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.18.

10.51
Fourth Amendment dated as of December 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.19.

10.52	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017, is included in Exhibit 4.20.

10.53	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018, is included in Exhibit 4.21.

10.54	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019, is included in Exhibit 4.22.

10.55
Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers thereto, the guarantors party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, is included in Exhibit 4.23.

10.56
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association as the Structuring Agent and PNC Capital Markets LLC as the Administrative Agent, is included in Exhibit 4.24.

10.57
Amendment No. 1 dated March 27, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association as the Administrative Agent, is included in Exhibit 4.25.

10.58
Amendment No.2 dated as of August 7, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent, is included in Exhibit 4.26.

10.59
Commitment Letter, dated December 13, 2015, by and among Newell Rubbermaid Inc., Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2015).

10.60
Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors parties thereto, the lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, is included in Exhibit 4.27.

10.61
Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 1 to its Registration Statement on Form S-4 filed February 17, 2016).

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
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ John K. Stipancich
John K. Stipancich
Title	Executive Vice President — Chief Financial Officer
Date	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	President, Chief Executive Officer and Director
Michael B. Polk

/s/ John K. Stipancich	Executive Vice President — Chief Financial Officer
John K. Stipancich

/s/ Scott H. Garber	Vice President — Corporate Controller and Chief Accounting Officer
Scott H. Garber

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Christopher D. O’Leary	Director
Christopher D. O’Leary

/s/ Jose Ignacio Perez-Lizaur	Director
Jose Ignacio Perez-Lizaur

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision(1)	Charges to Other Accounts	Write-offs(2)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year Ended December 31, 2015	$25.3	$41.4	$0.2	$(44.9)	$22.0
Year Ended December 31, 2014	38.0	49.2	(1.6)	(60.3)	25.3
Year Ended December 31, 2013	39.8	69.8	0.2	(71.8)	38.0

(1)	The provision amounts include accounts receivable reserve charges included in discontinued operations of $0.6 and $3.1 for the years ended December 31, 2014 and 2013, respectively.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision(1)	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year Ended December 31, 2015	$32.6	$23.3	$0.5	$(23.5)	$32.9
Year Ended December 31, 2014	37.8	24.1	(1.6)	(27.7)	32.6
Year Ended December 31, 2013	56.9	23.5	(0.3)	(42.3)	37.8

(1)	The net provision amounts include inventory reserve (benefits) charges included in discontinued operations of $(0.1) and $3.9 for the years ended December 31, 2014 and 2013, respectively.