Form 10-K/A
period 2015-12-31
NEWELL RUBBERMAID INC
filed 2016-03-07
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015	COMMISSION FILE NUMBER 1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three Glenlake Parkway Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 418-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value per share	New York Stock Exchange

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

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

*    *    *

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Newell Rubbermaid Inc. (“Newell Rubbermaid,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original 10-K Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith and the Non-GAAP Reconciliation related to our Compensation Discussion and Analysis. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of the Original 10-K Filing. The names of our directors, their ages as of February 16, 2016 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name and Background	Director Since

Thomas E. Clarke, age 64, has been President, Nike Innovation of Nike, Inc. (a designer, developer and marketer of footwear, apparel, equipment and accessory products) since 2013. Dr. Clarke joined Nike, Inc. in 1980. He was appointed divisional Vice President in charge of marketing in 1987, corporate Vice President in 1989, General Manager in 1990, and he served as President and Chief Operating Officer from 1994 to 2000 and as President of New Business Ventures from 2001 to 2013. Dr. Clarke previously held various positions with Nike, Inc., primarily in research, design, development and marketing. Dr. Clarke also serves on the board of directors of Starwood, Inc. (a hotels and resorts company). Dr. Clarke has expertise in global brand management, marketing and product development as well as substantial experience in organizational development and knowledge of supply chain operations. Dr. Clarke also played an integral role in the globalization of Nike. He also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Company’s Board of Directors (the “Board”).	2003

Kevin C. Conroy, age 55, has been Chief Strategy and Data Officer, and President, Digital and Enterprise Development, Univision Communications, Inc. (the premier media company serving Hispanic America) since January 2009. From 2001 to 2009, he served in a variety of senior programming, product and marketing roles at AOL LLC (a global web services company), most recently as AOL’s Executive Vice President of Global Products and Marketing. From 1995 to 2001, Mr. Conroy served in a number of roles with Bertelsmann AG (a transnational media corporation), including as Chief Marketing Officer & President, New Technology, BMG Entertainment. Mr. Conroy has significant global experience in advertising and media with particular expertise in the Internet and online and mobile media businesses. Mr. Conroy is also a director of Sotheby’s (a global auctioneer of authenticated fine art, decorative art and jewelry). He has led large global efforts to build consumer websites and software applications and has managed a number of popular Internet brands, and has been at the center of the evolution of digital media from the introduction of the enhanced CD to HDTV to the mass adoption of the web and mobile platforms.	2011

Scott S. Cowen, age 69, has been President Emeritus and Distinguished University Chair of Tulane University since July 2014. Prior thereto, he was President of Tulane University and Seymour S Goodman Memorial Professor of Business in Tulane’s A.B. Freeman School of Business as well as Professor of Economics in the School of Liberal Arts since 1998. From 1984 to 1998, Dr. Cowen served as Dean and Albert J. Weatherhead III Professor of Management, Weatherhead School of Management, Case Western Reserve University. Prior to his departure in 1998, Dr. Cowen had been associated with Case Western Reserve University in various capacities since 1976. Dr. Cowen is also a director of Barnes and Noble Inc. (a book retailer), Forest City Enterprises, Inc. (a real estate developer) and NACCO Industries Inc. (a coal mining, small appliance and specialty retail manufacturer and marketer) as well as a Senior Advisor to the Boston Consulting Group (a diverse and global consulting firm). Dr. Cowen is a former member of the board of directors of Jo-Ann Stores, Inc. (an operator of retail fabric shops) and American Greetings Corp. (a manufacturer of greeting cards and related merchandise). Dr. Cowen has been a director since the Company completed its merger with Rubbermaid. He has extensive academic and professional expertise in the areas of strategic financial management systems, corporate governance and leadership, including as a consultant with public companies in these areas and significant experience in crisis management (including in connection with recovery from Hurricane Katrina). Dr. Cowen also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	1999

Michael T. Cowhig, age 69, has been Chairman of the Board since February 2010. He retired in December 2006 as President, Global Technical and Manufacturing of The Procter & Gamble Company—Gillette Global Business Unit (“P&G”), a post he held beginning October 2005. Prior to his position with P&G, he held the position of President, Global Technical and Manufacturing of The Gillette Company from January 2004 to October 2005. Mr. Cowhig joined Gillette in 1968, and thereafter served in a variety of roles, including Senior Vice President, Global Manufacturing and Technical Operations—Stationery Products from 1996 to 1997, Senior Vice President, Manufacturing and Technical Operations—Grooming from 1997 to 2000, Senior Vice President, Global Supply Chain and Business Development from 2000 to 2002, and Senior Vice President, Global Manufacturing and Technical Operations from 2002 to 2004. Mr. Cowhig has considerable operational expertise and global leadership experience, and he has demonstrated success in meeting the demands of product innovation by leveraging manufacturing technology with an intense focus on delivering cost reductions. He also has a strong track record for operational success, proven leadership abilities and knowledge of supply chain operations. Mr. Cowhig has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board. Mr. Cowhig is a former member of the board of directors of CCL Industries (a global specialty packaging company).	2005

Domenico De Sole, age 72, has been the Chairman of Tom Ford International since 2005. Prior thereto he was President and Chief Executive Officer of Gucci Group NV, and Chairman of the Group’s Management Board, a post he held from 1995 to 2004. From 1984 to 1994, Mr. De Sole served as Chief Executive Officer of Gucci America. Prior thereto, Mr. De Sole was a partner with Patton Boggs & Blow (a law firm) from 1970 to 1984. Mr. De Sole also serves on the board of directors of GAP, Inc. (a clothing retailer), Ermenegildo Zegna (a manufacturer and marketer of men’s luxury clothing), Sotheby’s (a global auctioneer of authenticated fine art, decorative art and jewelry) and is a Member of the Advisory Board of Harvard Law School. Mr. De Sole is a former member of the boards of directors of Bausch & Lomb Incorporated (a manufacturer and marketer of eye care products), Delta Air Lines, Inc., Labelux SA (a manufacturer and marketer of luxury apparel), P&G and Telecom Italia S.p.A. Mr. De Sole has extensive global business experience as well as significant expertise in building and developing luxury brands and strengthening global marketing and operations, all of which are relevant to the Company as it invests in growing its premium brands worldwide.	2007

Cynthia A. Montgomery, age 63, is the Timken Professor of Business Administration at the Harvard University Graduate School of Business, where she has served on the faculty since 1989. Prior thereto, Dr. Montgomery was a Professor at the Kellogg School of Management at Northwestern University from 1985 to 1989. Dr. Montgomery also serves on the board of directors of several BlackRock Mutual Funds. Dr. Montgomery has conducted extensive research in the areas of strategy and corporate governance, including in particular issues relating to boards of directors, the creation of value across multiple lines of business, and the role leaders play in developing and implementing strategy. She also has substantial institutional knowledge regarding the Company, including its operations and industries, due to her longstanding service to the Board.	1995

Christopher D. O’Leary, age 56, has been Executive Vice President and Chief Operating Officer, International of General Mills, Inc. (an international manufacturer and marketer of branded consumer foods) since 2006. Mr. O’Leary joined General Mills in 1997 as Vice President, Corporate Growth. He was elected a Senior Vice President in 1999 and President of the Meals division in 2001. Prior to joining General Mills, he spent 17 years at PepsiCo, Inc., last serving as President and Chief Executive Officer of the Hostess Frito-Lay business in Canada. Mr. O’Leary also serves as a director of Telephone & Data Systems, Inc. (a provider of telecommunications services). Mr. O’Leary has broad experience in global brand building and general management with significant knowledge and experience in retail and marketing, as well as significant, high-level experience in managing retail businesses.	2014

Jose Ignacio Perez-Lizaur, age 64, retired in 2010 as the Executive Vice President, Operations, of the Sam’s Club division of Walmart Stores, Inc., a post he held since 2009. From 1987 to 2009, Mr. Perez-Lizaur served in various management roles within Walmart’s Latin American operations, most recently as the President and CEO of Walmart Central America from 2006 to 2008. Prior to his tenure at Walmart, Mr. Perez-Lizaur held several positions in the Mexican government. Mr. Perez-Lizaur also serves on the board of directors of Grupo Bimbo, S.A.B. de C.V. (Mexico’s largest commercial bakery operation). Mr. Perez-Lizaur has distinguished international management experience, with a focus on Latin American retail markets, and possesses a deep knowledge of both the challenges and opportunities of pursuing business growth across the region.	2012

Michael B. Polk, age 55, has been President and Chief Executive Officer of the Company since July 2011. Prior to his current position, he had been President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. Mr. Polk joined Unilever in 2003 as Chief Operating Officer Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, Mr. Polk served as President, Unilever Americas. Prior to joining Unilever, Mr. Polk spent sixteen years at Kraft Foods Inc. and three years at P&G. At Kraft Foods, Mr. Polk was President, Kraft Foods Asia Pacific, President, Biscuits and Snacks Sector, and was a member of the Kraft Foods Management Committee. Mr. Polk brings outstanding global marketing, consumer innovation, customer development and operations leadership to the Board. He has been successful in leading multi-billion dollar brands, in managing diverse product categories and navigating complex geographies. Mr. Polk serves on the board of directors of Colgate-Palmolive Company (a manufacturer and marketer of consumer products) and is a former member of the board of directors of The Yankee Candle Company, Inc. (a manufacturer and retailer of home fragrance products).	2009

Steven J. Strobel, age 58, has been the Senior Vice President and Chief Financial Officer of Hill-Rom Holdings, Inc. (“Hill-Rom”) (a manufacturer and marketer of medical equipment and medical technology systems) since December 2014. Prior to his position with Hill-Rom, Mr. Strobel was the Executive Vice President and Chief Financial Officer and a Director of BlueStar Energy Solutions (a retail electricity supplier) from August 2009 to March 2012, when it was acquired by American Electric Power. Mr. Strobel served as Senior Vice President—Treasurer of Motorola, Inc. (a wireless and broadband communications company) from June 2007 to March 2008. He served as Motorola’s Senior Vice President—Corporate Controller from 2003 to June 2007. From 2000 to 2003, Mr. Strobel was Vice President—Finance and Treasurer for Owens Corning (a manufacturer and marketer of building material and composites systems). From 1996 to 1999, Mr. Strobel served as Owens Corning’s Vice President—Corporate Controller. From 1986 to 1996, Mr. Strobel served in a number of roles with Kraft Foods, a former division of Philip Morris Companies, Inc. (a manufacturer and marketer of consumer products). While at Kraft, he held various financial positions, including Vice President, Finance, Kraft Grocery Products Division; Vice President and Controller, Kraft USA Operations; and Chief Financial Officer, Kraft Foods Canada. Mr. Strobel has substantial experience in financial matters and leadership in both consumer and industrial markets. Mr. Strobel also has considerable experience with global, multi-divisional business models and a deep understanding of building brands and driving innovation at well-respected companies. He also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2006

Michael A. Todman, age 58, retired in December 2015 as the Vice Chairman and a member of the Board of Directors of Whirlpool Corporation (“Whirlpool”) (a manufacturer and marketer of major home appliances), a post he had held since November 2014, and as a member of the board of directors of Whirlpool. Prior thereto, he was President, Whirlpool International beginning in December 2009 and had been a member of the board of directors of Whirlpool since January 1, 2006. Prior thereto, he served as President, Whirlpool North	2007

America from June 2007 to December 2009. He served as President, Whirlpool International from January 2006 to June 2007 and served as Executive Vice President and President of Whirlpool Europe from October 2001 to January 2006. From March 2001 to October 2001, he served as Executive Vice President, North America of Whirlpool. From 1993 to 1999, Mr. Todman served in a number of roles at Whirlpool, including Senior Vice President, Sales and Marketing, North America; Vice President, Sears Sales and Marketing; Vice President, Product Management; Controller of North America; Vice President, Consumer Services, Whirlpool Europe; General Manager, Northern Europe; and Director, Finance, United Kingdom. Prior to joining Whirlpool, Mr. Todman held a variety of leadership positions at Wang Laboratories, Inc. (a developer and manufacturer of computer products) and Price Waterhouse and Co. He also serves on the board of directors of Brown-Forman Corporation (a manufacturer and marketer of alcoholic beverages), on the Board of Trustees of Georgetown University, the Board of Regents of Loyola University of Chicago and is a former director of Whirlpool. Mr. Todman has distinguished international management experience as well as extensive sales and marketing leadership experience in his career with Whirlpool. He also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.

Raymond G. Viault, age 71, retired in January 2006 as Vice Chairman of General Mills, Inc., a post he had held since 1996. From 1990 to 1996, Mr. Viault was President of Kraft Jacobs Suchard in Zurich, Switzerland. Mr. Viault was with Kraft General Foods for a total of 20 years, serving in a variety of major marketing and general management positions. Mr. Viault is also a director of VF Corp. (an apparel company). Mr. Viault is a former member of the board of directors of Cadbury plc (a manufacturer and marketer of foods and beverages) and Safeway Inc. (a food and drug retailer). Mr. Viault has broad experience in global brand building and general management and has substantial expertise in international matters and integration of acquired businesses and has made contributions as a board member of other organizations. He also has substantial institutional knowledge regarding the Company, including its operations and industries, due to his longstanding service to the Board.	2002

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Exchange Act and written representations from the officers and directors that no other reports were required, the Company believes that all of such reports were filed on a timely basis except that due to administrative oversight, Ms. Cynthia Montgomery filed a late Form 4 with respect to the vesting of a restricted stock unit award.

CORPORATE GOVERNANCE

Director Nomination Process

The Nominating/Governance Committee of the Board is responsible for identifying and recommending to the Board candidates for directorships. The Nominating/Governance Committee considers candidates for Board membership who are recommended by members of the Nominating/Governance Committee, other Board members, members of management and individual stockholders. Once the Nominating/Governance Committee has identified prospective nominees for director, the Board is responsible for selecting such candidates. The Board considers candidates for director who are free of conflicts of interest or relationships that may interfere with the performance of their duties.

As set forth in the Corporate Governance Guidelines, the Board seeks to identify as candidates for director a diverse group of persons from various backgrounds and with a variety of life experiences, a reputation for integrity and good business judgment and experience in highly responsible positions in professions or industries relevant to the conduct of the Company’s business. In selecting director candidates, the Board takes into account the current composition and diversity of the Board (including diversity with respect to race, gender and ethnicity) and the extent to which a candidate’s particular expertise and experience will complement the expertise and experience of other directors. The current directors include ten former CEOs or senior executives of large public companies, at least eight of whom have extensive international experience, one African-American, one woman, two who were born and raised outside the United States and two academics. The Board assesses the effectiveness of this policy by conducting the annual review of its own performance discussed below, which evaluates, among other things, whether the Board and Nominating/Governance Committee are functioning effectively and in compliance with this policy. The Nominating/Governance Committee is responsible for organizing and overseeing the review process and for soliciting the input of all of the directors. From time to time, the Nominating/Governance Committee has engaged the services of global executive search firms to assist the Nominating/Governance Committee and the Board in identifying and evaluating potential director candidates.

Our By-Laws contain certain provisions that address the process (including required information and deadlines) by which a stockholder may nominate an individual to stand for election to the Board at the annual meeting of stockholders. In addition, the Company recently amended its By-Laws to include a proxy access provision. Under the amended By-Laws, a stockholder, or a group of up to 20 stockholders, owning 3% or more of the Company’s outstanding common stock continuously for at least three years, may nominate and include in the Company’s proxy materials director nominees constituting up to 20% of the Board, provided that such stockholder(s) and nominee(s) satisfy the disclosure and other requirements set forth in the amended By-Laws. In order to use this proxy access provision, stockholders are required to hold shares until the date of the applicable annual meeting (but not beyond), and third party compensation arrangements with nominees are permitted if disclosed in advance to the Company. The full text of the proxy access by-law can be found in Exhibit 3.2 to the Current Report on Form 8-K filed by the Company with the SEC on February 11, 2016.

A stockholder who wishes to recommend a director candidate for consideration by the Nominating/Governance Committee should submit such recommendation in writing to the Nominating/Governance Committee at the address set forth below under “Communications with the Board.” A candidate recommended for consideration must be highly qualified and must be willing and able to serve as a director. Director candidates recommended by stockholders will receive the same consideration given to other candidates and will be evaluated against the criteria outlined above.

Communications with the Board

The independent members of the Board have adopted the Company’s “Procedures for the Processing and Review of Stockholder Communications to the Board of Directors,” which provide for the processing, review and disposition of all communications sent by stockholders or other interested persons to the Board. Stockholders and other interested persons may communicate with the Company’s Board or any member or committee of the Board by writing to them at the following address:

Newell Rubbermaid Inc.

Attention: [Board of Directors]/[Board Member]

c/o Corporate Secretary

Newell Rubbermaid Inc.

Three Glenlake Parkway

Atlanta, Georgia 30328

Communications directed to the independent or non-management directors should be sent to the attention of the Chairman of the Board or the Chair of the Nominating/Governance Committee, c/o Corporate Secretary, at the address indicated above.

Any complaint or concern regarding financial statement disclosures, accounting, internal accounting controls, auditing matters or violations of the Company’s Code of Ethics for Senior Financial Officers should be sent to the attention of the General Counsel at the address indicated above or may be submitted in a sealed envelope addressed to the Chair of the Audit Committee, c/o General Counsel, at the same address, and labeled with a legend such as: “To Be Opened Only by the Audit Committee.” Such accounting complaints will be processed in accordance with procedures adopted by the Audit Committee. Further information on reporting allegations relating to accounting matters is available under the “Corporate Governance” link on the Company’s website at www.newellrubbermaid.com.

The Audit Committee

The Audit Committee is appointed annually by the Board and currently consists of five members, all of whom are “independent directors” for purposes of the Audit Committee under the applicable SEC regulations, the applicable New York Stock Exchange (the “NYSE”) rules and the Company’s Corporate Governance Guidelines. Further, the Board has affirmatively determined that each of Mr. Strobel, Mr. Todman and Mr. Viault is qualified as an “audit committee financial expert” within the meaning of the applicable SEC regulations. The Committee fulfills its responsibilities through periodic meetings with the Company’s independent registered public accounting firm, internal auditors and management.

Code of Ethics

The Board has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Business Conduct and Ethics” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Business Conduct and Ethics are available under the “Corporate Governance” link on the Company’s website at www.newellrubbermaid.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Business Conduct and Ethics may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at Three Glenlake Parkway, Atlanta, Georgia 30328.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, Dr. Clarke, Mr. Conroy, Dr. Cowen, Ms. Elizabeth Cuthbert-Millett, Mr. De Sole and Mr. O’Leary served on the Organizational Development & Compensation Committee (the “Committee”). No member of the Committee was, during 2015, an officer or employee of the Company, was formerly an officer of the Company, or had any relationship requiring disclosure by the Company as a related party transaction under Item 404 of Regulation S-K. During 2015, none of the Company’s executive officers served on the board of directors or the compensation committee of any other entity, any officers of which served either on the Board or the Committee.

ORGANIZATIONAL DEVELOPMENT &

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report in accordance with rules adopted by the SEC.

The Committee states that it has reviewed and discussed with management the Company’s Compensation Discussion and Analysis contained in this Amendment.

Based upon the review and discussions referred to above, the Committee recommended to the Board that the Company’s Compensation Discussion and Analysis be included in this Amendment.

This report is submitted on behalf of the members of the Committee:

Thomas E. Clarke, Chair

Kevin C. Conroy

Scott S. Cowen

Domenico De Sole

Christopher D. O’Leary

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the material elements of the compensation of the Company’s named executive officers and describes the objectives and principles underlying the Company’s executive compensation program and decisions made in 2015. For 2015, our named executive officers are:

•	Michael B. Polk, President and Chief Executive Officer;
•	John K. Stipancich, Executive Vice President and Chief Financial Officer;
•	Mark S. Tarchetti, Executive Vice President and Chief Development Officer;
•	William A. Burke, III, Executive Vice President and Chief Operating Officer; and
•	Paula S. Larson, Executive Vice President and Chief Human Resources Officer.

2015 Highlights

During 2015, the Company continued to execute its Growth Game Plan, a strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The Company also continued to drive significant organizational change through Project Renewal, a program designed to reduce complexity in the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative costs. Project Renewal is intended to simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery — and includes transforming the Company’s structure from a holding company model to an operating company with increased focus and investment in brands and key functional capabilities.

In connection with the Growth Game Plan, the Company also continued to focus on enhancing and optimizing its portfolio of businesses by:

•	acquiring Elmer’s Products, Inc., the leading provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table and whose brands include Elmer’s®, Krazy Glue®* and X-Acto®, in October 2015;

•	completing the sale of Endicia, a developer of global online shipping solutions, to Stamps.com in November 2015; and

•	selling its Rubbermaid medical carts business in August 2015.

*	Krazy Glue is a registered trademark of Toagosei Co. Ltd., used with permission.

In December 2015, the Company also announced that it had entered into a definitive agreement to acquire Jarden Corporation in a series of merger transactions. Upon closing, these transactions will create a $16 billion consumer goods company to be named Newell Brands Inc. with a portfolio of leading brands, including Paper Mate®, Sharpie®, EXPO®, Parker®, Elmer’s®, Calphalon®, Rubbermaid®, Graco®, Baby Jogger®, Aprica®, Goody®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Coleman, First Alert, FoodSaver, Jostens, K2, NUK, Oster, Rawlings, Sunbeam and Yankee Candle.

In 2015, the Company continued to deliver on its key financial commitments. Net sales were $5.92 billion, an increase of 3.3% from 2014, with core sales in 2015 increasing 5.5% as compared to 2014. Normalized EPS increased 9.0%, from $2.00 per share to $2.18 per share. For an explanation of core sales and normalized EPS, and a reconciliation of these non-GAAP financial measures to net sales and reported earnings per share, please see Exhibit 99.1 to this Amendment, which is incorporated by reference herein.

In 2015, the Company’s stock price increased 15.7%, compared to an increase of 14.1% in the 2015 custom comparator group described in more detail under “Competitive Market Data”, and decreases of 0.7% in the S&P 500 and 2.2% in the Dow Jones Industrial Average (“DJIA”). The Company’s 2015 stock price performance as compared to major indices is shown below:

Over the three-year period ending December 31, 2015, the Company’s total shareholder return (“TSR”) as determined under the Company’s Long-Term Incentive Plan (“LTIP”), which includes dividends, was 104.24%, placing it third out of the group of 22 companies in the 2013 custom comparator group. In addition, the Company’s stock price significantly outperformed both the S&P 500 and the Dow Jones Industrial Average over the same three-year period, with the Company’s stock price rising 97.9%, compared to 43.3% and 33.0% for the S&P 500 and the DJIA, respectively. As a result of the Company’s performance in 2015 and its three-year relative TSR results, the Company’s 2015 Management Cash Bonus Plan (the “Bonus Plan”) and the performance-based restricted stock units (“RSUs”) granted in 2013 paid out at 165% and 181%, respectively.

Compensation Program Objectives

Motivate executives to meet or exceed Company performance goals. A significant portion of an executive’s total compensation is directly tied to achieving the Company’s performance goals. Each year, the Committee reviews the performance goals and modifies them as appropriate to reflect the Company’s current business objectives and strategies.

Reward individual performance and contributions. The individual performance evaluation of each executive officer, together with the executive’s contribution to Company performance, generally affects most aspects of each executive’s compensation. For example, the Committee typically considers individual performance in determining an executive’s annual salary, which, in turn, impacts the amount of incentive compensation that the executive could have earned for meeting or exceeding annual performance goals under the Bonus Plan. In addition, the CEO considers the individual performance of his direct reports when recommending any adjustments to the grant value for equity awards made to the executive under the LTIP.

Link the financial interests of executives and stockholders. In 2015, the Committee used performance-based and time-based RSUs to provide long-term incentive compensation and to link the financial interests of the Company’s executives with those of its stockholders.

Attract and retain the best possible executive talent. Successful recruiting and retention of talented executives requires the Company to provide competitive compensation opportunities. To do that, the Company obtains information about compensation practices of its relevant competitors, and in 2015, the Company used compensation information compiled from its 2015 custom comparator group and published survey data.

Determination of Executive Officer Compensation

Summarized in the table below are roles and responsibilities of the parties that participate in, or have been delegated authority with respect to, the development of the Company’s executive compensation program:

Organizational Development & Compensation Committee

•    Reviews Company performance and other factors, and assesses previously formulated executive objectives against the Company’s actual performance.

•    Certifies the payout level of performance awards, if any, for executives.

•    Reviews and recommends to the independent Board members the CEO’s annual compensation, including salary, bonus and long-term incentives.

•    Approves the annual compensation for all executive officers other than the CEO.

•    Approves the compensation for all newly-hired executive officers other than the CEO.

•    Reviews and sets performance goals under the Bonus Plan and LTIP.

•    Reviews and approves awards (including the terms and conditions of such awards) under the Bonus Plan and LTIP for all executive officers other than the CEO.

•    Approves any severance agreements, change in control agreements or similar agreements between the Company and its executive officers other than the CEO.

Independent Board Members	• Approve the CEO’s annual compensation, including salary, bonus and long-term incentive compensation.
Committee Consultant – Frederic W. Cook & Co., Inc.

•    Assists the Committee in reviewing the effectiveness and competitiveness of the Company’s executive compensation programs and policies.

•    Makes recommendations regarding executive compensation programs consistent with the Company’s business needs, pay philosophy, market trends, and the latest legal and regulatory considerations.

•    Provides market data as background to decisions regarding CEO and senior executive base salary and annual and long-term incentives.

•    Advises the Committee regarding executive compensation best practices.

•    Maintains independence by providing no other services to the Company (the Committee has evaluated its relationship with Frederic W. Cook & Co., Inc. and has determined that no conflict of interest exists with respect to the services Frederic W. Cook & Co., Inc. provides to the Committee).

CEO

•    Recommends to the Committee, in the case of other executive officers, base salary amounts, equity awards as well as potential adjustments to incentive awards based on individual performance.

•    Participates in the development of annual Company performance goals under the Bonus Plan.

Other Executives

•    The CEO’s management team plays a prominent role in gathering information for, and by participating in meetings of, the Committee.

•    The CEO works with the Executive Vice President – Chief Human Resources Officer regarding recommendations on base salary amounts, annual target bonus and equity awards for executives other than the CEO using competitive market data.

•    The Chief Financial Officer assists in developing recommendations on annual and LTIP performance goals and determining whether financial performance goals were attained by the Company under the Bonus Plan and LTIP.

In making compensation decisions, the Committee considers a number of factors including competitive market data, individual and Company performance, skills, experience, complexity and criticality of role and internal pay equity. The Committee does not use a predetermined formula to make its overall decisions but takes into account all the above factors. However, in deciding each performance-based component of compensation for the Company’s executive officers, generally including annual incentive and long-term incentive compensation, the Committee ties payment to normalized earnings per share, core sales growth, normalized gross margin performance and TSR. Such performance goals are intended to align the majority of each executive officer’s compensation with stockholders’ interests over the near and long term.

At the 2015 annual meeting of stockholders, the advisory vote on executive compensation was approved by approximately 97% of shares voted. The Committee considered this level of approval to indicate the support of the vast majority of the Company’s stockholders.

Pursuant to Section 14A of the Exchange Act, the Company is required to submit to stockholders an advisory resolution to approve the compensation of the Company’s named executive officers, as disclosed in this Compensation Discussion & Analysis and the accompanying compensation tables and narrative. The Company currently submits the advisory vote on executive compensation annually to stockholders, with a vote being held at the 2016 Annual Meeting.

Competitive Market Data

Custom Comparator Group

For 2015, the Company used a custom comparator group consisting of companies that participate in the various consumer and commercial products industries in which the Company competes. The companies in the custom comparator group represent the Company’s principal competitors for executive talent and reflect companies of similar size, global presence, business complexity and brand recognition. The following 22 companies were in the Company’s custom comparator group for 2015:

Avery Dennison Corporation	Jarden Corp.
The Bic Group	Keurig Green Mountain, Inc.*
Church & Dwight Inc.	Kimberly-Clark Corporation
The Clorox Company	Masco Corporation
Colgate-Palmolive Company	Mattel, Inc.
Dorel Industries Inc.	Reckitt-Benckiser Group PLC
Ecolab Inc.	Snap-On Inc.
Energizer Holdings, Inc.	Spectrum Brands Holdings, Inc.*
The Estèe Lauder Companies Inc.*	Stanley Black & Decker Inc.
Group Seb	The Sherwin-Williams Company
Illinois Tool Works Inc.	Tupperware Brands Corporation

*	For 2015, in order to improve alignment with company revenue and enhance focus on consumer products companies, the Company removed 3M Company, Campbell Soup Co. and Danaher Corporation from the custom comparator group and added The Estèe Lauder Companies Inc., Keurig Green Mountain, Inc. and Spectrum Brands Holdings, Inc.

Compensation Survey Data

The Company periodically obtains information on the compensation practices of companies in both the custom comparator group and general industry and compares the Company’s executive compensation components to that data. For 2015, the Company also used compensation information compiled from published compensation surveys, including surveys from Towers Watson and Aon Hewitt. These surveys provide a larger pool of data for a more statistically relevant comparison of compensation levels and pay practices.

In 2015, the Company used competitive practice and survey information as reference for decisions regarding:

•	the mix of executive compensation that is annual and long-term;

•	the portion of total compensation that is equity or cash; and

•	levels of total direct compensation, both the total and for each element (salary, annual incentive opportunities and long-term incentive opportunities).

For purposes of evaluating relative TSR for performance-based RSUs awarded under the LTIP, the Company uses only the custom comparator group as the most relevant businesses against which the Company competes.

Setting Compensation Opportunity

Each element of the compensation program complements the others and, together, is intended to achieve the Committee’s principal compensation objectives. When decisions about compensation for an executive officer are made, the impact on the total value of all these elements of compensation for the individual is considered. The Committee annually reviews a summary report, or “tally sheet,” which identifies each element of the compensation paid to each executive officer. The Committee uses the summary report to review the overall pay and benefit levels and provide additional perspective on how the executive compensation program meets the Company’s compensation objectives.

The Summary Compensation Table shows the compensation of each named executive officer for the fiscal year ended December 31, 2015. The “Total Compensation” amount shown on the Summary Compensation Table differs from what the Committee views as relevant to its decisions about executive compensation. For example, while retirement benefits constitute a key component of the competitive compensation package offered to executives, and the design and cost of these programs and the benefits they provide are carefully considered, retirement benefits are not viewed as a meaningful measure of annual executive compensation due to the numerous variables involved in, and volatility associated with, calculating their present value.

For executives, the Committee reviews competitive market data and establishes target total direct compensation opportunities (i.e., salary, annual incentive and annual long-term incentive targets) based on the following factors: individual performance, breadth of the executive’s responsibility, strategic importance of the position, internal pay equity, competitive market data, the circumstances surrounding the executive’s initial hiring or promotion to a position with increased responsibilities and the desire to promote executive retention.

Mix of Pay

To reinforce the Company’s pay for performance philosophy, generally more than two-thirds of targeted total direct compensation for each named executive officer is contingent upon performance. As a result, total direct compensation fluctuates with the Company’s financial results and share price. The Committee believes this approach motivates executives to consider the impact of their decisions on stockholder value.

To mitigate the possible risk inherent in the greater focus on the LTIP, executives receive a mix of time-based RSUs (a retention tool linked to stock price) and performance-based RSUs (rewards TSR performance relative to the custom comparator group and long-term core sales and normalized EPS growth). Overlapping performance cycles for the performance-based RSU awards are designed to incentivize sustainable long-term performance. In 2015, except for Mr. Polk, executives received 60% of the value of their LTIP award in performance-based RSUs and 40% in timed-based RSUs. Mr. Polk received 100% of the value of his LTIP award in performance-based RSUs. Although Mr. Tarchetti elected to forego his 2015 LTIP award when such awards were initially made in February 2015, in December 2015 he received an award that was intended to put him in the same position as if he had received such February 2015 LTIP award.

2015 Target Compensation Mix and “Pay at Risk”

Michael Polk	Other NEOs Average

•    90% of total direct
compensation is at risk.

•    17% of the amount at
risk is tied to
achievement of annual
incentive goals, and
83% is tied to
achievement of share
price and financial goals
over a longer period.

•    On average, 76% of total
direct compensation for the
other NEOs is at risk.

•    25% of the amount at risk is
tied to achievement of annual incentive goals, and 75% is
tied to achievement of share
price and financial goals over a
longer period.

Consideration of Individual Performance

As part of the Company’s annual performance evaluation process, the CEO and each named executive officer establish that individual’s performance objectives for the coming year. These performance objectives are not specifically weighted or otherwise intended to be rigid or formulaic, but rather serve as the framework upon which the CEO evaluates the executive officer’s overall performance. The CEO’s evaluation of an executive officer’s performance relative to these objectives is largely subjective, involving a high degree of judgment based on the CEO’s observations of, and interaction with, the executive throughout the year. No single performance objective or group of objectives is material to the CEO’s evaluation of the executive officer’s performance; however, these performance goals, which reinforce alignment of Company and stockholder interests, are critical to the evaluation of each named executive officer. The CEO’s evaluation of individual performance is considered when he recommends to the Committee, in the case of other executive officers, base salary amounts, annual incentive payout amounts and equity grants.

At the beginning of the year, the Committee recommends to the independent members of the Board the CEO’s individual performance objectives. The Committee’s method of evaluation of the CEO’s performance is substantially similar to that used by the CEO to evaluate the other executive officers. As such, the CEO’s performance objectives are not specifically weighted or otherwise intended to be rigid or formulaic, but rather serve as the framework upon which the Committee evaluates the CEO’s performance. The Committee’s evaluation of the CEO’s overall performance relative to these objectives is largely subjective, involving a high degree of judgment. No single performance objective or group of objectives is material to the Committee’s evaluation of the CEO’s performance; however, these performance goals, which reinforce alignment of Company and stockholder interests, are critical to the CEO evaluation.

The Committee and Board also take into consideration the CEO’s performance when developing his base salary increase, annual incentive payout amounts and long-term incentive grant value. Mr. Polk’s base salary for 2015 continues to reflect no change since he was hired in June 2011. His target bonus increased from 140% of his salary in 2014 to 150% of his salary in 2015. In addition, the Board determined that his 2015 LTIP award should be 750% of his base salary compared to 667% of base salary in 2014. In reviewing the CEO’s performance, the Board determined the increase in his target bonus and LTIP award to be appropriate in light of: (1) the Company’s ability to successfully deliver on its 2014 financial commitments during a period of significant organizational and strategic change resulting from the implementation of Project Renewal and the Growth Game Plan; and (2) the increase in stockholder value that occurred in 2014, as the Company’s stock price increased 17.5%, compared to an increase of 8.9% in the custom comparator group, 11.4% in the S&P 500 and 7.5% in the DJIA.

Key Elements of Executive Compensation

Salary

Salaries provide executives with a base level of income and are set based on the factors outlined above in Setting Compensation opportunity.

The Committee generally sets annual salaries in February, and in 2015 two of the named executive officers received salary increases: (i) Ms. Larson’s salary was increased from $525,000 to $540,000, and (ii) Mr. Stipancich’s salary was increased from $535,000 to $600,000 in connection with his appointment as Executive Vice President and Chief Financial Officer. Salaries in 2015 for the other named executive officers remained unchanged from 2014 levels and were: Mr. Polk, $1,200,000; Mr. Burke, $660,000; and Mr. Tarchetti, $616,000.

Annual Incentive Compensation

The annual incentive program under the Bonus Plan is designed to reward performance that supports short-term performance goals. A cash bonus, measured as a percentage of the executive’s salary, is paid based on the extent to which the performance goals are achieved.

Listed below are the performance goals and relative weight assigned under the Bonus Plan to each performance goal for 2015 for the named executive officers:

Performance Goals	Weight	Rationale for the Measure
Core Sales Growth	40%	Incent overall growth
Normalized Earnings Per Share	30%	Incent profitable growth
Normalized Gross Margin Percentage	30%	Incent cost control and profitable growth

Refer to Exhibit 99.1 to this Amendment “Non-GAAP Reconciliation” for additional information on the three performance goals.

The 2015 performance targets under the Bonus Plan are summarized below:

2015 Bonus Plan Performance Targets

Performance Goal	Target for Payout at 100%	Minimum Threshold for Payout	Performance for Maximum Payout (200%)	Actual Performance
Core Sales	4.0%	2.81%	5.2%	5.5%
Normalized EPS	$2.12	$2.05	$2.20	$2.18
Normalized Gross Margin	38.62%	38.33%	38.92%	39.23%

The maximum payout for each performance goal is equal to 200% of the target cash bonus. If a performance goal is met at the target level, the target bonus is generally paid for that goal. Performance above the target results in payment of a higher percentage of salary up to a pre-established maximum. Performance below the target generally results in a lower bonus payment for that goal if a minimum threshold is met, or no payment if the minimum threshold is not met.

The Bonus Plan does not provide for discretion to waive pre-established goals, although the Committee has negative discretion to reduce the amount otherwise payable for each performance goal. Bonus Plan payments are made only on the Committee’s determination that the performance goals for the year were achieved. As originally calculated, the Bonus Plan would have paid out at 192.5% of target; however, the Committee exercised negative discretion and determined to reduce the payout under the Bonus Plan to 165% of target. In exercising negative discretion, the Committee determined that it was appropriate to reduce normalized EPS performance by $.02 from $2.18 to $2.16 for purposes of the Bonus Plan to eliminate: (i) the impact of pricing benefits in Venezuela beyond those originally anticipated when performance targets were established; and (ii) the foregone amortization and depreciation of $1.5 million related to the Décor business being classified as held for sale in October 2015. The Committee also reduced the core sales performance component from a 200% payout to a 150% payout to eliminate the positive impact on core sales associated with: (i) the impact of pricing benefits in Venezuela beyond those originally anticipated when performance targets were established; and (ii) sales from the Rubbermaid medical cart business being excluded from the calculation of core sales for 2015 and sales from the Décor business being excluded from the calculation of core sales for the second half of 2015.

The table below shows bonus payouts for 2015 to the named executive officers both the dollar value and as a percentage of base salary.

Name	2015 Actual Bonus Payment	Target as % of Base Salary	Actual % of Base Salary Paid
Michael B. Polk	$2,962,150	150%	247%
John K. Stipancich	820,411	75%/85%	138%
Mark S. Tarchetti	863,940	85%	140%
William A. Burke	925,650	85%	140%
Paula S. Larson	663,609	75%	124%

Additional information appears in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” columns of the Grants of Plan-Based Awards table. Pursuant to Mr. Polk’s Compensation Arrangement, in the event the incremental cost to the Company of his personal use of Company aircraft exceeds $165,000, any amounts in excess of $165,000 are deducted from the amount to be paid to him under the Bonus Plan. As a result of this provision, the amount he received under the Bonus Plan in 2015 was reduced by $7,850, from $2,970,000 to $2,962,150. In addition, the applicable target percentage for Mr. Stipancich was 75% for his salary earned from January through February 10, 2015, and was raised to 85% thereafter in connection with his appointment as Chief Financial Officer.

In authorizing the payouts under the Bonus Plan for 2015, the Committee noted that the Company experienced its fifth straight year of growth in core sales and normalized EPS. These results were achieved while the Company was undergoing a significant strategic transformation through the implementation of Project Renewal and the Growth Game Plan.

The Company believes that the cash bonuses it paid for 2015 to each named executive officer served the Company’s goals to:

•	motivate each of them to achieve Company performance goals and enhance shareholder value; and

•	allow the Company to retain their services because it provided each of them with the opportunity to receive a competitive cash bonus.

Long-Term Incentive Compensation

Long-term incentive awards granted pursuant to the Company’s 2013 Incentive Plan (the “2013 Incentive Plan”) under the LTIP are designed to motivate executives to increase stockholder value over the long term and align the interests of executives with those of stockholders. Under the LTIP, the Committee sets a target award value for each executive based on competitive data and internal pay equity.

The CEO’s recommendation to the Committee for the other executive officers may include an adjustment to the target LTIP opportunity based upon the CEO’s evaluation of the executive officer’s performance. No such adjustments were made for Mr. Burke in 2015. As a result of performance considerations, Mr. Stipancich’s actual grant value was increased to 270% from 225% and Ms. Larson’s actual grant value was increased to 210% from 175%. As previously stated, Mr. Tarchetti elected to forego his 2015 LTIP award. Similarly, when setting the CEO’s equity compensation, the independent members of the Board determine the CEO’s LTIP grant value based upon the Board’s evaluation of the CEO’s performance. Mr. Polk’s award increased from 2014 due to his success at driving significant organizational, personnel and strategic change while simultaneously meeting financial commitments. The Board also took into account the impact of the Company’s performance under Mr. Polk’s leadership related to the increase in the Company’s stock price in 2014 — up 17.5%, significantly outpacing that of the custom comparator group (up 8.9%), the S&P 500 (up 11.4%) and the DJIA (up 7.5%).

The LTIP award values and RSU awards for each of the named executive officers receiving LTIP awards in February 2015 were as follows:

Name	LTIP Award Value	Target % of Base Salary	Actual % of Base Salary	Performance- Based RSUs	Time- Based RSUs
Mr. Polk	$9,000,000	N/A%	750%	232,678	—
Mr. Stipancich	1,620,000	225%	270%	25,129	16,752
Mr. Burke	1,485,000	225%	225%	23,035	15,356
Ms. Larson	1,102,500	175%	210%	17,101	11,401

For Mr. Polk, 100% of the LTIP award value was provided in performance-based RSUs. For each of the other named executive officers (excluding Mr. Tarchetti), 60% of the LTIP award value was provided in performance-based RSUs and 40% in time-based RSUs. Each of these awards cliff vests on the third anniversary of the date of grant. The mix of the awards was driven by the Committee’s intent to have a significant percentage of long-term incentive awards tied directly to relative TSR, core sales growth and increase in normalized earnings per share over a three-year-period and to incorporate a retention incentive. Beginning with the LTIP to be granted in 2016, the Committee determined that 100% of the LTIP award value for all executive officers will be provided in performance-based RSUs.

Performance-based RSUs granted in 2015 are earned based on relative TSR performance, average core sales growth, and normalized earnings per share (“EPS”) compound annual growth rate (“CAGR”) over the three year performance period with each of the performance metrics equally weighted.

The average core sales target for the three year performance period is expressed as three levels of performance: threshold performance, target performance and maximum performance. The payout percentage for the average core sales target is as follows:

Level of Performance	Average Core Sales	Payout Percentage
Threshold	2.50%	0%
Target	4.00%	100%
Maximum	5.50%	200%

The normalized EPS CAGR target for the performance period is also expressed as threshold performance, target performance and maximum performance. The payout percentage for the Normalized EPS CAGR target is as follows:

Level of Performance	Normalized EPS CAGR	Payout Percentage
Threshold	5.00%	0%
Target	8.50%	100%
Maximum	11.50%	200%

Straight line interpolation will be used to determine the payout percentage for performance levels between the respective levels of performance for the average core sales and normalized EPS CAGR targets.

The payout percentage for the TSR performance criteria will range from 200% (if the Company is first in the three-year TSR rank) and 0% (if the Company is last in the three-year TSR rank), with straight line interpolation being used for TSR rankings between 1st and last. However, the payout with respect to TSR performance will be 0% in the event that the Company’s three-year TSR ranking falls in the bottom quartile of the custom comparator group for the three year performance period.

The payout percentage for each of average core sales, normalized EPS CAGR and TSR performance metrics shall be multiplied by one-third, and the resulting sum of the three payout percentages shall determine the aggregate payout percentage.

The holder of a performance-based RSU will not receive dividend equivalents at the time dividends are paid. Rather, all such dividend equivalents will be paid only to the extent that the applicable performance criteria are met and the performance-based RSUs are earned. At the end of the three-year performance period, the number of RSUs and related dividend equivalents, and thus the number of shares of common stock actually issued to the participant, will be adjusted to reflect the aggregate payout percentage up to a maximum payout of 200% of the initial number of performance-based RSUs granted and a minimum of 0% of the initial number of performance-based RSUs granted.

For performance-based RSUs granted in 2013 and 2014, the sole performance criteria is relative TSR and the payout ranges from 200% (if the Company is first in the three-year TSR rank) and 0% (if the Company is last in the three-year TSR rank), with interpolation being used for TSR rankings between first and last. However, the multiplier is 0% in the event that the Company’s three-year TSR ranking falls in the bottom quartile of the applicable custom comparator group for the performance period. The Company’s TSR as calculated under the LTIP during the three-year performance period beginning on January 1, 2013 and ending December 31, 2015 was 104.24%, placing it third out of the 22 companies in the 2013 custom comparator group. As a result, the performance-based RSUs granted to Messrs. Polk, Stipancich, Burke and Tarchetti in 2013 paid out at 181%.

Based on the Company’s stock price performance through December 31, 2015, the Company ranks fifth out of 22 in TSR performance with respect to performance-based RSUs granted to Messrs. Polk, Burke and Stipancich and Ms. Larson in 2014 that will vest in 2017.

In addition to the annual grants under the LTIP, from time to time RSUs are granted to executive officers in circumstances such as a promotion, a new hire or for retention purposes. On December 28, 2015, the Committee made the following RSU awards to Mr. Tarchetti:

•	17,988 time-based RSUs which vest as follows: one-third on February 12, 2017, one-third on December 28, 2017 and the remaining one-third on December 28, 2018;

•	14,333 time-based RSUs which vest as follows: two-thirds on February 11, 2018, and the remaining one-third on December 28, 2018;

•	26,982 performance-based RSUs which vest on February 12, 2017, subject to the satisfaction of the same performance criteria as LTIP performance-based RSU awards made on February 12, 2014; and

•	21,499 performance-based RSUs which vest on February 11, 2018, subject to the satisfaction of the same performance criteria as LTIP performance-based RSU awards made on February 11, 2015.

These awards were made in anticipation of Mr. Tarchetti’s expanded role as President of the Company upon the completion of the acquisition of Jarden Corporation. Mr. Tarchetti had previously informed the Company that he intended to resign as Executive Vice President and Chief Development Officer as of the end of 2015, after which he would remain with the Company for a portion of 2016 to supervise various corporate strategic initiatives. Mr. Tarchetti had also previously elected to forego his 2014 and 2015 LTIP awards. In light of the pending acquisition of Jarden and Mr. Tarchetti’s anticipated expanded role, the Committee determined to make the awards referenced above in order to align his performance expectations and incentives with other executive officers and put him in substantially the same position as if he had received LTIP awards in 2014 and 2015. As such, the Committee also approved payments of $25,543 and $10,893, to reflect dividend equivalent payments he would have received through December 28, 2015 had he been granted the time-based RSUs as part of his LTIP awards in February 2014 and February 2015, respectively. In addition, he will receive dividend equivalent payments under the performance-based RSU awards that will be roughly equivalent to the amount of dividend equivalents he would have received had he been granted the performance-based RSUs in February 2014 and February 2015, respectively.

Grant Policies and Practices

The Company’s practice has been to make annual equity awards and award other incentive compensation to named executive officers at the time of regularly scheduled meetings of the Board or the Committee in February of each year. On occasion, the Company makes additional grants to named executive officers, typically in connection with their hiring or promotion or for retention purposes. The Company’s policy is that, except for new hires and certain promotions, all equity awards to named executive officers will be made only at quarterly meetings of the Committee or the Board, which closely follow the release of the Company’s quarterly or annual financial results.

Incentive Compensation Recoupment Policy

Subject to the discretion and approval of the Board, the Company will require reimbursement and/or cancellation of any bonus or other incentive compensation, including equity-based compensation, awarded to an executive officer after January 1, 2010 where all of the following factors are present: (a) the award was predicated upon the achievement of certain financial results that were subsequently the subject of a material restatement, (b) in the Board’s view, the executive engaged in fraud or willful misconduct that was a significant contributing cause to the need for the restatement, and (c) a lower award would have been made to the executive based upon the restated financial results. In each such instance, the Company will, to the extent permitted by applicable law and subject to the fiduciary duties of the Board, seek to recover the individual executive’s bonus award or other incentive compensation paid or issued to the executive officer in excess of the amount that would have been paid or issued based on the restated financial results. All executive officers have agreed to the terms of this policy.

Stock Ownership Guidelines

Executives and Outside Directors are expected to maintain ownership of Company stock equal to the following applicable market value:

President and CEO	6 times annual salary
CFO, COO, CDO & Other Direct Reports to the CEO	3 times annual salary
Outside Directors	5 times annual base retainer

Until the ownership level is met, executives are required to retain 75% of the net after-tax shares received from stock option exercises and the vesting of RSUs. All shares held directly or beneficially, including time-based RSUs and performance-based RSUs for which all performance criteria have been satisfied but have not yet vested due to time-based vesting requirements and shares of Company stock allocated to executives’ accounts under the Newell Rubbermaid 401(k) Savings and Retirement Plan, count toward attainment of these targets. Unexercised stock options and other unvested performance-based RSUs are not counted.

Retirement Compensation

The Company provides its eligible executives with retirement benefits that are in addition to those provided to its employees generally in order to provide competitive benefits and assist in attracting and retaining key executives. These retirement benefits for named executive officers are provided using the Newell Rubbermaid Supplemental Executive Retirement Plan (“SERP”) and/or the SERP Cash Account feature of the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (“2008 Plan”), depending upon the executive’s employment date and participation date in these plans. If the executive was a participant in the SERP before January 1, 2007 (namely, Mr. Burke), the executive participates in both the SERP and 2008 Plan. If the executive was not a participant in the SERP before January 1, 2007 (namely, Messrs. Polk, Tarchetti and Stipancich and Ms. Larson), the executive participates only in the 2008 Plan.

In 2013, the Company, upon recommendation of the Committee, amended both the SERP and the 2008 Plan in order to: (1) make the retirement benefits provided by these plans more aligned with market practice; (2) simplify and harmonize the operation of the plans; (3) provide consistent levels of benefits among executives, and (4) stabilize the cost of the plans by reducing volatility. Although these changes result in some incremental costs as the Company transitions to the amended provisions, the Company expects that the changes will reduce the annual expense of these plans by over 10% when fully implemented by the end of 2018.

Under the SERP, the executive accrues an annual benefit at age 65 equal to a target percentage of his or her average annual compensation, reduced pro rata if credited service is less than 25 years, and offset by benefits under the Newell Rubbermaid Pension Plan (“Pension Plan”), Social Security and SERP Cash Account. Effective April 1, 2013, the level of compensation and offsets used to determine benefits to be paid under the SERP were frozen. However, executives who participate in the SERP continue to earn service for purposes of benefit accruals and vesting. Unlike the SERP Cash Account, the vesting schedule for SERP benefits did not change.

If the total projected value of the executive’s benefits under the revised 2008 Plan and SERP as revised in 2013 was less than 90% of the total projected value of benefits under the prior versions of the plans, the Company provides the executive with a transition benefit in order to make up for the estimated loss in value. The primary transition benefit is a supplemental contribution to the executive’s SERP Cash Account to be paid annually over a five year period, with the payment for 2015 representing the third of five supplemental contributions. These supplemental contributions are in addition to the standard annual contribution made to an executive’s SERP Cash Account, which is generally 6% to 9% of an executive’s eligible compensation. The supplemental contribution is based on annual compensation without regard to the IRS maximum compensation limit for qualified retirement plans, and such contributions will vest on March 31, 2016 (or immediately for transition contributions made thereafter) as long as the executive is actively employed on such date. They will also vest upon death, disability or a change of control, as defined in the 2003 Stock Plan.

Listed below are the transition benefits received by Messrs. Polk, Burke and Stipancich for 2015, which were credited to their accounts in March 2016:

Named Executive Officer	Transition SERP Cash Contribution as a Percentage of Eligible Compensation
Michael B. Polk	11%, or $329,190
William A. Burke	17%, or $206,172
John K. Stipancich	20%, or $206,449

The value of the supplemental contributions for Messrs. Polk and Stipancich are primarily driven by the elimination of the 10% supplemental contribution that they were previously entitled to because they do not participate in the SERP. The value of the supplemental contribution for Mr. Burke is primarily driven by the freezing of compensation and offsets for purposes of calculating benefits under the SERP as well as the change to the definition of compensation used to determine contributions made to the SERP Cash Account. In each case, the supplemental contribution made to the SERP Cash Accounts is intended to compensate the executive for benefits that were expected to be received at retirement prior to the changes in the plans. As recently hired executives that had yet to participate in the prior versions of the SERP and 2008 Plan, neither Mr. Tarchetti nor Ms. Larson receive any transition benefits. For more information regarding the retirement benefits under the SERP and 2008 Plan, see “Executive Compensation—Retirement Plans,” below.

Other Compensation

Executive officers are provided other benefits as part of the Company’s executive compensation program which the Committee believes are in line with competitive practices. See the “All Other Compensation” column of the Summary Compensation Table and the related footnotes and narrative discussion. Named executive officers participate in the Flexible Perquisites Program, which provides a monthly cash stipend that can be used for the purchase or lease of a personal automobile and related insurance and maintenance, income tax preparation services, estate planning services, financial planning services or other perquisites. In 2015, Messrs. Stipancich, Burke and Tarchetti and Ms. Larson received monthly stipends of $1,803 under this program. Mr. Polk received a monthly stipend of $3,000.

While the Company maintains corporate aircraft primarily for business travel, the Committee believes that it is often in the best interests of the Company from a productivity, safety and security concern that the CEO be permitted to use the aircraft for personal travel. Pursuant to his Compensation Arrangement, Mr. Polk is limited to personal use up to $165,000 annually, and any use in excess of such amount in the applicable year results in an equivalent reduction in the payout to be received by him under the Bonus Plan. Other named executive officers may use the corporate aircraft for personal travel on a limited basis.

Additional benefits for the named executive officers include:

•	Company contributions to the Newell Rubbermaid 401(k) Savings and Retirement Plan (“401(k) Plan”), including Company contributions that match employee deferrals as well as retirement savings contributions;

•	payment of life and long-term disability insurance premiums;

•	annual health examinations encouraged by the Company; and

•	assistance for a new hire or transfer necessitating relocation, which includes reimbursement of various relocation expenses, a relocation allowance, a bonus for an early sale of the executive’s home and tax assistance on certain taxable reimbursed expenses.

Retirement Guidelines

The Company has established retirement guidelines which provide for vesting and retention of the awards granted under the Newell Rubbermaid Inc. 2003 Stock Plan (“2003 Stock Plan”), 2010 Stock Plan and 2013 Incentive Plan and benefits provided under the Bonus Plan, SERP and 2008 Plan. In general, the guidelines award points to a retired executive based on the sum of the executive’s age and completed years of service. The guidelines were established primarily in order to encourage uniform treatment of outstanding equity awards in the event of retirement, to reflect market practice and to reward long-term service to the Company. A more detailed discussion of the accelerated vesting and other benefits available under the retirement guidelines appears in the discussion of each plan under “Executive Compensation—Retirement Plans” and “Potential Payments Upon Termination or Change in Control of the Company,” below.

Deductibility of Compensation

Section 162(m) limits the deductibility of executive compensation paid to the CEO and to each of the three other most highly compensated officers (other than the chief financial officer) of a public company to $1 million per year. However, compensation that is considered qualified “performance-based compensation” generally does not count toward the $1 million deduction limit. Annual salary does not qualify as performance-based compensation under Section 162(m) due to its nature. Amounts paid under the Bonus Plan and equity awards subject to Company performance criteria generally qualify as fully deductible performance-based compensation. Any equity awards (other than stock options) with vesting provisions that are not based on Company performance criteria are not likely to be fully deductible by the Company when the restrictions lapse and the shares are taxed as income to an executive officer while he or she is subject to Section 162(m). The Company expects that the majority of compensation, including awards under the Bonus Plan, the exercise of stock options and the vesting of annual performance-based RSU awards will be deductible for Federal income tax purposes.

The Committee considers the tax deductibility of executive compensation as one factor to be considered in the context of its overall compensation philosophy and objectives. However, the Committee will not necessarily limit executive compensation to amounts deductible under Section 162(m), since the Committee desires to maintain the flexibility to structure compensation programs that attract, retain and motivate the best possible executive talent and meet the objectives of the Company’s executive compensation program, and to enhance stockholder value.

Michael Polk’s Compensation Arrangement

In connection with his appointment as President and CEO in July 2011, Mr. Polk entered into a compensation arrangement (“Compensation Arrangement”) with the Company that was the result of arm’s-length negotiation between representatives of Mr. Polk and members of the Board, who received advice and input from the Committee’s independent advisor, Frederic W. Cook & Co., Inc. Mr. Polk’s Compensation Arrangement set forth the initial terms of his compensation including a base salary of $1,200,000 and outlined the initial terms of his participation in the Bonus Plan and LTIP. In addition, as more fully described under “Potential Payments Upon Termination or Change in Control of the Company – Termination of Employment Following a Change in Control — Employment Security Agreements,” the Company entered into an Employment Security Agreement, or “ESA”, with Mr. Polk pursuant to which he is entitled to a lump sum severance payment upon a qualified termination following a change in control equal to three times his base salary and target bonus and a pro-rata portion of his bonus for the year of termination, plus other benefits. Mr. Polk’s ESA does not provide for any tax gross-up.

Mr. Polk’s Compensation Arrangement also provides that, in the event he is involuntarily terminated prior to a change in control (except for good cause or a violation of the Company’s Code of Business Conduct and Ethics) or resigns for good reason (as such terms are defined in his ESA), he will be entitled to the following benefits: (i) salary continuation payments for two years, but with all remaining payments paid in a lump sum by the March 15th after the year of termination; (ii) a lump sum cash payment for COBRA continuation of medical and dental coverage for two years equal to the difference between the COBRA premium and coverage rates for active employees; (iii) a pro-rata portion of his annual cash bonus under the Bonus Plan for the year of termination; (iv) vesting of the balance of his SERP Cash Account (including interest accrued thereon); and (v) a one year window to exercise the stock options awarded to him in July 2011 in connection with his hiring.

Employment Agreements

The Company does not generally enter into formal employment agreements with its executive officers. In connection with hiring an executive officer, the Company does make written compensation offers and arrangements. It also has ESAs, described below, with its executive officers, which apply only if there is a termination of employment following a change in control of the Company. Executive officers may also receive post-employment benefits under the severance plans described below, with the exact amount dependent on the Company’s discretion.

Employment Security Agreements

The Company has ESAs with its executives, including the named executive officers and certain key employees. The ESAs provide severance benefits following certain terminations of employment occurring within two years of a change in control of the Company. The ESAs do not contain tax gross up provisions. Rather, payments and benefits payable to the executive will be reduced to the extent necessary if doing so would result in the executive retaining a larger after-tax amount, taking into account the income, excise and other taxes imposed on the payments and benefits. Please see the caption “Potential Payments Upon Termination or Change in Control of the Company—Termination of Employment Following a Change in Control — Employment Security Agreements” below for a discussion of the terms of the ESAs.

The Company believes that the protections afforded by the ESAs are a valuable incentive for attracting and retaining top managers. It believes that the ESAs are particularly important because the Company does not generally have employment agreements or long-term employment arrangements with its executives. The Company also believes that, in the event of an extraordinary corporate transaction, the ESAs could prove crucial to the Company’s ability to retain top management through the transaction process. In addition, the Company believes that the benefits provided under the ESAs represent fair and appropriate consideration for the agreement of the executives to the restrictive covenants in the ESAs that prohibit them from competing with the Company and from soliciting Company employees for 24 months following a termination of employment. The benefits provided under the ESAs were determined to be at levels appropriate and competitive with the benefits provided under similar arrangements of companies in the Company’s comparator group. The Committee, with the assistance of its independent compensation consultant, continues to monitor best practices with respect to ESAs.

Severance Plan

The Company maintains the Newell Rubbermaid Severance Plan (“Severance Plan”), the purpose of which is to provide continuation of base salary and health care benefits for a period of time in order to assist the former employee to transition to new employment. Eligibility for benefits is conditioned on an employee incurring an involuntary termination of employment under certain circumstances and agreeing to sign a general release of claims and to abide by certain non-competition, non-solicitation and confidentiality provisions. Under the Severance Plan applicable to the named executive officers, an employee who is eligible may receive salary continuation for the greater of: (i) three weeks for each year of service or (ii) 52 weeks. The amount of salary continuation is limited to two times the lesser of: (i) an employee’s annual compensation for the year prior to the termination or (ii) the maximum amount that may be taken into account under a qualified retirement plan pursuant to Section 401(a)(17) of the Internal Revenue Code for the year of termination ($265,000 for 2015). The employee may also receive medical coverage under COBRA until the earlier to occur of: (i) nine months after termination of employment or (ii) the date the employee is no longer eligible to participate in the group medical plan. Such coverage would be subsidized by the Company at the then existing active employee rates. The Company believes that appropriate severance benefits are important to attracting and retaining talented executives.

Burke Retirement Agreement

The Company entered into a Retirement Agreement and General Release with Mr. Burke on October 7, 2015 under which he would no longer serve as the Company’s Executive Vice President and Chief Operating Officer as of the end of 2015. While he remains employed through April 30, 2016, he no longer serves as Chief Operating Officer of the Company as of the end of 2015. Under the agreement, Mr. Burke is entitled to (i) base salary continuation for fifty-two (52) weeks after his retirement date (April 30, 2016) pursuant to the Newell Rubbermaid Inc. Severance Plan, or until Mr. Burke finds alternative employment, whichever comes first; (ii) continued coverage under the Company’s health and dental programs until January 30, 2017, at active employee rates; and (iii) retention of 1,700 time-based RSUs which are scheduled to vest in May 2016, with any other equity awards remaining subject to the retirement provisions set forth in the applicable award agreements, which provide that he will be eligible to receive a prorated portion of any such award on the original vesting date (and subject to the satisfaction of any applicable performance conditions) based on the number of full months served over the three-year vesting period. Mr. Burke’s agreement includes a customary non-compete covenant and a general release of claims. It is expected that in connection with the closing of the acquisition of Jarden Corporation, the Company and Mr. Burke will void the Retirement Agreement and General Release and Mr. Burke will be retained by the Company as its President of the Jarden group of businesses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)		Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)

Michael B. Polk, President and Chief Executive Officer	2015 2014 2013	$1,200,000 1,200,000 1,200,000	$— — —	$9,449,984 8,559,614 7,177,376	$2,962,150 1,839,240 1,712,400	(4) (4) (4)	$— — —	$775,079 752,705 763,673	$14,387,213 12,351,559 10,853,449

John K. Stipancich, Executive Vice President and Chief Financial Officer	2015 2014 2013	592,958 535,000 535,000	— 88,000 —	1,668,556 1,091,601 1,037,902	820,411 439,289 424,148		1,998 1,378 5,182	315,755 297,906 285,455	3,399,678 2,453,174 2,287,687

Mark S. Tarchetti, Executive Vice President, Chief Development Officer	2015 2014 2013	616,000 616,000 613,667	— 115,000 —	4,394,813 — 6,569,894	863,940 573,250 551,380		— — —	226,256 136,359 134,198	6,101,009 1,440,609 7,869,139

William A. Burke, III, Executive Vice President, Chief Operating Officer	2015 2014 2013	660,000 660,000 660,000	— — —	1,529,513 1,574,009 1,619,556	925,650 552,776 593,010		303,906 697,311 —	405,332 359,240 320,964	3,824,401 3,843,336 3,193,530

Paula S. Larson, Executive Vice President, Chief Human Resources Officer	2015 2014	536,250 525,000	— —	1,135,531 973,833	663,609 431,078		— —	126,845 100,481	2,462,235 2,030,392

(1)	Bonus Amounts. Mr. Stipancich was awarded a one-time cash bonus of $88,000 in consideration for his service as Interim Chief Financial Officer during 2014 during which time he also served as General Counsel and Corporate Secretary. He continued to serve as General Counsel and Corporate Secretary until April 1, 2015. In addition, Mr. Tarchetti was awarded a one-time cash bonus of $115,000 for his performance in 2014, primarily related to his role in the successful completion of the Ignite, bubba and Baby Jogger acquisitions.
(2)

Stock Awards. This column shows the grant date fair value of awards of time-based and performance-based RSUs granted to the executive officers in the years indicated computed in accordance with ASC 718. In February 2015, performance-based RSUs were awarded in the following amounts: Mr. Polk, 232,678 RSUs; Mr. Stipancich 25,129 RSUs; Mr. Burke, 23,035 RSUs; and Ms. Larson, 17,101 RSUs. The grant date fair values of these performance–based RSU awards whose performance metrics are dependent on the Company’s stock price are based on the probability of outcomes possible under the RSUs and the shares the recipient would receive under each of the outcomes. The value of performance-based RSUs whose performance metrics are not based on the Company’s stock price are determined using the closing price of the Company’s common stock on the date of grant. The values of the February 2015 performance-based RSUs on the grant date assuming that the performance condition will be achieved at the maximum level are $17,999,970, $1,943,979, $1,781,988 and $1,322,933, respectively. See the Stock-Based Compensation Footnote to the Consolidated Financial Statements contained in the Original 10-K Filing for the year ended

December 31, 2015 for an explanation of the assumptions made by the Company in the valuation of the awards shown in this column. Details regarding 2015 stock awards can be found in the table “2015 Grants of Plan-Based Awards.” Details regarding the 2015, 2014 and 2013 stock awards that are still outstanding can be found in the table “Outstanding Equity Awards At 2015 Fiscal Year-End.”
(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings. The amounts in this column represent the annual net increase (but not less than zero) in the present value of accumulated benefits under the SERP and the Company’s Pension Plan for the years ended December 31, 2015, 2014 and 2013 (the measurement dates for reporting purposes of these plans in the Company’s Form 10-K filings) for those named executive officers who participate in these plans. Mr. Stipancich’s amount includes $1,998 in above market earnings under the SERP Cash Account feature of the 2008 Plan. No other named executive officer participated in a plan with above-market earnings. Messrs. Polk, Tarchetti and Stipancich and Ms. Larson only participate in the SERP Cash Account feature of the 2008 Plan and do not participate in either the SERP or the Pension Plan. Mr. Burke participates in both the SERP and the Pension Plan. The present values of accumulated benefits under the SERP and Pension Plan were determined using assumptions consistent with those used for reporting purposes of these plans in the Company’s Form 10-K for each year, with no reduction for mortality risk before age 65. Please refer to Footnote (2) to the 2015 Pension Benefits table for additional information regarding the assumptions used to calculate the amounts in this column for 2015. This annual calculation may result in an increase or decrease in the present value of the future retirement benefits; however, in accordance with SEC regulations, only increases in present value are shown in the table, with the increases in 2015 due primarily to an additional year of service accrual under the SERP.
(4)	Reduction of Mr. Polk’s Award under the Bonus Plan. As described in the Compensation Discussion and Analysis section above, in connection with Mr. Polk’s Compensation Arrangement any amounts in excess of $165,000 for his personal use of Company-owned aircraft are required to be deducted from the amount to be paid to him under the Bonus Plan. As a result of this provision, the amounts paid to Mr. Polk under the Bonus Plans for 2015, 2014 and 2013 were reduced by $7,850, $46,620 and $50,532, respectively.

Salary. The “Salary” column of the Summary Compensation Table shows the salaries paid in the years indicated to each of the named executive officers. Salary increases, if any, for each year are generally approved in February of that year or in connection with the named executive officer’s promotion.

Bonus. The “Bonus” column of the Summary Compensation Table shows special bonus, guaranteed minimum bonuses under the Bonus Plan and similar one-time, lump-sum payments to the named executive officers paid during the year which are separate from Non-Equity Incentive Plan Compensation.

Stock Awards. The amounts in the “Stock Awards” column of the Summary Compensation Table consist of the grant date fair value of awards of RSUs in accordance with ASC 718 for each named executive officer.

Non-Equity Incentive Plan Compensation. The “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table shows the cash bonus the Company awarded under the Bonus Plan to each named executive officer. The Company pays all of these amounts, if any, in the month of March following the year in which they are earned. Additional explanation of the non-equity incentive plan compensation for each named executive officer appears above under the caption “Compensation Discussion and Analysis – Key Elements of Executive Compensation - Annual Incentive Compensation” and below in the footnotes to the 2015 Grants of Plan-Based Awards table.

All Other Compensation. The “All Other Compensation” column of the Summary Compensation Table reflects the following amounts for each named executive officer in 2015.

Name	Personal Use of Aircraft (1)	Other Perquisites and Personal Benefits (2)	401(k) Savings and Retirement Plan (3)	SERP Cash Account Credit (4)	Insurance Premiums (5)	Total
Michael B. Polk	$165,000	$36,000	$21,100	$547,401	$5,578	$775,079
John K. Stipancich	—	23,064	21,200	267,829	3,662	315,755
Mark S. Tarchetti	76,575	65,371	18,550	64,697	1,063	226,256
William A. Burke	61,316	22,713	23,850	291,472	5,981	405,332
Paula S. Larson	—	45,237	21,200	56,186	4,222	126,845

(1)	Personal Use of Aircraft. This column shows the estimated incremental cost to the Company in 2015 of providing personal use of Company-owned aircraft to Messrs. Polk, Burke and Tarchetti. The estimated cost of aircraft usage by the named executive officers is determined by multiplying flight hours by an average estimated hourly cost of operating the aircraft. The estimated hourly cost is calculated by taking into account variable expenses, such as fuel, equipment repair, supplies, pilot lodging, meals and transportation, airport services and aircraft catering. With respect to Mr. Polk, any amounts exceeding $165,000 are deducted from amounts to be paid to him under the Bonus Plan. Since the cost of providing personal use of Company-owned aircraft to Mr. Polk in 2015 was $172,850, the amount paid to him under the Bonus Plan was reduced by $7,850.
(2)	Other Perquisites and Personal Benefits. The amounts in this column consist of (a) monthly cash stipends paid to each named executive officer which may be used for the purchase or lease of a personal automobile and related insurance and maintenance, income tax preparation services, estate planning services, financial planning services or other perquisites; (b) moving expenses for Ms. Larson of $19,903; (c) all amounts paid by the Company for physical examinations of Messrs. Stipancich, Burke and Tarchetti, and Ms. Larson which are permitted pursuant to Company policy; and (d) aggregate payments of $36,436 to Mr. Tarchetti reflecting dividend equivalent payments he would have received through December 28, 2015 had he been granted time-based LTIP awards in February 2014 and February 2015.
(3)	401(k) Savings and Retirement Plan. This column shows the amount of all Company Matching Contributions and Retirement Savings Contributions made for 2015 under the 401(k) Plan on behalf of each named executive officer.
(4)	SERP Cash Account Credit. Each of the named executive officers is eligible to participate in the 2008 Plan, including the SERP Cash Account feature. This column shows the employer contribution for 2015 (exclusive of employee deferrals) which was credited to each named executive officer’s SERP Cash Account in March of 2016, as described below under “Deferred Compensation Plan - 2008 Plan.”
(5)	Insurance Premiums. This column shows all amounts paid by the Company on behalf of each named executive officer in 2015 for (a) life insurance premiums: Mr. Polk, $1,503; Mr. Stipancich, $722; Mr. Burke, $1,503; Ms. Larson, $1,179; and Mr. Tarchetti, $398; and (b) long-term disability insurance premiums: Mr. Polk, $4,075; Mr. Stipancich $2,940; Mr. Burke, $4,478; Ms. Larson, $3,043; and Mr. Tarchetti, $665.

2015 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number Of Shares Of Stock Or Units (#)(6)	Grant Date Fair Value of Stock Awards ($)(7)
Name	Grant Date	Threshold ($)(3)	Target ($)(4)	Maximum ($)(5)	Threshold (#)	Target (#)	Maximum (#)
Michael B. Polk	2/11/2015				—	232,678	465,356		9,449,984
	2/11/2015	—	1,800,000	3,600,000
John K. Stipancich	2/11/2015				—	25,129	50,258		1,020,589
	2/11/2015							16,752	647,967
	2/11/2015	—	497,219	994,438
William A. Burke	2/11/2015				—	23,035	46,070		935,543
	2/11/2015							15,356	593,970
	2/11/2015	—	561,000	1,122,000
Paula S. Larson	2/11/2015				—	17,101	34,202		694,540
	2/11/2015							11,401	440,991
	2/11/2015	—	402,188	804,376
Mark S. Tarchetti	2/11/2015	—	523,600	1,047,200
	12/28/2015					26,982	53,964		1,882,675
	12/28/2015					21,499	42,998		1,078,055
	12/28/2015							17,988	798,128
	12/28/2015							14,333	635,955

(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards. Potential payouts under the Bonus Plan were based on performance in 2015. Thus, the information in the “Target” and “Maximum” columns reflects the range of potential payouts when the performance goals were set in February 2015.
(2)	Estimated Future Payouts Under Equity Incentive Plan Awards. This column includes the number of performance-based RSUs granted in 2015 to the named executive officers under the LTIP. The target number of shares shown in the table reflects the number of shares that will be awarded if the three-year total performance and market conditions are met at the target level. Actual shares, if any, will be awarded in February 2018 (except with respect to 26,982 performance-based RSUs granted to Mr. Tarchetti on December 28, 2015, which will be awarded in February 2017) and may range from 0% to 200% of the target. For additional information on performance-based RSUs, see “Compensation Discussion and Analysis—Key Elements of Executive Compensation-Long-Term Incentive Compensation.”
(3)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards – Threshold Payout. Pursuant to the Bonus Plan, performance at or below a specific percentage of a target goal will result in no payment with respect to that performance goal. As a result, no payment is to be made under the Bonus Plan until a minimum performance level for a performance goal, or threshold, is exceeded, and performance above such level will result in a payment ranging from $1 to the maximum bonus amount related to such goal, depending upon the level at which the goal was attained. For an explanation of the payouts made under the Management Cash Bonus Plan with respect to 2015 performance, see “Compensation Discussion and Analysis – Key Elements of Executive Compensation-Annual Incentive Compensation.”
(4)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards – Target Payout. Under the Bonus Plan, the amounts shown in this column represent: for Mr. Polk, 150% of full year salary; for Messrs. Burke and Tarchetti, 85% of full year salary; for Mr. Stipancich 75% of his salary through February 10, 2015, and 85% of his salary for the remainder of the year; and for Ms. Larson, 75% of full year salary.
(5)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards – Maximum Payout. Under the Bonus Plan, the amounts shown in this column represent: for Mr. Polk, 300% of his full year salary; for Messrs. Tarchetti and Burke, 170% of full year salary; for Mr. Stipancich, 168% of full year salary; and for Ms. Larson, 150% of full year salary.
(6)	All Other Stock Awards: Number of Shares of Stock or Units. This column shows the number of time-based RSUs awarded to the named executive officers in 2015. For additional information on these awards, see “Compensation Discussion and Analysis – Key Elements of Executive Compensation - Long-Term Incentive Compensation.”
(7)	Grant Date Fair Value of Stock Awards. This column shows the grant date fair value of awards of RSUs granted to the named executive officers, computed in accordance with ASC 718 based on the target number of RSUs awarded. The amount represents the fair value based on the RSUs awarded, and the amount of expense the Company will recognize associated with these awards is subject to change based on the Company’s actual core sales and normalized EPS performance for the period January 1, 2015 to December 31, 2017. See Footnote 15, Stock-Based Compensation, of the Notes to Consolidated Financial Statements included in the Original 10-K Filing for an explanation of the assumptions made by the Company in valuing these awards.

Outstanding Equity Awards at 2015 Fiscal Year-End

	Option Awards (1)				Stock Awards
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)(2)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Michael B. Polk(5)	225,872	—	15.15	7/18/2021	160,994	7,096,616	608,331	26,815,230
John K. Stipancich(6)					47,286	2,084,367	68,381	3,014,234
William A. Burke(7)	10,000	—	30.37	2/6/2017	60,864	2,682,885	88,746	3,911,924
Paula S. Larson(8)					27,606	1,216,872	39,268	1,730,933
Mark S. Tarchetti(9)					55,220	2,434,098	82,830	3,651,146

(1)	Option Awards. All options were granted with exercise prices equal to the market value on the date of grant, based on the closing market price of the common stock for such date.
(2)	Number of Shares or Units of Stock That Have Not Vested. Represents all time-based RSU awards held by the named executive officer as of December 31, 2015. Except as described below, all time-based RSU awards awarded to the named executive officers vest on the third anniversary of the date of grant.
(3)	Market Value of Shares or Units of Stock That Have Not Vested. Represents the value of the number of shares of common stock covered by the time-based RSU awards valued using $44.08 (the closing market price of the Company’s common stock on December 31, 2015).
(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested. Represents the value of the number of shares of common stock covered by the performance-based RSU awards using $44.08 (the closing market price of the Company’s common stock on December 31, 2015). The value provided assumes the performance-based RSU awards pay out at target.
(5)	Vesting Dates — Polk. The vesting dates of the time-based RSU awards are as follows: February 6, 2016 (83,123 RSUs) and February 12, 2017 (77,871 RSUs). The vesting dates of the performance-based RSU awards are as follows: February 6, 2016 (193,953 RSUs), February 12, 2017 (181,700 RSUs) and February 11, 2018 (232,678 RSUs) .
(6)	Vesting Dates — Stipancich. The vesting dates of the time-based RSU awards are as follows: February 6, 2016 (15,468 RSUs), May 7, 2016 (1,700 RSUs), February 12, 2017 (13,366 RSUs) and February 11, 2018 (16,752 RSUs). The vesting dates of the performance-based RSU awards are as follows: February 6, 2016 (23,203 RSUs), February 12, 2017 (20,049 RSUs) and February 11, 2018 (25,129 RSUs).
(7)	Vesting Dates — Burke. The vesting dates of the time-based RSU awards are as follows: February 6, 2016 (24,535 RSUs), May 7, 2016 (1,700 RSUs), February 12, 2017 (19,273 RSUs) and February 11, 2018 (15,356 RSUs). The vesting dates of the performance-based RSU awards are as follows: February 6, 2016 (36,802 RSUs), February 12, 2017 (28,909 RSUs) and February 11, 2018 (23,035 RSUs).

(8)	Vesting Dates — Larson. The vesting dates of the time-based RSU awards are as follows: December 16, 2016 (4,281 RSUs), February 12, 2017 (11,924 RSUs) and February 11, 2018 (11,401 RSUs). The vesting dates of the performance-based RSU awards are as follows: February 12, 2017 (17,886 RSUs) and February 11, 2018 (17,101 RSUs). With respect to the remaining performance-based RSUs, since the stock price performance criteria with respect to 4,281 RSUs had been met as of December 31, 2015, the vesting date of these RSUs is December 16, 2016.
(9)	Vesting Dates — Tarchetti. The vesting dates of the time-based RSU awards are as follows: February 6, 2016 (22,899 RSUs), February 12, 2017 (5,996 RSUs), December 28, 2017 (5,996 RSUs), February 11, 2018 (9,555 RSUs) and December 28, 2018 (10,774 RSUs). The vesting dates of the performance-based RSU awards are as follows: February 6, 2016 (34,349 RSUs), February 12, 2017 (26,982 RSUs) and February 11, 2018 (21,499 RSUs).

2015 Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)(1)
Michael B. Polk	519,397	19,555,297
John K. Stipancich	62,659	2,413,363
Mark S. Tarchetti	100,503	3,805,044
William A. Burke	97,302	3,753,840
Paula S. Larson	8,562	386,831

(1)	Value Realized on Vesting. Represents the number of shares received upon vesting of RSUs, valued using the closing market price of the Company’s common stock on the relevant vesting date.

Retirement Plans

The Company provides its eligible executives in the U.S. with retirement benefits using a combination of the Newell Rubbermaid Inc. Pension Plan (the “Pension Plan”), the Newell Rubbermaid 401(k) Savings and Retirement Plan (the “401(k) Plan”), the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan (the “SERP”) and 2008 Deferred Compensation Plan (the “2008 Plan”).

2015 Pension Benefits

The Company provides defined benefit compensation under the SERP and Pension Plan for those named executive officers who participate in one or both of such plans (namely, Mr. Burke). This table shows: (1) the years of credited service for benefit purposes currently credited to Mr. Burke under the SERP and Pension Plan as of December 31, 2015; and (2) the current present value of the accumulated benefits payable under the SERP and Pension Plan to each named executive officer as of December 31, 2015 (if commencing at age 65).

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)(3)
William A. Burke	SERP	13 years, 1 month	2,114,633	—
	Pension Plan	2 years, 1 month	70,997	—

(1)	Years of Credited Service. The years of credited service for benefit purposes shown in this column for the SERP are calculated as of December 31, 2015, the measurement date used for reporting purposes in the Original 10-K Filing. The years of credited service for benefit purposes for the Pension Plan are through December 31, 2004, the effective date for which the Pension Plan discontinued future benefit accruals.

(2)	Present Value of Accumulated Benefit. The present value of accumulated benefits shown in this column are calculated as of December 31, 2015, the measurement date used for reporting purposes in the Original 10-K Filing. Assumptions used in determining these amounts include a 4.18% discount rate for the SERP, 4.25% discount rate for the Pension Plan and the RP 2014 White Collar Mortality with projection of mortality improvement using Scale MP 2015, consistent with assumptions used for reporting purposes in the Original 10-K Filing of the present value of accumulated benefits under the SERP and Pension Plan, except without reduction for mortality risk before age 65. See Footnote 13 to the Consolidated Financial Statements contained in the Original 10-K Filing for information regarding the assumptions used by the Company for reporting purposes. The present values for the SERP reflect an offset for the executive’s Social Security benefit, a Pension Plan benefit amount and the executive’s SERP Cash Account feature of the 2008 Plan. A discussion of the SERP appears below.
(3)	Payments During Last Fiscal Year. No named executive officer received payments from the SERP or Pension Plan during 2015.

SERP

The SERP is intended to offer competitive benefits to attract and retain executive talent and covers executives who were participants prior to January 1, 2007 (namely, Mr. Burke). Messrs. Polk, Tarchetti and Stipancich and Ms. Larson do not participate in the SERP.

Gross Benefit Formula. The SERP calculates a gross pension benefit payable at Normal Retirement Date (age 65) prior to applying certain benefit offsets. The gross SERP benefit formula for Mr. Burke is a monthly benefit equal to 1/12th of 67% of average compensation for the five consecutive years in which it was highest, reduced proportionately if years of credited service are less than 25. Effective April 1, 2013, the level of compensation and offsets used to determine benefits to be paid under the SERP were frozen. However, executives who participate in the SERP will continue to earn service for purposes of benefit accruals and vesting.

Compensation. Compensation for purposes of the gross SERP benefit formula generally includes base salary and management cash bonus amounts, paid prior to April 1, 2013. However, for an executive employed before January 1, 2006, the amount of bonus compensation for 2006 and through March 31, 2013, generally was adjusted to equal the amount that would have been received by him under the bonus plan in effect for 2005.

Social Security and Pension Benefit Offsets. The gross SERP benefit for Mr. Burke is reduced by his monthly primary Social Security benefit and Pension Plan benefit at age 65. The offset for the Pension Plan benefit is based on his marital status (i.e., a joint and 50% survivor annuity if married and a single life annuity if not married), includes the benefit he would have accrued by April 1, 2013 if the Company had not frozen new enrollment and benefit accruals under the Pension Plan effective December 31, 2004 and is applied without regard to his vested status in any actual Pension Plan benefit.

SERP Present Value, Cash Account Offset. Mr. Burke’s gross SERP benefit, as reduced by his foregoing Social Security and Pension Plan benefit amounts, is converted to a lump sum present value amount as of January 1st following the year of the executive’s termination of employment. The actuarial assumptions for this purpose are based on the discount rate and mortality assumptions used by the Company in its Form 10-K for pension expense reporting purposes for the year of the executive’s termination of employment, except using a unisex mortality table and without reduction for mortality risk before age 65. The lump sum amount is then reduced (to not less than zero) by the full balance as of April 1, 2013 (both vested and unvested amounts) of the participant’s SERP Cash Account under the 2008 Plan accumulated with earnings through the January 1st after the year of the executive’s termination of employment. The remaining SERP balance (if any) is transferred to the executive’s SERP Cash Account under the 2008 Plan, for the payout described below.

Benefit Entitlement. Mr. Burke becomes vested in his SERP benefit as follows: (1) upon employment on or after age 60, (2) upon involuntary termination with 15 years of credited service, (3) upon death during employment, (4) upon 15 years of credited service, if employed on the date of any sale of his affiliate or division of the Company, (5) “Rule of 75 Vesting”: upon retirement under the Company’s retirement guidelines, if generally the sum of his age and years of service is 75 or more and he is at least 55 years old with five years of service, is not terminated for cause and enters into certain restrictive covenants with the Company or (6) upon a change in control of the Company, as defined in the 2003 Stock Plan. Mr. Burke was not vested under the SERP as of December 31, 2015.

Time and Form of Benefit Payment. For SERP benefits accrued at a level of President or above, per the terms of the SERP an executive will receive his SERP benefit at the same time and in the same form as payment of his SERP Cash Account under the 2008 Plan (i.e., a lump sum or in annual installments not to exceed ten years). The payment or commencement of the SERP benefit will be in the year after the year of the executive’s termination of employment, but not sooner than six months after the date of such termination.

Forfeiture Events. An executive will forfeit the SERP benefit if his employment is terminated due to fraud, misappropriation, theft, embezzlement or intentional breach of fiduciary duty, he competes with the Company in the areas that it serves, he makes an unauthorized disclosure of trade or business secrets or privileged information, he is convicted of a felony connected with his employment or he makes a material misrepresentation in any document he provides to or for the Company.

Assumptions. The assumptions used in calculating the present value of the accumulated benefit under the SERP are set forth in Footnote (2) to the 2015 Pension Benefits table above.

Pension Plan

The Pension Plan is a tax-qualified pension plan covering all eligible U.S. employees of the Company. The Pension Plan was amended to cease future benefit accruals and to suspend the addition of any future participants for non-union employees, including the named executive officers, beginning on January 1, 2005. As a result, among the named executive officers, only Mr. Burke is a participant in the Pension Plan.

Benefit Formula. With respect to Mr. Burke, benefits were accrued at the rate of 1.37% of compensation not in excess of $25,000 for each year of service plus 1.85% of compensation in excess of $25,000. For purposes of the Pension Plan, compensation generally includes regular or straight-time salary or wages, up to the applicable Internal Revenue Code limits. Mr. Burke does not earn any additional pension benefits after December 31, 2004, however, he continues to earn years of service for vesting and early retirement eligibility purposes.

Retirement Benefit. Mr. Burke is not yet eligible for a normal or early retirement benefit under the Pension Plan. However, since he has completed five years of service, he is eligible for a deferred retirement benefit following termination of employment, beginning at age 65. Mr. Burke will become eligible for a reduced early retirement benefit at age 60 if he terminates employment with at least 15 years of vesting service.

Form of Benefit Payment. The benefit formula calculates the amount of benefit payable in the form of a monthly life annuity, which is the normal form of benefit for an unmarried participant. The normal form of benefit for a married participant is a joint and 50% survivor annuity, which provides a reduced monthly amount for the participant’s life with the surviving spouse receiving 50% of the reduced monthly amount for life.

Assumptions. The assumptions used in calculating the present value of accumulated benefits under the Pension Plan are set forth in Footnote (2) to the 2015 Pension Benefits table above.

401(k) Savings and Retirement Plan

In order to make up in part the Pension Plan benefits that stopped accruing as of December 31, 2004, the Company amended its 401(k) Plan to provide retirement contributions for eligible non-union participants beginning in 2005.

The Company makes retirement contributions to a participant’s account each year under the 401(k) Plan in accordance with the following schedule:

Age + Completed Years of Service	% of Covered Pay
Less than 40	2
40-49	3
50-59	4
60 or more	5

All retirement contributions become vested after three years of service, beginning on the participant’s date of hire. The retirement contributions made for each named executive officer are reflected in the “All Other Compensation” column of the Summary Compensation Table. All named executive officers, except Ms. Larson, are fully vested in the retirement contributions as of December 31, 2015.

2015 Nonqualified Deferred Compensation

This table shows the contributions made by each named executive officer and the Company in 2015, the earnings accrued on the named executive officer’s account balances in 2015 and the account balances at December 31, 2015 under the 2008 Plan.

Name	Name of Plan	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)(2)	Aggregate Earnings (Loss) in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)(4)	Aggregate Balance at Last FYE ($)(5)
Michael B. Polk	2008 Plan	—	547,401	(27,516)	—	2,168,332
John K. Stipancich	2008 Plan	—	267,829	22,625	—	1,123,001
Mark S. Tarchetti	2008 Plan	—	64,697	(3,115)	—	139,015
William A. Burke	2008 Plan	—	291,472	(62,518)	—	1,455,627
Paula S. Larson	2008 Plan	301,754	56,186	(8,486)	—	372,050

(1)	Executive Contributions in Last FY. In 2015, Ms. Larson deferred $301,754 of her 2014 bonus payable in 2015, as reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table (“SCT”) for fiscal year 2014.
(2)	Company Contributions in Last FY. For 2015, the Company credited each named executive officer’s SERP Cash Account with these amounts under the 2008 Plan in March 2016, as reported in the All Other Compensation column (herein, the “AOC” column) of the 2015 SCT.
(3)	Aggregate Earnings (Loss) in Last FY. The investment earnings/loss for 2015 reported in this column for each named executive officer is not included in the 2015 SCT, except that above market earnings of $1,998 earned by Mr. Stipancich under the SERP Cash Account feature of the 2008 Plan are reported in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the SCT.
(4)	Aggregate Withdrawals/Distributions. No named executive officers received withdrawals during 2015.
(5)	Aggregate Balance at Last FYE. The following amounts were reported in the SCT in prior years: Mr. Polk $1,512,801; Mr. Stipancich $483,081; Mr. Tarchetti $75,963; Mr. Burke $818,856; and Ms. Larson $22,595. All SERP Cash Account credits are reported in the AOC column of the SCT.

Deferred Compensation Plan

2008 Plan

Eligibility. All of the named executive officers are eligible to participate in the 2008 Plan.

Participant Contributions. For each calendar year, a participant can elect to defer up to 50% of his base salary and up to 100% of any cash bonus paid for the calendar year to the 2008 Plan. The deferred amounts are credited to an account established for the participant.

SERP Cash Account Feature—Basic Contribution. All named executive officers participate in the SERP Cash Account feature under the 2008 Plan. All named executive officers receive an annual basic contribution credit, as provided in the table below.

Age + Completed Years of Service	% of Eligible Compensation
Less than 40	6
40-49	7
50-59	8
60 or more	9

SERP Cash Account—Transition Contribution. Effective April 1, 2013, SERP Cash Account transition contributions were earned by all named executive officers, except for Mr. Tarchetti and Ms. Larson. The transition contribution is made to the SERP Cash Account for each named executive officer annually over a five year period. These transition contributions are made in addition to the basic 6% to 9% annual contributions described above. The transition contribution will vest on March 31, 2016 (or immediately for contributions made thereafter) as long as the executive is actively employed on such date. They will also vest upon death, disability or a change of control, as defined in the 2003 Stock Plan. Transition contributions are provided in the table below.

Named Executive Officer	% of Eligible Compensation
Michael B. Polk	11
William A. Burke	17
John K. Stipancich	20

Additional Contributions. The Company may make additional discretionary matching and retirement savings contributions for participants whose Company matching and retirement savings contributions to the Company’s 401(k) Savings and Retirement Plan are reduced due to their compensation deferrals under the 2008 Plan. Historically, the Company has made additional retirement savings contributions but not additional Company matching contributions. None of the named executive officers received such additional retirement savings contributions in 2015.

Compensation. Prior to April 1, 2013, compensation for purposes of the SERP Cash Account depended mainly on the executive’s employment date and participation date in the SERP Cash Account under the 2008 Plan.

Compensation for purposes of determining the SERP Cash Account basic contribution generally is the sum of (1) base salary paid during the calendar year over the IRS maximum compensation limit for qualified retirement plans and (2) management cash bonus (if any) paid in the same calendar year. Compensation for purposes of determining the SERP Cash Account transition contribution generally is the sum of (1) base salary paid during the calendar year and (2) management cash bonus (if any) paid in the same calendar year.

Vesting. Effective January 1, 2014, all active participants became 100% vested in their SERP Cash Account balances, except for the portion of their account attributable to SERP Cash Account transition contributions which will vest on March 31, 2016 as long as the executive is actively employed on such date, or upon death, disability or a change in control (as defined in the 2003 Stock Plan).

Investments. Each participant’s account is credited with earnings and losses based on investment alternatives made available in the 2008 Plan and selected by the participant from time to time.

Distributions. At the time a participant makes a deferral election, he or she must elect whether such amount is to be paid in a lump sum or in annual installments of not more than 10 years (five years in the case of in-service distributions). However, the participant’s account will be paid out in a lump sum upon termination of employment prior to attaining age 55. The SERP Cash Account will be paid out in a lump sum upon termination of employment for each named executive officer. The payment or commencement of the benefits will be made in the year after the year of the participant’s termination of employment, but not sooner than six months after the date of such termination. A participant also may elect, at the time of the participant’s initial deferral election, to have deferrals paid in January of any year during the participant’s employment, provided that the payment date is at least two years after the year for which the election is effective and amounts subject to such payment election will become payable upon the participant’s termination of employment.

In addition, upon a participant’s death, deferrals and Company contributions will be paid to beneficiaries in accordance with the participant’s payment election for amounts payable on a termination of employment. Upon a participant’s termination of employment within two years following a change in control of the Company (for Internal Revenue Code Section 409A purposes), the entire undistributed account under the 2008 Plan will be paid in a lump sum on the first business day of the seventh month following the participant’s termination of employment. A participant may also request a distribution as necessary to satisfy an unforeseeable emergency.

Potential Payments Upon Termination or Change in Control of the Company

The Company provides certain additional benefits to eligible employees upon certain types of termination of employment, including termination of employment following a change in control of the Company or only upon a change in control of the Company. All named executive officers are eligible for benefits under these circumstances as of December 31, 2015.

Termination of Employment Following a Change in Control

Employment Security Agreements

The Company has entered into ESAs with each current named executive officer, as well as with certain other key employees, to provide benefits upon certain terminations of employment following a change in control of the Company.

The ESAs provide for benefits upon either of two types of employment termination that occur within 24 months after a change in control of the Company: (i) an involuntary termination of the executive’s employment by the Company without “good cause”; or (ii) a voluntary termination of employment for “good reason.”

For purposes of the ESAs, a “change in control” generally means: (a) a person acquires 25% or more of the voting power of the Company’s outstanding securities; (b) a merger, consolidation or similar transaction that generally involves a change in ownership of at least 50% of the Company’s outstanding voting securities; (c) a sale of all or substantially all of the Company’s assets that generally involves a change in ownership of at least 50% of the Company’s outstanding voting securities; or (d) during any period of two consecutive years or less, the incumbent directors cease to constitute a majority of the Board.

Further, “good cause” exists under the ESAs if the executive in the performance of his or her duties engages in misconduct that causes material harm to the Company or the executive is convicted of a criminal violation involving fraud or dishonesty. Finally, “good reason” exists under the ESAs if there is a material diminution in the nature or the scope of the executive’s authority, duties, rate of pay or incentive or retirement benefits; the executive is required to report to an officer with a materially lesser position or title; the Company relocates the executive by 50 miles or more; or the Company materially breaches the provisions of the ESA. However, “good reason” will not exist if the Company’s reduction in benefits under an incentive or retirement plan is applicable to all other plan participants who are senior executives and either (1) the reduction is a result of an extraordinary decline in the Company’s earnings, share price or public image or (2) the reduction is done to bring the plan(s) in line with the compensation programs of comparable companies.

The benefits provided upon such a termination of employment include the following (which are quantified in the table that follows this discussion):

•	A lump sum severance payment equal to the sum of: (1) two times (three times in the case of Mr. Polk) the executive’s annual base salary, (2) two times (three times in the case of Mr. Polk) the executive’s bonus under the Bonus Plan and (3) a pro-rata portion of the executive’s bonus under the Bonus Plan for the year of the executive’s termination of employment.

•	All benefits under the SERP and the 2008 Plan (to the extent applicable to the named executive officer) become fully vested and the equivalent of the unvested portion of the executive’s benefits under the 401(k) Plan shall be paid in a lump sum.

•	All Company stock options held by the executive will remain exercisable until the earlier of three years thereafter or the remaining term of the options; all restrictions on any Company restricted securities and RSUs held by the executive will lapse; and all performance goals on Company performance-based awards will be deemed satisfied at the target level.

•	Continued medical coverage provided in the form of subsidized COBRA coverage that extends generally for 24 months, coverage under all other welfare plans generally for 24 months, outplacement services for six months and the payment of certain out-of-pocket expenses of the executive.

•	No gross-up payment will be made to cover any excise and related income tax liability arising under Sections 4999 and 280G of the Internal Revenue Code as a result of any payment or benefit arising under the ESA. Instead, the ESAs provide for a reduction in amounts payable so that no excise tax would be imposed. However, a reduction in payments will not occur if the payment of the excise tax would produce a greater overall net after-tax benefit.

The ESAs contain restrictive covenants that prohibit the executive from (1) associating with a business that is competitive with any line of business of the Company for which the executive provided services, without the Company’s consent and (2) soliciting the Company’s agents and employees. These restrictive covenants remain in effect for two years following any termination of the executive’s employment.

Stipancich Employment Security Agreement

In addition to the provisions described above, under Mr. Stipancich’s ESA, in the event he is terminated in the absence of a change in control for any reason other than good cause through February 11, 2018, he is entitled to a lump sum payment comprised of (i) severance pay equal to the lesser of two times (a) his annual salary, or (b) the maximum amount that may be taken into account under a qualified retirement plan pursuant to Internal Revenue Code Section 401(a)(17) for the year of his termination (for 2015 this amount is $265,000); and (ii) a prorated portion of his target bonus based on the number of days worked in the year of termination. In addition, he would be allowed to retain any stock options or restricted stock units that would vest during the 24 month period following his termination. He would have one year following his termination to exercise any vested options, and any performance-based RSUs that would vest during the 24 month period would be subject, and vest according to, the satisfaction of any performance criteria applicable to such RSUs. He would also be entitled to continued medical coverage provided in the form of subsidized COBRA coverage for 12 months and outplacement services for 12 months.

2010 Stock Plan and 2013 Incentive Plan

If any awards under the 2010 Stock Plan or the 2013 Incentive Plan are replaced with equivalent equity awards upon a change in control, then upon a termination of employment without good cause or for good reason within two years following the change in control, all such awards become fully exercisable and all restrictions applicable to such awards will terminate or lapse.

SERP/2008 Plan

See the discussion under “2015 Pension Benefits – SERP” and “2015 Nonqualified Deferred Compensation – 2008 Plan” for an explanation of the benefits payable to a named executive officer upon the executive’s termination of employment in connection with a change in control. For purposes of the SERP and 2008 Plan, a “change in control” is determined under the 2003 Stock Plan. See 2003 and 2010 Stock Plans and 2013 Incentive Plan below.

Mr. Polk’s Compensation Arrangement

Under Mr. Polk’s Compensation Arrangement and ESA, the benefits payable to him upon his termination of employment following a change in control (or generally upon a change in control) are governed exclusively by the ESA, 2010 Stock Plan, 2013 Incentive Plan and 2008 Plan. Mr. Polk’s general severance benefits under his Compensation Arrangement apply only upon his qualifying termination of employment prior to a change in control. For additional information, see “Compensation Discussion and Analysis—Michael Polk’s Compensation Arrangement.”

Termination of Employment—No Change in Control

Company Severance Plan

As described above under the caption “Compensation Discussion and Analysis – Severance Plan”, the Company has a severance plan that provides benefits to non-union employees, including the named executive officers (except for Mr. Polk), who are involuntarily terminated without cause due to a plant closing, layoff or reduction in force, or other similar reason.

Under the Severance Plan applicable to the named executive officers, an employee who is eligible may receive salary continuation for the greater of: (i) three weeks for each year of service or (ii) 52 weeks. The amount of salary continuation is limited to two times the lesser of: (i) an employee’s annual compensation for the year prior to the termination or (ii) the maximum amount that may be taken into account under a qualified retirement plan pursuant to Section 401(a)(17) of the Internal Revenue Code for the year of termination ($265,000 for 2015). The employee may also receive medical coverage under COBRA until the earlier to occur of: (i) nine months after termination of employment or (ii) the date the employee is no longer eligible to participate in the group medical plan. Such coverage would be subsidized by the Company at the then existing active employee rates.

2003 and 2010 Stock Plans and 2013 Incentive Plan

The following applies to stock options and RSUs issued under the 2003 Stock Plan, 2010 Stock Plan and 2013 Incentive Plan upon termination of employment, retirement generally and under the Company’s retirement guidelines, death or disability.

Stock Options: In general, if an individual’s employment terminates for any reason other than death, disability or retirement, then all of his or her options expire on, and cannot be exercised after, the date of his or her termination. However, if the individual’s employment terminates due to death or disability, then all outstanding options fully vest and continue to be exercisable for one year following his or her termination (or the expiration of the term of the option, if earlier).

With respect to the 225,872 stock options awarded to Mr. Polk in 2011 pursuant to his Compensation Arrangement (all of which vested in 2014), in addition to the above, if he is involuntarily terminated (except for good cause or violation of the Company’s Code of Business Conduct and Ethics); voluntarily terminates his employment for good reason; or if he retires after he reaches the age of 55 and has at least five years of service, then all such outstanding options would continue to be exercisable for one year following his termination (or the expiration of the term of the option, if earlier). If the sum of his age and years of service at retirement is at least 65 but less than 70, his options remain exercisable for five years following his termination (or the expiration of the term of the option, if earlier), and if the sum of his age and years of service at retirement is at least 70, his options remain exercisable for 10 years following his termination (or the expiration of the term of the option, if earlier).

Restricted Stock Units (RSUs): In general, if a named executive officer’s employment terminates for any reason other than death, disability or retirement, then his or her RSUs that have not yet vested are forfeited. However, if the named executive officer’s employment terminates due to death or disability, then all restrictions lapse, and all RSUs fully vest, on the date of his or her termination.

With respect to RSUs granted prior to 2014, if the named executive officer’s employment terminates due to retirement, under the Company’s retirement guidelines, a portion of the unvested RSUs become vested if the individual is at least age 55 with five years of service, is not terminated for cause, enters into certain restrictive agreements with the Company, and meets certain age and service requirements, depending upon the date and nature of the grant, in accordance with the following table:

Qualification	Time-Based RSUs	Performance-Based RSUs
Age 65, or sum of age and years of service is at least 75	100% of any awards made at least 12 months from date of retirement, plus 100% of pro-rata value of any award made less than 12 months prior to retirement.	Awards continue to vest per the terms of the award agreement and are paid based on actual Company performance. At the end of the vesting period, (i) eligible for 100% vesting of awards that were awarded at least 12 months from date of retirement and (ii) eligible for 100% of pro-rata value of any awards that were awarded less than 12 months from date of retirement.

Sum of age and years of service is at least 70 but less than 75	75% of pro-rata value	Awards will continue to vest per the terms of the award agreement and are paid based on actual Company performance. At the end of the vesting period, eligible for 75% of pro-rata value of award that vested per the agreement.

Sum of age and years of service is at least 65 but less than 70	50% of pro-rata value	Awards will continue to vest per the terms of the award agreement and are paid based on actual Company performance. At the end of the vesting period, eligible for 50% of pro-rata value of award that vested per the agreement.

Sum of age and years of service is at least 60 but less than 65	25% of pro-rata value	Awards will continue to vest per the terms of the award agreement and are paid based on actual Company performance. At the end of the vesting period, eligible for 25% of pro-rata value of award that vested per the agreement.

Beginning with RSUs granted in 2014, if the individual’s employment terminates due to retirement (i) at age 60 or later; or (ii) at age 55 or later with at least ten years of service, any unvested time-based and performance-based RSUs granted more than 12 months prior to the date of retirement will be pro-rated by dividing the full number of months worked since the grant date by 36. The pro-rated awards will be paid out at the end of the original vesting schedule. Any RSUs granted less than 12 months from the date of retirement will be forfeited.

Additional Provisions: The Board may condition the grant of an equity award upon the executive entering into one or more agreements with the Company not to compete with, or solicit the customers or employees of, the Company. Further, in the event of termination of the executive’s employment with the Company generally without cause, the Board has the discretion to accelerate the date as of which any stock option may become exercisable or to accelerate the date as of which the restrictions will lapse with respect to RSUs or other awards. Further, additional provisions may apply under the terms of the executive’s individual award letter.

Management Cash Bonus Plan

Under the Company’s retirement guidelines, an executive will be eligible for a bonus payment based on his or her current year eligible earnings and paid at the normal bonus timetable, subject to attainment of his or her annual performance goals, if the individual is at least age 55 with five years of service, is not terminated for cause, enters into certain restrictive agreements with the Company and the sum of his or her age and years of service is at least 60.

SERP/2008 Deferred Compensation Plan

Effective January 1, 2014, all active participants in the 2008 Plan became fully vested in their SERP Cash Account balances, except for the portion of their account attributable to SERP Cash Account transition contributions, which will become fully vested if the executive is actively employed on March 31, 2016, or upon death, disability or a change in control (as defined in the 2003 Stock Plan) prior to March 31, 2016. The vesting provisions that apply to a named executive officer’s benefits under the SERP can depend on the circumstances under which his employment terminates. See the discussion under the caption “Retirement Plans.”

Mr. Burke is the only named executive officer participating in the SERP. Assuming a termination of his employment on December 31, 2015 for reasons other than death, he would not be entitled to a SERP benefit. However, upon a termination of employment on December 31, 2015 due to death he would be entitled to a special preretirement death benefit, in lieu of any retirement benefit under the SERP.

Under the 2008 Plan, assuming a termination of employment on December 31, 2015 due to death or disability, each current named executive officer would be entitled to the entire balance of their 2008 Plan account as reported in the “Aggregate Balance at Last FYE” column of the 2015 Nonqualified Deferred Compensation table.

Mr. Polk Compensation Arrangement

For additional information regarding Mr. Polk’s Compensation Arrangement and the benefits payable to him in the event he is involuntarily terminated except for good cause prior to a change in control or voluntarily terminates for good reason, see “Compensation Discussion and Analysis—Michael Polk’s Compensation Arrangement.”

Mr. Stipancich Employment Security Agreement

For additional information regarding the benefits payable to Mr. Stipancich in the event he is involuntarily terminated except for good cause prior to a change in control see “Stipancich Employment Security Agreement” above.

Change in Control Only—No Termination of Employment

2003 and 2010 Stock Plans and 2013 Incentive Plan

Under the 2003 Stock Plan, upon a change in control of the Company, all options issued under the plan would continue to be exercisable by their terms. This benefit does not require any termination of employment. Under the 2010 Stock Plan and the 2013 Incentive Plan (with respect to awards granted prior to 2015), upon a change in control of the Company, (1) all awards that are subject to performance goals become fully exercisable or vested, without restriction, as though the performance goals were met at the level that provides for a target payout and (2) all other awards that are not replaced with equivalent equity awards become fully exercisable or vested without restriction. Awards that are earned but not paid become immediately payable in cash. These benefits do not require any termination of employment. Beginning in 2015, performance-based RSUs granted under the 2013 Incentive Plan no longer will vest without restriction unless not replaced with equivalent equity awards.

For purposes of the above plans, a “change in control” generally has the same meaning as applicable for the ESAs. See “Employment Security Agreements” above.

SERP/2008 Deferred Compensation Plan

Effective January 1, 2014, all active participants in the 2008 Plan became fully vested in their SERP Cash Account balances, except for the portion of their account attributable to SERP Cash Account transition contributions, which will fully vest if the executive is actively employed on March 31, 2016, or upon death, disability or a change in control prior to March 31, 2016. A named executive officer’s benefits under the SERP will become fully vested upon a change in control of the Company. For purposes of the SERP and 2008 Plan, a “change in control” has the same meaning as applicable under the 2003 Stock Plan. For purposes of the 2003 Stock Plan, a “change in control” generally has the same meaning as applicable for the ESAs.

Additional Benefits for Termination or Change in Control Scenarios

The tables set forth below quantify the additional compensation and benefit amounts that would be payable to each named executive officer under the change in control and/or termination of employment scenarios described above if such events occurred as of December 31, 2015.

Termination of Employment Following a Change in Control

The amounts set forth in this table would be payable to or for each named executive officer, assuming a change in control of the Company and termination of employment of the named executive officer on December 31, 2015.

Name	Michael B. Polk	John K. Stipancich	Mark S. Tarchetti	William A. Burke	Paula S. Larson
Three/Two Times Base Salary	$3,600,000	$1,200,000	$1,232,000	$1,320,000	$1,080,000

Two/Three Times Target Bonus	5,400,000	1,020,000	1,047,200	1,122,000	810,000
Prorata Bonus	1,800,000	510,000	523,600	561,000	405,000
Accrued Unvested Retirement Benefits—SERP(1)	—	—	—	2,259,932	—
Accrued Unvested Retirement Benefits—SERP Cash Account(2)	941,139	579,049	—	599,091	—
Accrued Unvested Retirement Benefits—401(k) Plan	—	—	—	—	20,560
Value of Unvested Restricted Stock Units(3)	33,911,846	5,098,601	6,085,244	6,594,809	2,947,805
Welfare Benefits for Severance Period(4)	13,416	13,416	13,416	13,416	13,416
Outplacement Services (6 mos.)	7,500	7,500	7,500	7,500	7,500
Reduction (§280G)(5)		(1,362,262)

Total	$45,673,901	$7,066,304	$8,908,960	$12,477,748	$5,284,281

(1)	Accrued Unvested Retirement Benefits—SERP. The amount in this row is the present value of the accumulated unvested benefit payable to Mr. Burke under the SERP as of December 31, 2015. Assumptions used in determining this amount include a 4.0% discount rate and the RP-2014 White Collar Mortality with projection of mortality improvement using Scale 2014, except without reduction for mortality risk before age 65, which are the actuarial assumptions to determine present value under the SERP assuming termination of employment on December 31, 2015. See “Retirement Plans—SERP,” above.
(2)	Accrued Unvested Retirement Benefits—SERP Cash Account. All named executive officers are vested in their respective SERP Cash Accounts. The amounts shown above represent Transition SERP Cash Contributions for each of Messrs. Polk, Burke and Stipancich (including contributions for 2015 credited in 2016) which would not otherwise vest until March 31, 2016.
(3)	Value of Unvested Restricted Stock Units. Amounts in this row represent the value of the RSUs that would vest upon a change in control and termination of employment on December 31, 2015, with performance-based RSUs payable at target. The value of the RSUs is based on the closing market price of the Company’s common stock on December 31, 2015 ($44.08).
(4)	Welfare Benefits for Severance Period. Amounts in this row consist of projected premiums for life, medical, dental, vision, accidental death and disability and disability policies, reduced by the amount of projected employee premiums and employee paid administrative charges, during the 24 month severance period for each named executive officer.
(5)	Payment Reduction (§280G). Amounts in this row reflect the value, if any, of the reduction in payments to avoid any excise tax liability arising under Sections 4999 and 280G of the Internal Revenue Code, which applies to the named executive officers under their respective ESAs. However, for Mr. Polk, a reduction in payments would not occur for 2015 under his ESA because the payment of an excise tax of $6,187,249 would produce a greater overall net after-tax benefit to him. Similarly, for Mrs. Larson, an excise tax of $672,893 would produce a greater overall net after-tax benefit to her.

Death, Disability or Termination of Employment, Without a Change in Control

The amounts set forth in this table would be payable to or for each named executive officer, assuming no change in control of the Company and that the named executive officer terminated employment on December 31, 2015, including on account of death, disability or retirement.

Name	Michael B. Polk	John K. Stipancich	Mark S. Tarchetti	William A. Burke	Paula S. Larson
Continued Salary(1)	$2,400,000	$530,000	$616,000	$660,000	$540,000
Target Bonus(2)	1,800,000	510,000	—	—	—
Continued Health Payment/Coverage(3)	13,416	5,031	5,031	5,031	5,031
Value of Unvested Restricted Stock Units(4)	33,911,846	5,098,601	6,085,244	6,594,809	2,947,805
SERP Benefits(5)	—	—	—	2,523,804	—
SERP Cash Account Benefits(6)	2,168,332	1,123,001	139,015	1,455,627	77,839

(1)	Continued Salary. Under Mr. Polk’s Compensation Agreement, he would receive 24 months of salary continuation upon his involuntary termination of employment except for good cause or voluntary termination for good reason. Under his ESA, Mr. Stipancich would receive a lump sum payment equal to the lesser of two times (a) his annual salary, or (b) the maximum amount that may be taken into account under a qualified retirement plan pursuant to Internal Revenue Code Section 401(a)(17) for the year of his termination (for 2015 this amount is $265,000). For all other named executive officers, amounts in this row are payable pursuant to the Company’s severance plans, assuming 12 months of severance, which is consistent with the Company’s actual practice in granting severance to executives with levels of service similar to those of the named executive officers.
(2)	Target Bonus. Under Mr. Polk’s Compensation Arrangement, he would be eligible for a pro-rated annual cash bonus for the year of his involuntary termination of employment except for good cause or voluntary termination for good reason (which is estimated in the table using a 100% achievement percentage). Under Mr. Stipancich’s ESA, he would be eligible for a pro-rated annual cash bonus for the year of his involuntary termination of employment except for good cause (which is estimated in the table using a 100% achievement percentage). For all other named executive officers, no executive would be entitled to a bonus for the year of their termination of employment.
(3)	Continued Health Payment/Coverage. Under Mr. Polk’s Compensation Arrangement, upon his involuntary termination of employment except for good cause or voluntary termination for good reason, he would receive a lump-sum cash payment for COBRA continuation of medical and dental benefits for 24 months equal to the difference between the COBRA premium and coverage rates for active employees. For all other named executive officers, amounts in this row reflect continued health benefits pursuant to the Company’s severance plans.
(4)	Value of Unvested Restricted Stock Units. Amounts in this row represent the value of the RSUs that would vest upon death or disability on December 31, 2015 pursuant to the terms of the grant award, with performance-based RSUs payable at target. The value of the RSUs is based on the closing market price of the Company’s common stock on December 31, 2015 ($44.08).
(5)	SERP Benefits. Mr. Burke is the only named executive officer employed as of December 31, 2015 who participates in the SERP. The amount above represents the death benefit payable under the SERP in the event of his death on December 31, 2015.
(6)	SERP Cash Account Benefits. All active participants are fully vested in their SERP Cash Account balances except for the portion of their account attributable to SERP Cash Account transition contributions. Under Mr. Polk’s Compensation Arrangement, upon his involuntary termination of employment except for good cause or voluntary termination for good reason, or upon his death or disability, he would become fully vested in his SERP Cash Account balance, including his transition contributions, as shown in the table as of December 31, 2015. For all other named executive officers, amounts in this row represent the death or disability benefit payable under the SERP Cash Account on account of death or disability on December 31, 2015.

Change in Control—No Termination of Employment

The amounts set forth in the following table would be payable to or for each named executive officer, assuming a change in control of the Company on December 31, 2015.

Name	Michael B. Polk	John K. Stipancich	Mark S. Tarchetti	William A. Burke	Paula S. Larson
Value of Unvested Restricted Stock Units(1)	33,911,846	5,098,601	6,085,244	6,594,809	2,947,805
Accrued Unvested Retirement Benefits—SERP(2)	—	—	—	2,259,932	—
Accrued Unvested Retirement Benefits—SERP Cash Account(3)	941,139	579,049	—	599,091	—
Reduction (§280G)(4)	(5,634,034)	—	—	—	—

(1)	Value of Unvested Restricted Stock Units. Amounts in this row represent the value of RSUs that would vest upon a change in control on December 31, 2015, with performance-based RSUs payable at target. The value of the RSUs is based on the closing market price of the Company’s common stock on December 31, 2015 ($44.08).
(2)	Accrued Unvested Retirement Benefits—SERP. Please refer to Footnote (1) of the Termination of Employment Following a Change in Control table for additional information regarding amounts in this row.

(3)	Accrued Unvested Retirement Benefits—SERP Cash Account. Please refer to Footnote (2) of the Termination of Employment Following a Change in Control table for a description of the amounts in this row.
(4)	Payment Reduction (§280G). Amounts in this row reflect the value, if any, of the reduction in payments to avoid any excise tax liability arising under Sections 4999 and 280G of the Internal Revenue Code.

2015 Director Compensation

This table discloses all compensation provided to each non-employee director of the Company in 2015.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Thomas E. Clarke	$119,000	$129,968	$248,968
Kevin C. Conroy	102,500	129,968	232,468
Scott S. Cowen	115,000	129,968	244,968
Michael T. Cowhig	300,000	129,968	429,968
Elizabeth Cuthbert-Millett	50,000	0	50,000
Domenico De Sole	102,500	129,968	232,468
Jose Ignacio Perez-Lizaur	102,500	129,968	232,468
Cynthia A. Montgomery	115,000	129,968	244,968
Christopher D. O’Leary	115,000	129,968	244,968
Steven J. Strobel	122,500	129,968	252,468
Michael A. Todman	102,500	129,968	232,468
Raymond G. Viault	102,500	129,968	232,468

(1)	Includes all meeting and retainer fees paid or deferred pursuant to the Company’s 2008 Plan.
(2)	Stock Awards. The amount in this column reflects the grant date fair value of the award of 3,287 RSUs to each director on May 13, 2015 computed in accordance with ASC 718. The RSUs vest on the earlier of: (i) the first anniversary of the date of the grant; or (ii) the date immediately preceding the date of the annual meeting of stockholders in the following year. The number of RSUs granted to each non-employee director was determined by dividing $130,000 by the fair market value of a share of common stock on the date of grant, $39.54. In addition to the RSUs shown in the table, the following directors have the following number of options outstanding as of December 31, 2015: Dr. Clarke, 11,066; Dr. Cowen, 11,066; Mr. Cowhig, 11,066; Mr. De Sole, 10,000; Dr. Montgomery, 11,066; Mr. Strobel, 15,066; Mr. Todman, 15,353; and Mr. Viault, 11,066.

Non-employee directors of the Company are paid an annual cash retainer of $105,000 (the Chairman, Mr. Cowhig, is paid an annual retainer of $300,000). Additional annual cash retainers are paid to Committee Chairpersons as follows: Audit Committee, $20,000; Finance Committee, $15,000; Nominating/Governance Committee, $15,000; and Organizational Development & Compensation Committee, $18,000. Each director is eligible to participate in the Company’s 2008 Plan and is permitted to defer up to 100% of director fees under the terms of that plan. Non-employee directors also receive an annual RSU award valued at $130,000, with the number of RSUs determined by the fair market value of a share of the Company’s common stock on the date of grant. The RSU award is typically made in May of each year and vests the earlier of: (i) the first anniversary of the date of the grant; or (ii) the date immediately preceding the date of the annual meeting of stockholders in the following year. The 2013 Incentive Plan provides for discretionary grants to non-employee directors of stock options, stock awards and stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

CERTAIN BENEFICIAL OWNERS

As of February 16, 2016, the only persons or groups that are known to the Company to be the beneficial owners of more than five percent of the outstanding common stock are:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding

Capital International Investors 11100 Santa Monica Boulevard 16th Floor, Los Angeles, CA 90025	24,555,654	9.1	%(1)
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	21,988,173	8.2	%(2)
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	19,956,010	7.5	%(3)

(1)	As reported in a statement on Schedule 13G/A filed with the SEC on February 12, 2016 by Capital International Investors. According to the filing, Capital International Investors has sole voting power over 23,538,420 of such shares and sole dispositive power over 24,555,654 of such shares. Capital International Investors is a division of Capital Research and Management Company.
(2)	As reported in a statement on Schedule 13G/A filed with the SEC on February 11, 2016 by The Vanguard Group, Inc. According to the filing, The Vanguard Group, Inc. has sole voting power over 490,012 of such shares, shared voting power over 28,100 of such shares, sole dispositive power over 21,459,103 of such shares and shared dispositive power over 529,070 of such shares.
(3)	As reported in a statement on Schedule 13G/A filed with the SEC on January 27, 2016 by BlackRock, Inc. According to the filing, BlackRock, Inc. has sole voting power over 17,436,961 of such shares and sole dispositive power over 19,956,010 of such shares.

The following table sets forth information as to the beneficial ownership of shares of common stock of each director, including each nominee for director, and each named executive officer and all directors and executive officers of the Company, as a group. Except as otherwise indicated in the footnotes to the table, each individual has sole investment and voting power with respect to the shares of common stock set forth.

Name of Beneficial Owner	Common Stock Beneficially Owned on February 15, 2016
	Number of Shares		Percent of Class Outstanding
Thomas E. Clarke	61,491	(1)		*
Kevin C. Conroy	20,244			*
Scott S. Cowen	81,547	(1)(2)		*
Michael T. Cowhig	60,323	(1)		*
Domenico De Sole	50,332	(1)		*
Jose Ignacio Perez-Lizaur	8,860			*
Cynthia A. Montgomery	52,538	(1)		*
Christopher D. O’Leary	100			*
Michael B. Polk	1,072,230	(1)(3)		*
Steven J. Strobel	59,491	(1)		*
Michael A. Todman	57,438	(1)		*
Raymond G. Viault	70,966	(1)		*
John K. Stipancich	80,902			*
William A. Burke	199,541	(1)		*
Paula S. Larson	11,410			*
Mark S. Tarchetti	164,179			*
All directors and executive officers as a group	2,051,492	(1)		*

*	Represents less than 1% of the Company’s outstanding common stock.
(1)	Includes shares issuable pursuant to stock options and RSUs currently exercisable or exercisable or vesting within 60 days of February 15, 2016 as follows: Dr. Clarke, 11,066 shares; Dr. Cowen, 5,353 shares; Mr. Cowhig, 11,066 shares; Mr. De Sole, 10,000 shares; Mr. Polk, 225,872 shares; Mr. Strobel, 15,066 shares; Mr. Todman, 15,353 shares; Mr. Viault, 11,066 shares; Mr. Burke, 10,000 shares; and all directors and executive officers as a group, 314,842 shares.
(2)	Includes 1,220 shares owned by Dr. Cowen’s wife.
(3)	Includes 251,432 shares held in grantor retained annuity trusts and 19,257 shares held in trusts for the benefit of Mr. Polk’s children.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2015, relating to equity compensation plans of the Company under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders	4,093,372	$20.35	52,729,556
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL:	4,093,372	$20.35	52,729,556

(1)	The number shown in column (a) is the number of shares that, as of December 31, 2015, may be issued upon exercise of outstanding options (1,182,235 options outstanding as of December 31, 2015) and vesting of RSUs (2,911,137 RSUs outstanding as of December 31, 2015) under the stockholder-approved 2013 Incentive Plan, the 2010 Stock Plan and the 2003 Stock Plan. The 2,911,137 RSUs are comprised of 1,180,881 time-based RSUs and 1,730,256 performance-based RSUs. 1,704,272 of the performance-based RSUs, depending on the level of achievement of specified performance and market conditions, may be adjusted up to a maximum payout of 200%, or down to a minimum payout of 0% of the number of performance-based RSUs granted. This column assumes that the performance-based RSUs pay out at target, or 100%.
(2)	The price shown in column (b) is the weighted-average exercise price of outstanding stock options (excludes RSUs, which vest at no cost to participants).
(3)	The amount shown in column (c) is the number of shares that, as of December 31, 2015, may be issued upon exercise of options and other equity awards that may be granted in the future under the 2013 Incentive Plan. Every share issued pursuant to an RSU award under the 2013 Incentive Plan decreases availability under such plan by 3.5 shares. For purposes of this column, the number of performance-based RSUs, whose vesting ranges from 0% to 200% of performance-based RSUs granted, reflects the maximum potential achievement of 200% of such of outstanding performance-based RSUs, or the use of 11,918,935 securities available for issuance under the 2013 incentive plan. In the event the performance-based RSUs granted under the 2013 Incentive Plan pay out at target, or 100%, the number of securities available for future issuance under the 2013 Incentive Plan would be approximately 58.7 million.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

INFORMATION REGARDING BOARD OF DIRECTORS AND COMMITTEES

AND CORPORATE GOVERNANCE

General

The Board has adopted the “Newell Rubbermaid Inc. Corporate Governance Guidelines.” The purpose of these guidelines is to ensure that the Company’s corporate governance practices enhance the Board’s ability to discharge its duties on behalf of the Company’s stockholders. The Corporate Governance Guidelines are available under the “Corporate Governance” link on the Company’s website at www.newellrubbermaid.com and may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at Three Glenlake Parkway, Atlanta, Georgia 30328.

Director Independence

Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director independence in February 2016. During this review, the Board considered whether or not each director has any material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and has otherwise complied with the requirements for independence under the applicable NYSE rules.

As a result of these reviews, the Board affirmatively determined that all of the Company’s current directors are “independent” of the Company and its management within the meaning of the applicable NYSE rules and under the standards set forth in the Corporate Governance Guidelines, with the exception of Michael B. Polk. Mr. Polk is not considered an independent director because of his employment as President and Chief Executive Officer of the Company.

Committees

Audit Committee. The Audit Committee, whose Chair is Mr. Strobel and whose other current members are Dr. Montgomery, Mr. Perez-Lizaur, Mr. Todman and Mr. Viault, met 11 times during 2015. The Board has affirmatively determined that each current member of the committee is an “independent director” for purposes of the Audit Committee under the applicable SEC regulations, the applicable NYSE rules and the Company’s Corporate Governance Guidelines. Further, the Board has affirmatively determined that each of Mr. Strobel, Mr. Todman and Mr. Viault is qualified as an “audit committee financial expert” within the meaning of the applicable SEC regulations.

Finance Committee. The Finance Committee is chaired by Dr. Cowen. Other current members are Dr. Clarke, Mr. Strobel, Mr. Todman and Mr. Viault. The Finance Committee met eight times in 2015, which includes meetings related to the recently announced agreement to acquire Jarden. The Board has affirmatively determined that each member of the Finance Committee is an “independent director” within the meaning of the applicable NYSE rules and the Company’s Corporate Governance Guidelines.

Organizational Development & Compensation Committee. The Organizational Development & Compensation Committee, whose Chair is Dr. Clarke and whose other current members are Mr. Conroy, Dr. Cowen, Mr. De Sole and Mr. O’Leary met seven times during 2015. The Board has affirmatively determined that each member of the committee is an “independent director” for purposes of the Organizational Development & Compensation Committee under the applicable SEC regulations, the applicable NYSE rules and the Company’s Corporate Governance Guidelines.

Nominating/Governance Committee. The Nominating/Governance Committee, whose Chair is Dr. Montgomery and whose other current members are Mr. Conroy, Mr. De Sole, Mr. O’Leary and Mr. Perez-Lizaur met five times during 2015. The Board has affirmatively determined that each member of the Nominating/Governance Committee is an “independent director” within the meaning of the applicable NYSE rules and the Company’s Corporate Governance Guidelines.

Each of the above committees acts under a written charter that is available under the “Corporate Governance” link on the Company’s website at www.newellrubbermaid.com and may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at Three Glenlake Parkway, Atlanta, Georgia 30328.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various Company policies and procedures, which include the Code of Business Conduct and Ethics (applicable to all executive officers and non-employee directors), the Code of Ethics for Senior Financial Officers and annual questionnaires completed by all Company directors and executive officers, require disclosure of transactions or relationships that may constitute conflicts of interest or otherwise require disclosure under applicable SEC rules. Pursuant to its charter, the Company’s Nominating/Governance Committee considers and makes recommendations to the Board with respect to possible waivers of conflicts of interest or any other provisions of the Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers. Pursuant to the Company’s Corporate Governance Guidelines, the Nominating/Governance Committee also annually reviews the continuing independence of the Company’s nonemployee directors under applicable law or NYSE rules and reports its findings to the Board in connection with its independence determinations.

When the Nominating/Governance Committee learns of a transaction or relationship that may constitute a conflict of interest or may cause a director not to be treated as independent, the Committee determines if further investigation is required and, if so, whether it should be conducted by the Company’s legal, internal audit or other staff or by outside advisors. The Committee reviews and evaluates the transaction or relationship, including the results of any investigation, and makes a recommendation to the Board with respect to whether a conflict or violation exists or will exist or whether a director’s independence is or would be impaired. The Board, excluding any director who is the subject of the recommendation, receives the report of the Nominating/Governance Committee and makes the relevant determination. These practices are flexible and are not required by any document.

On January 1, 2016, Mr. Richard Davies became the Company’s Executive Vice President and Chief Development Officer. The Company had previously engaged his wife, Melanie Davies, for consulting services related to the global marketing efforts of the Company. The services originated, prior to Mr. Davies’ employment with Newell Rubbermaid, with a strategic consulting firm engaged and later acquired by the Company in 2012. Under this arrangement, the Company paid Ms. Davies an aggregate amount of £154,813 in 2015 for services rendered by Ms. Davies in 2014 and 2015. Ms. Davies no longer provides consulting services to the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm for 2015 and 2014

Description of Fees	Amount of Fees Billed by Ernst & Young LLP in Fiscal Year 2015 (In millions)	Amount of Fees Billed by Ernst & Young LLP in Fiscal Year 2014 (In millions)
Audit Fees(1)	$6.8	$7.5
Audit-Related Fees(2)	1.2	0.3
Tax Fees(3)	—	0.1
All Other Fees(4)	0.2	—

(1)	Includes fees for professional services rendered for the audits of the Company’s annual consolidated financial statements and internal control over financial reporting, reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, issuances of comfort letters and consents for securities offerings, statutory audits required internationally and for other services that only the Company’s independent registered public accounting firm can reasonably provide.
(2)	Includes fees for professional services rendered primarily related to due diligence procedures for acquisitions and divestitures and examinations of internal controls in accordance with Statement on Standards for Attestation Engagements No. 16, Reporting on Controls at a Service Organization.
(3)	Includes fees for domestic tax advice and planning.
(4)	Includes fees for advisory services.

Pre-Approval Policies and Procedures of the Audit Committee

The Audit Committee has adopted a Policy for Pre-Approval of Audit and Non-Audit Services Provided by an External Audit Firm (the “Policy”). The Policy sets forth the procedures and conditions for pre-approving audit and permitted non-audit services to be performed by the independent registered public accounting firm responsible for auditing the Company’s consolidated financial statements or any separate financial statements that will be filed with the SEC.

This Policy provides that the Audit Committee may either pre-approve proposed audit and non-audit services provided by the Company’s independent registered public accounting firm based upon a description of the specific services to be provided, or on a case-by-case basis, for specific categories of services. Non-audit services are assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements or that are traditionally performed by the independent registered public accounting firm, including, among other things, certain consultations concerning financial accounting and reporting standards, closing balance sheet audits pertaining to Company dispositions and assurance services in connection with securities offerings. Tax services are tax compliance, tax planning and related services, excluding any tax service prohibited by regulatory or other oversight authorities. Other services are permitted advisory services. In determining whether to pre-approve a service, the Policy requires the Audit Committee to consider whether the particular service is sufficiently described so that the Audit Committee can make a well-reasoned assessment of the impact of the service on the firm’s independence and so that the pre-approval does not result in a delegation to management of the Audit Committee’s responsibility. Additionally, the Audit Committee must consider whether the provision of each service (a) places the independent registered public accounting firm in the position of auditing its own work, (b) results in the independent registered public accounting firm acting as management or an employee of the Company or (c) places the independent registered public accounting firm in a position of being an advocate for the Company. Pursuant to the Policy, the Company may not under any circumstances engage the independent registered public accounting firm to provide any service that is prohibited by applicable law.

For the fiscal year ended December 31, 2015, no Audit-Related Fees, Tax Fees or Other Fees disclosed above were approved in reliance on the exceptions to pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).

The Audit Committee of the Company’s Board has considered whether the provision of non-audit services by Ernst & Young LLP for the fiscal year ended December 31, 2015 is compatible with maintaining such firm’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this Amendment, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm*

Consolidated Statements of Operations — Years Ended December 31, 2015, 2014 and 2013*

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2015, 2014 and 2013 *

Consolidated Balance Sheets — December 31, 2015 and 2014*

Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013*

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2015, 2014 and 2013*

Notes to Consolidated Financial Statements — December 31, 2015, 2014 and 2013*

(2) The following consolidated financial statement schedule of the Company included in the Original 10-K filing is filed pursuant to Item 15(c) and appears immediately following the Exhibit Index:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS*

All other financial schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 29, 2016, which is being amended hereby.

(3) The exhibits filed are listed on the Exhibit Index filed as part of this Amendment. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

(b) EXHIBIT INDEX

ITEM 2 - PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 13, 2015, by and among Newell Rubbermaid Inc., Jarden Corporation, NCPF Acquisition Corp. I and NCPF Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 2015).

ITEM 3 — ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit Number	Description of Exhibit

3.1	Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated February 11, 2016).

ITEM 4 — INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Exhibit Number	Description of Exhibit

4.1	Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Exhibit 3.1.

4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Exhibit 3.2.

4.3	Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.4	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2012).

4.5	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 14, 2014).

4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

4.7	Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008, File No. 001-09608).

4.8	Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2010, File No. 001-09608).

4.9	Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 11, 2012).

4.10	Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 29, 2012).

4.11	Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 14, 2014).

4.12	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 14, 2014).

4.13	Form of 2.150% Note due 2018 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2015).

4.14	Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015).

4.15	Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2011).

4.16	First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

4.17	Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

4.18	Third Amendment dated as of June 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

4.19	Fourth Amendment dated as of December 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 22, 2015).

4.20	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

4.21	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2013).

4.22	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019 (incorporated by reference to Exhibit 4.18 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

4.23	Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers thereto, the guarantors party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2016).

4.24	Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association as the Structuring Agent, and PNC Capital Markets LLC as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013).

4.25	Amendment No. 1 dated March 27, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015).

4.26	Amendment No.2 dated as of August 7, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2015).

4.27	Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors parties thereto, the lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2016).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 — MATERIAL CONTRACTS

10.1*	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan as amended and restated August 5, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.2*	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.3*	Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.4*	Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.5*	First Amendment to the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.6*	Newell Rubbermaid Inc. Severance Plan — Summary Plan Description for Executives in Bands 10 and above, effective July 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.7*	Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09608).

10.8*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.9*	First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.10*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013).

10.11*	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09608).

10.12*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.13*	Form of Michael B. Polk Restricted Stock Unit Award Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.14*	Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to William A. Burke III and John K. Stipancich on November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2012).

10.15*	Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to Mark S. Tarchetti on January 2, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.16*	Form of Agreement for Restricted Stock Unit Award Granted to Paula S. Larson on December 16, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the year ended December 31, 2014).

10.17*	2014 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2015).

10.18*	2015 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2015).

10.19*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.20*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.21*	Long Term Incentive Performance Pay Terms and Conditions under the Company’s 2013 Incentive Plan as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2015).

10.22*	Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608).

10.23*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608).

10.24*	Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan for Awards made in 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.25*	Form of Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.26*	Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014).

10.27*	Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Employees as updated February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2015).

10.28*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for use for awards beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

10.29*	Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.30*	Employment Security Agreement with John K. Stipancich dated February 11, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2015).

10.31*	Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.32*	Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.33*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011).

10.34*	Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.35*	Retirement Agreement and General Release between the Company and William A. Burke, III dated October 7, 2015.**

10.36	Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.3.

10.37	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.4.

10.38	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association is included in Exhibit 4.5.

10.39	Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee is included in Exhibit 4.7.

10.40	Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.8.

10.41	Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.9.

10.42	Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.10.

10.43	Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.11.

10.44	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.12.

10.45	Form of 2.150% Note due 2018 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.13.

10.46	Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, is included in Exhibit 4.14.

10.47	Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.15.

10.48	First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.16.

10.49	Second Amendment dated as of November 10, 2014 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.17.

10.50	Third Amendment dated as of June 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.18.

10.51	Fourth Amendment dated as of December 22, 2015 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Exhibit 4.19.

10.52	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017, is included in Exhibit 4.20.

10.53	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018, is included in Exhibit 4.21.

10.54	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2018 to December 2, 2019, is included in Exhibit 4.22.

10.55	Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers thereto, the guarantors party thereto, the lender parties thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, is included in Exhibit 4.23.

10.56	Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association as the Structuring Agent and PNC Capital Markets LLC as the Administrative Agent, is included in Exhibit 4.24.

10.57	Amendment No. 1 dated March 27, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association as the Administrative Agent, is included in Exhibit 4.25.

10.58	Amendment No.2 dated as of August 7, 2015 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent, is included in Exhibit 4.26.

10.59	Commitment Letter, dated December 13, 2015, by and among Newell Rubbermaid Inc., Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2015).

10.60	Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors parties thereto, the lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, is included in Exhibit 4.27.

10.61	Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Amendment No. 1 to its Registration Statement on Form S-4 filed February 17, 2016).

ITEM 12 — STATEMENT RE COMPUTATION OF RATIOS

12**	Statement of Computation of Earnings to Fixed Charges.

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21**	Significant Subsidiaries of the Company.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1**	Consent of Ernst & Young LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 — SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 99 — ADDITIONAL EXHIBITS

99.1	Non-GAAP Reconciliation

ITEM 101 — INTERACTIVE DATA FILE

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report
**	Incorporated by reference to the corresponding exhibit to the Original 10-K Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Newell Rubbermaid Inc. for the year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ John K. Stipancich
John K. Stipancich
Title	Executive Vice President — Chief Financial Officer
Date	March 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Newell Rubbermaid Inc. for the year ended December 31, 2015 has been signed below on March 7, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

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