Form 10-Q
period 2016-03-31
NEWELL BRANDS INC
filed 2016-05-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2016
Commission File Number 1-9608
NEWELL BRANDS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6655 Peachtree Dunwoody Road
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2016: 268.2 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,314.9	$1,264.0
Cost of products sold	809.3	776.5
GROSS MARGIN	505.6	487.5
Selling, general and administrative expenses	362.5	362.0
Restructuring costs	17.7	27.3
OPERATING INCOME	125.4	98.2
Nonoperating expenses:
Interest expense, net	29.4	19.2
Loss related to termination of credit facility	45.9	—
Other (income) expense, net	(1.5)	0.1
Net nonoperating expenses	73.8	19.3
INCOME BEFORE INCOME TAXES	51.6	78.9
Income tax expense	11.3	22.0
INCOME FROM CONTINUING OPERATIONS	40.3	56.9
Income (loss) from discontinued operations, net of tax	0.2	(2.8)
NET INCOME	$40.5	$54.1
Weighted average shares outstanding:
Basic	268.7	270.5
Diluted	270.1	272.7
Earnings per share:
Basic:
Income from continuing operations	$0.15	$0.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income	$0.15	$0.20
Diluted:
Income from continuing operations	$0.15	$0.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income	$0.15	$0.20
Dividends per share	$0.19	$0.19
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2016	2015
NET INCOME	$40.5	$54.1

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.9	(105.5)
Change in unrecognized pension and other postretirement costs	6.7	11.2
Derivative hedging (loss) gain	(58.0)	1.1
Total other comprehensive loss, net of tax	(40.4)	(93.2)

COMPREHENSIVE INCOME (LOSS) (1)	$0.1	$(39.1)

(1) Comprehensive income (loss) attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,180.9	$274.8
Accounts receivable, net	1,187.7	1,250.7
Inventories, net	871.5	721.8
Prepaid expenses and other	146.0	147.8
Assets held for sale	102.8	98.4
TOTAL CURRENT ASSETS	10,488.9	2,493.5
PROPERTY, PLANT AND EQUIPMENT, NET	624.5	599.2
GOODWILL	2,801.6	2,791.2
OTHER INTANGIBLE ASSETS, NET	1,085.9	1,063.7
DEFERRED INCOME TAXES	38.5	38.5
OTHER ASSETS	293.4	273.4
TOTAL ASSETS	$15,332.8	$7,259.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$657.1	$642.4
Accrued compensation	98.7	185.2
Other accrued liabilities	625.7	728.9
Short-term debt	762.8	382.9
Current portion of long-term debt	5.9	5.9
Liabilities held for sale	44.7	43.3
TOTAL CURRENT LIABILITIES	2,194.9	1,988.6
LONG-TERM DEBT	10,606.6	2,669.1
DEFERRED INCOME TAXES	203.9	226.6
OTHER NONCURRENT LIABILITIES	548.7	548.8
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	289.1	287.5
Outstanding shares, before treasury:
2016 – 289.1
2015 – 287.5
Treasury stock, at cost:	(542.6)	(523.1)
Shares held:
2016 – 20.9
2015 – 20.3
Additional paid-in capital	822.3	801.4
Retained earnings	2,080.6	2,090.9
Accumulated other comprehensive loss	(874.2)	(833.8)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,775.2	1,822.9
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,778.7	1,826.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,332.8	$7,259.5
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$40.5	$54.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42.8	42.2
Net gain from sale of discontinued operations	(0.9)	—
Loss related to termination of credit facility	45.9	—
Non-cash restructuring costs	0.3	—
Deferred income taxes	7.0	17.9
Stock-based compensation expense	9.9	6.8
Other, net	4.8	5.5
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	69.7	170.0
Inventories	(137.8)	(164.8)
Accounts payable	7.4	(38.7)
Accrued liabilities and other	(360.5)	(247.3)
NET CASH USED IN OPERATING ACTIVITIES	(270.9)	(154.3)
INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations and noncurrent assets	2.6	4.0
Acquisitions and acquisition-related activity	(21.0)	(2.0)
Capital expenditures	(51.6)	(50.9)
Other	—	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(70.0)	(49.1)
FINANCING ACTIVITIES:
Short-term borrowings, net	378.7	343.4
Proceeds from issuance of debt, net of debt issuance costs	7,931.2	—
Repurchase and retirement of shares of common stock	—	(73.6)
Cash dividends	(53.3)	(53.2)
Excess tax benefits related to stock-based compensation	9.5	15.2
Other stock-based compensation activity and other, net	(18.0)	(13.6)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,248.1	218.2
Currency rate effect on cash and cash equivalents	(1.1)	1.2
INCREASE IN CASH AND CASH EQUIVALENTS	7,906.1	16.0
Cash and cash equivalents at beginning of period	274.8	199.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,180.9	$215.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K.
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 95% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results for the three months ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2016.
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
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which simplifies income statement presentation by eliminating the concept of extraordinary items. Previously, events or transactions that were both unusual in nature and infrequent in occurrence for a business entity were considered to be extraordinary items and required separate presentation, net of tax, after income from continuing operations. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual and infrequently occurring. The guidance is effective for fiscal years beginning after December 15, 2015. The Company adopted ASU 2015-01 on January 1, 2016, and the adoption of ASU 2015-01 did not have a material impact on the Company’s results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015. The Company restrospectively adopted ASU 2015-03 on January 1, 2016, and the adoption of ASU 2015-03 had the effect of reducing the Company’s other assets and long-term debt by $86.0 million and $18.5 million as of March 31, 2016 and December 31, 2015, respectively.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other -Internal-Use Software (Subtopic 350-40), Customers Accounting for Fees Paid in a Cloud Computing Arrangement,” to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license element, then the customer should account for the software license element arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company prospectively adopted this guidance as of January 1, 2016, and the adoption did not have a material impact on the Company’s results of operations, cash flows or financial condition.

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
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the reporting of deferred tax positions, requiring deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet, as opposed to the historical current and noncurrent classification. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-17 on a retrospective basis as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is currently assessing the impact ASU 2016-02 will have on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
As of December 31, 2015, the Company determined it could no longer exercise control over its Venezuelan operations because the availability of U.S. Dollars had declined significantly over the past several years in each of Venezuela’s three exchange mechanisms, and the Company concluded that an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and the U.S. Dollar existed as of December 31, 2015. Furthermore, increasingly restrictive governmental regulations in Venezuela related to prices that could be charged for products, distribution channels into which products could be sold, product labeling requirements, importation of raw materials and sourced products which must be purchased in U.S. Dollars, and labor matters restricted the Company’s ability to make and execute decisions related to its Venezuelan operations. As a result, the Company concluded it could no longer make key operational and financial decisions regarding its Venezuelan operations and deconsolidated its Venezuelan operations as of December 31, 2015.
Prior to the deconsolidation of the Venezuelan operations on December 31, 2015, the results of the Company’s Venezuelan operations were included in the Company’s Condensed Consolidated Statement of Operations. During the three months ended March 31, 2015, the Company’s Venezuelan operations generated $21.9 million of consolidated net sales and $7.5 million of operating income.

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

Footnote 2 — Acquisitions
Elmer’s
During October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571.4 million, which is net of $16.8 million of cash acquired. The acquisition of Elmer’s was accounted for using the purchase method of accounting and, accordingly, the Company preliminarily allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third-party valuations, the Company allocated $24.5 million of the purchase price to identified tangible and monetary net assets, $86.6 million to deferred tax liabilities and $262.0 million to identified intangible assets. Approximately $220.0 million was allocated to indefinite-lived intangible assets and approximately $42.0 million was allocated to a definite-lived intangible asset with a weighted-average life of 8 years. The indefinite-lived intangible assets represent the acquired Elmer’s® and X-Acto® trade names. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $371.5 million as goodwill. None of the goodwill is expected to be tax deductible. Elmer’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $44.6 million for the three months ended March 31, 2016. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.

The Company incurred $6.6 million of restructuring costs during the three months ended March 31, 2016 associated with the integration of Elmer’s.

The Company incurred $1.7 million of acquisition and integration costs associated with prior acquisitions during the three months ended March 31, 2015, of which $1.5 million is included in cost of products sold and $0.2 million is included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.
Jarden Corporation
On April 15, 2016, Jarden Corporation (“Jarden”) became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”) between the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Volkl® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets.  The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition will be accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations will be included in the Company’s financial statements from the acquisition date. Jarden’s sales and operating income for the year ended December 31, 2015 were $8.6 billion and $508.0 million, respectively.

Pursuant to the Merger Agreement, each share of Jarden common stock was converted into the right to receive and became exchangeable for merger consideration consisting of (1) 0.862 of a share of the Company’s common stock plus (2) $21.00 in cash. On April 15, 2016, the Company provided for the issuance of up to 189.4 million shares of common stock and the payment of up to $4.6 billion for 100% of the outstanding equity interests of Jarden, which represented 219.7 million shares of Jarden common stock outstanding and eligible to receive the merger consideration. In addition, on April 15, 2016, the Company paid $4.1 billion to settle certain of Jarden’s outstanding debt obligations, which included accrued interest and change-in-control premiums.
Based on the closing price of a share of the Company’s common stock on April 15, 2016 of $44.33 per share and assuming conversion of all of Jarden’s convertible notes, the total consideration paid or payable for shares of Jarden common stock is approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of common stock. Assuming conversion of all of Jarden’s convertible notes, stockholders of Newell Rubbermaid and stockholders and convertible note holders of Jarden immediately before the merger owned 55% and 45%, respectively, of Newell Brands upon completion of the merger.

The Jarden Acquisition constituted a make-whole fundamental change with respect to Jarden’s three series of outstanding convertible notes, making them eligible for conversion into shares of Jarden common stock and eligible to receive the merger consideration based on the number of Jarden shares into which the convertible notes may be converted. Jarden’s three series of convertible notes include $500.0 million principal amount of 1.875% senior subordinated convertible notes due 2018 (the “Jarden 2018 Convertible Notes”); $265.0 million principal amount of 1.5% senior subordinated convertible notes due 2019 (the “Jarden 2019 Convertible Notes”); and $690.0 million principal amount of 1.125% senior subordinated convertible notes due 2034 (the “Jarden 2034 Convertible Notes”). As of May 4, 2016, holders of 85% of the principal amount of Jarden 2018 Convertible Notes, 75% of the principal amount of Jarden 2019 Convertible Notes and 83% of the principal amount of Jarden 2034 Convertible Notes had converted their notes into shares of Jarden common stock and received the merger consideration. If holders of Jarden’s convertible notes convert all of the notes into shares of Jarden common stock, holders of Jarden’s convertible notes would receive 37.9 million shares of Jarden common stock and would be entitled to receive the merger consideration of 32.7 million shares of Newell Brands common stock and $0.8 billion of cash.
The Company, with the assistance of a third-party, is undertaking a comprehensive valuation of Jarden’s property, plant and equipment and identifiable intangible assets. The estimated values of these assets are not available due to the number of physical locations where property, plant and equipment is located and the unique aspects and number of Jarden’s identifiable intangible assets, particularly its trade names, trademarks, customer relationships and distribution channels. Because preliminary results of the comprehensive valuation are not yet available and because of the practical challenges associated with quantifying working capital accounts as of the middle of a month (April 15), the initial accounting for the transaction is not complete.
During the three months ended March 31, 2016, the Company incurred $12.7 million of acquisition and integration costs, which primarily relate to the acquisition and integration of Jarden and are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2016.

Footnote 3 — Discontinued Operations and Divestitures
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net sales	$—	$17.3
Loss from discontinued operations before income taxes	$(0.6)	$(4.4)
Income tax benefit	(0.2)	(1.6)
Loss from discontinued operations	(0.4)	(2.8)
Net gain from sale of discontinued operations, net of tax	0.6	—
Income (loss) from discontinued operations, net of tax	$0.2	$(2.8)
Held for Sale
In October 2015, the Company announced its intention to divest the Levolor® and Kirsch® window coverings brands (“Décor”). The Décor business continues to be reported in continuing operations as part of the Home Solutions segment. During March 2016, the Company entered into an agreement to sell the Décor business for an estimated price of $270.0 million, subject to working capital adjustments. The transaction is expected to close in 2016, subject to certain customary conditions, including regulatory approvals.

The Décor business generated 5.7% and 5.9% of the Company’s consolidated net sales for the three months ended March 31, 2016 and 2015, respectively. The following table presents information related to the major classes of Décor’s assets and liabilities that were classified as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Inventories, net	$32.2	$35.3
Prepaid expenses and other	7.2	2.0
Property, plant and equipment, net	20.5	18.2
Goodwill	19.2	19.2
Other intangible assets, net	23.7	23.7
Total Assets	$102.8	$98.4

Accounts payable	$36.1	$34.8
Other accrued liabilities	8.6	8.5
Total Liabilities	$44.7	$43.3
Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. As of March 31, 2016, the Company had $255.9 million available under the SRP for future repurchases.
The following tables display the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(411.7)	$(422.3)	$0.2	$(833.8)
Other comprehensive income (loss) before reclassifications	10.9	4.3	(68.7)	(53.5)
Amounts reclassified to earnings	—	2.4	10.7	13.1
Net current period other comprehensive income (loss)	10.9	6.7	(58.0)	(40.4)
Balance at March 31, 2016	$(400.8)	$(415.6)	$(57.8)	$(874.2)

(1)	Includes foreign exchange gains of $0.5 million arising during the three months ended March 31, 2016 associated with intercompany loans designated as long-term.

	Foreign Currency Translation Loss (2)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
Other comprehensive (loss) income before reclassifications	(105.5)	7.2	4.2	(94.1)
Amounts reclassified to earnings	—	4.0	(3.1)	0.9
Net current period other comprehensive (loss) income	(105.5)	11.2	1.1	(93.2)
Balance at March 31, 2015	$(393.3)	$(500.5)	$6.2	$(887.6)

(2)	Includes foreign exchange losses of $24.2 million arising during the three months ended March 31, 2015 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the periods indicated (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,
	2016	2015
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.2)	$(1.7)	(1)
Actuarial loss	4.7	7.4	(1)
Total before tax	3.5	5.7
Tax effect	(1.1)	(1.7)
Net of tax	$2.4	$4.0
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(1.7)	$(4.3)	Cost of products sold
Cross-currency interest rate swaps on intercompany borrowings	11.8	—	Other expense, net
Forward-starting interest rate swaps	0.2	0.2	Interest expense, net
Total before tax	10.3	(4.1)
Tax effect	0.4	1.0
Net of tax	$10.7	$(3.1)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015. See Footnote 9 for further details.

Footnote 5 — Restructuring Costs
Project Renewal
Project Renewal was launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities, Brand & Category Development and Market Execution & Delivery; simplifying and streamlining the supply chain and overhead and partnering functions to align with the new structure; and optimizing its selling and trade marketing functions. Cumulative costs of Project Renewal are expected to be approximately $690.0 million to $725.0 million pretax, with cash costs of approximately $645.0 million to $675.0 million. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.
The following table depicts the restructuring charges incurred in connection with Project Renewal for the periods indicated (in millions):

	Three Months Ended March 31,		Since Inception Through
	2016	2015	March 31, 2016
Facility and other exit costs, including impairments	$0.3	$0.3	$27.7
Employee severance, termination benefits and relocation costs	(1.5)	18.9	217.0
Exited contractual commitments and other	12.3	8.1	76.2
	$11.1	$27.3	$320.9

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2016 (in millions):

	December 31, 2015			March 31, 2016
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$0.3	$(0.3)	$—
Employee severance, termination benefits and relocation costs	49.3	(1.5)	(11.9)	35.9
Exited contractual commitments and other	17.3	12.3	(2.5)	27.1
	$66.6	$11.1	$(14.7)	$63.0
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2016 aggregated by reportable business segment (in millions):

	December 31, 2015			March 31, 2016
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$14.0	$4.8	$(0.5)	$18.3
Home Solutions	5.1	0.3	(0.9)	4.5
Tools	4.3	1.4	(1.0)	4.7
Commercial Products	3.8	—	(2.1)	1.7
Baby & Parenting	—	4.1	(0.1)	4.0
Corporate (including discontinued operations)	39.4	0.5	(10.1)	29.8
	$66.6	$11.1	$(14.7)	$63.0

The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended
	March 31,
Segment	2016	2015
Writing	$11.1	$2.8
Home Solutions	0.6	4.8
Tools	1.4	—
Commercial Products	—	0.5
Baby & Parenting	4.1	—
Corporate	0.5	19.2
	$17.7	$27.3
Cash paid for all restructuring activities was $15.0 million and $14.7 million for the three months ended March 31, 2016 and 2015, respectively.

Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2016	December 31, 2015
Materials and supplies	$122.9	$117.3
Work in process	131.8	108.0
Finished products	616.8	496.5
	$871.5	$721.8

Footnote 7 — Debt
The following is a summary of outstanding debt (in millions):

	March 31, 2016	December 31, 2015
Medium-term notes (original maturities up to 10 years)	$8,388.1	$2,674.1
Long-term notes (original maturities more than 10 years)	2,223.5	—
Commercial paper	433.5	—
Receivables facility	300.0	350.0
Other debt	30.2	33.8
Total debt	11,375.3	3,057.9
Short-term debt	(762.8)	(382.9)
Current portion of long-term debt	(5.9)	(5.9)
Long-term debt	$10,606.6	$2,669.1
As a result of the adoption of of ASU 2015-03, the reported values of the medium-term notes and long-term notes are net of unamortized debt issuance costs totaling $86.0 million and $18.5 million as of March 31, 2016 and December 31, 2015, respectively.
Interest Rate Swaps
As of March 31, 2016, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $596.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at March 31, 2016 and December 31, 2015 include mark-to-market adjustments of $16.2 million and $(3.1) million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing (decreasing) the reported values of the medium-term notes, respectively. Compared to the stated rates of the underlying medium-term notes, the effect of interest rate swaps, including amortization of settled interest rate swaps and outstanding cross-currency interest rate swaps on intercompany borrowings, had the effect of reducing interest expense by $3.2 million and $3.4 million during the three months ended March 31, 2016 and 2015, respectively.
Medium-term and Long-term Notes
In March 2016, the Company completed the offering and sale of $8.0 billion principal amount of unsecured senior notes, consisting of $1.0 billion of aggregate principal amount of 2.60% notes due 2019 (the “2019 Notes”), $1.0 billion of aggregate principal amount of 3.15% notes due 2021 (the “2021 Notes”), $1.75 billion of aggregate principal amount of 3.85% notes due 2023 (the “2023 Notes”), $2.0 billion of aggregate principal amount of 4.20% notes due 2026 (the “2026 Notes”), $500.0 million of aggregate principal amount of 5.375% notes due 2036 (the “2036 Notes”) and $1.75 billion of aggregate principal amount of 5.50% notes due 2046 (the “2046 Notes” and together with the 2019 notes, the 2021 notes, the 2023 notes, the 2026 notes and the 2036 notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $7.9 billion, which were used to pay the cash portion of the merger consideration in the Jarden Acquisition and to repay Jarden’s outstanding debt at closing. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. At the Company’s option, all or any portion of the 2019 Notes may be redeemed at any time, all or any portion of the 2021 Notes may be redeemed at any time prior to March 1, 2021 (the date that is one month prior to the maturity date), all or any portion of the 2023 Notes may be redeemed at any time prior to February 1, 2023 (the date that is two months prior to the maturity date), all or any portion of the 2026 Notes may be redeemed at any time prior to January 1, 2026 (the date that is three months prior to the maturity date), all or any portion of the 2036 notes may be redeemed at any time prior to October 1, 2035 (the date that is six months prior to the maturity date), and all or any portion of the 2046 notes may be redeemed at any time prior to October 1, 2045 (the date that is six months prior to the maturity date) (each such date the applicable “par call date”). The redemption price for the Notes is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (in the case of the 2026 Notes, assuming that the 2026 Notes matured on the par call date) (not including any portion of any payments of interest accrued to the redemption date), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate, plus an applicable premium; plus in each case, accrued and unpaid interest on the Notes being redeemed to the redemption date. If the 2021 Notes are redeemed on or after a date that is one month prior to the maturity date of the 2021 Notes, the 2023 Notes are redeemed on or after a date that is two months prior to the maturity date of the 2023 Notes, the 2026 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2026 Notes, or the 2036 Notes or the 2046 Notes are redeemed on or after a date that is six months prior to the maturity date of such notes, then the redemption price of such notes will be equal to 100% of the principal amount of the notes so redeemed plus accrued interest to such redemption date. The interest rate payable on each series of Notes will be subject to adjustment if either of two credit rating agencies downgrade (or subsequently upgrade) its rating assigned to the Notes, but in no event shall the interest rate payable on each series of Notes be less than the stated interest rate or more than 200 basis points greater than the stated interest rate on each series of Notes as a result of such credit rating agencies downgrades or upgrades.
In October 2015, the Company completed the offering and sale of $600.0 million of unsecured senior notes, consisting of $300.0 million aggregate principal amount of 2.15% notes due 2018 (the “2018 Notes”) and $300.0 million aggregate principal amount of 3.90% notes due 2025 (the “2025 Notes”). The aggregate net proceeds from the issuance of the 2018 Notes and 2025 Notes were $594.6 million, which were used for the acquisition of Elmer’s and for general corporate purposes.
Receivables-Related Borrowings
As extended and expanded, the Company’s receivables facility expires in August 2016 and provides for available borrowings of up to $400.0 million (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly-owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its Condensed Consolidated Financial Statements. The Receivables Facility, as amended, requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of March 31, 2016. The financing subsidiary owned $796.0 million of outstanding accounts receivable as of March 31, 2016, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at March 31, 2016. The Company had $300.0 million of outstanding borrowings under the Receivables Facility as of March 31, 2016.

Prior to completion of the Jarden Acquisition in April 2016, Jarden maintained a $500.0 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016 pursuant to which a substantial portion of Jarden’s U.S. accounts receivable were sold to a wholly-owned subsidiary of Jarden. Jarden’s wholly-owned subsidiary funded these purchases with borrowings under a loan agreement, and such borrowings were secured by the purchased accounts receivable. Upon completion of the Jarden Acquisition in April 2016, Jarden’s Securitization Facility was amended to provide for borrowings to a subsidiary of the Company on terms substantially similar to those under Jarden’s Securitization Facility, and borrowings by the Company’s subsidiary under the Securitization Facility are collateralized by a portion of the Company’s U.S. accounts receivable.
Revolving Credit Facility and Commercial Paper
In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates in its entirety the Company’s previous revolving credit facility. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 2021, and an aggregate commitment at any time outstanding of up to $1.25 billion (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.75 billion upon the satisfaction of certain conditions. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Revolving Credit Agreement, as amended, requires, among other things, that the Company maintain certain interest coverage and debt-to-total capitalization ratios, and the Company was in compliance with such requirements under the Revolving Credit Agreement as of March 31, 2016. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the Facility. As of March 31, 2016, there were no borrowings or standby letters of credit issued or outstanding under the Facility. As of March 31, 2016, the Company had outstanding commercial paper obligations of $433.5 million, resulting in $816.5 million of borrowing capacity under the Facility.
In addition to the committed portion of the Facility, the Revolving Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.

Bridge Credit Facility

On December 13, 2015, the Company entered into a commitment letter with a lender. The lender committed to provide financing for the Jarden transaction, consisting of a $10.5 billion senior unsecured bridge facility (the “Jarden Bridge Facility”). The availability under the Jarden Bridge Facility was subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events. Due to the Company entering into the term loan credit agreement as described below, completing the issuance of the Notes in March 2016 and other considerations, the Jarden Bridge Facility was terminated. Other current assets as of December 31, 2015 included $45.9 million of unamortized origination fees associated with the commitment letter contemplating the Jarden Bridge Facility. Upon cancellation of the Jarden Bridge Facility, the $45.9 million of issuance costs were written off and recorded as a loss related to termination of credit facility in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016.
Term Loan Credit Agreement
On January 26, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) for a $1.5 billion senior unsecured term loan facility with a syndicate of banks. In April 2016, the Company borrowed $1.5 billion pursuant to the Term Loan Credit Agreement, and the borrowings were used to pay a portion of the cash portion of the merger consideration in connection with the Jarden Acquisition. The Term Loan Credit Agreement provides for a maturity date of three years from the closing date of the Jarden Acquisition and requires the Company to repay 5% of the initial borrowings by each of April 2017 and April 2018, 45% of the borrowings by October 2018 and the remaining 45% of the borrowings by April 2019. At the Company’s election, borrowings under the Term Loan Credit Agreement bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. At issuance, borrowings under the Term Loan Credit Agreement bear interest at 2.0%.
Notes Exchange
In March 2016, the Company commenced exchange offers (the “Exchange Offers”) pursuant to which the Company offered to issue new senior notes (the “Newell Notes”) in exchange for €300 million aggregate principal amount of the outstanding 3.75% senior notes due October 2021 issued by Jarden and of the $300 million aggregate principal amount of the outstanding 5.00% senior notes due November 2023 issued by Jarden (collectively, the “Existing Jarden Notes”) and concurrently solicited consents (the “Consent Solicitations”) from the eligible holders of the Existing Jarden Notes to amend the related indentures. The Exchange Offers and Consent Solicitations expired and were settled in April 2016. The aggregate principal amount of each series of Newell Notes issued in the Exchange Offers totaled €271.9 million of 3.75% senior notes due October 2021 and $295.1 million 5.00% senior notes due November 2023. The Newell Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its other existing or future senior unsecured debt, and are structurally subordinated to the secured and unsecured debt of the Company’s subsidiaries, including any debt of Jarden that remains outstanding.

The Exchange Offers were not registered under the Securities Act of 1933, and as a result, the Newell Notes may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state laws. In connection with the completion of the Exchange Offers, the Company entered into a registration rights agreement pursuant to which the Company agreed to use its commercially reasonable efforts to file a registration statement before January 2017 relating to an offer to exchange the Newell Notes for registered notes of the Company having substantially the same terms as the Newell Notes. The interest rates on the Newell Notes are subject to increases if the Company does not fulfill its obligation to timely offer to exchange the Newell Notes for registered notes of the Company having substantially the same terms as the Newell Notes.

Following the consummation of the Exchange Offers, Jarden had outstanding approximately (i) €28.1 million in aggregate principal amount of its 3.75% senior notes due October 2021 and (ii) $4.9 million in aggregate principal amount of its 5.00% senior notes due November 2023 (the “Remaining Existing Jarden Notes”). In April 2016, Jarden entered into supplemental indentures related to the Remaining Existing Jarden Notes that eliminated substantially all of the restrictive covenants, eliminated the cross-default under Jarden’s indebtedness as an event of default, released the guarantees of any guarantors on the Remaining Existing Jarden Notes and evidenced the assumption of the obligations of the Remaining Existing Jarden Notes by a wholly-owned subsidiary of the Company. The Remaining Existing Jarden Notes are the senior unsecured obligations of a wholly-owned subsidiary of the Company.

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

Fair Value Hedges-Interest Rate Swap Agreements
The Company enters into interest rate swap agreements related to existing debt obligations with initial maturities ranging from five to ten years. The Company’s interest rate swap agreements have the economic effect of modifying the fixed interest obligations associated with approximately $596.0 million of the medium-term notes so that the interest payable on these medium-term notes effectively became variable. The Company uses these interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. The critical terms of the interest rate swap agreements match the critical terms of the medium-term notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. These transactions are characterized as fair value hedges for accounting purposes because they protect the Company against changes in the fair values of certain fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amounts included in other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amount included in Current Portion of Long-term Debt and Long-term Debt. The periodic interest settlements for the interest rate swap agreements are recorded as interest expense and are included as a part of cash flows from operating activities.
Cash Flow Hedges-Forward-Starting Interest Rate Swaps
The Company also uses derivatives to hedge interest rates on anticipated issuances of medium-term and long-term notes occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated issuances of the notes. These derivatives are designated as cash flow hedges. The changes in fair values of these instruments are recognized in other comprehensive income (loss), and after the notes are issued and the derivative instruments are settled, the amount in other comprehensive income (loss) is amortized to interest expense in the Condensed Consolidated Statements of Operations over the term of the related notes. The cash paid or received from the settlement of forward-starting interest rate swaps is included in cash flows from operating activities.
Cash Flow Hedges-Cross-Currency Interest Rate Swap Agreements
The Company’s foreign exchange risk management policy emphasizes hedging foreign currency intercompany financing activities with derivatives with maturity dates of three years or less. The Company uses derivative instruments, such as cross-currency interest rate swap agreements, to hedge currency risk associated with foreign currency-denominated assets and liabilities associated with intercompany financing activities. In connection with intercompany financing arrangements entered into in April 2015, the Company entered into two cross-currency interest rate swap agreements to manage the related foreign currency exchange risk of the intercompany financing arrangements. As of March 31, 2016, the notional value of outstanding cross-currency interest rate swaps was $185.2 million, and the cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The cross-currency interest rate swap agreements have been designated as qualifying hedging instruments and are accounted for as cash flow hedges. The critical terms of the cross-currency interest rate swap agreements correspond to the terms of the intercompany financing arrangements, including the annual principal and interest payments being hedged, and the cross-currency interest rate swap agreements mature at the same time as the intercompany financing arrangements.
The Company uses the hypothetical derivative method to measure the effectiveness of its cross-currency interest rate swap agreements. The fair values of these cross-currency interest rate swap agreements are recognized as other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets and an amount is reclassified out of accumulated other comprehensive income (loss) into other expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured. The ineffective portion of the unrealized gains and losses on these cross-currency interest rate swaps, if any, is recorded immediately to other expense, net. The Company evaluates the effectiveness of its cross-currency swap agreements on a quarterly basis, and the Company did not record any ineffectiveness for the three months ended March 31, 2016. The cash flows related to the cross-currency interest rate swap agreements, including amounts related to the periodic interest settlements and the principal balances, are included in cash flows from operating activities.
Cash Flow Hedges-Foreign Currency Forward Contracts
The Company’s foreign exchange risk management policy generally emphasizes hedging certain transaction exposures of 18-month durations or less. The Company transacts business in various foreign currencies and periodically enters into primarily foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures, and the Company has designated such instruments as hedges of probable forecasted foreign currency denominated sales or purchases. As of March 31, 2016, the notional amounts of the forward contracts held to purchase U.S. Dollars in exchange for other major international currencies was $179.5 million, and the notional amounts of additional forward contracts held to buy and sell international currencies were $5.9 million. The net gains (losses) related to these forward contracts are included in accumulated other comprehensive income (loss) until the hedged transaction occurs or when the hedged transaction is no longer probable of occurring. The net gains (losses) in accumulated other comprehensive income (loss) are generally reclassified to cost of products sold in the Condensed Consolidated Statements of Operations because the forward currency contracts generally hedge purchases of inventory. The cash flows related to these foreign currency contracts are included in cash flows from operating activities.
Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third party transactions in U.S. Dollars.
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2016 and 2015.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Other assets	$16.2	$2.2	Other noncurrent liabilities	$—	$5.3
Forward-starting interest rate swaps	Prepaid expenses and other	—	0.1	Other accrued liabilities	—	3.2
Cross-currency interest rate swaps	Other assets	—	0.6	Other noncurrent liabilities	12.8	3.3
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	1.3	6.6	Other accrued liabilities	1.6	0.1
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.1	—	Other accrued liabilities	—	1.6
Total assets		$17.6	$9.5	Total liabilities	$14.4	$13.5
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2016 and December 31, 2015.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended
		March 31,
		2016	2015
Interest rate swaps	Interest expense, net	$19.3	$11.2
Fixed-rate debt	Interest expense, net	$(19.3)	$(11.2)
The Company did not realize any ineffectiveness related to fair value hedges during the three months ended March 31, 2016 and 2015.

Cash Flow Hedges
The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended
		March 31,
		2016	2015
Forward-starting interest rate swaps	Interest expense, net	$(0.2)	$(0.2)
Cross-currency interest rate swaps on intercompany borrowings	Other expense, net	(11.8)	—
Foreign exchange contracts on inventory-related purchases	Cost of products sold	1.7	4.3
		$(10.3)	$4.1

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended
	March 31,
	2016	2015
Forward-starting interest rate swaps	$(88.1)	$—
Cross-currency interest rate swaps on intercompany borrowings	(10.1)	—
Foreign exchange contracts on inventory-related purchases	(5.2)	5.8
Foreign exchange contracts on intercompany borrowings	0.2	2.6
	$(103.2)	$8.4
During December 2015, the Company entered into forward-starting interest rate swaps for an aggregate $1.0 billion notional amount for the aniticipated issuance of notes to finance the Jarden Acquisition (the “ 2015 Swaps”). During January 2016, the Company entered into additional forward-starting interest rate swaps for an aggregate $1.3 billion notional amount (collectively with the 2015 Swaps, the “Swaps”). The total notional amount of the Swaps relating to the anticipated issuance of medium-term and long-term notes for the Jarden Acquisition was $2.3 billion. In March 2016, the Company completed the offering and sale of the notes (see Footnote 7 for additional information) and settled the Swaps. The net pretax loss and net amount paid upon settlement of the Swaps was $91.2 million, which was recorded in AOCI net of tax and is included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. As the Swaps hedged the benchmark rates associated with the anticipated issuances of notes, the losses associated with the Swaps will be reclassified from AOCI to interest expense over the terms of the Notes the Swaps were designated to hedge.

The Company did not realize any ineffectiveness related to cash flow hedges during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company expects to reclassify net pretax losses of $10.0 million from AOCI into earnings during the next 12 months, which primarily relate to the Swaps.

Footnote 9 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International
	2016	2015	2016	2015
Service cost-benefits earned during the period	$0.7	$0.8	$1.3	$1.5
Interest cost on projected benefit obligation	7.6	10.3	4.6	5.0
Expected return on plan assets	(11.4)	(14.4)	(5.5)	(5.7)
Amortization of prior service cost, actuarial loss and other	5.4	6.8	0.7	0.9
Net periodic pension cost	$2.3	$3.5	$1.1	$1.7

The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2016	2015
Service cost-benefits earned during the period	$—	$0.1
Interest cost on projected benefit obligation	0.5	0.8
Amortization of prior service benefit and actuarial gains	(2.6)	(1.9)
Net other postretirement benefit cost (benefit)	$(2.1)	$(1.0)
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.4 million during each of the three months ended March 31, 2016 and 2015. The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015.

Footnote 10 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.
The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 are impacted by the geographical mix of earnings and the tax benefit related to costs associated with the termination of the Jarden Bridge Facility.
Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations	$40.3	$56.9
Income (loss) from discontinued operations	0.2	(2.8)
Net income	$40.5	$54.1
Dividends and equivalents for share-based awards expected to be forfeited	—	—
Net income for basic and diluted earnings per share	$40.5	$54.1
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	267.7	268.9
Share-based payment awards classified as participating securities	1.0	1.6
Denominator for basic earnings per share	268.7	270.5
Dilutive securities (1)	1.4	2.2
Denominator for diluted earnings per share	270.1	272.7
Basic earnings per share:
Income from continuing operations	$0.15	$0.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income	$0.15	$0.20
Diluted earnings per share:
Income from continuing operations	$0.15	$0.21
Income (loss) from discontinued operations	$—	$(0.01)
Net income	$0.15	$0.20

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for the three months ended March 31, 2016 and 2015 exclude the weighted average effect of 0.1 million and 0.6 million outstanding restricted stock units, respectively, because the securities were anti-dilutive.

Footnote 12 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $9.9 million and $6.8 million of pretax stock-based compensation expense during the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the three months ended March 31, 2016 (in millions, except weighted-average exercise prices):

	Options Outstanding and Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2015	1.2	$20	$28.1
Exercised	(0.2)	17
Outstanding at March 31, 2016	1.0	$21	$22.0
The following table summarizes the changes in the number of outstanding restricted stock units for the three months ended March 31, 2016 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	2.9	$34
Vested	(0.9)	26
Outstanding at March 31, 2016	2.0	$37

During 2014 and 2015, the Company awarded performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified performance or market conditions are achieved (“PSUs”). The PSUs generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified performance, market and service conditions. As of March 31, 2016, 1.1 million PSUs were outstanding. Based on performance through March 31, 2016, holders of unvested PSUs would be entitled to approximately 1.2 million shares at the vesting date. The PSUs are included in the preceding table as if the holders of PSUs earn shares equal to 100% of the units granted.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$7.9	$4.6	$3.3	$—
Interest rate swaps	16.2	—	16.2	—
Foreign currency derivatives	1.4	—	1.4	—
Total	$25.5	$4.6	$20.9	$—
Liabilities
Cross-currency interest rate swaps	12.8	—	12.8	—
Foreign currency derivatives	1.6	—	1.6	—
Total	$14.4	$—	$14.4	$—

Fair Value as of December 31, 2015
Assets
Investment securities, including mutual funds (1)	$6.9	$4.5	$2.4	$—
Interest rate swaps	2.2	—	2.2	—
Forward-starting interest rate swaps	0.1	—	0.1	—
Cross-currency interest rate swaps	0.6	—	0.6	—
Foreign currency derivatives	6.6	—	6.6	—
Total	$16.4	$4.5	$11.9	$—
Liabilities
Interest rate swaps	$5.3	$—	$5.3	$—
Forward-starting interest rate swaps	3.2	—	3.2	—
Cross-currency interest rate swaps	3.3	—	3.3	—
Foreign currency derivatives	1.7	—	1.7	—
Total	$13.5	$—	$13.5	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($2.9 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively) and other assets ($5.0 million and $4.9 million as of March 31, 2016 and December 31, 2015, respectively).

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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2016, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three months ended March 31, 2016, no material nonrecurring fair value measurements were required for testing assets for impairment.
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

The fair values of the Company’s medium-term and long-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	March 31, 2016		December 31, 2015
	Fair Value	Book Value	Fair Value	Book Value
Medium-term and long-term notes	$11,140.0	$10,611.6	$2,660.7	$2,674.1

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments as of March 31, 2016 are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2016	2015
Net Sales (1)
Writing	$378.8	$341.8
Home Solutions	372.1	364.5
Tools	179.7	180.4
Commercial Products	174.5	185.2
Baby & Parenting	209.8	192.1
	$1,314.9	$1,264.0
Operating Income (Loss) (2)
Writing	$83.8	$82.4
Home Solutions	36.1	38.5
Tools	18.7	22.2
Commercial Products	22.4	17.0
Baby & Parenting	23.1	0.5
Restructuring costs	(17.7)	(27.3)
Corporate	(41.0)	(35.1)
	$125.4	$98.2

	March 31, 2016	December 31, 2015
Identifiable Assets
Writing	$1,382.7	$1,286.5
Home Solutions	816.4	776.7
Tools	596.7	578.8
Commercial Products	344.3	351.7
Baby & Parenting	474.4	485.1
Corporate (3)	11,718.3	3,780.7
	$15,332.8	$7,259.5

Geographic Area Information

	Three Months Ended
	March 31,
(in millions)	2016	2015
Net Sales (1), (4)
United States	$995.9	$917.2
Canada	48.2	46.2
Total North America	1,044.1	963.4
Europe, Middle East and Africa	127.6	127.6
Latin America	55.8	89.4
Asia Pacific	87.4	83.6
Total International	270.8	300.6
	$1,314.9	$1,264.0
Operating Income (2), (5)
United States	$98.7	$76.5
Canada	6.5	5.3
Total North America	105.2	81.8
Europe, Middle East and Africa	17.4	8.6
Latin America	1.1	4.7
Asia Pacific	1.7	3.1
Total International	20.2	16.4
	$125.4	$98.2

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.7% and 9.6% of consolidated net sales in the three months ended March 31, 2016 and 2015, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets, deferred tax assets and assets held for sale.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended
	March 31,
	2016	2015
Restructuring Costs
United States	$16.9	$10.4
Canada	0.9	3.0
Total North America	17.8	13.4
Europe, Middle East and Africa	0.4	11.7
Latin America	(0.7)	0.6
Asia Pacific	0.2	1.6
Total International	(0.1)	13.9
	$17.7	$27.3

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	March 31, 2016	December 31, 2015
Customer accruals	$266.7	$314.8
Accruals for manufacturing, marketing and freight expenses	65.1	73.0
Accrued self-insurance liabilities	60.5	61.9
Accrued pension, defined contribution and other postretirement benefits	23.6	35.2
Accrued contingencies, primarily legal, environmental and warranty	24.8	24.3
Accrued restructuring (See Footnote 5)	70.0	67.4
Accrued income taxes	6.7	67.4
Other	108.3	84.9
Other accrued liabilities	$625.7	$728.9
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $40.9 million and $41.2 million as of March 31, 2016 and December 31, 2015, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats
In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (“NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid in the three months ended June 30, 2015. With respect to the $7.0 million required to be spent over five years, the Company has spent approximately $1.1 million to date. The Company recorded the $10.0 million of costs associated with the consent order in the three months ended March 31, 2015.
Legal Matters
A putative class action lawsuit (Vincent A. Hirsch v. James E. Lillie, Martin E. Franklin, Ian G.H. Ashken, Michael S. Gross, Robert L. Wood, Irwin D. Simon, William P. Lauder, Ros L’esperance, Peter A. Hochfelder, Newell Rubbermaid Inc., NCPF Acquisition Corp. I and NCPF Acquisition Corp. II, Case No. 9:16-CV-80258 (United States District Court for the Southern District of Florida)) was filed on February 24, 2016, purportedly on behalf of Jarden shareholders against the individually named director defendants, who are directors of Jarden. The Company and its subsidiaries NCPF Acquisition Corp. I and NCPF Acquisition Corp. II are also named as defendants. The Complaint alleges claims under § 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”); SEC Rule 14a-9 against all defendants; and Section 20(a) of the Exchange Act against the individual director defendants. Plaintiff alleges that the joint proxy/prospectus of the Company and Jarden concerning the proposed merger contemplated by the Merger Agreement omitted certain information. The parties have entered into a settlement term sheet, pursuant to which the Company added certain disclosures to its Registration Statement on Form S-4. Subject to court approval of the settlement agreement and the lead plaintiff and lead counsel, the shareholder claims will be released, and the defendants will reimburse up to $0.6 million in attorney fees.
A second putative class action lawsuit (Jessica Paree v. Martin E. Franklin, et al (Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida)) was filed on March 10, 2016, purportedly on behalf of Jarden stockholders, against the individually named director defendants, all of whom are directors of Jarden. The Company and two of its subsidiaries are also named as defendants. The complaint generally alleges that the director defendants breached their fiduciary duties owed to Jarden stockholders regarding the merger consideration agreed to and the process undertaken by the director defendants in connection with the Jarden transaction, and that the Company and two of its subsidiaries aided and abetted such breaches. Plaintiff further alleges that defendants have (i) solicited stockholder action pursuant to a materially false and misleading joint proxy statement/prospectus, (ii) failed to include all material information concerning the unfair sales process that resulted in the merger transactions, and (iii) materially omitted certain information related to the financial analyses performed by Jarden’s financial advisor. Plaintiff seeks, among other things, preliminary and permanent injunctive relief enjoining the merger transactions, rescission or rescissory damages in the event the Jarden transaction is consummated, an award of attorneys’ and experts’ fees and costs, and a direction from the court that Jarden’s individual board members account for all damages allegedly suffered as a result of their alleged wrongdoing. On March 28, 2016, the parties filed an Agreed Joint Motion to Stay Proceedings, seeking a stay of the litigation, pending the outcome of the above described Hirsch v. Lillie action. The court entered an order staying the proceedings on March 31, 2016, and ordered the parties to provide an update to the court on the status of the federal action by June 30, 2016.
Jarden Acquisition
Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of its shares of Jarden common stock by the Delaware Chancery Court as provided under Section 262 of the DGCL. As of April 15, 2016 (the date of the Jarden stockholder meeting), dissenting stockholders collectively holding approximately 11.5 million shares of Jarden common stock have delivered to Jarden a written demand for appraisal. The fair value of the Jarden common shares, as determined by the court, could be lower or higher than and/or may include a greater amount of cash than the merger consideration to which such Jarden stockholder would have been entitled under the Merger Agreement.
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
The Company’s estimate of environmental response costs associated with these matters as of March 31, 2016 ranged between $23.2 million and $29.1 million. As of March 31, 2016, the Company had a reserve of $24.9 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $17.6 million by applying a 5% discount rate to undiscounted obligations of $24.7 million.
U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from $315.0 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the

Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles.The estimated cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation maintenance and monitoring costs. The draft RI/FS remains under review by U.S. EPA.
U.S. EPA issued its final Record of Decision for the lower 8.3 miles of the Lower Passaic (the “ROD”) in March 2016, which, in the language of the document, finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.38 billion. Subsequent to the release of the ROD in March 2016, U.S. EPA issued GNLs for the lower 8.3 miles of the Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL as well as several additional entities. As with the initial GNL, the Company and Berol Corporation were among the recipients of the 2016 GNL. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree, “under which OCC and the other major PRPs will implement and/or pay for EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse EPA’s costs incurred for the Lower Passaic River.”  The letter “encourage[s] the major PRPs to meet and discuss a workable approach to sharing responsibility for implementation and funding of the remedy" without indicating who may be the “major PRPs.” Finally, U.S. EPA states that it “believes that some of the parties that have been identified as PRPs under CERCLA, and some parties not yet named as PRPs, may be eligible for a cash out settlement with EPA for the lower 8.3 miles of the Lower Passaic River.  EPA intends to provide separate notice of the opportunity to discuss a cash out settlement at a later date.” Thus, at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the draft RI and FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. Accordingly, it is not possible at this time for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, including, among other factors, because the Company Parties’ facilities are not even alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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
Clean Air Act Labeling Matter
In April 2015, the Company became aware that two beverage container products, one product of its recently acquired bubba brands business and one product of its recently acquired Ignite business, contained closed cell rigid polyurethane foam insulation that was blown with HCFC-141b, which is listed as a Class II ozone-depleting substance under the Montreal Protocol on Substances that Deplete the Ozone Layer.  Under the Clean Air Act and U.S. EPA’s regulations promulgated thereunder, as of January 1, 2015, certain products made with or containing ozone depleting substances, including HCFC-141b, must bear a specific warning label.  The Company discovered that the affected products imported in early 2015 did not display the required label.   While the affected product lines were not compliant with applicable environmental regulations regarding ozone depleting substances, use of the products is safe and poses no risk to consumers.  Upon discovery, the Company self-reported the violations to the U.S. EPA and replaced the blowing agent in the products. The Company is in the process of negotiating a settlement with U.S. EPA which would include payment of a penalty; although settlement negotiations are at an early stage, the Company does not expect that the penalty will exceed $110,000.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Newell Brand’s (the “Company,” “we,” “us” or “our”) consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

Business Overview
Newell Brands is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco®, Aprica® and Baby Jogger®.
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

During 2016, the Company is transitioning to the Acceleration Phase of the Growth Game Plan, expanding investments behind Win Bigger businesses to drive increased sales and margin expansion.
The Company will continue implementing changes to drive the Growth Game Plan strategy into action. These changes are the foundation of Project Renewal and include simplifying and aligning the businesses around two key activities, Brand & Category Development and Market Execution & Delivery; simplifying and streamlining the supply chain and overhead and partnering functions to align with the new structure; and optimizing the selling and trade marketing functions.
Acquisition of Jarden Corporation
On April 15, 2016, Jarden Corporation (“Jarden”) became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”) between the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Volkl® and many others.
The transformative transaction creates a global consumer goods company named Newell Brands with estimated annual sales of $16 billion and a portfolio of leading brands in large, growing, unconsolidated, global markets. The scaled enterprise is expected to accelerate profitable growth with leading brands in a global market that exceeds $100 billion, with business and capability development supported by the efficiencies of the combined company.  Management believes the scale of Newell Brands in key categories, channels and geographies creates a much broader opportunity to deploy the Company’s advantaged set of brand development and commercial capabilities for accelerated growth and margin expansion. The Company’s intent is to design a benchmarked, efficient set of structures that support long-term business development.
We anticipate significant annualized cost synergies will be realized by Newell Brands, driven by efficiencies of scale and efficiencies in procurement, cost to serve and infrastructure. The Company anticipates incremental annualized cost synergies of at least $500 million over four years, driven by efficiencies of scale and new efficiencies in procurement, cost to serve and infrastructure that the combination unlocks. The Company expects to incur approximately $500 million of restructuring and integration-related costs over the same period to generate and unlock the more than $500 million of annualized cost synergies.

Pursuant to the Merger Agreement, each share of Jarden common stock was converted into the right to receive and became exchangeable for merger consideration consisting of (1) 0.862 of a share of the Company’s common stock plus (2) $21.00 in cash. On April 15, 2016, the Company provided for the issuance of up to 189.4 million shares of common stock and the payment of up to $4.6 billion for 100% of the outstanding equity interests of Jarden,which consisted of 219.7 million shares of Jarden common stock outstanding and eligible to receive the merger consideration. In addition, on April 15, 2016, the Company paid $4.1 billion to settle certain of Jarden’s outstanding debt obligations. Based on the closing price of a share of the Company’s common stock on April 15, 2016 of $44.33 per share and assuming conversion of all of Jarden’s convertible notes, the total consideration paid or payable for shares of Jarden common stock is approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of common stock. Assuming conversion of all of Jarden’s convertible notes, stockholders of Newell Rubbermaid and stockholders and convertible note holders of Jarden immediately before the merger owned 55% and 45%, respectively, of Newell Brands upon completion of the merger.

The Company financed the $5.4 billion cash portion of the merger consideration and the repayment of $4.1 billion of outstanding Jarden debt with proceeds from the issuance of $8.0 billion of medium-term and long-term notes in March 2016 and $1.5 billion of borrowings under a term loan facility. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information. The Company is committed to maintaining its investment grade credit rating by using strong cash flow from the combined enterprise to prioritize debt reduction in the short term, while simultaneously maintaining its dividend per share.

The Jarden Acquisition will be accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations will be included in the Company’s financial statements from the acquisition date of April 15, 2016.
Organizational Structure
The Company is driving the Growth Game Plan into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five operating segments as of March 31, 2016 and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

In October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571.4 million, which is net of $16.8 million of cash acquired. Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd., used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. The acquisition was accounted for using the purchase method of accounting, and accordingly, Elmer’s results of operations are included in the Company’s statement of operations since the acquisition date, including net sales of $44.6 million for the three months ended March 31, 2016. Elmer’s is included as part of our Writing segment.

Based on the Company’s strategy to allocate resources to its businesses relative to each business’ growth potential and, in particular, those businesses with the greater right to win in the marketplace, during 2015 the Company divested its Rubbermaid medical cart business and initiated a process to divest its Levolor®and Kirsch®window coverings brands (“Décor”). The Rubbermaid medical cart business was included in the Company’s consolidated results from continuing operations as part of our Commercial Products segment through the August 2015 divestiture date. The Rubbermaid medical cart business generated net sales of $9.8 million during the three months ended March 31, 2015. During March 2016, the Company entered into an agreement to sell the Décor business for an estimated price of $270.0 million, subject to working capital adjustments. The transaction is expected to close in 2016, subject to certain customary conditions, including regulatory approvals. Décor will continue to be reported in our results from continuing operations as part of our Home Solutions segment until the business is sold. In 2015, Décor generated $300.8 million of net sales, and Décor generated $74.5 million and $74.2 million of net sales during the three months ended March 31, 2016 and 2015, respectively. The assets and liabilities of Décor that are subject to divestiture are classified as current assets held for sale and current liabilities held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in driving the Growth Game Plan into action during the first three months of 2016:

•
Core sales, which excludes acquisitions, planned and completed divestitures, and foreign currency, increased 5.6%, excluding a 230 basis point adverse impact from foreign currency, a contribution of 360 basis points from acquisitions, a 120 basis point decline associated with planned and completed divestitures and a 170 basis point decline associated with the deconsolidation of the Company’s Venezuelan operations on December 31, 2015. Reported sales increased 4.0%. Core sales grew across all four regions, led by Asia Pacific with strong core sales growth of 7.4%. North America, Latin America and EMEA generated core sales growth of 5.8%, 5.5% and 3.6%, respectively.

The impact of acquisitions includes Elmer’s sales as the acquisition was completed in October 2015. Businesses that have been divested or for which there is a plan to divest the business are excluded from core sales beginning with the quarter in which the Company determines to divest the business. Accordingly, the impact of planned and completed divestitures includes the impacts of the Rubbermaid medical cart business and Décor.
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

•
Core sales increased 7.4% in the Company’s Win Bigger businesses, which include Writing & Creative Expression in the Writing segment, Food & Beverage in the Home Solutions segment and the Tools and Commercial Products segments. Net sales in the Company’s Win Bigger businesses increased 1.1%, which includes a 320 basis point adverse impact from foreign currency and a 310 basis point adverse impact from the deconsolidation of the Company’s Venezuelan operations.

•
Gross margin was 38.5 percent, a decline of 10 basis points compared to the prior year period. The decline was primarily due to the negative impact of foreign currency, mix from the deconsolidation of Venezuela and mix from acquisitions, which were partially offset by the benefits of productivity, input cost deflation and pricing.

•
Selling, general and administrative expenses (“SG&A”) increased $0.5 million to $362.5 million, due primarily to increased advertising and promotion in support of the Company’s brands and innovation, costs associated with the acquisition and integration of Jarden and increased incentive compensation, partially offset by a reduction in overhead costs due to Project Renewal initiatives, costs associated with the Graco product recall in the prior year period and the impacts of foreign currency.

The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands. During the first three months of 2016, the Company increased advertising and promotion investments by $6.3 million, representing an incremental 40 basis points as a percentage of net sales. The Company’s investments in brand-building and consumer demand creation and commercialization activities during the first three months of 2016 included the following:

•	advertising campaigns supporting Paper Mate® InkJoy® gel pens;

•	continued advertising support for Sharpie® markers and highlighters, including Sharpie Clear View® highlighters which have a unique, see through tip for more precise highlighting;

•	advertising campaigns supporting the launch of Rubbermaid® FreshWorksTM, our latest food storage innovation;

•	advertising support for the launch of the Rubbermaid® Fasten+GoTM lunch preservation system, which makes transporting lunch more convenient and secure; and

•	advertising for the Graco 4Ever® All-in-One convertible car seat and Aprica® Fladea car seat.
The Company plans to continue increasing advertising and promotion in support of its brands to drive growth.

•	The Company continued the execution of Project Renewal and initiated projects to integrate Elmer’s, resulting in $17.7 million of restructuring costs in the first three months of 2016.

•
The Company completed the offering and sale of $8 billion principal amount of unsecured senior notes in March 2016 and entered into and expanded other financing arrangements during the first three months of 2016. The proceeds were used in April 2016 to finance the cash requirements for the Jarden Acquisition, which included $5.4 billion for the cash portion of the merger consideration and $4.1 billion to repay certain Jarden debt obligations. As a result of these financing activities, the Jarden Bridge Facility was terminated, resulting in a $45.9 million loss on termination of credit facility during the three months ended March 31, 2016.

•
The Company reported an effective tax rate of 21.9% in the first three months of 2016, compared to 27.9% in the first three months of 2015, primarily due to the geographical mix of earnings and the tax benefit related to costs associated with the termination of the Jarden Bridge Facility.

Projects and Initiatives
Project Renewal
Project Renewal was launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities, Brand & Category Development and Market Execution & Delivery; simplifying and streamlining the supply chain and overhead and partnering functions to align with the new structure; and optimizing its selling and trade marketing functions. Through Project Renewal, the Company has been realigned from a holding company comprised of 13 global business units, each with its own support structure, to an operating company with three operating groups that manage five operating segments. The operating company structure is centered around four primary capabilities: Design; Marketing & Insight; Supply Chain; and Customer Development. The Company has developed centers of excellence in each of these capabilities and has realigned its back office support structure functions (Human Resources, Finance/IT and Legal) to support the four primary capabilities. This realignment has led to efficiencies and cost reductions, allowing the Company to increase investments in its brands and capabilities.  In addition, through Project Renewal, the Company has simplified its go-to-market and back office structures in EMEA which has resulted in significant Project Renewal costs and savings in the EMEA region.
Cumulative costs of the expanded Project Renewal are expected to be approximately $690 to $725 million pretax, with cash costs of approximately $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $650 to $675 million by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017. To date, the Company has realized annualized savings of approximately $395 million. The majority of these savings have been, and the majority of future savings from Project Renewal initiatives are expected to be, reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world.
Through March 31, 2016, the Company incurred $320.9 million and $173.7 million of restructuring and other project-related costs, respectively. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal.

The following table summarizes the estimated total costs and annualized savings relating to Project Renewal, as well as the actual results through March 31, 2016 (amounts in millions):

	Total Project	Through March 31, 2016	Remaining through December 31, 2017
Cost	$690 - $725	$495	$195 - $230
Savings	$650 - $675	$395	$255 - $280

In the first three months of 2016, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including the ongoing implementation of projects to better align the Writing segment’s worldwide supply chain footprint.

•
Ongoing evaluations of the Company’s overhead structure, supply chain organization and processes, customer development organization alignment, and pricing structure to optimize and transform processes, simplify the organization and reduce costs, including the implementation of technology-based solutions to better manage pricing initiatives and merchandising support.

•	Initiated a project to enhance the Baby & Parenting segment’s route-to-market in certain parts of North America.

•
Continued implementing plans to relocate the Company’s corporate headquarters from 3 Glenlake Parkway in Atlanta, Georgia, to 6655 Peachtree Dunwoody Road in Atlanta, Georgia in early 2016. The Company moved into the new headquarters building in April 2016.

One Newell
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
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the North American, Latin American and European operations are live on SAP. In April 2016, certain operations in the Asia Pacific region went live on SAP, and the Company is planning for substantially all of the remaining operations in the Asia Pacific region to go live on SAP later in 2016.
Venezuelan Operations
As of December 31, 2015, the Company determined it could no longer exercise control over its Venezuelan operations because the availability of U.S. Dollars had declined significantly over the past several years in each of Venezuela’s three exchange mechanisms, and the Company concluded that an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and the U.S. Dollar existed as of December 31, 2015. Furthermore, increasingly restrictive governmental regulations in Venezuela related to prices that could be charged for products, distribution channels into which products could be sold, product labeling requirements, importation of raw materials and sourced products which must be purchased in U.S. Dollars, and labor matters restricted the Company’s ability to make and execute decisions related to its Venezuelan operations. As a result, the Company concluded it could no longer make key operational and financial decisions regarding its Venezuelan operations and deconsolidated its Venezuelan operations as of December 31, 2015.
As a result of the deconsolidation of Venezuelan operations, the Company’s results of operations and statement of cash flows for the three months ended March 31, 2016 do not include the results of the Venezuelan operations, and the Company’s balance sheets as of March 31, 2016 and December 31, 2015 do not include assets and liabilities of the Venezuelan operations. During the three months ended March 31, 2015, the Company’s Venezuelan operations generated $21.9 million of net sales and $7.5 million of operating income, which is included in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2015.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended March 31,
	2016		2015
Net sales	$1,314.9	100.0%	$1,264.0	100.0%
Cost of products sold	809.3	61.5	776.5	61.4
Gross margin	505.6	38.5	487.5	38.6
Selling, general and administrative expenses	362.5	27.6	362.0	28.6
Restructuring costs	17.7	1.3	27.3	2.2
Operating income	125.4	9.5	98.2	7.8
Nonoperating expenses:
Interest expense, net	29.4	2.2	19.2	1.5
Loss on termination of credit facility	45.9	3.5	—	—
Other (income) expense, net	(1.5)	(0.1)	0.1	—
Net nonoperating expenses	73.8	5.6	19.3	1.5
Income before income taxes	51.6	3.9	78.9	6.2
Income tax expense	11.3	0.9	22.0	1.7
Income from continuing operations	40.3	3.1	56.9	4.5
Income (loss) from discontinued operations	0.2	—	(2.8)	(0.2)
Net income	$40.5	3.1%	$54.1	4.3%
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Consolidated Operating Results:
Net sales for the three months ended March 31, 2016 were $1,314.9 million, representing an increase of $50.9 million, or 4.0%, from $1,264.0 million for the three months ended March 31, 2015. Core sales increased 5.6%, which excludes a negative foreign currency impact of 2.3%, the negative impact of deconsolidating the Venezuelan operations of 1.7% and the positive net impact of acquisitions and completed and planned divestitures of 2.4%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (in millions, except percentages):

Core sales	$64.7	5.6%
Acquisitions	44.9	3.6
Completed and planned divestitures	(9.3)	(1.2)
Deconsolidation of Venezuelan operations	(20.9)	(1.7)
Foreign currency	(28.5)	(2.3)
Total change in net sales	$50.9	4.0%
Core sales grew in all five of the Company’s segments and all four geographic regions, with core sales growth of 5.8% and 5.2% in the Company’s North American and international businesses, respectively. Asia Pacific led with core sales growth of 7.4%, mainly attributable to volume growth in the Baby & Parenting, Tools and Commercial Products segments. North America generated 5.8% core sales growth, mainly attributable to the Writing and Baby & Parenting segments. The Writing and Baby & Parenting segments’ core sales increases in North America were driven by new product launches, continued advertising and promotion support and timing of innovation and shipments. Latin America core sales grew 5.5% as a result of pricing in the region, new customers and overall volume increases, particularly in the Writing segment, partially offset by continuing challenges in the Tools segment due to macroeconomic factors in Brazil. EMEA core sales increased 3.6% led by the Tools and Commercial Products segments, driven by new product launches in Tools and volume and pricing gains in Commercial Products. The Company’s core sales growth in the first quarter of 2016 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2016.

Gross margin, as a percentage of net sales, for the three months ended March 31, 2016 was 38.5%, or $505.6 million, compared to 38.6%, or $487.5 million, for the three months ended March 31, 2015. The 10 basis point decline was driven by the negative impact of foreign currency, mix from the deconsolidation of Venezuela and mix from acquisitions partially offset by the benefits of productivity, input cost deflation and pricing.
SG&A expenses for the three months ended March 31, 2016 were 27.6% of net sales, or $362.5 million, versus 28.6% of net sales, or $362.0 million, for the three months ended March 31, 2015. The $0.5 million increase was driven by a $6.3 million increase in advertising and promotion investment, $12.7 million of costs during the three months ended March 31, 2016 associated with the acquisition and planned integration of Jarden and an increase in incentive-related compensation costs. These increases were partially offset by overhead cost savings from Project Renewal, $10.2 million of SG&A costs associated with the Graco product recall during the three months ended March 31, 2015, a $0.8 million decrease in Project Renewal-related SG&A costs, which decreased from $13.7 million for the three months ended March 31, 2015 to $12.9 million for the three months ended March 31, 2016, and the impacts of foreign currency.
The Company recorded restructuring costs of $17.7 million and $27.3 million for the three months ended March 31, 2016 and 2014, respectively. Restructuring costs for the first quarter of 2016 primarily include costs associated with projects initiated and implemented in North America. The restructuring costs for the three months ended March 31, 2016 primarily related to Project Renewal and consisted of $0.3 million of facility and other exit costs, including impairments, $5.1 million of employee severance, termination benefits and employee relocation costs and $12.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended March 31, 2015 related to Project Renewal and consisted of $0.3 million of facility and other exit costs, including impairments, $18.9 million of employee severance, termination benefits and employee relocation costs and $8.1 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended March 31, 2016 was $125.4 million, or 9.5% of net sales, versus $98.2 million, or 7.8% of net sales, for the three months ended March 31, 2015. The 170 basis point increase in operating margin was attributable to an 100 basis point reduction in SG&A as a percentage of net sales and lower restructuring costs. The decline in SG&A as a percentage of net sales was primarily due to overhead cost savings and the increase in net sales.
Net nonoperating expenses for the three months ended March 31, 2016 were $73.8 million versus $19.3 million for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2016 was $29.4 million, compared to $19.2 million for the three months ended March 31, 2015, reflecting the impact of higher overall borrowings used to finance the acquisition of Elmer’s in the fourth quarter of 2015 and $4.0 million of interest costs associated with financing arrangements for the Jarden Acquisition. Nonoperating expenses for the three months ended March 31, 2016 include $45.9 million of costs associated with the termination of the Jarden Bridge Facility.
The Company recognized an income tax rate of 21.9% for the three months ended March 31, 2016, which compared to an effective income tax rate of 27.9% for the three months ended March 31, 2015. The Company’s effective tax rates for the three months ended March 31, 2016 and March 31, 2015 are impacted by the geographical mix of earnings and the tax benefit related to costs associated with the termination of the Jarden Bridge Facility.
During the three months ended March 31, 2016, the Company recorded income of $0.2 million, net of tax, associated with discontinued operations. The loss associated with discontinued operations of $2.8 million during the three months ended March 31, 2015 primarily relates to costs associated with the Company’s decision to cease operations in the Culinary electrics and retail businesses. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2016	2015	% Change
Writing	$378.8	$341.8	10.8%
Home Solutions	372.1	364.5	2.1
Tools	179.7	180.4	(0.4)
Commercial Products	174.5	185.2	(5.8)
Baby & Parenting	209.8	192.1	9.2
Total net sales	$1,314.9	$1,264.0	4.0%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.8%	3.6%	4.0%	0.9%	9.3%
Acquisitions	13.4	—	—	—	—
Completed and planned divestitures	—	(0.6)	—	(5.4)	—
Deconsolidation of Venezuelan operations	(6.8)	—	—	—	—
Foreign currency	(4.6)	(0.9)	(4.4)	(1.3)	(0.1)
Total change in net sales	10.8%	2.1%	(0.4)%	(5.8)%	9.2%

Operating income by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2016	2015	% Change
Writing (1) (2) (3)	$83.8	$82.4	1.7%
Home Solutions (1) (3)	36.1	38.5	(6.2)
Tools (1)	18.7	22.2	(15.8)
Commercial Products (1)	22.4	17.0	31.8
Baby & Parenting (3) (4)	23.1	0.5	NMF
Restructuring costs	(17.7)	(27.3)	35.2
Corporate (1) (3)	(41.0)	(35.1)	(16.8)
Total operating income	$125.4	$98.2	27.7%
 NMF - Not meaningful

(1)
Includes Project Renewal-related costs of $2.4 million, $0.9 million, $0.7 million, $0.2 million and $10.8 million in Writing, Home Solutions, Tools, Commercial Products and Corporate, respectively, for the three months ended March 31, 2016. Writing, Commercial Products and Corporate operating income include Project Renewal-related costs of $0.3 million, $0.6 million and $14.0 million, respectively, for the three months ended March 31, 2015.

(2)	Includes $0.3 million of costs for the three months ended March 31, 2015 in Writing relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)
Includes $12.7 million of acquisition and integration planning costs in Corporate for the three months ended March 31, 2016. Home Solutions operating income for the three months ended March 31, 2016 includes $1.0 million of divestiture costs associated with the planned divestiture of Décor. Home Solutions and Baby & Parenting operating income for the three months ended March 31, 2015 include $0.1 million and $1.6 million, respectively, of acquisition and integration costs.

(4)	Includes $10.2 million of costs in Baby & Parenting for the three months ended March 31, 2015 related to the Graco harness buckle recall in the U.S.
Writing
Net sales for the three months ended March 31, 2016 were $378.8 million, an increase of $37.0 million, or 10.8%, from $341.8 million for the three months ended March 31, 2015. Core sales increased 8.8%, reflecting double-digit growth in North America and Latin America attributable to increased advertising and promotion and robust merchandising efforts, overall innovation-led growth and volume and distribution gains. The acquisition of Elmer’s contributed 13.4% of the increase in net sales, and the deconsolidation of the Venezuelan operations and foreign currency negatively impacted the Writing segment’s net sales by 6.8% and 4.6%, respectively.
Operating income for the three months ended March 31, 2016 was $83.8 million, or 22.1% of net sales, an increase of $1.4 million, or 1.7%, from $82.4 million, or 24.1% of net sales, for the three months ended March 31, 2015. The 200 basis point decline in operating margin is primarily the result of the mix effect of the seasonal Elmer’s business with its relatively low sales contribution in the first quarter compared to its incremental fixed costs. SG&A decreased 130 basis points as a percentage of net sales due to leverage of SG&A with the increase in net sales partially offset by an increase in advertising and promotion investment.
Home Solutions
Net sales for the three months ended March 31, 2016 were $372.1 million, an increase of $7.6 million, or 2.1%, from $364.5 million for the three months ended March 31, 2015. Core sales increased 3.6%, due to continuing strong growth in the Rubbermaid food storage and beverageware businesses, partially offset by continued planned contraction of the lower margin Rubbermaid

Consumer Storage business. The Décor business negatively impacted the Home Solutions segment’s net sales growth by 0.6%. Foreign currency had an unfavorable impact of 0.9% on net sales for the Home Solutions segment.
Operating income for the three months ended March 31, 2016 was $36.1 million, or 9.7% of net sales, a decrease of $2.4 million, or 6.2%, from $38.5 million, or 10.6% of net sales, for the three months ended March 31, 2015. The 90 basis point decline in operating margin is primarily due to an increase in advertising and promotion investment to support the launches of Rubbermaid® FreshWorksTM and Rubbermaid® Fasten+GoTM partially offset by the benefits of productivity and lower input costs. SG&A increased 70 basis points as a percentage of net sales due to the increased advertising and promotion investment and costs associated with the planned divestiture of Décor.
Tools
Net sales for the three months ended March 31, 2016 were $179.7 million, a decrease of $0.7 million, or 0.4%, from $180.4 million for the three months ended March 31, 2015. Core sales increased 4.0% with mid single-digit core sales growth in North America and EMEA and solid growth in Asia Pacific, partially offset by a core sales decline in Latin America due to continuing macroeconomic challenges in Brazil and pricing action taken by the Company. Foreign currency had an unfavorable impact of 4.4% on net sales for the Tools segment.
Operating income for the three months ended March 31, 2016 was $18.7 million, or 10.4% of net sales, a decrease of $3.5 million, or 15.8%, from $22.2 million, or 12.3% of net sales, for the three months ended March 31, 2015. The 190 basis point decrease in operating margin was primarily attributable to the impact of negative foreign currency more than offsetting productivity and pricing. SG&A decreased 10 basis points as a percentage of net sales, as the modest increase in advertising and promotion spending was more than offset by overhead cost savings.
Commercial Products
Net sales for the three months ended March 31, 2016 were $174.5 million, a decrease of $10.7 million, or 5.8%, from $185.2 million for the three months ended March 31, 2015. Core sales increased 0.9% driven by pricing and volume growth in EMEA and Asia Pacific. The divested Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 5.4%. Foreign currency had an unfavorable impact of 1.3% on net sales for the Commercial Products segment.
Operating income for the three months ended March 31, 2016 was $22.4 million, or 12.8% of net sales, an increase of $5.4 million, or 31.8%, from $17.0 million, or 9.2% of net sales, for the three months ended March 31, 2015. The 360 basis point increase in operating margin was primarily driven by pricing, productivity, input cost benefits and overhead cost savings from Project Renewal. SG&A decreased 130 basis points as a percentage of net sales due to overhead cost savings.
Baby & Parenting
Net sales for the three months ended March 31, 2016 were $209.8 million, an increase of $17.7 million, or 9.2%, from $192.1 million for the three months ended March 31, 2015. Core sales increased 9.3%, driven by high-single-digit growth in North America and Asia Pacific due to new product launches and advertising and promotion investment. Foreign currency had an unfavorable impact of 0.1% on net sales for the Baby & Parenting segment.
Operating income for the three months ended March 31, 2016 was $23.1 million, or 11.0% of net sales, an increase of $22.6 million, from $0.5 million, or 0.3% of net sales, for the three months ended March 31, 2015. Baby & Parenting’s operating margin increased due to the leverage of fixed costs with the increase in net sales, productivity, product mix and Graco product recall and acquisition costs incurred in the prior year quarter. The leverage of fixed costs and the Graco product recall costs in the prior year quarter contributed to SG&A decreasing 750 basis points as a percentage of net sales.

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
The Company’s management believes that core sales is useful because it reflects the performance of the ongoing core business by excluding the effects of foreign currency, acquisitions and completed and planned divestitures from changes in reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts (excluding sales in the current year associated with acquisitions completed in the preceding twelve months and sales associated with completed and planned divestitures), with the difference equal to changes in core sales, and the difference between the change in reported sales and the change in total constant-currency sales, calculated using the 12-month average exchange rate in 2015, being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan and performance-based equity compensation program.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended March 31, 2016
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	5.8%	3.6%	5.5%	7.4%	5.2%	5.6%
Acquisitions	4.7	—	—	—	—	3.6
Completed and planned divestitures	(1.5)	—	—	—	—	(1.2)
Deconsolidation of Venezuelan operations	—	—	(26.6)	—	(7.6)	(1.7)
Foreign currency	(0.6)	(3.6)	(16.5)	(2.9)	(7.5)	(2.3)
Total change in net sales	8.4%	0.0%	(37.6)%	4.5%	(9.9)%	4.0%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the three months ended March 31, (in millions):

	2016	2015
Cash used in operating activities	$(270.9)	$(154.3)
Cash used in investing activities	(70.0)	(49.1)
Cash provided by financing activities	8,248.1	218.2
Currency effect on cash and cash equivalents	(1.1)	1.2
Increase in cash and cash equivalents	$7,906.1	$16.0
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
During the three months ended March 31, 2016, the Company received net proceeds of $378.7 million from short-term borrowing arrangements, which primarily represents commercial paper borrowings, compared to net proceeds of $343.4 million received during the three months ended March 31, 2015.
In March 2016, the Company completed the offering and sale of $8 billion principal amount of unsecured senior notes, consisting of $1.0 billion of aggregate principal amount of 2.600% notes due 2019 (the “2019 Notes”), $1.0 billion of aggregate principal amount of 3.150% notes due 2021 (the “2021 Notes”), $1.75 billion of aggregate principal amount of 3.850% notes due 2023 (the “2023 Notes”), $2.0 billion of aggregate principal amount of 4.200% notes due 2026 (the “2026 Notes”), $500.0 million of aggregate principal amount of 5.375% notes due 2036 (the “2036 Notes”) and $1.75 billion of aggregate principal amount of 5.500% notes due 2046 (the “2046 Notes” and together with the 2019 notes, the 2021 notes, the 2023 notes, the 2026 notes and the 2036 notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes of $7.9 billion were used in April 2016 to pay the cash portion of the merger consideration in the Jarden Acquisition and to repay certain of Jarden’s outstanding debt at closing.

Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Cash used in operating activities for the three months ended March 31, 2016 was $270.9 million compared to cash used in operating activities for the three months ended March 31, 2015 of $154.3 million, with the year-over-year increase in cash used for operating activities largely attributable to a $58.0 million income tax payment made during the first quarter of 2016 associated with the gain on the divestiture of Endicia in the fourth quarter of 2015, $91.2 million of payments during the first quarter of 2016 associated with the settlement of forward-starting interest rate swaps used to hedge benchmark treasury rates for the $8.0 billion public debt issuance in March 2016 and $31.8 million of higher annual incentive compensation paid in March 2016 relating to the Company’s 2015 performance, partially offset by a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during the first quarter of 2015. The Company generally uses cash for operations in its first quarter to fund increases in inventory in anticipation of seasonally stronger sales during the remainder of the year and to fund annual customer program and annual performance-based compensation payments.
Capital expenditures were $51.6 million and $50.9 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures in the first quarter of 2016 included amounts for the build-out of the Company’s new headquarters building in Atlanta, Georgia, the implementation of SAP in the Asia Pacific region and investments in the Writing segment’s worldwide supply chain network. Capital expenditures in the first quarter of 2015 were largely attributable to purchases of equipment at manufacturing facilities in the U.S. as a result of the consolidation of plants and product lines in the Commercial Products segment, as well as investments in assets to improve the quality and efficiency of the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments.
Aggregate dividends paid were $53.3 million and $53.2 million for the three months ended March 31, 2016 and 2015, respectively.
The Company suspended its repurchase of shares during the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase shares pursuant to its $1.1 billion stock repurchase plan (the “SRP”) during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company repurchased and retired 1.9 million shares pursuant to the SRP for $73.6 million. As of March 31, 2016, the Company had $255.9 million of authorized repurchases remaining under the SRP.
Cash paid for restructuring activities was $15.0 million and $14.7 million for the three months ended March 31, 2016 and 2015, respectively, and is included in the net cash used in operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	March 31, 2016	December 31, 2015	March 31, 2015
Accounts receivable	82	73	75
Inventory	102	71	100
Accounts payable	(79)	(64)	(72)
Cash conversion cycle	105	80	103
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The increase in accounts receivable days from March 31, 2015 to March 31, 2016 is attributable to the timing of sales in the first quarter of 2016 compared to the first quarter of 2015 and credit terms provided to customers. The increase in accounts payable days from March 31, 2015 to March 31, 2016 is attributable to the timing and management of purchases and payments in the first quarter of 2016 compared to the first quarter of 2015.

Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at March 31, 2016 were $8,180.9 million, and the Company had $816.5 million of total available borrowing capacity under the $1.25 billion unsecured syndicated revolving credit facility and $97.2 million of borrowing capacity under the $400.0 million receivables facility. Cash and cash equivalents as of March 31, 2016 includes the $7.9 billion net proceeds from the March 2016 issuance of the Notes used in connection with the closing of the Jarden transaction.

•
Working capital at March 31, 2016 was $8,294.0 million compared to $504.9 million at December 31, 2015, and the current ratio at March 31, 2016 was 4.78:1 compared to 1.25:1 at December 31, 2015. The improvement in working capital and the current ratio is primarily attributable to increased long-term borrowings in the first three months of 2016 to finance the cash requirements associated with the Jarden Acquisition.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization increased to 0.64:1 at March 31, 2016 from 0.60:1 at December 31, 2015. The increase in net debt to total capitalization is primarily attributable to increased short-term borrowings to finance seasonal working capital requirements and payments of $91.2 million associated with the settlement of forward-starting interest rate swaps, which was recorded in accumulated other comprehensive loss, net of tax.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Borrowing Arrangements
In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates the Company’s previous revolving credit facility. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 2021, and an aggregate commitment at any time outstanding of up to $1.25 billion (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.75 billion upon the satisfaction of certain conditions. The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of March 31, 2016, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $433.5 million, resulting in $816.5 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Revolving Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
As extended in August 2015, the Company’s receivables facility provides for available borrowings to up to $400.0 million and expires in August 2016. As of March 31, 2016, the Company had $300.0 million of outstanding borrowings under the receivables facility at a weighted average interest rate of 1.3%.

Prior to completion of the Jarden Acquisition in April 2016, Jarden maintained a $500.0 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. Upon completion of the Jarden Acquisition, Jarden’s Securitization Facility was amended to provide for borrowings to a subsidiary of the Company on terms substantially similar to those under Jarden’s Securitization Facility. As of April 15, 2016, the closing date of the Jarden Acquisition, there were $443.0 million of borrowings outstanding under the Securitization Facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the three months ended March 31, (in millions):

	2016		2015
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$433.5	$123.1	$497.6	$266.3
Receivables facility	350.0	324.7	350.0	306.7

In connection with the Jarden Acquisition, the Company entered into a commitment letter, pursuant to which the lender committed to provide a bridge credit facility (the “Jarden Bridge Facility”). The availability under the Jarden Bridge Facility was subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events. As a result of the Company issuing the Notes and entering into other financing arrangements, the Jarden Bridge Facility was terminated, and the Company recorded a $45.9 million loss on termination of credit facility during the three months ended March 31, 2016.
The indentures governing the Company’s medium-term and long-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and long-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity, (iii) $750.0 million related to impairment charges incurred by the Company (amended under the Revolving Credit Agreement to add an additional $250.0 million of charges incurred after January 1, 2015) and (iv) up to $1.0 billion related to the component of accumulated other comprehensive income (loss) for all foreign currency translation and the cumulative foreign exchange gains (losses) incurred since January 1, 2015 arising from (i) the appreciation or depreciation of the Venezuelan Bolivar relative to the U.S. Dollar due to the highly inflationary accounting for Venezuela and (ii) the cumulative gains or losses resulting from the deconsolidation of a foreign entity. For purposes of calculating debt-to-total capitalization, the Company’s borrowing arrangements, as amended, provide for the exclusion of any debt incurred to finance the Jarden Acquisition from the calculation until after the closing of the Jarden Acquisition. As of March 31, 2016, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and the receivables facility and utilize the $913.7 million to fund operating activities, working capital requirements, capital expenditures and/or acquisitions without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $11.4 billion as of March 31, 2016 and $3.1 billion as of December 31, 2015, an increase of $8.3 billion due to the issuance of $8.0 billion of Notes for the Jarden Acquisition and borrowings under the Company’s short-term borrowing arrangements, including commercial paper, to finance seasonable working capital requirements.
As of March 31, 2016, the current portion of long-term debt and short-term debt totaled $768.7 million, including $433.5 million of commercial paper obligations and $300.0 million of borrowings under the receivables facility.

The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015
Average outstanding debt	$3,336.8	$2,664.2
Average interest rate (1), (2)	3.2%	3.0%
(1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
(2) Average interest rate for the three months ended March 31, 2016 excludes interest costs associated with the Jarden Bridge Facility and other Jarden Acquisition-related financing arrangements because there were no borrowings under these arrangements during the first quarter of 2016.
The Company’s floating-rate debt, which includes medium-term notes that are subject to outstanding fixed-for-floating interest rate swaps, was 12.1% and 31.7% of total debt as of March 31, 2016 and December 31, 2015, respectively. The decrease in floating-rate debt is due to the issuance of the Notes in March 2016 which have fixed interest rates. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.
On January 26, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) for a $1.5 billion senior unsecured term loan facility with a syndicate of banks. In April 2016, the Company borrowed $1.5 billion pursuant to the Term Loan Credit Agreement, and the borrowings were used to pay a portion of the cash portion of the merger consideration in connection with the Jarden Acquisition. The Term Loan Credit Agreement provides for a maturity date of three years from the closing date of the Jarden Acquisition and requires the Company to repay 5% of the initial borrowings by each of April 2017 and April 2018 and the remaining 90% of the borrowings by April 2019. At the Company’s election, borrowings under the Term Loan Credit Agreement bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin.

In March 2016, the Company completed the offering and sale of the Notes for aggregate net proceeds of $7.9 billion, which were used to pay the cash portion of the merger consideration in the Jarden Acquisition and to repay certain outstanding debt of Jarden at closing. The weighted average term of the Notes is 12.8 years, and the weighted-average interest rate, including amortization of issuance costs and the settled forward-starting interest rate swaps, is 4.38%.
In March 2016, the Company commenced exchange offers (the “Exchange Offers”) pursuant to which the Company offered to issue new senior notes (the “Newell Notes”) in exchange for €300 million aggregate principal amount of the outstanding 3.75% senior notes due October 2021 issued by Jarden and of the $300 million aggregate principal amount of the outstanding 5% senior notes due November 2023 issued by Jarden (collectively, the “Existing Jarden Notes”). The Exchange Offers expired and were settled in April 2016. The aggregate principal amount of each series of Newell Notes issued in the Exchange Offers totaled €271.9 million of 3.75% senior notes due October 2021 and $295.1 million 5% senior notes due November 2023. Following the completion of the Exchange Offers and the Jarden Acquisition, a subsidiary of the Company assumed debt obligations associated with the Existing Jarden Notes (as modified) that were not tendered in the Exchange Offers, which included €28.1 million in aggregate principal amount of 3.75% senior notes due October 2021 and $4.9 million in aggregate principal amount of 5% senior notes due November 2023.

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
The Company made a voluntary cash contribution of $70.0 million to its primary U.S. defined pension plan in January 2015 to improve the overall funded status of the plan.
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
In connection with the completion of the Jarden Acquisition, the Company assumed Jarden’s worldwide pension obligations. The Company intends to make contributions to these pension plans to ensure the pension obligations are adequately funded as required by law or mandate.

Dividends
The Company’s quarterly dividend is $0.19 per share. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives, restructuring activities and repay debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. As expanded and extended, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP, and as of March 31, 2016, the Company had $255.9 million of authorized repurchases remaining under the SRP. The Company suspended its repurchase of shares during the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase shares pursuant to the SRP during the three months ended March 31, 2016. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Negative
Fitch Ratings	BBB-	F-3	Stable
Outlook

The Company financed the cash requirements for the Jarden Acquisition, which included $5.4 billion of merger consideration and the repayment of $4.1 billion of certain of Jarden’s outstanding debt obligations, with a combination of $7.9 billion of proceeds from the Notes and $1.5 billion of borrowings under the Term Loan Credit Agreement. In addition, the Company assumed debt obligations totaling $1.1 billion associated with the completion of the Exchange Offers and amending Jarden’s Securitization Facility. Upon completion of the Jarden Acquisition on April 15, 2016 and assuming conversion of all of Jarden’s convertible notes, Newell Brands’ total indebtedness was approximately $13.9 billion.
Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility, the receivables facility and the Securitization Facility will be adequate to support the cash needs of Newell Brands. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $762.8 million as of March 31, 2016, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables facility.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2046. During the three months ended March 31, 2016, the Company completed the offering and sale of $8.0 billion principal amount of the Notes. In addition, the Company borrowed $1.5 billion pursuant to the Term Loan Credit Agreement in April 2016. In addition, the Company also completed exchange offers and otherwise assumed two tranches of Jarden notes with principal amounts of €300 million and $300 million in April 2016. Additional details regarding the debt obligations are provided in Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the effect the Company’s outstanding debt obligations, including those obligations that were assumed or otherwise incurred in April 2016 in connection with the Jarden Acquisition, are expected to have on the Company's cash flows in the indicated period as well as the timing of interest payments on borrowings outstanding (in millions):

	Payments Due in Year Ending December 31,
	Total	2016 (1)	2017 - 2018	2019 - 2020	2021 and Later
Debt (2)	$13,948.3	$1,257.7	$1,654.7	$2,393.2	$8,642.7
Interest on debt (3)	$5,812.5	$310.2	$951.9	$820.9	$3,729.5

(1)
Represents amounts due for the remainder of 2016, including $433.5 million of commercial paper outstanding at March 31, 2016, $300.0 million outstanding under the receivables facility at March 31, 2016 and $443.0 million outstanding under the Securitization Facility that was assumed in April 2016 upon completion of the Jarden Acquisition.

(2)
Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of March 31, 2016 and borrowings incurred in April 2016 in connection with the Jarden Acquisition. For further information relating to these obligations, see Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

(3)
Amounts represent estimated interest payable on borrowings outstanding as of March 31, 2016 and borrowings incurred in April 2016 in connection with the Jarden Acquisition, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $596.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of March 31, 2016. For further information, see Footnote 7 of the Notes to Condensed Consolidated Financial Statements.

There were no material changes to the Company's other commitments and obligations, including lease commitments and purchase obligations, during the three months ended March 31, 2016.

Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project osts, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products (particularly oil and resin), productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and synergies and financial results from recently completed acquisitions and planned divestitures, and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s retail customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; product liability, product recalls or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to complete planned divestitures; the Company’s ability to successfully integrate acquired businesses, including the recently acquired Jarden business; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. The information contained in this Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2015 Form 10-K with respect to foreign currency exchange rates and commodity prices.
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 68.3% and 87.9% of the Company’s total debt as of December 31, 2015 and March 31, 2016, respectively.
Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest rates. The following table sets forth the one-day value-at-risk as of December 31, 2015 and March 31, 2016 (in millions, except percentages):

	December 31, 2015	March 31, 2016	Confidence Level
Interest Rate Risk	$7.3	$66.1	95%
The increase in value at risk associated with interest rates is primarily due to the increase in total debt as of March 31, 2016 compared to December 31, 2015. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

Item 4. Controls and Procedures
As of March 31, 2016, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors
The information presented below supplements the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the 2015 Form 10-K. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Part I, “Item 1A. Risk Factors,” of the 2015 Form 10-K.
The Company incurred substantial additional indebtedness in connection with the Jarden acquisition which could materially adversely affect the Company and its financial position, including decreasing its business flexibility, increasing its borrowing costs and resulting in a reduction of its credit ratings.
Following completion of the Jarden acquisition, the Company substantially increased its debt compared to its recent historical levels. The Company incurred an additional $6.1 billion of debt (excluding approximately $4.1 billion of Jarden debt refinanced in connection with the acquisition), assuming all of Jarden’s convertible notes are converted into shares of Jarden common stock entitled to receive the merger consideration in connection with the completion of the acquisition. This increased level of debt will increase the Company’s interest expense and could have the effect, among other things, of reducing the Company’s flexibility to respond to changing business and economic conditions. In addition, if the Company is unable to timely reduce its level of indebtedness, the Company will be subject to increased demands on its cash resources, which could increase its total debt-to-capitalization ratios, decrease its interest coverage ratios, result in a breach of covenants or otherwise adversely affect the business and financial results of the Company.
The Company’s credit ratings impact the cost and availability of future borrowings and, accordingly, the Company’s cost of capital. The Company’s credit ratings reflect each rating organization’s opinion of its financial strength, operating performance and ability to meet its debt obligations. There can be no assurance any of the rating agencies will not downgrade the Company’s credit rating following the Jarden acquisition, and any reduction in the Company’s credit ratings, either on a corporate basis or any one or more debt issuances or otherwise, may limit the Company’s ability to borrow at interest rates consistent with the interest rates currently available or available to the Company prior to the Jarden acquisition.
The following risk factors have been removed from the risk factors set forth in the Company’s 2015 Form 10-K:
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
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2016:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	531	(2)	$36.56	—	$255,912,171
February	562,368	(2)	34.26	—	255,912,171
March	3,810	(2)	39.51	—	255,912,171
Total	566,709		$34.30	—
 __________________

(1)
Under the Company’s share repurchase program (the “SRP”), the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The Company suspended its repurchase of shares during the fourth quarter of 2015 due to the cash requirements associated with the Jarden transaction, so the Company did not repurchase shares pursuant to the SRP during the three months ended March 31, 2016.

(2)
All shares purchased by the Company during the quarter ended March 31, 2016 were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Newell Brands Inc., as amended as of April 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2016).

3.2	By-Laws of Newell Brands Inc., as amended April 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2016).
4.1	Specimen Stock Certificate for Newell Brands Inc.
4.2	Form of 2.600% note due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 18, 2016).
4.3	Form of 3.150% note due 2021(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 18, 2016).
4.4	Form of 3.850% note due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 18, 2016).
4.5	Form of 4.200% note due 2026 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 18, 2016).
4.6	Form of 5.375% note due 2036 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 18, 2016).
4.7	Form of 5.500% note due 2046 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 18, 2016).
10.1
Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Newell’s Registration Statement on Form S-4/A filed on February 17, 2016).

10.2
Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2016).

10.3
Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 27, 2016).

10.4
Amendment No.3 dated as of March 2, 2016 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent.

10.5
Separation Agreement and General Release, dated as of March 10, 2016, by and between Newell Rubbermaid Inc. and Paula Larson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016).

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

NEWELL BRANDS INC.
Registrant

Date:	May 9, 2016	/s/ John K. Stipancich
John K. Stipancich
Executive Vice President, Chief Financial Officer

Date:	May 9, 2016	/s/ Scott H. Garber
Scott H. Garber
Vice President – Corporate Controller and Chief Accounting Officer