Form 10-Q
period 2016-06-30
NEWELL BRANDS INC
filed 2016-08-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2016: 482.2 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$3,858.6	$1,560.9	$5,173.5	$2,824.9
Cost of products sold	2,762.9	939.9	3,572.2	1,716.4
GROSS PROFIT	1,095.7	621.0	1,601.3	1,108.5
Selling, general and administrative expenses	947.0	393.0	1,309.5	755.0
Restructuring costs	11.0	13.3	28.7	40.6
OPERATING INCOME	137.7	214.7	263.1	312.9
Nonoperating (income) expenses:
Interest expense, net	126.7	18.1	156.1	37.3
Loss related to extinguishment of debt/credit facility	1.2	—	47.1	—
Other (income) expense, net	(160.5)	5.0	(162.0)	5.1
Net nonoperating (income) expenses	(32.6)	23.1	41.2	42.4
INCOME BEFORE INCOME TAXES	170.3	191.6	221.9	270.5
Income tax expense	34.5	43.5	45.8	65.5
INCOME FROM CONTINUING OPERATIONS	135.8	148.1	176.1	205.0
(Loss) income from discontinued operations, net of tax	(0.6)	0.4	(0.4)	(2.4)
NET INCOME	$135.2	$148.5	$175.7	$202.6
Weighted average shares outstanding:
Basic	448.3	269.7	358.5	270.1
Diluted	450.2	271.7	360.1	272.2
Earnings per share:
Basic:
Income from continuing operations	$0.30	$0.55	$0.49	$0.76
(Loss) income from discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.30	$0.55	$0.49	$0.75
Diluted:
Income from continuing operations	$0.30	$0.55	$0.49	$0.75
(Loss) income from discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.30	$0.55	$0.49	$0.74
Dividends per share	$0.19	$0.19	$0.38	$0.38
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET INCOME	$135.2	$148.5	$175.7	$202.6

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(26.7)	37.2	(15.8)	(68.3)
Change in unrecognized pension and other postretirement costs	9.1	(3.4)	15.8	7.8
Derivative hedging gain (loss)	10.6	(6.4)	(47.4)	(5.3)
Total other comprehensive (loss) income, net of tax	(7.0)	27.4	(47.4)	(65.8)

COMPREHENSIVE INCOME (1)	$128.2	$175.9	$128.3	$136.8

(1) Comprehensive income (loss) attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627.3	$274.8
Accounts receivable, net	2,876.6	1,250.7
Inventories, net	2,908.7	721.8
Prepaid expenses and other	406.6	147.8
Assets held for sale	—	98.4
TOTAL CURRENT ASSETS	6,819.2	2,493.5
PROPERTY, PLANT AND EQUIPMENT, NET	1,709.1	599.2
GOODWILL	11,980.9	2,791.2
OTHER INTANGIBLE ASSETS, NET	12,953.3	1,063.7
DEFERRED INCOME TAXES	64.9	38.5
OTHER ASSETS	427.9	273.4
TOTAL ASSETS	$33,955.3	$7,259.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,566.8	$642.4
Accrued compensation	334.9	185.2
Other accrued liabilities	1,340.3	728.9
Short-term debt and current portion of long-term debt	943.0	388.8
Liabilities held for sale	—	43.3
TOTAL CURRENT LIABILITIES	4,185.0	1,988.6
LONG-TERM DEBT	12,044.8	2,669.1
DEFERRED INCOME TAXES	4,559.4	226.6
OTHER NONCURRENT LIABILITIES	1,823.0	548.8
COMMITMENTS AND CONTINGENCIES (Footnote 17)
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	503.1	287.5
Outstanding shares, before treasury:
2016 – 503.1
2015 – 287.5
Treasury stock, at cost:	(544.0)	(523.1)
Shares held:
2016 – 20.9
2015 – 20.3
Additional paid-in capital	10,110.5	801.4
Retained earnings	2,122.3	2,090.9
Accumulated other comprehensive loss	(881.2)	(833.8)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	11,310.7	1,822.9
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	32.4	3.5
TOTAL STOCKHOLDERS’ EQUITY	11,343.1	1,826.4
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,955.3	$7,259.5
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$175.7	$202.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	169.2	85.5
Net gain from sale of businesses	(161.9)	—
Loss related to extinguishment of debt/credit facility	47.1	—
Non-cash restructuring costs	1.8	(0.5)
Deferred income taxes	60.1	11.5
Stock-based compensation expense	29.1	14.1
Other, net	9.5	15.4
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(255.8)	(77.4)
Inventories	314.6	(245.9)
Accounts payable	243.3	91.6
Accrued liabilities and other	(307.1)	(148.7)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	325.6	(51.8)
INVESTING ACTIVITIES:
Proceeds from sale of divested businesses and noncurrent assets	239.0	5.1
Acquisitions and acquisition-related activity	(8,597.7)	(2.0)
Capital expenditures	(163.9)	(85.8)
Other investing activities	3.9	5.7
NET CASH USED IN INVESTING ACTIVITIES	(8,518.7)	(77.0)
FINANCING ACTIVITIES:
Net short-term borrowings	47.2	386.0
Proceeds from issuance of debt, net of debt issuance costs	9,414.6	—
Payments on and for the settlement of notes payable and debt	(750.0)	—
Repurchase and retirement of shares of common stock	—	(124.0)
Cash dividends	(145.0)	(104.4)
Excess tax benefits related to stock-based compensation	10.3	17.5
Equity compensation activity and other, net	(17.9)	(12.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,559.2	162.6
Exchange rate effect on cash and cash equivalents	(13.6)	5.5
INCREASE IN CASH AND CASH EQUIVALENTS	352.5	39.3
Cash and cash equivalents at beginning of period	274.8	199.4
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$627.3	$238.7

Supplemental non-cash disclosures:
Common stock issued for Jarden Acquisition	$9,480.3	$—
Debt assumed, at fair value, in the Jarden Acquisition	$1,124.0	$—
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
Supplemental Information
Interest expense is net of interest income of $0.7 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $2.4 million, for the six months ended June 30, 2016 and 2015, respectively.
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the second, third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the six months ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct reduction from the related debt liability rather than as an asset. Amortization of the costs continues to be reported as interest expense. The guidance is effective for fiscal years beginning after December 15, 2015. The Company retrospectively adopted ASU 2015-03 on January 1, 2016, and the retrospective adoption of ASU 2015-03 had the effect of reducing the Company’s other assets and long-term debt by $18.5 million as of December 31, 2015.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on its consolidated financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
As of December 31, 2015, the Company determined it could no longer exercise control over its Venezuelan operations because the availability of U.S. Dollars had declined significantly over the past several years in each of Venezuela’s three exchange mechanisms, and the Company concluded that an other-than-temporary lack of exchangeability between the Venezuelan Bolivar and the U.S. Dollar existed as of December 31, 2015. Furthermore, increasingly restrictive governmental regulations in Venezuela related to prices that could be charged for products, distribution channels into which products could be sold, product labeling requirements, importation of raw materials and sourced products which must be purchased in U.S. Dollars, and labor matters restricted the Company’s ability to make and execute decisions related to its Venezuelan operations. As a result, the Company concluded it could no longer make key operational and financial decisions regarding its Venezuelan operations and deconsolidated its Venezuelan operations as of December 31, 2015. As of June 30, 2016, the Company did not have any significant commitments to provide financial support to or for the benefit of the Venezuelan operations, and the carrying value of the Company’s investment in Venezuela is $0.
Prior to the deconsolidation of the Venezuelan operations on December 31, 2015, the results of the Company’s Venezuelan operations were included in the Company’s Condensed Consolidated Statement of Operations. During the six months ended June 30, 2015, the Company’s Venezuelan operations generated $67.1 million of consolidated net sales and $28.9 million of operating income.
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
The Company’s effective tax rate of 20.6% for the six months ended June 30, 2016 was impacted by the acquisition of Jarden Corporation (“Jarden”), the geographical mix of earnings and a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations. The Company’s effective tax rate of 24.2% for the six months ended June 30, 2015 was impacted by the geographical mix of earnings and the strengthening of the U.S. Dollar against foreign currencies offset by increased tax benefit from the generation of foreign tax credits.
Other Items
The Company holds a 29% investment in Sprue Aegis (“Sprue”). During the three and six months ended June 30, 2016, the Company’s related party sales to Sprue were $7.3 million.
Footnote 2 — Acquisitions
Elmer’s
During October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571.4 million, which is net of $16.8 million of cash acquired. The acquisition of Elmer’s was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $24.5 million of the purchase price to identified tangible and monetary net assets, $86.6 million to deferred tax liabilities and $262.0 million to identified intangible assets. Approximately $220.0 million was allocated to indefinite-lived intangible assets and approximately $42.0 million was allocated to a definite-lived intangible asset with a weighted-average life of 8 years. The indefinite-lived intangible assets represent the acquired Elmer’s® and X-Acto® trade names. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $371.5 million as goodwill. None of the goodwill is expected to be tax deductible. Elmer’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date, including net sales of $79.0 million and $123.6 million for the three and six months ended June 30, 2016, respectively, and operating income of $21.3 million and $17.8 million for the three and six months ended June 30, 2016, respectively. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The Company incurred $0.5 million and $7.1 million of restructuring costs during the three and six months ended June 30, 2016 associated with the integration of Elmer’s.
Jarden Corporation
On April 15, 2016, Jarden became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”) between the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Volkl® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets.  The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition has been accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date.
Pursuant to the Merger Agreement, each share of Jarden common stock was converted into the right to receive and became exchangeable for merger consideration consisting of (1) 0.862 of a share of the Company’s common stock plus (2) $21.00 in cash. On April 15, 2016, the Company provided for the issuance of up to 189.4 million shares of common stock and the payment of up to $4.6 billion for 100% of the outstanding equity interests of Jarden, which represented 219.7 million shares of Jarden common stock outstanding and eligible to receive the merger consideration. As of June 30, 2016, the Company has been notified by Jarden shareholders owning 10.6 million shares of Jarden common stock that they were exercising their dissenters’ rights and were seeking an appraisal of such shares, and as a result, the merger consideration issuable to these Jarden shareholders consisting of 9.1 million shares of the Company’s common stock had not been issued and $222.2 million in cash had not been paid as of June 30, 2016.
The Jarden Acquisition constituted a make-whole fundamental change with respect to Jarden’s three series of outstanding convertible notes, making them eligible for conversion into shares of Jarden common stock and eligible to receive the merger consideration based on the number of Jarden shares into which the convertible notes may be converted. Jarden’s three series of convertible notes had an aggregate principal amount of $1.5 billion outstanding due in 2018, 2019 and 2034. During the three months ended June 30, 2016, substantially all of the Jarden convertible note holders elected to convert their notes into shares of Jarden common stock, resulting in 37.9 million shares of Jarden common stock that were exchanged for merger consideration consisting of 32.7 million shares of the Company’s common stock and $795.9 million of cash.
Based on the closing price of a share of the Company’s common stock on April 15, 2016 of $44.33 per share, the total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of common stock. Upon completion of the Jarden Acquisition, stockholders of Newell Rubbermaid and stockholders and convertible note holders of Jarden immediately before the merger owned 55% and 45%, respectively, of the Company. As of June 30, 2016, the Company had paid $5.2 billion and issued 213.9 million shares valued at $9.5 billion for shares of Jarden common stock tendered in the Jarden Acquisition. With respect to the 10.6 million shares of Jarden common stock held by dissenting shareholders exercising their dissenters’ appraisal rights, the Company accrued the estimated value of the merger consideration payable to such shareholders of $626.5 million, and such amount is included in other noncurrent liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2016. In addition, on April 15, 2016, the Company paid $4.1 billion to settle certain of Jarden’s outstanding debt obligations, which included accrued interest and change-in-control premiums.

The Company’s allocation of the total purchase price for the Jarden Acquisition to assets acquired and liabilities assumed is preliminary as the Company continues to finalize the valuation of property, plant and equipment and identifiable intangible assets (and the related deferred income tax liabilities) and the allocation of goodwill to its operating segments. The table below represents a preliminary allocation of the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed in the Jarden Acquisition based on their estimated fair values on the date of acquisition (in millions):

Accounts receivable	$1,372.2
Inventories	2,494.2
Other current assets	191.0
Property, plant and equipment	1,060.9
Goodwill	9,166.2
Identifiable intangible assets	11,923.1
Other assets	150.7
Total assets	$26,358.3

Accounts payable	$668.3
Other current liabilities	843.7
Debt assumed, at fair value	1,198.7
Deferred income tax liabilities	4,308.0
Other noncurrent liabilities	629.1
Total liabilities	$7,647.8
Total noncontrolling interests	$27.2

Total merger consideration, net of cash acquired	$18,683.3

Debt repayments, net of cash acquired	$3,388.9
Cash paid for the acquisition of Jarden common stock	5,187.6
Total cash paid, net of cash acquired	8,576.5
Accrual for merger consideration	626.5
Fair value of 213.9 million shares of Company common stock issued	9,480.3
Total merger consideration, net of cash acquired	$18,683.3
Approximately $174.8 million of the goodwill is expected to be tax deductible. The goodwill associated with the Jarden Acquisition is primarily related to synergies expected to arise after the acquisition.
The Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016 includes $2.2 billion of net sales and $9.1 million of operating loss related to Jarden.
The following unaudited pro forma financial information presents the combined results of operations of Newell Rubbermaid and Jarden for the three and six months ended June 30, 2016 and 2015 as if the Jarden Acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Jarden Acquisition been completed as of January 1, 2015 and should not be taken as indicative of the Company’s future consolidated results of operations. The Company expects to incur restructuring and other integration costs that are not included in the pro forma results of operations presented below. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net sales	$4,236.9	$3,566.6	$7,569.7	$6,562.1
Net income (loss)	370.5	97.2	312.5	(442.1)
Earnings (loss) per share:
Basic	$0.77	$0.20	$0.65	$(0.92)
Diluted	$0.77	$0.20	$0.65	$(0.92)

The unaudited pro forma financial information for the three months ended June 30, 2016 and 2015 include $56.9 million and $38.4 million, respectively, for the amortization of acquired intangibles, and the unaudited pro forma financial information for the six months ended June 30, 2016 and 2015 include $113.8 million and $76.8 million, respectively, for the amortization of acquired intangibles from the Jarden Acquisition based on the preliminary purchase price allocation. The unaudited pro forma financial information for the three and six months ended June 30, 2015 also includes $129.4 million and $899.0 million, respectively, of non-recurring charges related to the Jarden Acquisition, which are comprised of charges for the fair market value adjustment for manufacturers profit in inventory and other acquisition-related costs.
Acquisition and Integration Costs
The table below presents acquisition and integration costs included in the Company’s results of operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products sold (1)	$0.2	$0.1	$0.2	$1.6
Selling, general and administrative expenses (1)	67.8	1.0	80.5	1.2
Restructuring costs	8.9	1.8	15.5	1.8
	$76.9	$2.9	$96.2	$4.6
(1) Costs in 2016 primarily relate to the Jarden Acquisition.
Footnote 3 — Discontinued Operations and Divestitures
The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$—	$15.0	$—	$32.3
(Loss) income from discontinued operations before income taxes	$(0.7)	$0.5	$(1.3)	$(3.9)
Income tax (benefit) expense	(0.1)	0.1	(0.3)	(1.5)
(Loss) income from discontinued operations	(0.6)	0.4	(1.0)	(2.4)
Net gain from sale of discontinued operations, net of tax	—	—	0.6	—
(Loss) income from discontinued operations, net of tax	$(0.6)	$0.4	$(0.4)	$(2.4)
Divestitures
On June 30, 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for net consideration of $232.2 million, subject to customary working capital adjustments expected to be settled during the fourth quarter. The proceeds are net of $2.8 million of transaction expenses and $2.8 million of cash included in the assets sold. The net assets of the Décor business were $71.2 million, including $19.2 million of goodwill, resulting in a pretax gain of $161.0 million, which is included in other (income) expense, net for the three and six months ended June 30, 2016.
Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
Share Repurchase Program
In August 2011, the Company announced a three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. As expanded and extended in November 2014, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP. As of June 30, 2016, the Company had $255.9 million available under the SRP for future repurchases.

Accumulated Other Comprehensive Loss
The following tables display the changes in accumulated other comprehensive loss (“AOCI”) by component for the six months ended June 30, 2016 and 2015 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(411.7)	$(422.3)	$0.2	$(833.8)
Other comprehensive (loss) income before reclassifications	(17.6)	11.1	(68.2)	(74.7)
Amounts reclassified to earnings	1.8	4.7	20.8	27.3
Net current period other comprehensive (loss) income	(15.8)	15.8	(47.4)	(47.4)
Balance at June 30, 2016	$(427.5)	$(406.5)	$(47.2)	$(881.2)

(1)
Includes foreign exchange losses of $6.5 million arising during the six months ended June 30, 2016 associated with intercompany loans designated as long-term and $6.6 million of foreign exchange gains associated with long-term debt designated as a hedge of a net investment.

	Foreign Currency Translation Loss (2)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Gain (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(287.8)	$(511.7)	$5.1	$(794.4)
Other comprehensive (loss) income before reclassifications	(68.3)	(0.1)	0.5	(67.9)
Amounts reclassified to earnings	—	7.9	(5.8)	2.1
Net current period other comprehensive (loss) income	(68.3)	7.8	(5.3)	(65.8)
Balance at June 30, 2015	$(356.1)	$(503.9)	$(0.2)	$(860.2)

(2)	Includes foreign exchange losses of $15.2 million arising during the six months ended June 30, 2015 associated with intercompany loans designated as long-term.
The following table depicts reclassifications out of AOCI to earnings for the periods indicated (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation loss:
Total before tax	$1.8	$—	$1.8	$—	Other (income) expense, net
Tax effect	—	—	—	—
Net of tax	$1.8	$—	$1.8	$—
Unrecognized pension and other postretirement costs:
Total before tax	$3.5	$5.7	$7.0	$11.4	(1)
Tax effect	(1.2)	(1.8)	(2.3)	(3.5)
Net of tax	$2.3	$3.9	$4.7	$7.9
Derivatives:
Total before tax	$16.3	$(3.8)	$26.6	$(7.9)	(2)
Tax effect	(4.5)	1.1	(5.8)	2.1
Net of tax	$11.8	$(2.7)	$20.8	$(5.8)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015. See Footnote 11 for further details.
(2) These accumulated other comprehensive income (loss) components are included in cost of products sold, other expense and interest expense line-items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015. See Footnote 10 for further details.

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
Cumulative costs of Project Renewal are expected to be approximately $690.0 million to $725.0 million pretax, with cash costs of approximately $645.0 million to $675.0 million. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Projects associated with Project Renewal are expected to be complete by the end of 2017, and as a result, cash payments and savings will be realized in 2018 and later years.
The following table depicts the restructuring charges incurred in connection with Project Renewal for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception Through
	2016	2015	2016	2015	June 30, 2016
Facility and other exit costs, including impairments	$1.3	$(0.6)	$1.6	$(0.3)	$29.0
Employee severance, termination benefits and relocation costs	(3.9)	9.3	(5.4)	28.2	213.1
Exited contractual commitments and other	4.7	2.8	17.0	10.9	80.9
	$2.1	$11.5	$13.2	$38.8	$323.0
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2016 (in millions):

	December 31, 2015			June 30, 2016
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$1.6	$(1.6)	$—
Employee severance, termination benefits and relocation costs	49.3	(5.4)	(17.4)	26.5
Exited contractual commitments and other	17.3	17.0	(8.8)	25.5
	$66.6	$13.2	$(27.8)	$52.0
Jarden Integration
The Company expects to incur up to $500.0 million of restructuring and other costs through 2020 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, distribution and overhead functions in the combined business. Costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, costs associated with the integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the restructuring charges incurred in connection with the Jarden Integration for both the three and six months ended June 30, 2016 and the activity in accrued restructuring reserves for the Jarden Integration for the six months ended June 30, 2016 (in millions):

	December 31, 2015			June 30, 2016
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$—	$—	$—
Employee severance, termination benefits and relocation costs	—	8.4	(2.2)	6.2
Exited contractual commitments and other	—	—	—	—
	$—	$8.4	$(2.2)	$6.2
Restructuring Costs
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2016	2015	2016	2015
Writing	$(0.1)	$0.8	$11.0	$3.6
Home Solutions	(2.0)	0.3	(1.4)	5.1
Tools	(1.3)	0.8	0.1	0.8
Commercial Products	—	0.6	—	1.1
Baby & Parenting	0.8	2.1	4.9	2.1
Branded Consumables	—	—	—	—
Consumer Solutions	0.2	—	0.2	—
Outdoor Solutions	0.4	—	0.4	—
Process Solutions	—	—	—	—
Corporate	13.0	8.7	13.5	27.9
	$11.0	$13.3	$28.7	$40.6
Cash paid for all restructuring activities was $15.8 million and $15.5 million for the three months ended June 30, 2016 and 2015, respectively, and $30.8 million and $30.2 million for the six months ended June 30, 2016 and 2015, respectively.
Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2016	December 31, 2015
Materials and supplies	$442.2	$117.3
Work in process	245.0	108.0
Finished products	2,221.5	496.5
	$2,908.7	$721.8

Footnote 7 — Property, Plant & Equipment, Net
Property, plant and equipment, net, consisted of the following, (in millions):

	June 30, 2016	December 31, 2015
Land	$105.0	$20.2
Buildings and improvements	696.2	350.8
Machinery and equipment	2,558.9	1,743.7
	3,360.1	2,114.7
Accumulated depreciation	(1,651.0)	(1,515.5)
	$1,709.1	$599.2
Depreciation expense for continuing operations was $67.0 million and $24.2 million for the three months ended June 30, 2016 and 2015, respectively, and $90.1 million and $45.9 million for the six months ended June 30, 2016 and 2015, respectively.
Footnote 8 — Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows (in millions):

Segment	December 31, 2015 Balance	Acquisitions(1)	Other Adjustments	Foreign Currency	June 30, 2016 Balance
Writing	$1,359.0	$16.3	$—	$5.7	$1,381.0
Home Solutions	361.1	—	—	—	361.1
Tools	474.4	—	—	(1.9)	472.5
Commercial Products	387.3	—	—	(0.5)	386.8
Baby & Parenting	209.4	—	—	3.9	213.3
Branded Consumables	—	4,288.0	—	—	4,288.0
Consumer Solutions	—	1,951.3	—	—	1,951.3
Outdoor Solutions	—	2,541.5	—	—	2,541.5
Process Solutions	—	385.4	—	—	385.4
	$2,791.2	$9,182.5	$—	$7.2	$11,980.9

(1)	Amounts primarily represent the preliminary estimate of goodwill attributable to the Jarden Acquisition and the preliminary allocation of goodwill to the Company’s segments.
In connection with the Jarden Acquisition, the Company acquired intangible assets primarily consisting of trademarks, trade names, customer relationships and distributor channels. Based on the preliminary purchase price allocation, the Company allocated $11,923.1 million of the purchase price for the Jarden Acquisition to identified intangible assets. The preliminary amounts included in the Gross Carrying Amount in the table below attributable to the Jarden Acquisition are as follows: trade names - indefinite life - $8,586.0 million; trade names - other - $37.5 million; capitalized software - $65.5 million; customer relationships & distributor channels - $3,076.0 million; and, other intangible assets - $158.1 million. Intangible assets, net consisted of the following as of the dates indicated (in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$9,255.0	$—	$9,255.0	$653.4	$—	$653.4
Trade names — other	89.2	(31.5)	57.7	46.0	(30.0)	16.0
Capitalized software	550.2	(274.3)	275.9	465.6	(252.7)	212.9
Patents and intellectual property	289.4	(102.1)	187.3	142.8	(89.9)	52.9
Customer relationships & distributor channels	3,299.6	(140.9)	3,158.7	231.9	(104.5)	127.4
Other	23.3	(4.6)	18.7	4.2	(3.1)	1.1
	$13,506.7	$(553.4)	$12,953.3	$1,543.9	$(480.2)	$1,063.7

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of June 30, 2016:

Amortization Periods (in years)
Trade names — indefinite life	N/A
Trade names — other	3–30 years
Capitalized software	3–12 years
Patents and intellectual property	3–14 years
Customer relationships & distributor channels	3–30 years
Other	3–5 years

Amortization expense for intangible assets for continuing operations was $59.4 million and $18.8 million for the three months ended June 30, 2016 and 2015, respectively, and $79.2 million and $38.4 million for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016 , the aggregate estimated intangible amortization amounts for the six months ending December 31, 2016 and succeeding four years ending December 31, are as follows (in millions):

2016	2017	2018	2019	2020
$135.0	$331.7	$317.0	$275.1	$235.2
Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of finalizing the purchase price allocation of the Jarden Acquisition, future acquisitions, changes in useful lives and other relevant factors.
Footnote 9 — Debt
The following is a summary of outstanding debt (in millions):

	June 30, 2016	December 31, 2015
Medium-term notes (original maturities up to 10 years)	$9,068.2	$2,674.1
Long-term notes (original maturities more than 10 years)	2,220.2	—
Term loan	750.0	—
Commercial paper	287.9	—
Receivables facilities	574.4	350.0
Other debt	87.1	33.8
Total debt	12,987.8	3,057.9
Short-term debt and current portion of long-term debt	(943.0)	(388.8)
Long-term debt	$12,044.8	$2,669.1
Medium-term and Long-term Notes
In March 2016, the Company completed the offering and sale of $8.0 billion principal amount of unsecured senior notes, consisting of $1.0 billion of aggregate principal amount of 2.60% notes due 2019 (the “2019 Notes”), $1.0 billion of aggregate principal amount of 3.15% notes due 2021 (the “2021 Notes”), $1.75 billion of aggregate principal amount of 3.85% notes due 2023 (the “2023 Notes”), $2.0 billion of aggregate principal amount of 4.20% notes due 2026 (the “2026 Notes”), $500.0 million of aggregate principal amount of 5.375% notes due 2036 (the “2036 Notes”) and $1.75 billion of aggregate principal amount of 5.50% notes due 2046 (the “2046 Notes” and together with the 2019 Notes, the 2021 Notes, the 2023 Notes, the 2026 Notes and the 2036 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $7.9 billion, which were used to pay the cash portion of the merger consideration in the Jarden Acquisition and to repay a significant portion of Jarden’s outstanding debt at closing. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. At the Company’s option, all or any portion of the 2019 Notes may be redeemed at any time, all or any portion of the 2021 Notes may be redeemed at any time prior to March 1, 2021 (the date that is one month prior to the maturity date), all or any portion of the 2023 Notes may be redeemed at any time prior to February 1, 2023 (the date that is two months prior to the maturity date), all or any portion of the 2026 Notes may be redeemed at any time prior to January 1, 2026 (the date that is three months prior to the maturity date), all or any portion of the 2036 Notes may be redeemed at any time prior to October 1, 2035 (the date that is six months prior to the maturity date), and all or any portion of the 2046 Notes may be redeemed at any time prior to October 1, 2045 (the date that is six months prior to the maturity date) (each such date the applicable “par call date”). The redemption price for the Notes is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (in the case of the 2026 Notes, assuming that the 2026 Notes matured on the par call date) (not including any portion of any payments of interest accrued to the redemption date), discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate, plus an applicable premium; plus in each case, accrued and unpaid interest on the Notes being redeemed to the redemption date. If the 2021 Notes are redeemed on or after a date that is one month prior to the maturity date of the 2021 Notes, the 2023 Notes are redeemed on or after a date that is two months prior to the maturity date of the 2023 Notes, the 2026 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2026 Notes, or the 2036 Notes or the 2046 Notes are redeemed on or after a date that is six months prior to the maturity date of such notes, then the redemption price of such notes will be equal to 100% of the principal amount of the notes so redeemed plus accrued interest to such redemption date. The interest rate payable on each series of Notes will be subject to adjustment if either of two credit rating agencies downgrade (or subsequently upgrade) its rating assigned to the Notes, but in no event shall the interest rate payable on each series of Notes be less than the stated interest rate or more than 200 basis points greater than the stated interest rate on each series of Notes as a result of such credit rating agencies downgrades or upgrades.
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
Receivables-Related Borrowings
As extended and expanded, the Company’s receivables facility expires in October 2016 and provides for available borrowings of up to $400.0 million (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, the “Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly-owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its Condensed Consolidated Financial Statements. The Receivables Facility, as amended, requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of June 30, 2016. The financing subsidiary owned $959.5 million of outstanding accounts receivable as of June 30, 2016, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2016. The Company had $370.0 million of outstanding borrowings under the Receivables Facility as of June 30, 2016.
Prior to completion of the Jarden Acquisition in April 2016, Jarden maintained a $500.0 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016 pursuant to which a substantial portion of Jarden’s U.S. accounts receivable were sold to a wholly-owned subsidiary of Jarden. Jarden’s wholly-owned subsidiary funded these purchases with borrowings under a loan agreement, and such borrowings were secured by the purchased accounts receivable. Upon completion of the Jarden Acquisition in April 2016, the Securitization Facility was amended to provide for borrowings to a subsidiary of the Company on terms substantially similar to those under the Securitization Facility, and borrowings by the Company’s subsidiary under the Securitization Facility are collateralized by a portion of the Company’s U.S. accounts receivable. The outstanding accounts receivable provided as collateral for the Securitization Facility totaled $798.2 million as of June 30, 2016, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2016. The Company had $204.4 million of outstanding borrowings under the Securitization Facility as of June 30, 2016.
Revolving Credit Facility and Commercial Paper
In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates in its entirety the Company’s previous revolving credit facility. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 2021, and an aggregate commitment at any time outstanding of up to $1.25 billion (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.75 billion upon the satisfaction of certain conditions. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Revolving Credit Agreement, as amended, requires, among other things, that the Company maintain certain interest coverage and debt-to-

total capitalization ratios, and the Company was in compliance with such requirements under the Revolving Credit Agreement as of June 30, 2016. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the Facility. As of June 30, 2016, there were no borrowings outstanding and $39.8 million of standby letters of credit issued under the Facility. As of June 30, 2016, the Company had outstanding commercial paper obligations of $287.9 million, resulting in $922.3 million of borrowing capacity under the Facility.
In addition to the committed portion of the Facility, the Revolving Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
Bridge Credit Facility
On December 13, 2015, the Company entered into a commitment letter with a lender. The lender committed to provide financing for the Jarden transaction, consisting of a $10.5 billion senior unsecured bridge facility (the “Jarden Bridge Facility”). The availability under the Jarden Bridge Facility was subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events. Due to the Company entering into the term loan credit agreement as described below, completing the issuance of the Notes in March 2016 and other considerations, the Jarden Bridge Facility was terminated. Other current assets as of December 31, 2015 included $45.9 million of unamortized origination fees associated with the commitment letter contemplating the Jarden Bridge Facility. Upon cancellation of the Jarden Bridge Facility, the $45.9 million of issuance costs were written off and recorded as a loss related to termination of credit facility in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016.
Term Loan Credit Agreement
On January 26, 2016, the Company entered into a credit agreement (the “Term Loan Credit Agreement”) for a $1.5 billion senior unsecured term loan facility with a syndicate of banks. In April 2016, the Company borrowed $1.5 billion pursuant to the Term Loan Credit Agreement, and the borrowings were used to pay a portion of the cash portion of the merger consideration in connection with the Jarden Acquisition. The Term Loan Credit Agreement provides for a maturity date of three years from the closing date of the Jarden Acquisition and requires the Company to repay 5% of the initial borrowings by each of April 2017 and April 2018, 45% of the borrowings by October 2018 and the remaining 45% of the borrowings by April 2019. At the Company’s election, borrowings under the Term Loan Credit Agreement bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. During the three months ended June 30, 2016, the Company repaid $750.0 million of the borrowings outstanding under the Term Loan Credit Agreement. As of June 30, 2016, the Company had outstanding borrowings of $750.0 million under the Term Loan Credit Agreement which bear interest at an average rate of 2.0%.
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
The Exchange Offers were not registered under the Securities Act of 1933 (the “Securities Act”), and as a result, the Newell Notes may not be offered or sold in the U.S. absent registration or an applicable exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state laws. In connection with the completion of the Exchange Offers, the Company entered into a registration rights agreement pursuant to which the Company agreed to use its commercially reasonable efforts to file a registration statement before January 2017 relating to an offer to exchange the Newell Notes for registered notes of the Company having substantially the same terms as the Newell Notes. The interest rates on the Newell Notes are subject to increases if the Company does not fulfill its obligation to timely offer to exchange the Newell Notes for registered notes of the Company having substantially the same terms as the Newell Notes.
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
The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment (the “Hedging Instrument”) in certain Euro-functional currency subsidiaries with Euro-denominated net assets. Foreign currency gains and losses on the Hedging Instrument, which was a $6.6 million gain during the three months ended June 30, 2016, are recorded as an adjustment to AOCI. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.
Footnote 10 — Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company primarily uses derivatives to manage its interest rate exposure, to achieve a desired proportion of variable and fixed-rate debt, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, to manage changes in fair value resulting from changes in foreign currency exchange rates and to manage the risk associated with the volatility of future cash flows associated with changes in commodity prices. The Company does not use derivative instruments for speculative or trading purposes.
Fair Value Hedges-Interest Rate Swap Agreements
The Company generally enters into interest rate swap agreements related to existing debt obligations with initial maturities ranging from five to ten years, although the Company may enter into interest rate swap agreements with respect to debt obligations with shorter or longer maturities. The Company’s interest rate swap agreements have the economic effect of modifying the fixed interest obligations associated with approximately $596.0 million of the medium-term notes so that the interest payable on these medium-term notes effectively became variable. The Company uses these interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. The critical terms of the interest rate swap agreements match the critical terms of the medium-term notes that the interest rate swap agreements pertain to, including the notional amounts and maturity dates. These transactions are characterized as fair value hedges for accounting purposes because they protect the Company against changes in the fair values of certain fixed-rate borrowings due to benchmark interest rate movements. The changes in fair values of these interest rate swap agreements are recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amounts included in other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The amount of net gain (loss) attributable to the risk being hedged is recognized as interest expense in the Condensed Consolidated Statements of Operations with the corresponding amount included in Current Portion of Long-term Debt and Long-term Debt. The periodic interest settlements for the interest rate swap agreements are recorded as interest expense and are included as a part of cash flows from operating activities.
Cash Flow Hedges-Forward-Starting Interest Rate Swaps
The Company also uses derivatives to hedge interest rates on anticipated issuances of medium-term and long-term notes. The Company generally uses these instruments to hedge interest rates on anticipated debt issuances occurring within one year or less of the inception date of the derivative, although the Company may use such instruments to hedge interest rates on anticipated issuances occurring beyond one year of the inception date of the derivative. The Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated issuances of the notes. These derivatives are designated as cash flow hedges. The changes in fair values of these instruments are recognized in other comprehensive income (loss), and after the notes are issued and the derivative instruments are settled, the amount in other comprehensive income (loss) is amortized to interest expense in the Condensed Consolidated Statements of Operations over the term of the related notes. The cash paid or received from the settlement of forward-starting interest rate swaps is included in cash flows from operating activities.
Cash Flow Hedges-Cross-Currency Interest Rate Swap Agreements
The Company’s foreign exchange risk management policy emphasizes hedging foreign currency intercompany financing activities with derivatives, and the hedges and related intercompany financing arrangements generally have maturity dates of three years or less from inception. The Company may use such instruments to hedge intercompany financing arrangements with maturities of more than three years. The Company uses derivative instruments, such as cross-currency interest rate swap agreements, to hedge currency risk associated with foreign currency-denominated assets and liabilities associated with intercompany financing activities. In connection with intercompany financing arrangements entered into in April 2015, the Company entered into two cross-currency interest rate swap agreements to manage the related foreign currency exchange risk of the intercompany financing arrangements. As of June 30, 2016, the notional value of outstanding cross-currency interest rate swaps was $186.2 million, and the cross-

currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The cross-currency interest rate swap agreements have been designated as qualifying hedging instruments and are accounted for as cash flow hedges. The critical terms of the cross-currency interest rate swap agreements correspond to the terms of the intercompany financing arrangements, including the annual principal and interest payments being hedged, and the cross-currency interest rate swap agreements mature at the same time as the intercompany financing arrangements.
The Company uses the hypothetical derivative method to measure the effectiveness of its cross-currency interest rate swap agreements. The fair values of these cross-currency interest rate swap agreements are recognized as other assets or other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets and an amount is reclassified out of accumulated other comprehensive income (loss) into other expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured. The ineffective portion of the unrealized gains and losses on these cross-currency interest rate swaps, if any, is recorded immediately to other expense, net. The Company evaluates the effectiveness of its cross-currency swap agreements on a quarterly basis, and the Company did not record any ineffectiveness for the six months ended June 30, 2016 and 2015. The cash flows related to the cross-currency interest rate swap agreements, including amounts related to the periodic interest settlements and the principal balances, are included in cash flows from operating activities.
Foreign Currency Forward Contracts
The Company’s foreign exchange risk management policy generally emphasizes hedging certain transaction exposures of 2 year durations or less. The Company transacts business in various foreign currencies and periodically enters into primarily foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company designates certain of these instruments as hedges of probable forecasted foreign currency denominated sales or purchases. In addition, the Company does not designate certain of these instruments as hedges based on the underlying exposure. As of June 30, 2016, including contracts designated and not designated as hedges, the notional amounts of the forward contracts held to purchase U.S. Dollars in exchange for other major international currencies were $921.2 million, the notional amounts of the forward contracts held to sell U.S. Dollars in exchange for other major international currencies were $284.0 million, and the notional amounts of additional forward contracts held to buy and sell international currencies were $295.2 million.
The net gains (losses) related to forward contracts designated as hedges are included in accumulated other comprehensive income (loss) until the hedged transaction occurs or when the hedged transaction is no longer probable of occurring. The net gains (losses) in accumulated other comprehensive income (loss) are generally reclassified to either cost of products sold in the Condensed Consolidated Statements of Operations because the foreign currency contracts hedge purchases of inventory. The net gains (losses) associated with foreign currency contracts that are not designated as hedges are included in other (income) expense in the Condensed Consolidated Statements of Operations.The cash flows related to these foreign currency contracts are included in cash flows from operating activities.
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
Commodity Contracts
The Company enters into commodity-based derivatives in order to mitigate the risk associated with the impact changes in prices of commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At June 30, 2016, the Company had approximately $14.4 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2016. Fair market value gains or losses associated with commodity derivative instruments are included in the results of operations and are classified in cost of products sold.

The following table summarizes the Company’s outstanding derivative instruments designated as hedges and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Other assets	$24.2	$2.2	Other noncurrent liabilities	$—	$5.3
Forward-starting interest rate swaps	Prepaid expenses and other	—	0.1	Other accrued liabilities	—	3.2
Cross-currency interest rate swaps	Other assets	—	0.6	Other noncurrent liabilities	26.8	3.3
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	11.1	6.6	Other accrued liabilities	2.4	0.1
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.3	—	Other accrued liabilities	0.2	1.6
Total assets		$35.6	$9.5	Total liabilities	$29.4	$13.5
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.
Fair Value Hedges
The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Interest rate swaps	Interest expense, net	$8.0	$(12.1)	$27.3	$(0.9)
Fixed-rate debt	Interest expense, net	$(8.0)	$12.1	$(27.3)	$0.9
The Company did not realize any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2016 and 2015.
Cash Flow Hedges
The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and AOCI (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Forward-starting interest rate swaps	Interest expense, net	$(2.4)	$(0.2)	$(2.6)	$(0.4)
Cross-currency interest rate swaps on intercompany borrowings	Other expense, net	(12.7)	—	(24.5)	—
Foreign exchange contracts on inventory-related purchases	Cost of products sold	(1.5)	4.0	0.2	8.3
Foreign exchange contracts on intercompany borrowings	Other expense, net	0.3	—	0.3	—
		$(16.3)	$3.8	$(26.6)	$7.9

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Forward-starting interest rate swaps	$—	$—	$(88.1)	$—
Cross-currency interest rate swaps on intercompany borrowings	(15.5)	3.1	(25.6)	3.1
Foreign exchange contracts on inventory-related purchases	12.4	(1.9)	7.2	3.9
Foreign exchange contracts on intercompany borrowings	0.6	(0.7)	0.8	1.9
	$(2.5)	$0.5	$(105.7)	$8.9
During December 2015, the Company entered into forward-starting interest rate swaps for an aggregate $1.0 billion notional amount for the anticipated issuance of notes to finance the Jarden Acquisition (the “2015 Swaps”). During January 2016, the Company entered into additional forward-starting interest rate swaps for an aggregate $1.3 billion notional amount (the “2016 Swaps,” and together with the 2015 Swaps, the “Swaps”). The total notional amount of the Swaps relating to the anticipated issuance of medium-term and long-term notes for the Jarden Acquisition was $2.3 billion. In March 2016, the Company completed the offering and sale of the Notes (see Footnote 9 for additional information) and settled the Swaps. The net pretax loss and net amount paid upon settlement of the Swaps was $91.2 million, which was recorded in AOCI net of tax and is included in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. As the Swaps hedged the benchmark rates associated with the anticipated issuances of the Notes, the losses associated with the Swaps will be reclassified from AOCI to interest expense over the terms of the Notes the Swaps were designated to hedge.
The Company recognized expenses of $2.0 million in other (income) expense during the three and six months ended June 30, 2016 related to the ineffectiveness of certain cash flow hedges. The Company did not realize any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2015. As of June 30, 2016, the Company expects to reclassify net pretax gains of $1.5 million from AOCI into earnings during the next 12 months, which primarily represents foreign currency-related gains offset by $9.7 million of losses related to the Swaps.
Net Investment Hedge
The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021, as a Hedging Instrument in certain Euro-functional currency subsidiaries with Euro-denominated net assets. Foreign currency gains and losses on the Hedging Instrument are recorded as an adjustment to AOCI. At June 30, 2016, $6.6 million of pretax deferred gains have been recorded in AOCI to offset the translation impacts of the Euro-denominated net assets.
Derivatives Not Designated as Hedging Instruments
The following table summarizes the Company’s outstanding derivative instruments that are not designated as hedging instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (in millions):

		Assets			Liabilities
Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign exchange contracts	Prepaid expenses and other	$28.7	$—	Other accrued liabilities	$32.3	$—
Commodity contracts	Prepaid expenses and other	—	—	Other accrued liabilities	3.6	—
Total assets		$28.7	$—	Total liabilities	$35.9	$—
The Company recognized income of $3.3 million in other (income) expense during the three and six months ended June 30, 2016 related to derivatives that are not designated as hedging instruments. The amounts of gains (losses) from changes in the fair value of derivatives not designated as hedging instruments was not material for the three and six months ended June 30, 2015.

Footnote 11 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International
	2016	2015	2016	2015
Service cost-benefits earned during the period	$0.7	$0.8	$1.8	$1.5
Interest cost on projected benefit obligation	12.5	10.3	4.9	5.0
Expected return on plan assets	(19.2)	(14.4)	(5.8)	(5.7)
Amortization of prior service cost, actuarial loss and other	5.4	6.8	0.7	0.9
Net periodic pension cost	$(0.6)	$3.5	$1.6	$1.7
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International
	2016	2015	2016	2015
Service cost-benefits earned during the period	$1.4	$1.6	$3.1	$3.0
Interest cost on projected benefit obligation	20.1	20.6	9.5	10.0
Expected return on plan assets	(30.6)	(28.8)	(11.3)	(11.4)
Amortization of prior service cost, actuarial loss and other	10.8	13.6	1.4	1.8
Net periodic pension cost	$1.7	$7.0	$2.7	$3.4
The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost-benefits earned during the period	$—	$0.1	$—	$0.2
Interest cost on projected benefit obligation	0.5	0.8	1.0	1.6
Amortization of prior service benefit and actuarial gains	(2.6)	(1.9)	(5.2)	(3.8)
Net other postretirement benefit cost (benefit)	$(2.1)	$(1.0)	$(4.2)	$(2.0)
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.4 million during each of the six months ended June 30, 2016 and 2015. The Company made a voluntary cash contribution of $70.0 million to its U.S. defined benefit plan in January 2015.
Jarden Acquisition
In connection with the Jarden Acquisition, the Company assumed the following benefit obligations and plan assets of U.S. and international defined benefit plans. The net defined benefit plan liabilities in the table below are primarily included in other noncurrent liabilities in the summary of assets acquired and liabilities assumed in the Jarden Acquisition in Footnote 2.

	U.S.	International
Projected benefit obligations	$728.5	$67.8
Plan assets	523.3	34.3
Net defined benefit plan liabilities	$205.2	$33.5

Footnote 12 — Earnings Per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations	$135.8	$148.1	$176.1	$205.0
(Loss) income from discontinued operations	(0.6)	0.4	(0.4)	(2.4)
Net income	$135.2	$148.5	$175.7	$202.6
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	—
Net income for basic and diluted earnings per share	$135.2	$148.5	$175.7	$202.6
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	446.9	268.3	357.4	268.6
Share-based payment awards classified as participating securities	1.4	1.4	1.1	1.5
Denominator for basic earnings per share	448.3	269.7	358.5	270.1
Dilutive securities (1)	1.9	2.0	1.6	2.1
Denominator for diluted earnings per share	450.2	271.7	360.1	272.2

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for the three and six months ended June 30, 2016 exclude the weighted average effect of 0.3 million outstanding performance stock units, respectively, because the securities were anti-dilutive. The weighted-average shares outstanding for the six months ended June 30, 2015 exclude the weighted average effect of 0.3 million performance stock units outstanding because the securities were anti-dilutive.

As of June 30, 2016, there were 9.1 million shares of the Company’s common stock that had not been issued to the former holders of 10.6 million of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims.
Footnote 13 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized pretax stock-based compensation expense of $19.2 million and $7.3 million during the three months ended June 30, 2016 and 2015, respectively, and $29.1 million and $14.1 million during the six months ended June 30, 2016 and 2015, respectively.
The following table summarizes the changes in the number of outstanding restricted stock units for the six months ended June 30, 2016 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	2.9	$34
Granted	2.5	55
Vested	(1.0)	27
Forfeited	(0.1)	36
Outstanding at June 30, 2016	4.3	$47
During 2014, 2015 and 2016, the Company awarded performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified performance or market conditions are achieved (“PSUs”). The PSUs generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified performance, market and service conditions. As of June 30, 2016, 2.2 million PSUs were outstanding. Based on performance through June 30, 2016, holders of unvested PSUs would be entitled to approximately 4.0 million shares at the vesting date. The PSUs are included in the preceding table as if the holders of PSUs earn shares equal to 100% of the units granted.
During the six months ended June 30, 2016, the Company awarded performance stock units which entitle recipients to shares of the Company’s stock at the end of a two- to five-year vesting period if specified cost savings targets are achieved (“Cost Savings PSUs”). The Cost Savings PSUs generally entitle recipients to shares of common stock equal to 100% of the number of units granted at the vesting date subject to achievement of the specified performance and service conditions. As of June 30, 2016, 0.5 million Cost Savings PSUs were outstanding. Based on performance through June 30, 2016, the holders of Cost Savings PSUs would not have vested in the Cost Savings PSUs.
During the three months ended June 30, 2016, pursuant to agreements certain Jarden employees entered into with Jarden prior to the Jarden Acquisition, the Jarden employees exchanged 0.8 million unvested restricted shares of Jarden on April 15, 2016 for 1.0 million unvested restricted shares of Newell Brands (the “Jarden Rollover Shares”). The Jarden Rollover Shares were subject to vesting conditions that were dependent on the Company’s stock price. The value of the Jarden Rollover Shares was estimated at $42.1 million and is included in the merger consideration in Footnote 2. The Jarden Rollover Shares vested during the three months ended June 30, 2016 upon the achievement of the stock price-based performance conditions. The Jarden Rollover Shares are not included in the preceding table.
Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds	$12.1	$4.7	$7.4	$—
Derivatives	64.3	—	64.3	—
Total	$76.4	$4.7	$71.7	$—
Liabilities
Derivatives	$65.3	$—	$65.3	$—
Total	$65.3	$—	$65.3	$—

Fair Value as of December 31, 2015
Assets
Investment securities, including mutual funds	$6.9	$4.5	$2.4	$—
Derivatives	9.5	—	9.5	—
Total	$16.4	$4.5	$11.9	$—
Liabilities
Derivatives	13.5	—	13.5	—
Total	$13.5	$—	$13.5	$—
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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2016, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the six months ended June 30, 2016, no material nonrecurring fair value measurements were required for testing assets for impairment.
During the six months ended June 30, 2016, the Company’s nonrecurring fair value measurements included valuations of inventory, property, plant and equipment and intangible assets, among other items, acquired in connection with the Jarden Acquisition. To estimate the fair value of inventory, the Company evaluated the historical profit margins associated with the manufacturing and procurement process and the selling process. To estimate the fair value of property, plant and equipment, the Company considered the historical cost of the assets, the condition of the assets and sales prices of comparable assets, as necessary. To estimate the fair value of intangible assets, the Company generally used projected cash flows, discounted as necessary, using key inputs such as management’s projections of cash flows on a held-and-used basis and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 10.
The fair values of the Company’s medium-term and long-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	June 30, 2016		December 31, 2015
	Fair Value	Book Value	Fair Value	Book Value
Medium-term and long-term notes	$12,247.2	$11,288.4	$2,660.7	$2,674.1
The carrying amounts of all other significant debt approximates fair value.

Footnote 15 — Segment Information
On April 15, 2016, Jarden became a direct wholly-owned subsidiary of Newell Brands Inc. Jarden is a global consumer products company with brands such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Völkl® and many others. The segment information includes results of operations of Jarden since the acquisition date in the following Jarden segments: Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions.
The Company’s reportable segments as of June 30, 2016 are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Branded Consumables	Yankee Candle®, Waddington, Ball®, Diamond®, First Alert®, NUK®, Pine Mountain®	Branded consumer products; consumable and fundamental household staples
Consumer Solutions	Crock-Pot®, FoodSaver®, Holmes®, Mr. Coffee®, Oster®, Rainbow®, Sunbeam®	Household products, including kitchen appliances and home environment products
Outdoor Solutions	Coleman®, Jostens®, Berkley®, Shakespeare®, Rawlings®, Völkl®, K2®, Marmot®	Products for outdoor and outdoor-related activities
Process Solutions	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products	Plastic products, including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Sales (1)
Writing	$574.4	$495.9	$953.2	$837.7
Home Solutions	433.5	438.5	805.6	803.0
Tools	197.4	205.2	377.1	385.6
Commercial Products	194.0	210.6	368.5	395.8
Baby & Parenting	236.9	210.7	446.7	402.8
Branded Consumables	777.3	—	777.3	—
Consumer Solutions	406.6	—	406.6	—
Outdoor Solutions	953.4	—	953.4	—
Process Solutions	85.1	—	85.1	—
	$3,858.6	$1,560.9	$5,173.5	$2,824.9
Operating Income (Loss) (2)
Writing	$154.1	$132.5	$237.9	$214.9
Home Solutions	41.7	68.7	77.8	107.2
Tools	22.2	23.4	40.9	45.6
Commercial Products	25.4	28.9	47.8	45.9
Baby & Parenting	24.4	16.7	47.5	17.2
Branded Consumables	(26.0)	—	(26.0)	—
Consumer Solutions	(16.5)	—	(16.5)	—
Outdoor Solutions	55.4	—	55.4	—
Process Solutions	(1.4)	—	(1.4)	—
Restructuring costs	(11.0)	(13.3)	(28.7)	(40.6)
Corporate	(130.6)	(42.2)	(171.6)	(77.3)
	$137.7	$214.7	$263.1	$312.9

	June 30, 2016	December 31, 2015
Identifiable Assets
Writing	$1,593.6	$1,286.5
Home Solutions	859.5	776.7
Tools	605.6	578.8
Commercial Products	346.2	351.7
Baby & Parenting	494.2	485.1
Branded Consumables	7,708.8	—
Consumer Solutions	3,776.7	—
Outdoor Solutions	4,942.8	—
Process Solutions	620.4	—
Corporate (3)	13,007.5	3,780.7
	$33,955.3	$7,259.5

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Net Sales (1), (4)
North America	$3,055.0	$1,185.9	$4,099.1	$2,149.3
Europe, Middle East and Africa	455.1	167.0	582.7	294.6
Latin America	159.6	114.6	215.4	204.0
Asia Pacific	188.9	93.4	276.3	177.0
Total International	803.6	375.0	1,074.4	675.6
	$3,858.6	$1,560.9	$5,173.5	$2,824.9

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.6% and 10.3% of consolidated net sales in the three months ended June 30, 2016 and 2015, respectively, and approximately 12.6% and 10.0% of consolidated net sales in the six months ended June 30, 2016 and 2015, respectively.

(2)
Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses for continuing operations. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate assets primarily include capitalized software, cash, benefit plan assets, deferred tax assets, assets held for sale and all of the Company’s goodwill.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

Footnote 16 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	June 30, 2016	December 31, 2015
Customer accruals	$422.0	$314.8
Accruals for manufacturing, marketing and freight expenses	174.5	73.0
Accrued self-insurance liabilities, contingencies and warranty	237.5	94.2
Accrued retirement and other employee benefits	47.7	49.7
Accrued restructuring (See Footnote 5)	68.0	67.4
Accrued income taxes	—	67.4
Accrued other taxes	74.2	10.1
Accrued interest expense	108.7	18.1
Other	207.7	34.2
Other accrued liabilities	$1,340.3	$728.9
Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased as well as allowances for returns. Payments for annual rebates and other customer programs are generally made in the first quarter of the year. Self-insurance liabilities relate to casualty liabilities such as workers’ compensation, general and product liability and auto liability and are estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.
Footnote 17 — Litigation and Contingencies
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $90.9 million and $41.2 million as of June 30, 2016 and December 31, 2015, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

The Company recognizes warranty costs based on an estimate of amounts required to meet future warranty obligations arising as part of the sale of its products. The Company accrues an estimated liability at the time of a product sale based on historical claim rates applied to current period sales, as well as any information applicable to current product sales that may indicate a deviation from such historical claim rate trends.
Warranty reserve activity for the six months ended June 30, 2016 is as follows (in millions):

Warranty reserve at January 1, 2016	$14.7
Provision for warranties issued	31.3
Warranty claims paid	(24.8)
Acquisitions, divestitures and other adjustments	80.9
Warranty reserve at June 30, 2016	$102.1
Recall of Harness Buckles on Select Car Seats
In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA, which was paid in the three months ended June 30, 2015. With respect to the $7.0 million required to be spent over five years, the Company has spent approximately $1.4 million to date. The Company recorded the $10.0 million of costs associated with the consent order in the three months ended March 31, 2015.
Legal Matters
A putative class action lawsuit (Vincent A. Hirsch v. James E. Lillie, Martin E. Franklin, Ian G.H. Ashken, Michael S. Gross, Robert L. Wood, Irwin D. Simon, William P. Lauder, Ros L’esperance, Peter A. Hochfelder, Newell Rubbermaid Inc., NCPF Acquisition Corp. I and NCPF Acquisition Corp. II, Case No. 9:16-CV-80258 (United States District Court for the Southern District of Florida)) was filed on February 24, 2016, purportedly on behalf of Jarden shareholders against the individually named director defendants, who were directors of Jarden. The Company and its subsidiaries NCPF Acquisition Corp. I and NCPF Acquisition Corp. II are also named as defendants. The Complaint alleges claims under § 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), SEC Rule 14a-9 against all defendants, and Section 20(a) of the Exchange Act against the individual director defendants. Plaintiff alleges that the joint proxy/prospectus of the Company and Jarden concerning the proposed merger contemplated by the Merger Agreement omitted certain information. In March 2016, the parties entered into a settlement term sheet, pursuant to which the Company added certain disclosures to its Registration Statement on Form S-4. Thereafter, on July 19, 2016, the parties executed a Stipulation of Settlement, and the lead plaintiff and lead counsel contemporaneously filed an Unopposed Motion for Preliminary Approval of the Proposed Class Action Settlement.  That motion remains pending. Subject to court approval of the settlement agreement and the lead plaintiff and lead counsel, the shareholder claims will be released, and the defendants will reimburse up to $0.6 million in attorney fees for the shareholders.
A second putative class action lawsuit (Jessica Paree v. Martin E. Franklin, et al (Circuit Court of the Fifteenth Judicial District in and for Palm Beach County, Florida)) was filed on March 10, 2016, purportedly on behalf of Jarden stockholders, against the individually named director defendants, all of whom were directors of Jarden. The Company and two of its subsidiaries are also named as defendants. The complaint generally alleges that the director defendants breached their fiduciary duties owed to Jarden stockholders regarding the merger consideration agreed to and the process undertaken by the director defendants in connection with the Jarden transaction, and that the Company and two of its subsidiaries aided and abetted such breaches. Plaintiff further alleges that defendants have (i) solicited stockholder action pursuant to a materially false and misleading joint proxy statement/prospectus, (ii) failed to include all material information concerning the unfair sales process that resulted in the merger transactions, and (iii) materially omitted certain information related to the financial analyses performed by Jarden’s financial advisor. Plaintiff seeks, among other things, preliminary and permanent injunctive relief enjoining the merger transactions, rescission or rescissory damages in the event the Jarden transaction is consummated, an award of attorneys’ and experts’ fees and costs, and a direction from the court that Jarden’s individual board members account for all damages allegedly suffered as a result of their alleged wrongdoing. On March 28, 2016, the parties filed an Agreed Joint Motion to Stay Proceedings, seeking a stay of the litigation, pending the outcome of the above described Hirsch v. Lillie action. The court entered an order staying the proceedings on March 31, 2016, and the case remains stayed at this time, per the parties’ request.

Jarden Acquisition
Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of its shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of June 30, 2016, dissenting stockholders collectively holding approximately 10.6 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of eleven purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL.  A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. These cases remain pending, and litigation is ongoing.  The fair value of the Jarden common shares, as determined by the court, could be lower or higher than and/or may include a greater amount of cash than the merger consideration to which such Jarden stockholder would have been entitled under the Merger Agreement.
Environmental Matters
The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (the “CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental remediation costs associated with these matters as of June 30, 2016 was $36.8 million, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.
Lower Passaic River Matter
U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from $315.0 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles.The estimated cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation maintenance and monitoring costs. The draft RI/FS remains under review by U.S. EPA.
U.S. EPA issued its final Record of Decision for the lower 8.3 miles of the Lower Passaic (the “ROD”) in March 2016, which, in the language of the document, finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the ROD in March 2016, U.S. EPA issued GNLs for the lower 8.3 miles of the Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL as well as several additional entities. As with the initial GNL, the Company and Berol were among the recipients of the 2016 GNL. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree “under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.”  The letter “encourage[s] the major PRPs to meet and discuss a workable approach to sharing responsibility for implementation and funding of the remedy" without indicating who may be the “major PRPs.” Finally, U.S. EPA states that it “believes that some of the parties that have been identified as PRPs under CERCLA, and some parties not yet named as PRPs, may be eligible for a cash out settlement with U.S. EPA for the lower 8.3 miles of the Lower Passaic River.  U.S. EPA intends to provide separate notice of the opportunity to discuss a cash out settlement at a later date.” Thus, at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

OCC has asserted that it is entitled to indemnification by Maxus Energy Corporation (“Maxus”) for its liability in connection with the Diamond Alkali Superfund Site.  OCC has also asserted that Maxus’s parent company, YPF, S.A., and certain other affiliates (the “YPF Entities”) similarly must indemnify OCC, including on an “alter ego” theory.  On June 17, 2016, Maxus and certain of its affiliates commenced a chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the District of Delaware.  In connection with that proceeding, the YPF Entities are attempting to resolve any liability they may have to Maxus and the other Maxus entities undergoing the chapter 11 bankruptcy.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Newell Brands Inc.’s (“Newell Brands,” the “Company,” “we,” “us” or “our”) consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.
Business Overview
Newell Brands is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Jostens®, Marmot®, Rawlings®, Irwin®, Lenox®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Waddington and Yankee Candle®.
Acquisition of Jarden Corporation
On April 15, 2016, Jarden Corporation (“Jarden”) became a direct wholly-owned subsidiary of Newell Brands, as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”) between the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden is a leading, global consumer products company with leading brands such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Völkl® and many others.
The transformative transaction created a global consumer goods company named Newell Brands with estimated annual sales of $16 billion and a portfolio of leading brands in large, growing, unconsolidated, global markets. The scaled enterprise is expected to accelerate profitable growth with leading brands in a global market that exceeds $100 billion, with business and capability development supported by the efficiencies of the combined company.  Management believes the scale of Newell Brands in key categories, channels and geographies creates a much broader opportunity to deploy the Company’s advantaged set of brand development and commercial capabilities for accelerated growth and margin expansion. The Company’s intent is to design a benchmarked, efficient set of structures that support long-term business development.
The Company anticipates significant annualized cost synergies will be realized by Newell Brands, driven by efficiencies of scale and efficiencies in procurement, cost to serve and infrastructure. The Company anticipates incremental annualized cost synergies of at least $500 million over four years, driven by efficiencies of scale and new efficiencies in procurement, cost to serve and infrastructure that the combination unlocks. The Company expects to incur approximately $500 million of restructuring and integration-related costs over the same period to generate and unlock the more than $500 million of annualized cost synergies.
Pursuant to the Merger Agreement, each share of Jarden common stock was converted into the right to receive and became exchangeable for merger consideration consisting of (1) 0.862 of a share of the Company’s common stock plus (2) $21.00 in cash. On April 15, 2016, the Company provided for the issuance of up to 189.4 million shares of common stock and the payment of up to $4.6 billion for 100% of the outstanding equity interests of Jarden, which consisted of 219.7 million shares of Jarden common stock outstanding and eligible to receive the merger consideration. Based on the closing price of a share of the Company’s common stock on April 15, 2016 of $44.33 per share and after conversion of substantially all of Jarden’s convertible notes, the total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of common stock. Stockholders of Newell Rubbermaid and stockholders and convertible note holders of Jarden immediately before the merger owned 55% and 45%, respectively, of Newell Brands upon completion of the merger. In addition, on April 15, 2016, the Company paid $4.1 billion to settle certain of Jarden’s outstanding debt obligations.
The Company financed the $5.4 billion cash portion of the merger consideration and the repayment of $4.1 billion of outstanding Jarden debt with proceeds from the issuance of $8.0 billion of medium-term and long-term notes in March 2016 and $1.5 billion of borrowings under a term loan facility. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information. The Company is committed to maintaining its investment grade credit rating by using strong cash flow from the combined enterprise to prioritize debt reduction in the short term, while simultaneously investing in the Company’s growth platforms and maintaining its dividend per share.
The Jarden Acquisition was accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date of April 15, 2016.
Business Strategy
Prior to the Jarden Acquisition, the Company was executing its Growth Game Plan, a strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of our brands. The Company considered the changes implemented in the execution of the Growth Game Plan to be key enablers to building a bigger, faster-growing, more global and more profitable company. The changes that have been implemented were the foundation of Project Renewal and included simplifying and aligning the businesses around two key activities, Brand & Category Development and Market Execution & Delivery; simplifying and streamlining the supply chain and overhead and partnering functions to align with the new structure; and optimizing the selling and trade marketing functions.
The Company is in the process of developing a new strategy for Newell Brands, which includes evaluating the choices that need to be made with respect to portfolio roles and category and geographic priorities. The insights generated from this evaluation will frame resource allocation and organizational design decisions. Historically, the Company’s strategy has been to allocate resources to its businesses relative to each business’ growth potential and, in particular, those businesses with the greater right to win in the marketplace. The Company expects its new strategic framework to be finalized in the back half of 2016, and the strategy is expected to shape the Company’s activities and investment choices from 2017 forward. The Company will assess the new strategy’s impact on its organizational structure as the strategy is finalized and implemented.
Organizational Structure
The Company’s nine business segments, including four legacy Jarden segments (Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions), as of June 30, 2016 and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Prismacolor®, Mr. Sketch®, Elmer’s®, X-Acto®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments; labeling solutions
Home Solutions	Rubbermaid®, Contigo®, bubba®, Calphalon®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®	Cleaning and refuse products; hygiene systems; material handling solutions
Baby & Parenting	Graco®, Baby Jogger®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Branded Consumables	Yankee Candle®, Waddington, Ball®, Diamond®, First Alert®, NUK®, Pine Mountain®	Branded consumer products; consumable and fundamental household staples
Consumer Solutions	Crock-Pot®, FoodSaver®, Holmes®, Mr. Coffee®, Oster®, Rainbow®, Sunbeam®	Household products, including kitchen appliances and home environment products
Outdoor Solutions	Coleman®, Jostens®, Berkley®, Shakespeare®, Rawlings®, Völkl®, K2®, Marmot®	Products for outdoor and outdoor-related activities
Process Solutions	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging
On April 15, 2016, the Company acquired Jarden for total consideration of $18.6 billion including cash paid, shares issued and debt assumed, net of cash acquired. Jarden is a leading global consumer products company whose brands include Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2®, Marker®, Marmot®, Völkl® and

many others. The acquisition was accounted for using the purchase method of accounting, and accordingly, Jarden’s results of operations are included in the Company’s results of operations since the acquisition date, including net sales of $2,222.4 million for the three and six months ended June 30 2016. Jarden is included in its legacy segments: Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions
In October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571.4 million, which is net of $16.8 million of cash acquired. Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd., used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. The acquisition was accounted for using the purchase method of accounting, and accordingly, Elmer’s results of operations are included in the Company’s results of operations since the acquisition date, including net sales of $123.6 million for the six months ended June 30, 2016. Elmer’s is included as part of our Writing segment.
Based on the Company’s strategy to allocate resources to its businesses relative to each business’ growth potential and, in particular, those businesses with the greater right to win in the marketplace, during 2015 the Company divested its Rubbermaid medical cart business and initiated a process to divest its Levolor®and Kirsch®window coverings brands (“Décor”). The Rubbermaid medical cart business was included in the Company’s consolidated results from continuing operations as part of our Commercial Products segment through the August 2015 divestiture date. The Rubbermaid medical cart business generated net sales of $22.6 million during the six months ended June 30, 2015. During June 2016, the Company sold the Décor business for net consideration of $232.2 million, subject to working capital adjustments. Décor was reported in our results from continuing operations as part of our Home Solutions segment. In 2015, Décor generated $300.8 million of net sales, and Décor generated $141.4 million and $150.5 million of net sales during the six months ended June 30, 2016 and 2015, respectively. The assets and liabilities of Décor that were subject to divestiture are classified as current assets held for sale and current liabilities held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2015.
Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s results for the first six months of 2016:

•
Reported net sales increased 83.1%. Net sales were favorably impacted by volume growth, pricing, the acquisition of Elmer’s and the Jarden Acquisition. The Jarden Acquisition contributed a 78.7% increase in net sales. Net sales were adversely impacted by foreign currency, divestitures and the deconsolidation of the Company’s Venezuelan operations on December 31, 2015. Reported net sales increased 90.7%, 97.8%, 5.6% and 56.1% in North America, Europe, Latin America and Asia Pacific, respectively, primarily due to the Jarden Acquisition.

•
Gross margin was 31.0%, a decline of 820 basis points compared to the prior year period. The decline was primarily due to the negative impact of the $333.7 million inventory step-up for the Jarden Acquisition that is included in cost of products sold for the six months ended June 30, 2016, foreign currency, mix from the deconsolidation of Venezuela and mix from acquisitions, including the Jarden Acquisition, which were partially offset by the benefits of productivity, input cost deflation and pricing.

•
Selling, general and administrative expenses (“SG&A”) increased $554.5 million to $1,309.5 million, due primarily to costs associated with the Jarden Acquisition and the SG&A of the Jarden business from the acquisition date. SG&A also increased due to increases in advertising and promotion in support of the Company’s brands and innovation, costs associated with increased incentive and other compensation and costs associated with the acquisition and integration of Jarden partially offset by a reduction in overhead costs due to Project Renewal initiatives, costs associated with the Graco product recall in the prior year period and the impacts of foreign currency.

The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands. During the first half of 2016, the Company increased advertising and promotion investments by $19.4 million (excluding the impacts of the Jarden Acquisition). The Company’s investments in brand-building and consumer demand creation and commercialization activities during the first half of 2016 included the following:

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

•
The Company continued the execution of Project Renewal and initiated projects to integrate Elmer’s and merge the legacy Newell Rubbermaid and Jarden operations, resulting in $28.7 million of restructuring costs in the first six months of 2016.

•
The Company completed the offering and sale of $8.0 billion principal amount of unsecured senior notes in March 2016 and entered into and expanded other financing arrangements during the first half of 2016. The proceeds were used in April 2016 to finance the cash requirements for the Jarden Acquisition, which included $5.2 billion for the cash portion of the merger consideration and $4.1 billion to repay certain Jarden debt obligations. As a result of these financing activities, the $10.5 billion senior unsecured bridge facility (the “Jarden Bridge Facility”) was terminated, resulting in a $45.9 million loss on termination of such credit facility during the first half of 2016. In addition, the Company repaid $750.0 million of the $1.5 billion of borrowings under a term loan facility, resulting in a $1.2 million loss on extinguishment of debt.

•
The Company completed the divestiture of the Décor business, which resulted in $232.2 million of net proceeds and a pretax gain on the sale of the business of $161.0 million. The proceeds from the sale of the Décor business were used to repay debt.

•
The Company reported an effective tax rate of 20.6% in the first half of 2016, compared to 24.2% in the first half of 2015. The tax rate for the six months ended June 30, 2016 was impacted by the acquisition of Jarden, the geographical mix of earnings, and a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations. The tax rate for the six months ended June 30, 2015 was impacted by the geographical mix of earnings and the strengthening of the U.S. Dollar against foreign currencies, offset by tax benefits from the generation of foreign tax credits.

•
The Company added members to the Newell Brands executive management team to lead the combined business, announced plans to relocate its headquarters to Hoboken, New Jersey and opened its new office building for the Atlanta business hub on Peachtree Dunwoody Road in Atlanta, Georgia.

Projects and Initiatives
Project Renewal
Project Renewal was launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities, Brand & Category Development and Market Execution & Delivery; simplifying and streamlining the supply chain and overhead and partnering functions to align with the new structure; and optimizing its selling and trade marketing functions. Through Project Renewal and prior to the Jarden Acquisition, the Company has been realigned from a holding company comprised of 13 global business units, each with its own support structure, to an operating company with operating groups that manage five operating segments (after the Jarden Acquisition, the Company has nine operating segments). The operating company structure is centered around four primary capabilities: Design; Marketing & Insight; Supply Chain; and Customer Development. The Company has developed centers of excellence in each of these capabilities and has realigned its back office support structure functions (Human Resources, Finance/IT and Legal) to support the four primary capabilities. This realignment has led to efficiencies and cost reductions, allowing the Company to increase investments in its brands and capabilities.  In addition, through Project Renewal, the Company has simplified its go-to-market and back office structures in EMEA which has resulted in significant Project Renewal costs and savings in the EMEA region.
Cumulative costs of the expanded Project Renewal are expected to be approximately $690 to $725 million pretax, with cash costs of approximately $645 to $675 million. Project Renewal in total is expected to generate annualized cost savings of approximately $620 to $675 million by the end of 2017, which includes savings expected to be realized during 2018 from projects completed in 2017. To date, the Company has realized annualized savings of approximately $430 million. The majority of these savings have been, and the majority of future savings from Project Renewal initiatives are expected to be, reinvested in the business to strengthen brand building and selling capabilities in priority markets around the world.

Through June 30, 2016, the Company incurred $323.0 million and $187.8 million of restructuring and other project-related costs, respectively. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs. Other project-related costs represent organizational change implementation costs, including advisory and consultancy costs, compensation and related costs of personnel dedicated to transformation projects, and other costs associated with the implementation of Project Renewal.
The following table summarizes the estimated total costs and annualized savings relating to Project Renewal, as well as the actual results through June 30, 2016 (amounts in millions):

	Total Project	Through June 30, 2016	Remaining through December 31, 2017
Cost	$690 - $725	$511	$179 - $214
Savings	$620 - $675	$430	$190 - $245
In the first six months of 2016, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

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

•
Continued implementation of plans to relocate the Company’s Atlanta business hub from 3 Glenlake Parkway in Atlanta, Georgia, to 6655 Peachtree Dunwoody Road in Atlanta, Georgia in early 2016. The Company moved into the new building in April 2016.

Jarden Integration Charges
The Company expects to incur up to $500 million of restructuring and other costs through 2020 to integrate the legacy Newell Rubbermaid and Jarden businesses and drive $500 million in annualized cost synergies. Initially, integration projects will primarily be focused on driving cost synergies in procurement, distribution and overhead functions in the combined business. During the six months ended June 30, 2016, the Company incurred $8.4 million and $30.0 million of restructuring and other integration costs, respectively. Costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, costs associated with the integration are expected to include advisory and personnel costs for managing and implementing integration projects.
One Newell
The Company is migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the legacy Newell Rubbermaid North American, Latin American and European operations are live on SAP. In April 2016, certain legacy Newell Rubbermaid operations in the Asia Pacific region went live on SAP, and the Company is planning for substantially all of the remaining legacy Newell Rubbermaid operations in the Asia Pacific region to go live on SAP later in 2016.
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
As a result of the deconsolidation of Venezuelan operations, the Company’s results of operations and statement of cash flows for the three and six months ended June 30, 2016 do not include the results of the Venezuelan operations, and the Company’s balance sheets as of June 30, 2016 and December 31, 2015 do not include assets and liabilities of the Venezuelan operations. During the three and six months ended June 30, 2015, the Company’s Venezuelan operations generated $45.2 million and $67.1 million of net sales, respectively, and $21.4 million and $28.9 million of operating income, respectively, which is included in the Company’s Condensed Consolidated Statements of Operations for the periods ended June 30, 2015.
Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net sales	$3,858.6	100.0%	$1,560.9	100.0%	$5,173.5	100.0%	$2,824.9	100.0%
Cost of products sold	2,762.9	71.6	939.9	60.2	3,572.2	69.0	1,716.4	60.8
Gross profit	1,095.7	28.4	621.0	39.8	1,601.3	31.0	1,108.5	39.2
Selling, general and administrative expenses	947.0	24.5	393.0	25.2	1,309.5	25.3	755.0	26.7
Restructuring costs	11.0	0.3	13.3	0.9	28.7	0.6	40.6	1.4
Operating income	137.7	3.6	214.7	13.8	263.1	5.1	312.9	11.1
Nonoperating (income) expenses:
Interest expense, net	126.7	3.3	18.1	1.2	156.1	3.0	37.3	1.3
Loss related to extinguishment of debt/credit facility	1.2	—	—	—	47.1	0.9	—	—
Other (income) expense, net	(160.5)	(4.2)	5.0	0.3	(162.0)	(3.1)	5.1	0.2
Net nonoperating (income) expenses	(32.6)	(0.8)	23.1	1.5	41.2	0.8	42.4	1.5
Income before income taxes	170.3	4.4	191.6	12.3	221.9	4.3	270.5	9.6
Income tax expense	34.5	0.9	43.5	2.8	45.8	0.9	65.5	2.3
Income from continuing operations	135.8	3.5	148.1	9.5	176.1	3.4	205.0	7.3
(Loss) income from discontinued operations	(0.6)	—	0.4	—	(0.4)	—	(2.4)	(0.1)
Net income	$135.2	3.5%	$148.5	9.5%	$175.7	3.4%	$202.6	7.2%
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Consolidated Operating Results:
Net sales for the three months ended June 30, 2016 were $3,858.6 million, representing an increase of $2,297.7 million, or 147.2%, from $1,560.9 million for the three months ended June 30, 2015. The acquisition of Jarden contributed $2,222.4 million of the increase in net sales, or a 142.4% increase. Net sales were also favorably impacted by volume growth, pricing and the acquisition of Elmer’s. Net sales were adversely impacted by foreign currency, divestitures and the deconsolidation of the Company’s Venezuelan operations on December 31, 2015. The Company’s sales growth in the second quarter of 2016 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2016.
Gross margin, as a percentage of net sales, for the three months ended June 30, 2016 was 28.4%, or $1,095.7 million, compared to 39.8%, or $621.0 million, for the three months ended June 30, 2015. The 1,140 basis point decline was largely driven by the $333.7 million charge for the inventory step-up related to the Jarden transaction. The decline was also driven by the negative mix effect from the Jarden Acquisition and the deconsolidation of Venezuela, as well as the impact of unfavorable currency which more than offset productivity and pricing.

SG&A expenses for the three months ended June 30, 2016 were 24.5% of net sales, or $947.0 million, versus 25.2% of net sales, or $393.0 million, for the three months ended June 30, 2015. The $554.0 million increase was driven by the SG&A associated with the Jarden business. In addition, the Company incurred $67.8 million of SG&A expenses during the three months ended June 30, 2016 associated with the acquisition and integration of Jarden. The Company also incurred increased incentive-related and other compensation costs during the three months ended June 30, 2016. These increases were partially offset by overhead cost savings from Project Renewal and a $5.8 million decrease in Project Renewal-related SG&A costs, which decreased from $17.1 million for the three months ended June 30, 2015 to $11.3 million for the three months ended June 30, 2016, and the impacts of foreign currency.
The Company recorded restructuring costs of $11.0 million and $13.3 million for the three months ended June 30, 2016 and 2015, respectively. The restructuring costs for the second quarter of 2016 primarily related to the integration of Jarden and consisted of $1.5 million of facility and other exit costs, including impairments, $4.7 million of employee severance, termination benefits and employee relocation costs and $4.8 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2015 related to Project Renewal and consisted of $11.1 million of employee severance, termination benefits and employee relocation costs and $2.8 million of exited contractual commitments and other restructuring costs, offset by $0.6 million of facility and related gains. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended June 30, 2016 was $137.7 million, or 3.6% of net sales, versus $214.7 million, or 13.8% of net sales, for the three months ended June 30, 2015. The 1,020 basis point decline in operating margin was primarily attributable to the $333.7 million charge for the inventory step-up related to the Jarden transaction and the $67.8 million of SG&A costs associated with the acquisition and integration of Jarden.
Net nonoperating income for the three months ended June 30, 2016 was $32.6 million versus expense of $23.1 million for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2016 was $126.7 million, compared to $18.1 million for the three months ended June 30, 2015, reflecting the impact of higher overall borrowings used to finance the acquisition of Elmer’s in October 2015 and Jarden in April 2016. This was more than offset by the gain on the sale of the Décor business of $161.0 million.
The Company recognized an income tax rate of 20.3% for the three months ended June 30, 2016, which compared to an income tax rate of 22.7% for the three months ended June 30, 2015. The Company’s effective tax rate for the three months ended June 30, 2016 was impacted by the acquisition of Jarden, the geographical mix of earnings and a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations. The tax rate for the three months ended June 30, 2015 was impacted by increased generation of foreign tax credits.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2016	2015	% Change
Writing	$574.4	$495.9	15.8%
Home Solutions	433.5	438.5	(1.1)
Tools	197.4	205.2	(3.8)
Commercial Products	194.0	210.6	(7.9)
Baby & Parenting	236.9	210.7	12.4
Branded Consumables	777.3	—	NMF
Consumer Solutions	406.6	—	NMF
Outdoor Solutions	953.4	—	NMF
Process Solutions	85.1	—	NMF
Total net sales	$3,858.6	$1,560.9	147.2%
NMF - Not meaningful

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2016	2015	% Change
Writing (1) (2) (3)	$154.1	$132.5	16.3%
Home Solutions (1) (3)	41.7	68.7	(39.3)
Tools (1)	22.2	23.4	(5.1)
Commercial Products (1)	25.4	28.9	(12.1)
Baby & Parenting (3)	24.4	16.7	46.1
Branded Consumables (4)	(26.0)	—	NMF
Consumer Solutions (4)	(16.5)	—	NMF
Outdoor Solutions (4)	55.4	—	NMF
Process Solutions (4)	(1.4)	—	NMF
Restructuring costs	(11.0)	(13.3)	17.3
Corporate (1) (3)	(130.6)	(42.2)	(209.5)
Total operating income	$137.7	$214.7	(35.9)%
 NMF - Not meaningful

(1)
Includes Project Renewal-related costs of $3.0 million, $1.0 million, $0.8 million, $0.3 million and $9.0 million in Writing, Home Solutions, Tools, Commercial Products and Corporate, respectively, for the three months ended June 30, 2016. Includes Project Renewal-related costs of $19.5 million, $0.2 million, $0.2 million and $0.1 million in Corporate, and the Writing, Home Solutions and Commercial Products segments, respectively, for the three months ended June 30, 2015.

(2)	Includes $0.3 million of costs for the three months ended June 30, 2015 in Writing relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)
Includes $68.0 million of acquisition and integration costs primarily in Corporate for the three months ended June 30, 2016, primarily associated with the Jarden Acquisition. Home Solutions operating income for the three months ended June 30, 2016 includes $0.5 million of divestiture costs associated with the planned divestiture of Décor. Home Solutions and Baby & Parenting operating income for the three months ended June 30, 2015 include $1.0 million and $0.1 million, respectively, of acquisition and integration costs.

(4)
Operating income for the three months ended June 30, 2016 for the Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions segments includes $118.4 million, $58.5 million, $148.4 million and $8.4 million, respectively, of cost of products sold associated with the fair value step-up of Jarden inventory.

Writing
Net sales for the three months ended June 30, 2016 were $574.4 million, an increase of $78.5 million, or 15.8%, from $495.9 million for the three months ended June 30, 2015. The net sales increase reflects double-digit growth in North America attributable to the Elmer’s acquisition, increased advertising and promotion, robust merchandising efforts, overall innovation-led growth, volume and distribution gains and a timing-related benefit of approximately $15.0 million due to earlier Back-to-School sell-in. The acquisition of Elmer’s contributed a 16.0% increase in net sales, and the deconsolidation of the Venezuelan operations and foreign currency negatively impacted the Writing segment’s net sales.
Operating income for the three months ended June 30, 2016 was $154.1 million, or 26.8% of net sales, an increase of $21.6 million, or 16.3%, from $132.5 million, or 26.7% of net sales, for the three months ended June 30, 2015. The 10 basis point increase in operating margin is primarily the result of the mix effect of the seasonal Elmer’s business with its higher sales contribution in the second quarter compared to its incremental fixed costs partially offset by the decrease associated with the deconsolidation of Venezuela. SG&A decreased 200 basis points as a percentage of net sales due to leverage of SG&A with the increase in net sales and Project Renewal savings partially offset by an increase in advertising and promotion investment.
Home Solutions
Net sales for the three months ended June 30, 2016 were $433.5 million, a decrease of $5.0 million, or 1.1%, from $438.5 million for the three months ended June 30, 2015. Net sales declined due to continued planned contraction of the lower margin Rubbermaid Consumer Storage business and sales declines in the Décor business, which was divested on June 30, 2016, partially offset by continuing strong growth in the Rubbermaid food storage and beverageware businesses. Foreign currency had an unfavorable impact on Home Solutions’ net sales.
Operating income for the three months ended June 30, 2016 was $41.7 million, or 9.6% of net sales, a decrease of $27.0 million, or 39.3%, from $68.7 million, or 15.7% of net sales, for the three months ended June 30, 2015. The 610 basis point decline in operating margin is primarily due to an increase in advertising and promotion investment to support the launches of Rubbermaid®

FreshWorksTM and Rubbermaid® Fasten+GoTM partially offset by the benefits of productivity, lower input costs and Project Renewal savings. SG&A increased 450 basis points as a percentage of net sales due to the increased advertising and promotion investment and costs associated with the planned divestiture of Décor.
Tools
Net sales for the three months ended June 30, 2016 were $197.4 million, a decrease of $7.8 million, or 3.8%, from $205.2 million for the three months ended June 30, 2015. Net sales declines were primarily due to continuing macroeconomic challenges in Brazil. Foreign currency had an unfavorable impact on net sales for the Tools segment.
Operating income for the three months ended June 30, 2016 was $22.2 million, or 11.2% of net sales, a decrease of $1.2 million, or 5.1%, from $23.4 million, or 11.4% of net sales, for the three months ended June 30, 2015. The 20 basis point decrease in operating margin was primarily attributable to the impact of negative foreign currency more than offsetting productivity and pricing. SG&A decreased 140 basis points as a percentage of net sales due to reduced advertising and promotion spending and overhead cost savings.
Commercial Products
Net sales for the three months ended June 30, 2016 were $194.0 million, a decrease of $16.6 million, or 7.9%, from $210.6 million for the three months ended June 30, 2015. The 2015 divestiture of the Rubbermaid medical cart business and complexity reduction initiatives in the North America distributor channel contributed to the Commercial Products segment’s net sales decline. Foreign currency had an unfavorable impact on net sales for the Commercial Products segment.
Operating income for the three months ended June 30, 2016 was $25.4 million, or 13.1% of net sales, a decrease of $3.5 million, or 12.1%, from $28.9 million, or 13.7% of net sales, for the three months ended June 30, 2015. The 60 basis point decrease in operating margin was primarily driven by the impact of negative foreign currency more than offsetting input cost deflation and overhead cost savings from Project Renewal. SG&A decreased 50 basis points as a percentage of net sales due to overhead cost savings.
Baby & Parenting
Net sales for the three months ended June 30, 2016 were $236.9 million, an increase of $26.2 million, or 12.4%, from $210.7 million for the three months ended June 30, 2015. The increase in net sales was driven by growth in North America due to new product launches and advertising and promotion investment. Foreign currency had an unfavorable impact on net sales for the Baby & Parenting segment.
Operating income for the three months ended June 30, 2016 was $24.4 million, or 10.3% of net sales, an increase of $7.7 million, from $16.7 million, or 7.9% of net sales, for the three months ended June 30, 2015. Baby & Parenting’s operating margin increased 240 basis points due to the leverage of fixed costs with the increase in net sales, productivity and product mix partially offset by increased advertising and promotion investment. The leverage of fixed costs, net of the increased investment in advertising and promotion, contributed to SG&A decreasing 100 basis points as a percentage of net sales.
Branded Consumables
Net sales for the three months ended June 30, 2016 were $777.3 million. Operating loss for the three months ended June 30, 2016 was $26.0 million. Operating loss in the Branded Consumables segment was unfavorably impacted by $118.4 million of costs of products sold during the three months ended June 30, 2016 associated with the fair value step-up of Jarden inventory.
Consumer Solutions
Net sales for the three months ended June 30, 2016 were $406.6 million. Operating loss for the three months ended June 30, 2016 was $16.5 million, or 4.1% of net sales. Operating loss in the Consumer Solutions segment was unfavorably impacted by $58.5 million of costs of products sold during the three months ended June 30, 2016 associated with the fair value step-up of Jarden inventory.
Outdoor Solutions
Net sales for the three months ended June 30, 2016 were $953.4 million. Operating income for the three months ended June 30, 2016 was $55.4 million, or 5.8% of net sales. Operating income in the Outdoor Solutions segment was unfavorably impacted by$148.4 million of costs of products sold during the three months ended June 30, 2016 associated with the fair value step-up of Jarden inventory.

Process Solutions
Net sales for the three months ended June 30, 2016 were $85.1 million. Operating loss for the three months ended June 30, 2016 was $1.4 million, or 1.6% of net sales. Operating loss in the Process Solutions segment was unfavorably impacted by $8.4 million of costs of products sold during the three months ended June 30, 2016 associated with the fair value step-up of Jarden inventory.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Consolidated Operating Results:
Net sales for the six months ended June 30, 2016 were $5,173.5 million, representing an increase of $2,348.6 million, or 83.1%, from $2,824.9 million for the six months ended June 30, 2015. The acquisition of Jarden contributed $2,222.4 million of the increase in net sales, or a 78.6% increase. Net sales were also favorably impacted by volume growth, pricing and the acquisition of Elmer’s. Net sales were adversely impacted by foreign currency, divestitures and the deconsolidation of the Company’s Venezuelan operations on December 31, 2015. The Company’s sales growth in the first half of 2016 was favorably impacted by additional sell-in in advance of advertising and marketing support planned for later in 2016.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2016 was 31.0%, or $1,601.3 million, compared to 39.2%, or $1,108.5 million, for the six months ended June 30, 2015. The 820 basis point decline was driven by the negative impact of the $333.7 million charge for the inventory step-up related to the Jarden transaction, foreign currency, mix from the deconsolidation of Venezuela partially offset by the benefits of productivity, input cost deflation and pricing.
SG&A expenses for the six months ended June 30, 2016 were 25.3% of net sales, or $1,309.5 million, versus 26.7% of net sales, or $755.0 million, for the six months ended June 30, 2015. The $554.5 million increase was primarily driven by the SG&A associated with the Jarden business. The increase was also driven by $80.5 million of costs during the six months ended June 30, 2016 associated with the acquisition and integration of Jarden and an increase in incentive-related and other compensation costs. These increases were partially offset by overhead cost savings from Project Renewal, $10.2 million of SG&A costs associated with the Graco product recall during the six months ended June 30, 2015, a $6.6 million decrease in Project Renewal-related SG&A costs, which decreased from $30.8 million for the six months ended June 30, 2015 to $24.2 million for the six months ended June 30, 2016, and the impacts of foreign currency.
The Company recorded restructuring costs of $28.7 million and $40.6 million for the six months ended June 30, 2016 and 2015, respectively. The restructuring costs for the six months ended June 30, 2016 primarily related to Project Renewal and the integration of Jarden and consisted of $1.8 million of facility and other exit costs, including impairments, $9.8 million of employee severance, termination benefits and employee relocation costs and $17.1 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2015 primarily related to Project Renewal and consisted of $30.0 million of employee severance, termination benefits and employee relocation costs and $10.9 million of exited contractual commitments and other restructuring costs, offset by $0.3 million of facility and related gains. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the six months ended June 30, 2016 was $263.1 million, or 5.1% of net sales, versus $312.9 million, or 11.1% of net sales, for the six months ended June 30, 2015. The 600 basis point decrease in operating margin was primarily attributable to the $333.7 million charge for the inventory step-up related to the Jarden transaction and the $80.5 million of SG&A costs associated with the acquisition and integration of Jarden.
Net nonoperating expenses for the six months ended June 30, 2016 were $41.2 million versus $42.4 million for the six months ended June 30, 2015. Interest expense for the six months ended June 30, 2016 was $156.1 million, compared to $37.3 million for the six months ended June 30, 2015, reflecting the impact of higher overall borrowings used to finance the acquisition of Jarden in April 2016 and Elmer’s in the fourth quarter of 2015. Nonoperating expenses for the six months ended June 30, 2016 include $47.1 million of costs associated with the termination of the Jarden Bridge Facility and the partial repayment of the term loan. This was offset by the gain on the sale of the Décor business of $161.0 million.
The Company recognized an income tax rate of 20.6% for the six months ended June 30, 2016, which compared to an effective income tax rate of 24.2% for the six months ended June 30, 2015. The Company’s effective tax rate for the six months ended June 30, 2016 was impacted by the acquisition of Jarden, the geographical mix of earnings and a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations. The tax rate for the six months ended June 30, 2015 was impacted by increased generation of foreign tax credits.

Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2016	2015	% Change
Writing	$953.2	$837.7	13.8%
Home Solutions	805.6	803.0	0.3
Tools	377.1	385.6	(2.2)
Commercial Products	368.5	395.8	(6.9)
Baby & Parenting	446.7	402.8	10.9
Branded Consumables	777.3	—	NMF
Consumer Solutions	406.6	—	NMF
Outdoor Solutions	953.4	—	NMF
Process Solutions	85.1	—	NMF
Total net sales	$5,173.5	$2,824.9	83.1%
Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2016	2015	% Change
Writing (1) (2) (3)	$237.9	$214.9	10.7%
Home Solutions (1) (3)	77.8	107.2	(27.4)
Tools (1)	40.9	45.6	(10.3)
Commercial Products (1)	47.8	45.9	4.1
Baby & Parenting (3) (4)	47.5	17.2	176.2
Branded Consumables (5)	(26.0)	—	NMF
Consumer Solutions (5)	(16.5)	—	NMF
Outdoor Solutions (5)	55.4	—	NMF
Process Solutions (5)	(1.4)	—	NMF
Restructuring costs	(28.7)	(40.6)	29.3
Corporate (1) (3)	(171.6)	(77.3)	(122.0)
Total operating income	$263.1	$312.9	(15.9)%
 NMF - Not meaningful

(1)
Includes Project Renewal-related costs of $5.4 million, $1.9 million, $1.5 million, $0.5 million and $19.8 million in Writing, Home Solutions, Tools, Commercial Products and Corporate, respectively, for the six months ended June 30, 2016. Writing, Home Solutions, Commercial Products and Corporate operating income include Project Renewal-related costs of $0.5 million, $0.2 million, $0.7 million and $33.5 million, respectively, for the six months ended June 30, 2015.

(2)	Includes $0.6 million of costs for the six months ended June 30, 2015 in Writing relating to inventory charges from the devaluation of the Venezuelan Bolivar.

(3)
Includes $80.7 million of acquisition and integration costs primarily in Corporate for the six months ended June 30, 2016, primarily associated with the Jarden Acquisition. Home Solutions operating income for the six months ended June 30, 2016 includes $1.5 million of divestiture costs associated with the divestiture of Décor. Home Solutions and Baby & Parenting operating income for the six months ended June 30, 2015 include $1.1 million and $1.7 million, respectively, of acquisition and integration costs.

(4)	Includes $10.2 million of costs in Baby & Parenting for the six months ended June 30, 2015 related to the Graco harness buckle recall in the U.S.

(5)
Operating income for the six months ended June 30, 2016 for the Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions segments includes $118.4 million, $58.5 million, $148.4 million and $8.4 million, respectively, of cost of products sold associated with the fair value step-up of Jarden inventory.

Writing
Net sales for the six months ended June 30, 2016 were $953.2 million, an increase of $115.5 million, or 13.8%, from $837.7 million for the six months ended June 30, 2015. The increase in net sales reflects double-digit growth in North America attributable to the Elmer’s acquisition, increased advertising and promotion, robust merchandising efforts, overall innovation-led growth, volume and distribution gains and a timing-related benefit of approximately $15.0 million due to earlier Back-to-School sell-in. The acquisition of Elmer’s contributed 14.8% of an increase in net sales, and the deconsolidation of the Venezuelan operations negatively impacted the Writing segment’s net sales by 8.0%. The Writing segment’s net sales were adversely impacted by foreign currency.
Operating income for the six months ended June 30, 2016 was $237.9 million, or 25.0% of net sales, an increase of $23.0 million, or 10.7%, from $214.9 million, or 25.7% of net sales, for the six months ended June 30, 2015. The 70 basis point decline in operating margin is primarily the result of the mix effect associated with the deconsolidation of Venezuela and the impact of negative foreign currency. SG&A increased 170 basis points as a percentage of net sales due primarily to an increase in advertising and promotion investment.
Home Solutions
Net sales for the six months ended June 30, 2016 were $805.6 million, an increase of $2.6 million, or 0.3%, from $803.0 million for the six months ended June 30, 2015. The increase in net sales was due to continuing strong growth in the Rubbermaid food storage and beverageware businesses, partially offset by continued planned contraction of the lower margin Rubbermaid Consumer Storage business. The net sales of the Décor business, which was divested on June 30, 2016, declined and negatively impacted the Home Solutions segment’s net sales. The Home Solutions segment’s net sales were adversely impacted by foreign currency.
Operating income for the six months ended June 30, 2016 was $77.8 million, or 9.7% of net sales, a decrease of $29.4 million, or 27.4%, from $107.2 million, or 13.3% of net sales, for the six months ended June 30, 2015. The 360 basis point decline in operating margin is primarily due to an increase in advertising and promotion investment to support the launches of Rubbermaid® FreshWorksTM and Rubbermaid® Fasten+GoTM partially offset by the benefits of productivity and lower input costs. SG&A increased 270 basis points as a percentage of net sales due to the increased advertising and promotion investment and costs associated with the planned divestiture of Décor.
Tools
Net sales for the six months ended June 30, 2016 were $377.1 million, a decrease of $8.5 million, or 2.2%, from $385.6 million for the six months ended June 30, 2015. Net sales growth in North America and EMEA were more than offset by a net sales decline in Latin America due to continuing macroeconomic challenges in Brazil. The Tools segment’s net sales were adversely impacted by foreign currency.
Operating income for the six months ended June 30, 2016 was $40.9 million, or 10.8% of net sales, a decrease of $4.7 million, or 10.3%, from $45.6 million, or 11.8% of net sales, for the six months ended June 30, 2015. The 100 basis point decrease in operating margin was primarily attributable to the impact of negative foreign currency more than offsetting productivity and pricing. SG&A decreased 70 basis points as a percentage of net sales due to reduced advertising and promotion spending and overhead cost savings.
Commercial Products
Net sales for the six months ended June 30, 2016 were $368.5 million, a decrease of $27.3 million, or 6.9%, from $395.8 million for the six months ended June 30, 2015. The divested Rubbermaid medical cart business negatively impacted the Commercial Products segment’s net sales by 5.7%, and complexity reduction initiatives in the North America distributor channel further contributed to the Commercial Products segment’s net sales decline. The Commercial Products segment’s net sales were also adversely impacted by foreign currency.
Operating income for the six months ended June 30, 2016 was $47.8 million, or 13.0% of net sales, an increase of $1.9 million, or 4.1%, from $45.9 million, or 11.6% of net sales, for the six months ended June 30, 2015. The 140 basis point increase in operating margin was primarily driven by pricing, productivity, input cost deflation and overhead cost savings from Project Renewal. SG&A decreased 80 basis points as a percentage of net sales due to overhead cost savings.
Baby & Parenting
Net sales for the six months ended June 30, 2016 were $446.7 million, an increase of $43.9 million, or 10.9%, from $402.8 million for the six months ended June 30, 2015. The increase in net sales was driven by growth in North America and Asia Pacific due to new product launches and advertising and promotion investment. Foreign currency favorably impacted net sales for the Baby & Parenting segment.

Operating income for the six months ended June 30, 2016 was $47.5 million, or 10.6% of net sales, an increase of $30.3 million, or 176.2%, from $17.2 million, or 4.3% of net sales, for the six months ended June 30, 2015. Baby & Parenting’s operating margin increased by 630 basis points due to the leverage of fixed costs with the increase in net sales, productivity, product mix and Graco product recall and acquisition costs incurred in the prior year period. The leverage of fixed costs and the Graco product recall costs in the prior year period, partially offset by an increase in advertising and promotion investment, contributed to SG&A decreasing 410 basis points as a percentage of net sales.
Branded Consumables, Consumer Solutions, Outdoor Solutions and Process Solutions
The results of operations for these four segments for the six months ended June 30, 2016 are the same as the three months ended June 30, 2016. Refer to the Business Segment Operating Results section for the three months ended June 30, 2016 for a discussion of the results of operations of these four segments.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the six months ended June 30, (in millions):

	2016	2015
Cash provided by (used in) operating activities	$325.6	$(51.8)
Cash used in investing activities	(8,518.7)	(77.0)
Cash provided by financing activities	8,559.2	162.6
Currency effect on cash and cash equivalents	(13.6)	5.5
Increase in cash and cash equivalents	$352.5	$39.3
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
Cash provided by operating activities for the six months ended June 30, 2016 was $325.6 million compared to cash used in operating activities for the six months ended June 30, 2015 of $51.8 million, with the year-over-year improvement largely attributable to cash flows from operating activities generated by the Jarden business since the date of acquisition and a $70.0 million voluntary contribution to the Company’s primary U.S. pension plan during the first quarter of 2015, partially offset by a $58.0 million income tax payment made during the first quarter of 2016 associated with the gain on the divestiture of Endicia in the fourth quarter of 2015, $91.2 million of payments during the first quarter of 2016 associated with the settlement of forward-starting interest rate swaps used to hedge benchmark treasury rates for the $8.0 billion public debt issuance in March 2016, transaction costs associated with the Jarden Acquisition totaling $50.7 million and $31.8 million of higher annual incentive compensation paid in March 2016 relating to the Company’s 2015 performance. The Company has historically used cash for operations in the first half of the year to fund increases in inventory in anticipation of seasonally stronger sales during the remainder of the year and to fund annual customer program and annual performance-based compensation payments.
During the six months ended June 30, 2016, the Company received net proceeds of $47.2 million from short-term borrowing arrangements, which primarily represents commercial paper borrowings net of repayments of borrowings under the Company’s receivables facilities. The Company received net proceeds of $386.0 million during the six months ended June 30, 2015, which primarily represents commercial paper borrowings.
In March 2016, the Company completed the offering and sale of $8.0 billion principal amount of unsecured senior notes, consisting of $1.0 billion of aggregate principal amount of 2.60% notes due 2019 (the “2019 Notes”), $1.0 billion of aggregate principal amount of 3.15% notes due 2021 (the “2021 Notes”), $1.75 billion of aggregate principal amount of 3.85% notes due 2023 (the “2023 Notes”), $2.0 billion of aggregate principal amount of 4.20% notes due 2026 (the “2026 Notes”), $500.0 million of aggregate principal amount of 5.375% notes due 2036 (the “2036 Notes”) and $1.75 billion of aggregate principal amount of 5.50% notes due 2046 (the “2046 Notes” and together with the 2019 Notes, the 2021 Notes, the 2023 Notes, the 2026 Notes and the 2036 Notes, the “Notes”). In April 2016, the Company borrowed $1.5 billion pursuant to a senior unsecured term loan facility with a syndicate of banks (the “Term Loan Facility”). The aggregate net proceeds from the issuance of the Notes and Term Loan Facility of $9.4 billion were used in April 2016 to pay the cash portion of the merger consideration in the Jarden Acquisition and to repay certain of Jarden’s outstanding debt at closing.

During the six months ended June 30, 2016, the Company generated $239.0 million of proceeds from the sale of divested businesses and other noncurrent assets, which primarily represents the $232.2 million of net proceeds from the divestiture of the Décor business. The proceeds from the sale of the Décor business were used to repay debt.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, dividend payments, payments on debt, share repurchases and acquisitions.
During the six months ended June 30, 2016, the Company used $8.6 billion for the Jarden Acquisition, which included $4.1 billion for the repayment of certain Jarden debt and $5.2 billion paid to Jarden common stockholders and convertible note holders that converted their notes into shares of common stock, net of $661.9 million of cash acquired.
During the six months ended June 30, 2016, the Company repaid $750.0 million of borrowings under the Term Loan Facility.
Capital expenditures were $163.9 million and $85.8 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures in the first half of 2016 included amounts for the build-out of the Company’s new building in Atlanta, Georgia, the implementation of SAP in the Asia Pacific region and investments in the Writing segment’s worldwide supply chain network. Capital expenditures in the first half of 2015 were largely attributable to purchases of equipment at manufacturing facilities in the U.S. as a result of the consolidation of plants and product lines in the Commercial Products segment, as well as investments in assets to improve the quality and efficiency of the Company’s resin manufacturing network in the Home Solutions and Commercial Products segments.
Aggregate dividends paid were $145.0 million and $104.4 million for the six months ended June 30, 2016 and 2015, respectively.
The Company suspended its repurchase of shares during the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase shares pursuant to its $1.1 billion stock repurchase plan (the “SRP”) during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company repurchased and retired 3.2 million shares pursuant to the SRP for $124.0 million. As of June 30, 2016, the Company had $255.9 million of authorized repurchases remaining under the SRP.
Cash paid for restructuring activities was $30.8 million and $30.2 million for the six months ended June 30, 2016 and 2015, respectively, and is included in the net cash used in operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2016	December 31, 2015	June 30, 2015
Accounts receivable(1)	61	73	76
Inventory(1)	95	71	91
Accounts payable(1)	(54)	(64)	(73)
Cash conversion cycle	102	80	94
(1) Décor cost of products sold has been removed from the publicly disclosed amounts for the calculation of inventory and accounts payable days at June 30, 2016 since such assets and liabilities were sold as of June 30, 2016. In addition, for the June 30, 2016 calculation, Jarden sales and cost of products sold were adjusted to reflect a full quarter and to remove the inventory fair value step-up.
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The decrease in accounts receivable and accounts payable days and increase in inventory days from June 30, 2015 to June 30, 2016 is attributable to the inclusion of the Jarden business and the timing of the closing of the Jarden Acquisition with respect to sales, cash receipts, purchases and payments.

Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at June 30, 2016 were $627.3 million, and the Company had $922.3 million of total available borrowing capacity under the $1.25 billion unsecured syndicated revolving credit facility, $30.0 million of borrowing capacity under the $400.0 million receivables facility and $285.0 million of availability under the Jarden receivables securitization facility.

•
Working capital at June 30, 2016 was $2,634.2 million compared to $504.9 million at December 31, 2015, and the current ratio at June 30, 2016 was 1.63:1 compared to 1.25:1 at December 31, 2015. The improvement in working capital and the current ratio is primarily attributable to increased long-term borrowings to finance the cash requirements associated with the Jarden Acquisition.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization decreased to 0.52:1 at June 30, 2016 from 0.60:1 at December 31, 2015. The decrease in net debt to total capitalization is primarily attributable to $9.5 billion of borrowings to finance the Jarden Acquisition offset by the $661.9 million of cash acquired in the Jarden Acquisition and the issuance of shares for the Jarden Acquisition valued at $9.5 billion.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Borrowing Arrangements
In January 2016, the Company entered into a five-year revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of banks. The Revolving Credit Agreement amends and restates the Company’s previous revolving credit facility. The Revolving Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of January 2021, and an aggregate commitment at any time outstanding of up to $1.25 billion (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.75 billion upon the satisfaction of certain conditions. The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of June 30, 2016, there were no borrowings outstanding and $39.8 million standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $287.9 million, resulting in $922.3 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Revolving Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables facility provides for available borrowings to up to $400.0 million and expires in October 2016 (the “Receivables Facility”). As of June 30, 2016, the Company had $370.0 million of outstanding borrowings under the Receivables Facility at a weighted average interest rate of 1.5%.
Prior to completion of the Jarden Acquisition in April 2016, Jarden maintained a $500.0 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2016. Upon completion of the Jarden Acquisition, the Securitization Facility was amended to provide for borrowings to a subsidiary of the Company on terms substantially similar to those under the Securitization Facility. As of June 30, 2016, there were $204.4 million of borrowings at a weighted average interest rate of 1.3% and $10.6 million of letters of credit outstanding under the Securitization Facility, resulting in $285.0 million available for borrowing under the Securitization Facility.
The Company plans to extend the Receivables Facility and Securitization Facility prior to their respective maturities.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2016		2015
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$508.0	$239.6	$551.2	$369.7
Receivables Facility and Securitization Facility	838.2	439.1	350.0	302.8
In connection with the Jarden Acquisition, the Company entered into the Jarden Bridge Facility. The availability under the Jarden Bridge Facility was subject to reduction in equivalent amounts upon the completion of any issuance of debt securities by the Company and upon other specified events. As a result of the Company issuing the Notes and entering into other financing arrangements, the Jarden Bridge Facility was terminated, and the Company recorded a $45.9 million loss on termination of credit facility during the three months ended March 31, 2016.
The indentures governing the Company’s medium-term and long-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and long-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing these other borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity, (iii) $750.0 million related to impairment charges incurred by the Company (amended under the Revolving Credit Agreement to add an additional $250.0 million of charges incurred after January 1, 2015) and (iv) up to $1.0 billion related to the component of accumulated other comprehensive income (loss) for all foreign currency translation and the cumulative foreign exchange gains (losses) incurred since January 1, 2015 arising from (i) the appreciation or depreciation of the Venezuelan Bolivar relative to the U.S. Dollar due to the highly inflationary accounting for Venezuela and (ii) the cumulative gains or losses resulting from the deconsolidation of a foreign entity. For purposes of calculating debt-to-total capitalization, the Company’s borrowing arrangements, as amended, provide for the exclusion of any debt incurred to finance the Jarden Acquisition from the calculation until after the closing of the Jarden Acquisition. As of June 30, 2016, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, the Receivables Facility and the Securitization Facility and utilize the $1,237.3 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility, the Receivables Facility and the Securitization Facility and may result in the acceleration of the repayment of certain indebtedness.
Debt
The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as commercial paper or borrowings under the Facility, Receivables Facility or Securitization Facility.
Total debt was $13.0 billion as of June 30, 2016 and $3.1 billion as of December 31, 2015, an increase of $9.9 billion due to the issuance of $8.0 billion of Notes for the Jarden Acquisition, borrowings, net of repayments, of $750.0 million under the Term Loan Facility, the assumption of two tranches of Jarden notes with principal amounts of $300 million and €300 million upon completion of the Jarden Acquisition, the assumption of the Securitization Facility upon completion of the Jarden Acquisition and borrowings under the Company’s short-term borrowing arrangements, including commercial paper, to finance seasonal working capital requirements.
As of June 30, 2016, the current portion of long-term debt and short-term debt totaled $943.0 million, including $287.9 million of commercial paper obligations, $370.0 million of borrowings under the Receivables Facility and $204.4 million of borrowings under the Securitization Facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average outstanding debt	$13,484.9	$2,860.0	$8,410.8	$2,762.6
Average interest rate	3.8%	2.7%	3.6%	2.8%

The Company’s floating-rate debt, which includes medium-term notes that are subject to outstanding fixed-for-floating interest rate swaps, was 17.8% and 31.7% of total debt as of June 30, 2016 and December 31, 2015, respectively. The decrease in floating-rate debt is due to the issuance of the Notes in March 2016 which have fixed interest rates. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.
On January 26, 2016, the Company entered into the Term Loan Facility. In April 2016, the Company borrowed $1.5 billion pursuant to the Term Loan Facility, and the borrowings were used to pay a portion of the cash portion of the merger consideration in connection with the Jarden Acquisition. The Company repaid $750.0 million of Term Loan Facility borrowings during the three months ended June 30, 2016; and, availability under the Term Loan Facility is permanently decreased when borrowings are repaid. The Term Loan Facility provides for a maturity date of three years from the closing date of the Jarden Acquisition and requires the Company to repay 5% of the initial borrowings by each of April 2017 and April 2018 and the remaining 90% of the borrowings by April 2019. At the Company’s election, borrowings under the Term Loan Facility bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. Outstanding borrowings under the Term Loan Facility bear interest at a rate of 2.0% as of June 30, 2016.
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
In March 2016, the Company commenced exchange offers (the “Exchange Offers”) pursuant to which the Company offered to issue new senior notes (the “Newell Notes”) in exchange for €300 million aggregate principal amount of the outstanding 3.75% senior notes due October 2021 issued by Jarden and of the $300 million aggregate principal amount of the outstanding 5% senior notes due November 2023 issued by Jarden (collectively, the “Existing Jarden Notes”). The Exchange Offers expired and were settled in April 2016. The aggregate principal amount of each series of Newell Notes issued in the Exchange Offers totaled €271.9 million of 3.75% senior notes due October 2021 and $295.1 million of 5.00% senior notes due November 2023. Following the completion of the Exchange Offers and the Jarden Acquisition, a subsidiary of the Company assumed debt obligations associated with the Existing Jarden Notes (as modified) that were not tendered in the Exchange Offers, which included €28.1 million in aggregate principal amount of 3.75% senior notes due October 2021 and $4.9 million in aggregate principal amount of 5.00% senior notes due November 2023.
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
The Company made a voluntary cash contribution of $70.0 million to its primary U.S. defined benefit pension plan in January 2015 to improve the overall funded status of the plan.
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
In connection with the completion of the Jarden Acquisition, the Company assumed Jarden’s worldwide pension obligations, which includes estimated projected benefit obligations of $796.3 million and plan assets of $557.6 million as of April 15, 2016. The Company intends to make contributions to these pension plans to ensure the pension obligations are adequately funded as required by law or mandate.
Dividends
The Company’s quarterly dividend is $0.19 per share. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives, restructuring and integration activities and repay debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.

Share Repurchase Program
Under the SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. As expanded and extended, the Company may repurchase a total of up to $1.1 billion of its own stock through the end of 2017 pursuant to the SRP, and as of June 30, 2016, the Company had $255.9 million of authorized repurchases remaining under the SRP. The Company suspended its repurchase of shares during the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase shares pursuant to the SRP during the six months ended June 30, 2016. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2017, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Negative
Fitch Ratings	BBB-	F-3	Stable
Outlook
The Company financed the cash requirements for the Jarden Acquisition, which included $5.2 billion of merger consideration and the repayment of $4.1 billion of certain of Jarden’s outstanding debt obligations, with a combination of $7.9 billion of proceeds from the Notes and $1.5 billion of borrowings under the Term Loan Facility. In addition, the Company assumed debt obligations totaling $1.1 billion associated with the completion of the Exchange Offers and amending Jarden’s Securitization Facility.
Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility, the Receivables Facility and the Securitization Facility will be adequate to support the cash needs of Newell Brands. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due, including short-term debt and current portion of long-term debt totaling $943.0 million as of June 30, 2016, which includes the Company’s outstanding commercial paper obligations and borrowings under the Receivables Facility and Securitization Facility.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2046. During the six months ended June 30, 2016, the Company completed the offering and sale of $8.0 billion principal amount of the Notes. In addition, the Company borrowed $1.5 billion pursuant to the Term Loan Facility in April 2016. In addition, the Company also completed the Exchange Offers and otherwise assumed two tranches of Jarden notes with principal amounts of €300 million and $300 million in April 2016. Additional details regarding the debt obligations are provided in Footnote 9 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the effect the Company’s outstanding debt obligations, including those obligations that were assumed or otherwise incurred in April 2016 in connection with the Jarden Acquisition, are expected to have on the Company's cash flows in the indicated period as well as the timing of interest payments on borrowings outstanding (in millions):

	Payments Due in Year Ending December 31,
	Total	2016 (1)	2017 - 2018	2019 - 2020	2021 and Later
Debt (2)	$12,987.8	$943.0	$901.4	$2,478.4	$8,665.0
Interest on debt (3)	5,716.2	241.2	932.0	814.2	3,728.8
Total debt-related obligations	$18,704.0	$1,184.2	$1,833.4	$3,292.6	$12,393.8

(1)
Represents amounts due for the remainder of 2016, including $287.9 million of commercial paper outstanding at June 30, 2016, $370.0 million outstanding under the Receivables Facility at June 30, 2016 and $204.4 million outstanding under the Securitization Facility at June 30, 2016.

(2)
Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of June 30, 2016. For further information relating to these obligations, see Footnote 9 of the Notes to Condensed Consolidated Financial Statements.

(3)
Amounts represent estimated interest payable on borrowings outstanding as of June 30, 2016, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $596.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of June 30, 2016. For further information, see Footnote 9 of the Notes to Condensed Consolidated Financial Statements.

The Company acquired Jarden on April 15, 2016. As of December 31, 2015, Jarden had total lease commitments of $699.5 million. During the three months ended June 30, 2016, the Company entered into a lease agreement for office space with aggregate future lease commitments of $55.8 million.
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products (particularly oil and resin), productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits, synergies and financial results from recently completed acquisitions, including the Jarden Acquisition, and planned divestitures, and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s retail customers; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; product liability, product recalls or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to complete planned divestitures; the Company’s ability to successfully integrate acquired businesses, including the recently acquired Jarden business; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those factors listed in our most recently filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission. The information contained in this Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2015 Form 10-K with respect to commodity prices.
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 68.3% and 82.2% of the Company’s total debt as of December 31, 2015 and June 30, 2016, respectively.
Foreign Currency Exchange Rates

The Company is exposed to foreign currency risk in the ordinary course of business, since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of durations of 2 years or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third-party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency, particularly in situations where financial instruments are not available for currencies to hedge exposures.

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

Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in interest rates and exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest rates and exchange rates. The following table sets forth the one-day value-at-risk as of December 31, 2015 and June 30, 2016 (in millions, except percentages):

Market Risk	December 31, 2015	June 30, 2016	Confidence Level
Interest Rate Risk	$7.3	$75.2	95%
Foreign Exchange	5.3	19.1	95%
The increase in value at risk associated with interest rates is primarily due to the increase in total debt as of June 30, 2016 compared to December 31, 2015. The increase in value at risk from December 31, 2015 to June 30, 2016 associated with foreign exchange is primarily due to the foreign currency exposures associated with the Jarden business. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.
Item 4. Controls and Procedures
As of June 30, 2016, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
During the three months ended June 30, 2016, the Company acquired Jarden. Other than the addition of Jarden’s internal control over financial reporting and any related changes in controls to integrate Jarden into the Company, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In addition, the Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
Following completion of the Jarden Acquisition, the Company substantially increased its debt compared to its recent historical levels. The Company incurred an additional $6.5 billion of debt (excluding approximately $4.1 billion of Jarden debt refinanced in connection with the acquisition) in connection with the completion of the acquisition. This increased level of debt will increase the Company’s interest expense and could have the effect, among other things, of reducing the Company’s flexibility to respond to changing business and economic conditions. In addition, if the Company is unable to timely reduce its level of indebtedness, the Company will be subject to increased demands on its cash resources, which could increase its total debt-to-capitalization ratios, decrease its interest coverage ratios, result in a breach of covenants or otherwise adversely affect the business and financial results of the Company.
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
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2016:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	—		$—	—	$255,912,171
May	29,949	(2)	47.11	—	255,912,171
June	—		—	—	255,912,171
Total	29,949		$47.11	—
 __________________

(1)
Under the Company’s SRP, the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The Company suspended its repurchase of shares in the fourth quarter of 2015 due to the cash requirements associated with the Jarden transaction, so the Company did not repurchase shares pursuant to the SRP during the three months ended June 30, 2016.

(2)
All shares purchased by the Company during the quarter ended June 30, 2016 were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Rule 144A Form of 5% senior note due 2023 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 21, 2016).
4.2	Regulation S Form of 5% senior note due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 21, 2016).
4.3	Rule 144A Form of 3 3/4% senior note due 2021 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated April 21, 2016).
4.4	Regulation S Form of 3 3/4% senior note due 2021 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K dated April 21, 2016).
4.5
Indenture related to Jarden Corporation's 3 3⁄4% senior notes due 2021, dated as of July 14, 2014, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto, Wells Fargo Bank, National Association, as trustee and Société Générale Bank & Trust, as paying agent, transfer agent, registrar and authenticating agent (incorporated by reference to Exhibit 4.1 to Jarden Corporation's Current Report on Form 8-K dated July 18, 2014, File No. 001-13665).

4.6
First Supplemental Indenture related to Jarden Corporation's 3 3⁄4% senior notes due 2021, dated as of April 15, 2016, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Jarden Corporation's Current Report on Form 8-K dated April 15, 2016, File No. 001-13665).

4.7
Second Supplemental Indenture related to Jarden Corporation's 3 3⁄4% senior notes due 2021, dated as of April 15, 2016, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto, NCPF Acquisition Corp. II, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Jarden Corporation's Current Report on Form 8-K dated April 15, 2016, File No. 001-13665).

4.8
Indenture related to Jarden Corporation's 5% senior notes due 2023, dated as of October 30, 2015, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Jarden Corporation's Current Report on Form 8-K dated November 2, 2015, File No. 001-13665).

4.9
First Supplemental Indenture related to Jarden Corporation's 5% senior notes due 2023, dated March 15, 2016, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto and Wells Fargo Bank, National Association, as trustee.

Exhibit Number	Description of Exhibit
4.10
Second Supplemental Indenture related to Jarden Corporation's 5% senior notes due 2023, dated April 15, 2016, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Jarden Corporation's Current Report on Form 8-K dated April 15, 2016, File No. 001-13665).

4.11
Third Supplemental Indenture related to Jarden Corporation's 5% senior notes due 2023, dated April 15, 2016, among Jarden Corporation, the subsidiary guarantors of Jarden Corporation party thereto, NCPF Acquisition Corp. II and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Jarden Corporation's Current Report on Form 8-K dated April 15, 2016, File No. 001-13665).

4.12
Registration Rights Agreement, dated April 20, 2016, by and between Newell Brands Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 21, 2016).

10.1*
Long Term Incentive Performance Pay Terms and Conditions under the Company’s 2013 Incentive Plan, as amended May 10, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 13, 2016).

10.2*
Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Employees, as amended May 10, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2016).

10.3*	Amendment to Written Compensation Arrangement with Michael B. Polk dated May 11, 2016.
10.4*	Compensation Arrangement with Mark Tarchetti dated May 12, 2016.
10.5*	Performance-Based Restricted Stock Unit award agreement of Mark Tarchetti dated May 10, 2016.
10.6*	Compensation Arrangement with William A. Burke III, dated May 12, 2016.
10.7*	Compensation Arrangement with Ralph Nicoletti dated May 12, 2016.
10.8*	Performance-Based Restricted Stock Unit award agreement of Ralph Nicoletti dated June 8, 2016.
10.9*	Separation Agreement and General Release, dated as of May 12, 2016, by and between Newell Brands Inc. and John K. Stipancich.
10.10
Third Amended and Restated Loan Agreement, dated as of February 17, 2012, among Jarden Corporation, as initial servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.3 to Jarden Corporation’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference, File No. 001-13665).

10.11
Amendment No. 1 to the Third Amended and Restated Loan Agreement, dated as of October 10, 2013, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.1 to the Jarden Corporation’s Current Report on Form 8-K, filed on October 16, 2013, and incorporated herein by reference, File No. 001-13665).

10.12
Amendment No. 2 to the Third Amended and Restated Loan Agreement, dated as of April 23, 2014, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.1 to the Jarden Corporation’s Quarterly Report on Form 10-Q, filed on July 31, 2014, and incorporated herein by reference, File No. 001-13665).

10.13
Amendment No. 3 to the Third Amended and Restated Loan Agreement, dated as of December 24, 2014, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator, together with the Reaffirmation, Acknowledgement and Consent of Performance Guarantor thereunder executed by Jarden Corporation (filed as Exhibit 10.38 to the Jarden Corporation’s Annual Report on Form 10-K, filed on March 2, 2015, and incorporated herein by reference, File No. 001-13665).

10.14
Waiver of and Amendment No. 4 to the Third Amended and Restated Loan Agreement, dated as of March 31, 2016, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator.

Exhibit Number	Description of Exhibit
10.15
Amendment No. 5 to the Third Amended and Restated Loan Agreement, dated as of April 15, 2016, among Jarden Corporation, as servicer; Jarden Receivables, LLC, as borrower; SunTrust Bank, as a lender, PNC Bank, National Association, as a lender and Wells Fargo Bank, National Association, as a lender and issuer of letters of credit, and SunTrust Robinson Humphrey, Inc., as administrator.

10.16
Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of July 29, 2010, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to the Jarden Corporation’s Current Report on Form 8-K, filed on August 4, 2010, and incorporated herein by reference, File No. 001-13665).

10.17
Amendment No. 1 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of February 17, 2012, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.4 to Jarden Corporation’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference, File No. 001-13665).

10.18
Amendment No. 2 to Second Amended and Restated Receivables Contribution and Sales Agreement, dated as of April 23, 2014, among the originators party thereto and Jarden Receivables, LLC, as buyer (filed as Exhibit 10.2 to Jarden Corporation’s Quarterly Report on Form 10-Q, filed on July 31, 2014, and incorporated herein by reference, File No. 001-13665).

10.19
Performance Undertaking, dated August 8, 2007, executed by Jarden Corporation, as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary (filed as Exhibit 10.6 to Jarden Corporation’s Current Report on Form 8-K, filed on August 14, 2007, and incorporated herein by reference, File No. 001-13665).

10.20	Amended and Restated Performance Undertaking, dated April 15, 2016, executed by Newell Brands Inc., as performance guarantor, in favor of Jarden Receivables LLC, as beneficiary.
10.21
Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of SunTrust Bank (filed as Exhibit 10.5 to Jarden Corporation’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference, File No. 001-13665).

10.22
Amended and Restated Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.6 to Jarden Corporation’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference, File No. 001-13665).

10.23
Lender Note, dated February 17, 2012, executed by Jarden Receivables, LLC in favor of PNC Bank, National Association (filed as Exhibit 10.7 to Jarden Corporation’s Current Report on Form 8-K, filed on February 24, 2012, and incorporated herein by reference, File No. 001-13665).

10.24
Assignment and Assumption Agreement dated as of April 25, 2016 by and between Mariposa Capital, LLC and Mariposa Associates, LLC whereby Mariposa Capital, LLC assigns its rights, duties and obligations under the Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC to Mariposa Associates, LLC.

10.25
Amendment No.4 dated as of June 30, 2016 to the Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Administrative Agent.

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

* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date:	August 9, 2016	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date:	August 9, 2016	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer