Form 10-Q
period 2017-03-31
NEWELL BRANDS INC
filed 2017-05-10
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2017

Commission File Number 1-9608

NEWELL BRANDS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street

Hoboken, New Jersey 07030

(Address of principal executive offices)

(Zip Code)

(201) 610-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding (net of treasury shares) as of April 28, 2017: 483.1 million.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$3,266.3	$1,314.9
Cost of products sold	2,149.1	809.3

GROSS MARGIN	1,117.2	505.6
Selling, general and administrative expenses	929.5	362.5
Restructuring costs	13.3	17.7
Impairment of goodwill, intangibles and other assets	18.4	—

OPERATING INCOME	156.0	125.4
Non-operating expenses:
Interest expense, net	122.2	29.4
Loss on extinguishment of debt	27.8	45.9
Other (income) expense, net	(784.1)	(1.5)

INCOME BEFORE INCOME TAXES	790.1	51.6
Income tax expense	151.6	11.3

INCOME FROM CONTINUING OPERATIONS	638.5	40.3
Income (loss) from discontinued operations, net of tax	—	0.2

NET INCOME	$638.5	$40.5

Weighted average shares outstanding:
Basic	484.2	268.7
Diluted	485.8	270.1
Earnings per share:
Basic:
Income from continuing operations	$1.32	$0.15
Income (loss) from discontinued operations	—	—

Net income	$1.32	$0.15

Diluted:
Income from continuing operations	$1.31	$0.15
Income (loss) from discontinued operations	—	—

Net income	$1.31	$0.15

Dividends per share	$0.19	$0.19

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2017	2016
NET INCOME	$638.5	$40.5

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	106.0	10.9
Unrecognized pension and other postretirement costs	0.8	6.7
Derivative financial instruments	(10.7)	(58.0)

Total other comprehensive income (loss), net of tax	96.1	(40.4)

COMPREHENSIVE INCOME (LOSS)	$734.6	$0.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$687.5	$587.5
Accounts receivable, net	2,559.6	2,746.9
Inventories, net	2,476.6	2,116.0
Prepaid expenses and other	298.4	288.4
Assets held for sale	466.6	1,745.7

TOTAL CURRENT ASSETS	6,488.7	7,484.5
PROPERTY, PLANT AND EQUIPMENT, NET	1,563.9	1,543.4
GOODWILL	10,321.1	10,218.9
OTHER INTANGIBLE ASSETS, NET	14,010.0	14,111.8
DEFERRED INCOME TAXES	91.4	95.3
OTHER ASSETS	860.2	383.6

TOTAL ASSETS	$33,335.3	$33,837.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,396.9	$1,518.9
Accrued compensation	193.8	365.8
Other accrued liabilities	1,779.9	1,464.9
Short-term debt and current portion of long-term debt	852.5	601.9
Liabilities held for sale	95.1	340.5

TOTAL CURRENT LIABILITIES	4,318.2	4,292.0
LONG-TERM DEBT	10,332.1	11,290.9
DEFERRED INCOME TAXES	4,883.8	5,082.8
OTHER NONCURRENT LIABILITIES	1,771.4	1,787.4

TOTAL LIABILITIES	21,305.5	22,453.1
COMMITMENTS AND CONTINGENCIES (Footnote 18)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2017 and December 31, 2016)	—	—
Common stock (800 authorized shares at $1.00 par value 505.8 shares and 504.8 shares issued at March 31, 2017 and December 31, 2016, respectively)	505.8	504.8
Treasury stock, at cost (22.7 and 22.3 shares at March 31, 2017 and December 31, 2016, respectively):	(563.7)	(545.3)
Additional paid-in capital	10,166.7	10,144.2
Retained earnings	2,835.5	2,289.9
Accumulated other comprehensive loss	(948.7)	(1,044.8)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	11,995.6	11,348.8
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34.2	35.6

TOTAL STOCKHOLDERS’ EQUITY	12,029.8	11,384.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,335.3	$33,837.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$638.5	$40.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.6	42.8
Impairment of goodwill, intangibles and other assets	18.4	—
Net gain from sale of businesses	(784.0)	(0.9)
Loss on extinguishment of debt	2.2	45.9
Deferred income taxes	(161.7)	7.0
Stock-based compensation expense	20.4	9.9
Other, net	1.9	5.1
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	306.2	69.7
Inventories	(360.7)	(137.8)
Accounts payable	(142.6)	7.4
Accrued liabilities and other	1.6	(351.0)

NET CASH USED IN OPERATING ACTIVITIES	(289.2)	(261.4)

INVESTING ACTIVITIES:
Proceeds from sale of divested businesses	1,862.9	—
Acquisitions and acquisition-related activity	(557.3)	(21.0)
Capital expenditures	(100.7)	(51.6)
Other investing activities	0.8	2.6

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,205.7	(70.0)

FINANCING ACTIVITIES:
Net short-term debt	246.4	378.7
Proceeds from issuance of debt, net of debt issuance costs	—	7,931.2
Payments on long-term debt	(972.3)	—
Cash dividends	(92.9)	(53.3)
Equity compensation activity and other, net	(15.2)	(18.0)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(834.0)	8,238.6

Exchange rate effect on cash and cash equivalents	17.5	(1.1)

INCREASE IN CASH AND CASH EQUIVALENTS	100.0	7,906.1
Cash and cash equivalents at beginning of period	587.5	274.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$687.5	$8,180.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the second, third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers. Accounting Standard Codification 606 — Revenue Recognition,” which established Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 will replace existing revenue recognition requirements in U.S.GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Company’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The Company is currently evaluating the effect that the updated standard will have on the Company’s financial statements and related disclosures. To that end, the Company has identified a project manager as well as an implementation project team. The Company has completed the assessment process for many of its business units and expects to complete this process during the second quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, “ Leases (Topic 842) ,” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is beginning to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Adoption of New Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. The new standard requires: (1) excess tax benefits and tax deficiencies related to share-based awards to be recognized as income tax benefit or expense on a prospective basis in the reporting period in which they vest; (2) excess tax benefits from share-based payment arrangements to be presented within operating activities and withholding tax payments upon vesting of restricted stock units to be presented within financing activities within the cash flow statement; (3) permits the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis; and (4) allows for a policy election to account for forfeitures as they occur. The Company adopted this guidance in the first quarter of 2017 and decided to continue its policy of estimating forfeitures. The Company has also elected to retrospectively reclassify the prior year cash flows related to excess tax benefits from share-based payment arrangements from financing activities to operating activities within the condensed consolidated statements of cash flows. The Company adopted this guidance in the first quarter of 2017 and it did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which modifies existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the first quarter of 2017 and it did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Other Items

The Company holds a 23.4% investment in Sprue Aegis (“Sprue”). During the three months ended March 31, 2017, the Company’s related party sales to Sprue were $6.7 million. During the three months ended March 31, 2017, the Company provided notification to Sprue of its election to terminate the distribution agreement on March 31, 2018.

Footnote 2 — Acquisitions

2017 Activity

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition. This acquisition has been accounted for using the purchase method of accounting.

On April 3, 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $460 million. In order to complete the acquisition in a timely manner, the cash purchase price was transferred in advance effective March 31, 2017. At March 31, 2017, the amount paid is included in other assets in the Condensed Consolidated Balance Sheets at March 31, 2017 and is included net cash provided by (used in) investing activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017. This acquisition will be accounted for using the purchase method of accounting.

2016 Activity

On April 15, 2016, Jarden became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”), among the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden is a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings® , Jostens®, K2®, Marker®, Marmot®, Volkl® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets. The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition has been accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date. Adjustments made to the purchase price allocation during the three months ended March 31, 2017 primarily relate to goodwill and other intangible assets (see Footnote 8).

Pursuant to the Merger Agreement, each share of Jarden common stock was exchanged for 0.862 of a share of the Company’s common stock plus $21.00 in cash. The total merger consideration, including debt assumed, was approximately $18.7 billion. The aggregate consideration paid or payable to the Jarden shareholders and convertible note holders was approximately $15.3 billion and was comprised of a cash payment of approximately $5.4 billion, the issuance of 213.9 million common shares of the Company with a fair value of approximately $9.9 billion and accrued merger consideration of $627 million. The accrued merger consideration relates to approximately 9.1 million shares of the Company’s common stock that have not been issued and $222 million in cash that has not been paid as of March 31, 2017 for shares of Jarden common stock held by dissenting Jarden shareholders who exercised their dissenters’ appraisal rights and are seeking an appraisal of such shares.

The following unaudited pro forma financial information presents the combined results of operations of Newell Rubbermaid and Jarden for the three months ended March 31, 2016 as if the Jarden Acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Jarden Acquisition been completed as of January 1, 2015 and should not be taken as indicative of the Company’s future consolidated results of operations. The Company expects to incur restructuring and other integration costs that are not included in the pro forma results of operations presented below. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

(in millions, except per share data)	Three Months Ended March 31, 2016
Net sales	$3,330.2
Net loss	(58.6)
Loss per share:
Basic	$(0.12)
Diluted	$(0.12)

The unaudited pro forma financial information for the three months ended March 31, 2016 includes $51.9 million for the amortization of acquired intangibles from the Jarden Acquisition based on the preliminary purchase price allocation.

Footnote 3 — Discontinued Operations and Divestitures

Discontinued Operations

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2017	2016
Net sales	$—	$—

Loss from discontinued operations before income taxes	—	(0.6)
Income tax benefit	—	0.2

Loss from discontinued operations	—	(0.4)
Net gain from sale of discontinued operations, net of tax	—	0.6

Income from discontinued operations, net of tax	$—	$0.2

Divestitures

On March 9, 2017 the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $784.0 million, which is included in other (income) expense, net in the Condensed Consolidated Statement of Operations for the three months ended March, 31, 2017. The Tools business generated 3.4% and 13.2% of the Company’s consolidated net sales for the three months ended March 31, 2017 and 2016, respectively.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees, of $224 million. The Décor business generated 5.7% of the Company’s consolidated net sales for the three months ended March 31, 2016.

Held for Sale

During 2016, the Company committed to plans to divest several businesses and brands to strengthen the portfolio to better align with the long-term growth plan. The affected businesses and brands, which will all be reported in future periods continuing operations, are as follows: the Winter Sports business, including the Völkl® and K2® brands and the Zoot® and Squadra® brands, and the fire building business, primarily under the Pine Mountain® brand, and the Lehigh business, primarily ropes, cordage and chains under the Lehigh® brand, all of which are in the Other segment; the humidifiers and fans business with related brands and the stroller business under the Teutonia® brand, both in the Live segment; and the Rubbermaid® consumer storage totes business in the Work segment.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Accounts receivable, net	$60.8	$164.4
Inventories, net	174.3	311.6
Prepaid expenses and other	11.1	24.3
Property, plant and equipment, net	102.2	224.9
Goodwill	42.6	762.5
Other intangible assets, net	74.6	244.5
Other assets	1.0	13.5

Total Assets	$466.6	$1,745.7

Accounts payable	$30.1	$88.2
Accrued compensation	18.6	35.3
Other accrued liabilities	32.1	81.6
Short-term debt and current portion long-term debt	—	4.3
Other noncurrent liabilities	14.3	131.1

Total Liabilities	$95.1	$340.5

During the three months ended March, 31 2017, the Company entered into agreements to sell the Rubbermaid® consumer storage totes business and stroller business under the Teutonia® brand. The selling prices for these businesses were not significant. The totes transaction closed in the first quarter of 2017 while the Teutonia® sale will close during the second quarter of 2017.

During the three months ended March 31, 2017, the Company recorded an impairment charge of $5.5 million related to the writedown of the carrying value of the net assets of the Teutonia® stroller business based on the expected proceeds to be received in the second quarter of 2017.

Subsequent Event

In May 2017, the Company sold its Lehigh business and its fire building business. The selling prices for these businesses were not significant. The Company sold its fire building business to Royal Oak Enterprises, LLC (“Royal Oak”). Based on the consideration, the Company recorded an impairment charge of $9.2 million during the three months ended March 31, 2017 related to the write down of the carrying value of the net assets to their estimated fair market value. Company Directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

Footnote 4 — Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

The following tables display the changes in accumulated other comprehensive loss (“AOCI”) by component net of tax for the three months ended March 31, 2017 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2016	$(607.9)	$(400.0)	$(36.9)	$(1,044.8)
Other comprehensive (loss) income before reclassifications	49.9	(2.1)	(10.9)	36.9
Amounts reclassified to earnings	56.1	2.9	0.2	59.2

Net current period other comprehensive income (loss)	106.0	0.8	(10.7)	96.1

Balance at March 31, 2017	$(501.9)	$(399.2)	$(47.6)	$(948.7)

For the three months ended March 31, 2017 and 2016 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $4.2 million and $3.5 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 12). These costs are recorded in selling, general and administrative expenses and cost of sales. For the three months ended March 31, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax expense of $0.3 million and $10.3 million, respectively (see Footnote 11).

The income tax (provision) benefit allocated to the components of OCI are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Foreign currency translation adjustments	$(1.8)	$—
Unrecognized pension and postretirement costs	(1.3)	1.1
Derivative financial instruments	4.4	34.9

Income tax (provision) benefit related to OCI	$1.3	$36.0

Footnote 5 — Restructuring Costs

Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

As part of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and e-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of the completion of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion). This new corporate strategy is called the New Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid Inc. from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Learn segment; and (iv) further streamlining its distribution and transportation functions. Under the April 2015 Expansion, the Company is further implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.

Cumulative costs of the expanded Project Renewal are expected to be approximately $690 million to $725 million pretax, the majority of which are expected to be cash costs. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017, and as a result, the additional cash payments and savings will be realized thereafter.

Restructuring costs incurred in connection with Project Renewal for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Facility and other exit costs, including impairments	$—	$0.3
Employee severance, termination benefits and relocation costs	0.6	(1.5)
Exited contractual commitments and other	0.9	12.3

	$1.5	$11.1

Accrued restructuring costs activity for Project Renewal for the three months ended March 31, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Balance at March 31, 2017
Employee severance, termination benefits and relocation costs	$15.8	$0.6	$(3.2)	$13.2
Exited contractual commitments and other	17.4	0.9	(2.1)	16.2

	$33.2	$1.5	$(5.3)	$29.4

Jarden Integration

The Company currently expects to incur up to approximately $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Other Restructuring

In addition to Project Renewal and the Jarden Integration the Company has incurred restructuring costs for various other restructuring activities.

Accrued restructuring costs activity for the Jarden Integration and other restructuring for the three months ended March 31, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Balance at March 31, 2017
Facility and other exit costs, including impairments	$—	$0.4	$(0.4)	$—
Employee severance, termination benefits and relocation costs	38.2	10.5	(23.4)	25.3
Exited contractual commitments and other	0.5	0.9	(0.4)	1.0

	$38.7	$11.8	$(24.2)	$26.3

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
Segment	2017	2016
Live	$1.1	$(1.7)
Learn	4.0	1.7
Work	2.8	2.6
Play	2.7	0.3
Other	2.1	3.6
Corporate	0.6	11.2

	$13.3	$17.7

Footnote 6 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Raw materials and supplies	$391.5	$350.7
Work-in-process	267.9	236.1
Finished products	1,817.2	1,529.2

Total inventories	$2,476.6	$2,116.0

Footnote 7 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Land	$104.9	$108.4
Buildings and improvements	683.1	653.0
Machinery and equipment	2,517.7	2,454.6

	3,305.7	3,216.0
Less: Accumulated depreciation	(1,741.8)	(1,672.6)

	$1,563.9	$1,543.4

Depreciation expense for continuing operations was $68.6 million and $23.1 million for the three months ended March 31, 2017 and 2016, respectively.

Footnote 8 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2017 is as follows (in millions):

Segment	Balance at December 31, 2016	Acquisitions	Other Adjustments(1)	Impairment	Foreign Currency	Balance at March 31, 2017
Live	$3,639.9	$14.1	$36.3	$—	$10.3	$3,700.6
Learn	2,785.4	—	3.3	—	2.1	2,790.8
Work	1,871.0	—	22.3	—	9.2	1,902.5
Play	1,161.4	—	(2.3)	—	2.2	1,161.3
Other	761.2	—	8.1	(4.5)	1.1	765.9

	$10,218.9	$14.1	$67.7	$(4.5)	$24.9	$10,321.1

(1)	Comprised primarily of adjustments related to the Jarden Acquisition (see Footnote 2).

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount (1)	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$9,838.7	$—	$9,838.7	$9,935.1	$—	$9,935.1
Trade names — other	334.7	(41.9)	292.8	286.3	(34.2)	252.1
Capitalized software	518.9	(297.7)	221.2	482.0	(252.9)	229.1
Patents and intellectual property	248.9	(114.1)	134.8	227.9	(105.0)	122.9
Customer relationships and distributor channels	3,673.5	(247.0)	3,426.5	3,761.7	(204.0)	3,557.7
Other	134.9	(38.9)	96.0	25.9	(11.0)	14.9

	$14,749.6	$(739.6)	$14,010.0	$14,718.9	$(607.1)	$14,111.8

(1)	At March 31, 2017 the amount attributable to the Jarden Acquisition are as follows: trade names - indefinite life - $9.4 billion; trade names - other - $247 million; capitalized software - $63.0 million; patents and intellectual property - $99.1 million; customer relationships and distributor channels - $3.5 billion; and, other intangible assets - $124 million.

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of March 31, 2017:

Amortization Periods (in years)
Trade names — indefinite life	N/A
Trade names — other	3–30 years
Capitalized software	3–12 years
Patents and intellectual property	3–14 years
Customer relationships & distributor channels	3–30 years
Other	3–5 years

Amortization expense for intangible assets for continuing operations was $102 million and $19.7 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for the three months ended March 31, 2017 includes a measurement period adjustment of $16.4 million related to the valuation of non-compete agreements within other intangible assets.

Footnote 9 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
Customer accruals	$364.5	$432.4
Accruals for manufacturing, marketing and freight expenses	94.6	89.3
Accrued self-insurance liabilities, contingencies and warranty	411.7	370.3
Accrued income taxes	328.5	64.9
Accrued interest expense	193.0	108.5
Other	387.6	399.5

Other accrued liabilities	$1,779.9	$1,464.9

Footnote 10 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	March 31, 2017	December 31, 2016
2.05% senior notes due 2017	$349.5	$349.4
6.25% senior notes due 2018	186.4	249.8
2.15% senior notes due 2018	299.1	298.9
2.60% senior notes due 2019	266.2	995.0
2.875% senior notes due 2019	348.1	347.9
4.70% senior notes due 2020	304.1	380.0
3.15% senior notes due 2021	992.2	991.7
3.75% senior notes due 2021	338.6	326.9
4.00% senior notes due 2022	248.6	248.5
3.85% senior notes due 2023	1,737.4	1,737.0
5.00% senior notes due 2023	313.6	314.1
4.00% senior notes due 2024	495.4	495.2
3.90% senior notes due 2025	296.9	296.8
4.20% senior notes due 2026	1,981.4	1,981.0
5.375% senior notes due 2036	494.8	494.7
5.50% senior notes due 2046	1,725.7	1,725.7
Term loan	299.6	399.5
Commercial paper	—	—
Receivables facilities	438.2	187.4
Other debt	68.8	73.3

Total debt	11,184.6	11,892.8
Short-term debt and current portion of long-term debt	(852.5)	(601.9)

Long-term debt	$10,332.1	$11,290.9

Senior Notes

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.7% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the three months ended March 31, 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

Subsequent Event

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million, which the Company expects will result in a loss on the extinguishment of debt of approximately $4 million, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps. As a result of this redemption, the Company achieved the total amount of the Tender Offers.

Net Investment Hedge

The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment (the “Hedging Instrument”) in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At March 31, 2017, $16.0 million of deferred gains have been recorded in AOCI.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	March 31, 2017		December 31,2016
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$11,061.9	$10,378.0	$11,979.2	$11,234.1

The carrying amounts of all other significant debt approximates fair value.

Footnote 11 —Derivatives

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

Fair Value Hedges

At March 31, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% Senior Subordinated Notes due 2020 and $250 million of principal on the 4.0% Senior Subordinated Notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of March 31, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $178 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2017, the Company had approximately $584 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2017, the Company had approximately $2.7 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk associated with the impact changes in prices of commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2017, the commodity-based derivatives that are not designated as effective hedges for accounting purposes have maturity dates through December 2017. Fair market value gains or losses associated with commodity derivative instruments are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017		December 31, 2016
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$19.3	$0.7	$16.3
Foreign currency contracts	7.1	6.9	14.2	3.4
Fair value hedges:
Interest rate swaps	—	6.1	—	5.9
Derivatives not designated as effective hedges:
Foreign currency contracts	10.4	25.1	18.2	10.9
Commodity contracts	0.1	—	0.2	0.3

Total	$17.6	$57.4	$33.3	$36.8

(a) Consolidated balance sheet location:

Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following table presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2017 and 2016 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(2.0)	$(88.1)	$(0.2)
Foreign currency contracts	Sales and cost of sales	(11.8)	8.6	(5.0)	1.7
Cross-currency swaps	Other income (expense), net	(3.6)	(6.9)	(10.1)	(11.8)

Total		$(15.4)	$(0.3)	$(103.2)	$(10.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).

The amount of ineffectiveness related to cash flow hedges during the three months ended March 31, 2017 and 2016 was not material. At March 31, 2017, deferred net gains of approximately $5 million within AOCI are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2017, the Company recognized expense of $21.6 million in other (income) expense, net, related to derivatives that are not designated as hedging instruments, which is mostly offset by foreign currency movement in the underlying exposure. The amount of (income) expense from changes in the fair value of derivatives not designated as hedging instruments was not material for the three months ended March 31, 2016.

Footnote 12 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit expense for the three months ended March 31, are as follows (in millions):

	Pension Benefits
	U.S.		International
	2017	2016	2017	2016
Service cost-benefits earned during the period	$0.7	$0.7	$1.8	$1.3
Interest cost on projected benefit obligation	12.6	7.6	3.3	4.6
Expected return on plan assets	(18.3)	(11.4)	(4.5)	(5.5)
Amortization, net	5.9	5.4	0.6	0.7

Net periodic pension cost	$0.9	$2.3	$1.2	$1.1

	Postretirement Benefits
	2017	2016
Service cost	$—	$—
Interest cost	0.6	0.5
Amortization, net	(2.3)	(2.6)

Net periodic postretirement cost	$(1.7)	$(2.1)

Footnote 13 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the three months ended March 31, 2017 and 2016 was 19.2% and 21.9%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2017 is primarily due to the sale of the Tools business, the inclusion of Jarden and discrete tax benefits compared with the prior year. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2016 is primarily due to the geographical mix of earnings and the tax benefit related to costs associated with the termination of a bridge facility related to the Jarden Acquisition.

During the fourth quarter of 2016, the Company recorded $164 million of deferred tax expense related to its Tools business outside basis difference. During the three months ended March 31, 2017, the Company determined the outside basis difference in a U.S. entity included goodwill attributable to certain foreign subsidiaries, the result of which, was an overstatement of approximately $18 million of deferred tax expense during the fourth quarter of 2016. During the three months ended March 31, 2017, the Company corrected this difference through current period tax expense.

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the three months ended March 31, 2017 and 2016 are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Weighted-average shares outstanding	482.8	267.7
Share-based payment awards classified as participating securities (1)	1.4	1.0

Basic weighted-average shares outstanding	484.2	268.7
Dilutive securities (2)	1.6	1.4

Diluted weighted-average shares outstanding	485.8	270.1

(1)	For the three months ended March 31, 2017 and 2016 dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)	For the three months ended March 31, 2017 and 2016 the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

As of March 31, 2017 there were 9.1 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims.

Footnote 15 — Stock-Based Compensation

During the three months ended March 31, 2017, the Company awarded 1.3 million performance-based restricted stock units (RSUs), which had had an aggregate grant date fair value of $64.8 million and entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest are dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2017, the Company also awarded 0.4 million time-based RSUs, which had an aggregate grant date fair value of $17.5 million and entitle recipients to shares of the Company’s common stock at the end of the specified vesting period.

Footnote 16 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	March 31, 2017				December 31, 2016
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$17.6	$—	$17.6	$—	$33.3	$—	$33.3
Liabilities	—	(57.4)	—	(57.4)	—	(36.8)	—	(36.8)
Investment securities, including mutual funds	5.0	3.0	—	8.0	4.8	9.9	—	14.7

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

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. Additionally, the carrying value and estimated fair value measurement of assets held for sale (see Footnote 3) are classified as Level 3, as the fair values utilize significant unobservable inputs.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s debt and derivative instruments are disclosed in Footnote 10 and Footnote 11, respectively.

Footnote 17 — Segment Information

In order to align reporting with the company’s New Growth Game Plan strategy and organization structure, effective January 1, 2017 the Company is reporting its financial results in five segments as Live, Learn, Work, Play and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s reportable segments as of March 31, 2017 are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products; home environment products and durable beverage containers

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and a variety of support products for schools

Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®, K2®, Völkl®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, gaming products and winter sport products

Segment information as of and for the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three months ended March 31, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,067.8	$569.1	$613.7	$628.0	$387.7	$—	$—	$3,266.3
Operating income (loss) (2)	57.6	88.2	62.9	56.3	4.0	(99.7)	(13.3)	156.0
Other segment data:
Total assets	13,034.8	5,658.4	5,283.0	4,986.0	2,713.2	1,659.9	—	33,335.3

	Three months ended March 31, 2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$322.1	$384.9	$268.6	$61.1	$278.2	$—	$—	$1,314.9
Operating income (loss) (2)	32.0	84.8	40.5	(2.1)	28.9	(41.0)	(17.7)	125.4
Other segment data:
Total assets	782.2	1,539.7	563.8	468.3	799.6	11,179.2	—	15,332.8

(1)	All intercompany transactions have been eliminated.
(2)	Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income.

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

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At March 31, 2017, $4.1 million is accrued for future costs to be paid associated with the consent order.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of its shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of March 31, 2017, dissenting stockholders collectively holding approximately 10.6 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition (Veritian Partners Master Fund LTP v. Jarden Corporation , Case No. 12650-VCS (Court of Chancery of the State of Delaware)) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. These cases remain pending, and litigation is ongoing. The fair value of the 10.6 million Jarden common shares held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the merger consideration and/or may include a greater amount of cash than the merger consideration to which such Jarden stockholders would have been entitled under the Merger Agreement.

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

The Company’s estimate of environmental remediation costs associated with these matters as of March 31, 2017 was $42.6 million, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

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

EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation maintenance and monitoring costs. The draft RI/FS remains under review by U.S. EPA.

U.S. EPA issued its final Record of Decision for the lower 8.3 miles of the Lower Passaic River (the “ROD”) in March 2016, which, in the language of the document, finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the ROD in March 2016, U.S. EPA issued GNLs for the lower 8.3 miles of the Lower Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL as well as several additional entities. As with the initial GNL, the Company and Berol were among the recipients of the 2016 GNL. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree “under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.” The letter “encourage[s] the major PRPs to meet and discuss a workable approach to sharing responsibility for implementation and funding of the remedy” without indicating who may be the “major PRPs.” Finally, U.S. EPA states that it “believes that some of the parties that have been identified as PRPs under CERCLA, and some parties not yet named as PRPs, may be eligible for a cash out settlement with U.S. EPA for the lower 8.3 miles of the Lower Passaic River.” In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $280,600 to twenty PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

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

As of March 31, 2017, the Company had approximately $77 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

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

Business Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Jostens®, Marmot®, Rawlings®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Waddington and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play

Business Strategy

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

As part of the New Growth Game Plan, in late 2016 the Company began to transform from a holding company to an operating company, consolidating its business units into global divisions while investing to extend its design, innovation and brand development capabilities across a broader set of categories. These organization changes were initiated in the third quarter and this major phase of the transformation was completed by year end. These new global divisions will become the key commercial nodes in the Company, including a new Global eCommerce Division, which will have responsibility for all ecommerce activity across the enterprise. The divisions will generally align to the four areas of strategic focus for the Company of Live, Learn, Work, and Play. The new structure became effective January 1, 2017.

Organizational Structure

Newell Brands makes life better for hundreds of millions of consumers every day, where they Live, Learn, Work, and Play. The Company achieves this impact through its leading portfolio of brands, its commitment to further strengthen those brands, and by deploying these to new markets around the world. In order to align reporting with the Company’s New Growth Game Plan strategy and organization structure, effective January 1, 2017, Newell Brands is reporting its financial results in five segments as Live, Learn, Work, Play and Other as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products, baby gear, infant care and health products, home environment products and durable beverage containers

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Parker®, Paper Mate®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products, activity-based adhesive and cutting products, fine writing instruments; labeling solutions and a variety of support products for schools

Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®, K2®, Völkl®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products gaming products and winter sport products

Summary of Significant 2017 Activities

•	In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million.

•	On March 9, 2017 the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. During the three months ended March, 31 2017 or shortly thereafter, the Company completed the sale of the Rubbermaid® consumer storage totes business, fire building business, and Lehigh business and entered into an agreement for the sale of the stroller business under the Teutonia® brand.

•	In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $872 million aggregate principal amount of its senior notes (see “Capital Resources”).

•	In April 2017, the Company redeemed the remaining amount of approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 (see “Capital Resources”).

•	In April 2017, the Company acquired New Zealand based Sistema Plastics, a leading provider of food storage and beverage containers in Australia, New Zealand, U.K, and the Scandinavian countries for $460 million.

•	During the first quarter of 2017 the Company announced a new reporting framework aligned to the New Growth Game Plan with 5 Segments (Live; Learn; Work; Play; Other) and 4 Regions (North America; Latin America; Europe, Middle East, Africa; Asia Pacific)

Acquisitions

2017 Activity

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition.

On April 3, 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $460 million. Sistema will be included in the Live Segment from the date of acquisition.

2016 Activity

On April 15, 2016, the Company acquired Jarden Corporation for total consideration of $18.7 billion including cash paid, shares issued and debt assumed, net of cash acquired. The total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of the Company’s common stock. The Acquisition was accounted for using the purchase method of accounting, and accordingly, Jarden’s results of operations are included in the Company’s results of operations since the acquisition date. Jarden is a leading, global consumer products company with leading brands such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, K2® , Marker® , Marmot®, Völkl® and many others. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

The transformative transaction created a global consumer goods company with a portfolio of leading brands in large, growing, unconsolidated, global markets. The scaled enterprise is expected to accelerate profitable growth with leading brands in a global market that exceeds $100 billion, with business and capability development supported by the efficiencies of the combined company. Management believes the scale of Newell Brands in key categories, channels and geographies creates a much broader opportunity to deploy the Company’s advantaged set of brand development and commercial capabilities for accelerated growth and margin expansion. The Company’s intent is to design a benchmarked, efficient set of structures that support long-term business development.

Divestitures

During the three months ended March, 31 2017, the Company entered into agreements to sell the Rubbermaid® consumer storage totes business and stroller business under the Teutonia® brand. The selling prices for these businesses were not significant. The totes transaction closed in the first quarter of 2017 while the Teutonia® sale will close during the second quarter of 2017.

In May 2017, the Company sold its Lehigh business and its fire building business. The selling prices for these businesses were not significant. The Company sold its fire building business to Royal Oak Enterprises, LLC (“Royal Oak”). Based on the consideration, the Company recorded an impairment charge of $9.2 million during the three months ended March 31, 2017 related to the write down of the carrying value of the net assets to their estimated fair market value. Company Directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

On March 9, 2017 the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustment. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $784.0 million, which is included in other (income) expense, net for the three months ended March 31, 2017. The Tools business generated 3.4% and 13.2% of the Company’s consolidated net sales for the three months ended March 31, 2017 and 2016, respectively.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees, of $224 million. The Décor business generated 5.7% of the Company’s consolidated net sales for the three months ended March 31, 2016.

Ongoing Restructuring Initiatives

After the completion of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and e-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of the completion of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion). This new corporate strategy is called the New Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid Inc. from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Learn segment; and (iv) further streamlining its distribution and transportation functions. Under the April 2015 Expansion, the Company is further implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.

Cumulative costs of the expanded Project Renewal are expected to be approximately $690 million to $725 million pretax, the majority of which are expected to be cash costs. Approximately 60% to 70% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017, and as a result, the additional cash payments and savings will be realized thereafter.

See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.

Jarden Integration

The Company currently expects to incur up to $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Results of Operations

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$3,266.3	$1,314.9	$1,951.4	148.4%
Cost of products sold	2,149.1	809.3	1,339.8	165.6

Gross margin	1,117.2	505.6	611.6	121.0
Selling general and administrative expenses (“SG&A)	929.5	362.5	567.0	156.4
Restructuring costs	13.3	17.7	(4.4)	(24.9)
Impairment of goodwill, intangibles and other assets	18.4	—	18.4	NMF

Operating income	156.0	125.4	30.6	24.4
Interest expense, net	122.2	29.4	92.8	315.6
Loss on extinguishment of debt	27.8	45.9	(18.1)	(39.4)
Other (income) expense, net	(784.1)	(1.5)	(782.6)	NMF

Income before taxes	$790.1	$51.6	$738.5	1,431.2

NMF – Not meaningful

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 158%), partially offset by the divestitures of the Tools and Décor businesses (the “Divestitures”) (approximately 10%). Foreign currency impacts on a period-over-period basis were not material.

The change in cost of products sold for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately $1.4 billion), partially offset by the impact of the Divestitures (approximately $94 million). Reported gross margin was 34.2% versus 38.5% percent in the prior year, as the benefits of synergies and productivity were more than offset by negative mix effects related to the Jarden Acquisition.

The change in SG&A for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately $542 million) and an increase in integration costs (approximately $34 million), partially offset by the impact of the Divestitures (approximately $35 million).

The restructuring costs for the three months ended March, 31, 2017 are mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily relate to the Jarden Acquisition. The majority of the restructuring costs incurred during the three months ended March 31, 2016 relate to Project Renewal.

Charges for the impairment of goodwill, intangibles and other assets primarily related to the writedown of the carrying value of the net assets of the Teutonia® stroller and fire building businesses, both of which were held for sale at March 31, 2017.

Consolidated operating income as a percentage of net sales for the three months ended March 31, 2017 were approximately 4.8% and 9.5%, respectively. The change is driven by the negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, e-commerce, and insights as well as costs associated with the delivery of synergies, and the acquisition-related increase in amortization of intangibles, partially offset by the impact of increased net sales and the benefits of synergies and productivity.

During the three months ended March 31, 2017 and 2016, the Company recorded charges for the loss on extinguishment of debt of $27.8 million and $45.9 million, respectively.

The increase in interest expense for the three months ended March 31, 2017 is primarily due to higher average debt levels versus the same prior year period. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was approximately 4.1% and 3.2%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended March 31,				Three Months Ended March 31,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$1,067.8	$322.1	$745.7	231.5%	$57.6	$32.0	$25.6	80.0%
Learn	569.1	384.9	184.2	47.9	88.2	84.8	3.4	4.0
Work	613.7	268.6	345.1	128.5	62.9	40.5	22.4	55.3
Play	628.0	61.1	566.9	927.8	56.3	(2.1)	58.4	(2780.1)
Other	387.7	278.2	109.5	39.4	4.0	28.9	(24.9)	(86.2)
Corporate	—	—	—	—	(99.7)	(41.0)	(58.7)	143.2
Restructuring	—	—	—	—	(13.3)	(17.7)	4.4	(24.9)

	$3,266.3	$1,314.9	$1,951.4	148.4	$156.0	$125.4	$30.6	24.4

Three Months Ended March 31, 2017 versus the Three Months Ended March 31, 2016

Live

The Live segment generated net sales of approximately $1.1 billion, an increase of 231.5 percent compared with $322 million in the prior year. The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 229%) and strong growth in the Baby Gear category, due to successful product innovation and marketing in support of both the Graco and Baby Jogger brands partially offset by softness in cookware.

Reported operating income was $57.6 million compared with $32.0 million in the prior year. The year over year difference in reported results is largely due to the inclusion of the acquired Jarden businesses (approximately $29 million). Operating earnings as a percentage of net sales for the three months ended March 31, 2017 were approximately 5.4% and 9.9%, respectively. The decrease is driven by the negative mix impact of the Jarden Acquisition, as well as the impact of incremental promotional activity, in part due to the Snuglock media campaign and higher discount rates.

Learn

The Learn segment generated net sales of $569 million, an increase of 47.9 percent compared with $385 million in the prior year. The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 44%) and an increase in sales in the Writing business (approximately 4%), in part due to increases in the Elmer’s category, partially offset by decreases in point of sale in the Marker and Everyday Writing category due to planned inventory reductions at certain mass market retailers and a decline in the Fine Art Category due in part to non-repeating promotions.

Reported operating income was $88.2 million compared with $84.8 million in the prior year. Reported results versus prior year are primarily attributable to the contribution from the Jarden Acquisition (approximately $5 million) and the growth of Elmer’s within the Writing business. Operating earnings as a percentage of net sales for the three months ended March 31, 2017 were approximately 15.5% and 22.0%, respectively. The decrease is in part driven by the mix impact of the Jarden Acquisition, as well as the unfavorable impact of product mix due to the growth within Elmer’s.

Work

The Work segment generated net sales of $614 million, an increase of 128.5 percent compared with $269 million in the prior year. The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 139%), partially offset by inventory destocking related revenue declines in the commercial distributor channel.

Reported operating income was $62.9 million compared with $40.5 million in the prior year. The increase in operating income for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately $37 million). Operating earnings as a percentage of net sales for the three months ended March 31, 2017 and 2016 were approximately 10.2% and 15.1%, respectively. The decrease is attributable to the contribution from and mix impact of the Jarden Acquisition.

Play

The Play segment generated net sales of $628 million, an increase of 927.8 percent compared with $61.1 million in the prior year. The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 911%) with the balance of growth generated by continued strong Beverages growth.

Reported operating income was $56.3 million compared with an operating loss of $2.1 million in the prior year. The increase in operating income for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition and a return to profitability on Beverages. Operating earnings (loss) as a percentage of net sales for the three months ended March 31, 2017 and 2016 were approximately 9.0% and (3.4%), respectively. The increase is mostly due to the impact of the Jarden Acquisition.

Other

The Other segment generated net sales of $388 million, an increase of 39.4 percent compared with $278 million in the prior year. The increase in net sales for the three months ended March 31, 2017 is primarily due to the Jarden Acquisition (approximately 90%), partially offset by the impact of divestitures (approximately 49%).

Reported operating income was $4.0 million compared with $28.9 million in the prior year. The decrease in operating income for the three months ended March 31, 2017 is primarily due to the Divestitures (approximately $5 million) and the impairment charge of goodwill, intangibles and other assets (approximately $9 million) recorded during the three months ended March 31, 2017. Operating income as a percentage of net sales for the three months ended March 31, 2017 and 2016 was approximately 1.0% and 10.4%, respectively. The decrease is in part driven by the impact of Jarden Acquisition, and the impact of the Divestitures, as well as other costs that are primarily related to assets held for sale.

Liquidity and Capital Resources

Liquidity

At March 31, 2017, the Company had cash and cash equivalents of $688 million, of which approximately $585 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of Newell Brands. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for the three months ended March 31, (in millions):

	2017	2016	Increase (Decrease)
Cash used in operating activities	$(289.2)	$(261.4)	$(27.8)
Cash provided by (used in) investing activities	1,205.7	(70.0)	1,275.7
Cash provided by (used in) financing activities	(834.0)	8,238.6	(9,072.6)
Currency effect on cash and cash equivalents	17.5	(1.1)	18.6

Increase in cash and cash equivalents	$100.0	$7,906.1	$(7,806.1)

The Company tends to generate the majority of its operating cash flow in the second, third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operations for the three months ended March 31, 2017 is in part due to an increase in cash interest paid (approximately $25 million), an increase in make-whole interest related to the extinguishment of debt (approximately $26 million) and an increase in integration-related costs (approximately $46 million), partially offset by the impact of the Jarden Acquisition.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities is primarily due to a $1.9 billion increase in the proceeds from the sale of businesses, partially offset by an increase in cash used for the acquisition of businesses, net of cash acquired (approximately $74 million). For the three months ended March 31, 2017, capital expenditures were $100 million versus $51.6 million for the same prior year period.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities is primarily due to the decrease in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt ($8.9 billion).

Capital Resources

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offer the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.7% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the three months ended March 31, 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At March 31, 2017, there were no amounts outstanding under the Facility and net availability was approximately $1.2 billion.

The Company maintains a $950.0 million receivables purchase agreement (the “Securitization Facility”) that matures in October 2019 and bears interest at a margin over a variable interest rate. At March 31, 2017, the borrowing rate margin and the unused line fee on the securitization were 0.80% and 0.40% per annum, respectively. At March 31, 2017, net availability under the Facility was approximately $317 million.

The Company was not in default of any of its debt covenants at March 31, 2017.

In 2015, the Company suspended its repurchase of shares under its stock repurchase program due to the cash requirements associated with the Jarden Acquisition. As such, during the three months ended March 31, 2017, the Company did not repurchase any shares under the stock repurchase program. At March 31, 2017, approximately $256 million remains available under the stock repurchase program. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

As of March 31, 2017 there were 9.1 million shares of the Company’s common stock that had not been issued to the former holders of approximately 10.6 million Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At March 31, 2017 the Company has accrued approximately $627 million of consideration related to these shares of the Company’s common stock that have not been issued and $222 million in cash that has not been paid.

Subsequent Event

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million, which the Company expects will result in a loss on the extinguishment of debt of approximately $4 million, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps. As a result of this redemption, the Company achieved the total amount of the Tender Offers.

Risk Management

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

Fair Value Hedges

At March 31, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% Senior Subordinated Notes due 2020 and $250 million of principal on the 4.0% Senior Subordinated Notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of March 31, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $178 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2017, the Company had approximately $584 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2017, the Company had approximately $2.6 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

The Company enters into commodity-based derivatives in order to mitigate the risk associated with the impact changes in prices of commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty, and in certain instances, allow the Company to benefit should the cost of the commodity fall below certain dollar thresholds. At March 31, 2017, the Company had approximately $0.6 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes and have maturity dates through December 2017. Fair market value gains or losses associated with commodity derivative instruments are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments as of March 31, 2017 (in millions):

March 31, 2017
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$(19.3)
Foreign currency contracts	0.2
Fair value hedges:
Interest rate swaps	(6.1)
Derivatives not designated as effective hedges:
Foreign currency contracts	(14.7)
Commodity contracts	0.1

Total	$(39.8)

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits, synergies and financial results from recently completed acquisitions and planned acquisitions and divestitures, and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation of challenging economic conditions, particularly outside of the United States; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s customers; the Company’s ability to improve productivity, reduce complexity and streamline operations; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; risks related to the substantial indebtedness that the Company incurred in connection with the Jarden Acquisition; risks related to a potential increase in interest rates; the Company’s ability to complete planned acquisitions and divestitures; difficulties integrating Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the risks inherent in the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions; a failure of one of the Company’s key information technology systems or related controls; future events that could adversely affect the value of the Company’s assets and require impairment charges; United States and foreign regulatory impact on the Company’s operations including environmental remediation costs; the potential inability to attract, retain and motivate key employees; the imposition of tax liabilities greater than the Company’s provisions for such matters; product liability, product recalls or regulatory actions; the Company’s ability to protect its intellectual property rights; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; and those factors listed in our most recently filed Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission. The information contained in this Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this Quarterly Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases Of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2017

Calendar Month	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1)
January	1,596	(2)	$46.18	—	$255,912,000
February	387,081	(2)	47.06	—	$255,912,000
March	2,301	(2)	49.60	—	$255,912,000

Total	390,978		47.07

(1)	Under the Company’s stock repurchase program (the “SRP”), the Company may repurchase its own shares of common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The Company suspended its repurchase of shares in the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase shares pursuant to the SRP during the three months ended March 31, 2017.
(2)	All shares purchased by the Company during the quarter ended March 31, 2017 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	First Amendment to Stock and Asset Purchase Agreement, dated as of March 1, 2017, by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 14, 2017).

10.1*	Second Omnibus Amendment, dated as of March 29, 2017 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto.

10.2†	Long Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended on February 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2017).

10.3†	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 8, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2017).

10.4†	Newell Brands Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date: May 10, 2017	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: May 10, 2017	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer