Form 10-Q
period 2017-06-30
NEWELL BRANDS INC
filed 2017-08-09
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding (net of treasury shares) as of July 31, 2017: 490.1 million.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$4,054.6	$3,858.6	$7,320.9	$5,173.5
Cost of products sold	2,579.3	2,762.9	4,728.4	3,572.2

Gross margin	1,475.3	1,095.7	2,592.5	1,601.3
Selling, general and administrative expenses	955.5	947.0	1,885.0	1,309.5
Restructuring costs	30.5	11.0	43.8	28.7
Impairment of goodwill, intangibles and other assets	66.2	—	84.6	—

Operating income	423.1	137.7	579.1	263.1
Non-operating expenses:
Interest expense, net	114.6	126.7	236.8	156.1
Loss on extinguishment of debt	4.5	1.2	32.3	47.1
Other expense (income), net	33.4	(160.5)	(750.7)	(162.0)

Income before income taxes	270.6	170.3	1,060.7	221.9
Income tax expense	47.6	34.5	199.2	45.8

Income from continuing operations	223.0	135.8	861.5	176.1
Income (loss) from discontinued operations, net of tax	—	(0.6)	—	(0.4)

Net income	$223.0	$135.2	$861.5	$175.7

Weighted average shares outstanding:
Basic	484.3	448.3	484.2	358.5
Diluted	485.9	450.2	485.8	360.1
Earnings per share:
Basic:
Income from continuing operations	$0.46	$0.30	$1.78	$0.49
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.46	$0.30	$1.78	$0.49

Diluted:
Income from continuing operations	$0.46	$0.30	$1.78	$0.49
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.46	$0.30	$1.78	$0.49

Dividends per share	$0.23	$0.19	$0.42	$0.38

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$223.0	$135.2	$861.5	$175.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	135.9	(26.7)	241.9	(15.8)
Unrecognized pension and other postretirement costs	(2.2)	9.1	(1.4)	15.8
Derivative financial instruments	(10.0)	10.6	(20.7)	(47.4)

Total other comprehensive income (loss), net of tax	123.7	(7.0)	219.8	(47.4)

Comprehensive income	$346.7	$128.2	$1,081.3	$128.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$780.2	$587.5
Accounts receivable, net	2,988.7	2,746.9
Inventories, net	2,649.5	2,116.0
Prepaid expenses and other	353.3	288.4
Assets held for sale	359.2	1,745.7

Total current assets	7,130.9	7,484.5
Property, plant and equipment, net	1,653.2	1,543.4
Goodwill	10,461.9	10,218.9
Other intangible assets, net	14,266.6	14,111.8
Deferred income taxes	39.3	95.3
Other assets	398.1	383.6

Total assets	$33,950.0	$33,837.5

Liabilities:
Accounts payable	$1,719.0	$1,518.9
Accrued compensation	226.9	365.8
Other accrued liabilities	1,507.1	1,464.9
Short-term debt and current portion of long-term debt	1,221.0	601.9
Liabilities held for sale	117.3	340.5

Total current liabilities	4,791.3	4,292.0
Long-term debt	10,172.8	11,290.9
Deferred income taxes	4,930.3	5,082.8
Other noncurrent liabilities	1,777.4	1,787.4

Total liabilities	21,671.8	22,453.1
Commitments and contingencies (footnote 18)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2017 and December 31, 2016)	—	—
Common stock (800 authorized shares, $1.00 par value 506.3 shares and 504.8 shares issued at June 30, 2017 and December 31, 2016, respectively)	506.3	504.8
Treasury stock, at cost (22.9 and 22.3 shares at June 30, 2017 and December 31, 2016, respectively):	(572.8)	(545.3)
Additional paid-in capital	10,189.2	10,144.2
Retained earnings	2,946.7	2,289.9
Accumulated other comprehensive loss	(825.0)	(1,044.8)

Stockholders’ equity attributable to parent	12,244.4	11,348.8
Stockholders’ equity attributable to noncontrolling interests	33.8	35.6

Total stockholders’ equity	12,278.2	11,384.4

Total liabilities and stockholders’ equity	$33,950.0	$33,837.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$861.5	$175.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	320.0	169.2
Impairment of goodwill, intangibles and other assets	84.6	—
Net gain from sale of businesses	(758.1)	(161.9)
Loss on extinguishment of debt	(1.9)	47.1
Deferred income taxes	(60.9)	60.1
Stock-based compensation expense	39.7	29.1
Other, net	6.2	11.3
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(49.4)	(255.8)
Inventories	(498.8)	314.6
Accounts payable	177.2	243.3
Accrued liabilities and other	(361.1)	(296.8)

Net cash provided by (used) in operating activities	(241.0)	335.9

Cash flows from investing activities:
Proceeds from sale of divested businesses	1,901.7	236.4
Acquisitions and acquisition-related activities	(557.6)	(8,597.7)
Capital expenditures	(191.2)	(163.9)
Other investing activities	5.4	6.5

Net cash provided by (used in) investing activities	1,158.3	(8,518.7)

Cash flows from financing activities::
Net short-term debt	620.1	47.2
Proceeds from issuance of debt, net of debt issuance costs	—	9,414.6
Payments on long-term debt	(1,159.5)	(750.0)
Cash dividends	(204.3)	(145.0)
Equity compensation activity and other, net	(19.8)	(17.9)

Net cash provided by (used in) financing activities	(763.5)	8,548.9

Exchange rate effect on cash and cash equivalents	38.9	(13.6)

Increase in cash and cash equivalents	192.7	352.5
Cash and cash equivalents at beginning of period	587.5	274.8

Cash and cash equivalents at end of period	$780.2	$627.3

Supplemental non-cash disclosures:
Common stock issued for Jarden Acquisition	$—	$9,480.3
Debt assumed, at fair value, in the Jarden Acquisition	$—	$1,124.0

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

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers. Accounting Standard Codification 606 — Revenue Recognition,” which established Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 will replace existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to a customer. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASC 606 will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Company’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

The standard permits two methods of adoption, either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has decided to use the modified retrospective transition method for ASC 606 adoption on January 1, 2018.

The Company is currently evaluating the effect that the updated standard will have on the Company’s financial statements and related disclosures. To that end, the Company has identified a project manager as well as an implementation project team. The Company has completed the assessment process for all of its business units and is currently in the design phase and expects to complete this process during the third quarter of 2017.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company does not expect that the adoption of ASU 2017-17 will have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “ Simplifying the Measurement of Inventory, ” which modified existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under past standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the first quarter of 2017 and it did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Other Items

The Company holds a 23.4% investment in Sprue Aegis (“Sprue”). During the three and six months ended June 30, 2017 and 2016, the Company’s related party sales to Sprue were $8.7 million and $7.3 million, respectively, and $15.4 million and $7.3 million, respectively. During the six months ended June 30, 2017, the Company provided notification to Sprue of its election to terminate the distribution agreement on March 31, 2018.

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

In April 2017, the Company acquired Sistema Plastics (“Sistema”), a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Based on the Company’s preliminary independent valuation, which is subject to further refinement, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Based on the purchase price allocation, net of cash acquired, the Company allocated approximately $39 million to identified net assets, $286 million to identified intangible assets and $147 million to goodwill. Net sales and operating income related to Sistema for the three and six months ended June 30, 2017 were not material. Sistema is included in the Live segment from the date of acquisition.

2016 Activity

On April 15, 2016, Jarden became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”), among the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden was a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, Marmot® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets. The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition has been accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date. Adjustments made to the purchase price allocation during the six months ended June 30, 2017 primarily relate to goodwill and other intangible assets (see Footnote 8).

Pursuant to the Merger Agreement, each share of Jarden common stock was exchanged for 0.862 of a share of the Company’s common stock plus $21.00 in cash. The total merger consideration, including debt assumed, was approximately $18.7 billion. The aggregate consideration paid or payable to the Jarden shareholders and convertible note holders was approximately $15.3 billion and was comprised of a cash payment of approximately $5.4 billion, the issuance of 213.9 million common shares of the Company with a fair value of approximately $9.9 billion and accrued merger consideration of $627 million. The accrued merger consideration relates to approximately 9.1 million shares of the Company’s common stock that had not been issued and $222 million in cash that had not been paid as of June 30, 2017 for shares of Jarden common stock held by dissenting Jarden shareholders who exercised their dissenters’ appraisal rights and are seeking an appraisal of such shares. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain dissenting shareholders pursuant to settlement agreements (see Footnote 18).

The following unaudited pro forma financial information presents the combined results of operations of Newell Rubbermaid and Jarden for the three and six months ended June 30, 2016 as if the Jarden Acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Jarden Acquisition been completed as of January 1, 2015 and should not be taken as indicative of the Company’s future consolidated results of operations. The Company expects to incur restructuring and other integration costs that are not included in the pro forma results of operations presented below. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

(in millions, except per share data)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$4,236.9	$7,567.1
Net income	374.2	315.6
Income loss per share:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65

The unaudited pro forma financial information for the three and six months ended June 30, 2016 includes $51.9 million and $104 million, respectively, for the amortization of acquired intangibles from the Jarden Acquisition based on the purchase price allocation, which was finalized during the second quarter of 2017.

Footnote 3 — Discontinued Operations and Divestitures

Discontinued Operations

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$—	$—
Loss from discontinued operations before income taxes	(0.7)	(1.3)
Income tax benefit	(0.1)	(0.3)

Loss from discontinued operations	(0.6)	(1.0)
Net gain from sale of discontinued operations, net of tax	—	0.6

Income (loss) from discontinued operations, net of tax	$(0.6)	$(0.4)

The discontinued operations for 2016 relate to the Company’s Endicia business whose operations were ceased in 2015. The consolidated results of operations for 2017 do not include discontinued operations.

Divestitures

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. Based on the consideration, during the three and six months ended June 30, 2017 the Company recorded impairment charges of $14.9 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Company directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

On March 9, 2017 the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $771 million, which is included in other (income) expense, net in the condensed consolidated statement of operations for the six months ended June 30, 2017. For the three and six months ended June 30, 2017 and 2016, the Tools business generated 0.0% and 5.0%, respectively, and 1.5% and 7.1%, respectively, of the Company’s consolidated net sales.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for a selling price of $270 million, subject to customary working capital adjustments, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for the six months ended June 30, 2016. For the three and six months ended June 30, 2016, the Décor business generated 1.7% and 2.7%, respectively, of the Company’s consolidated net sales.

Held for Sale

During 2016, the Company committed to plans to divest several businesses and brands, some of which were disposed of during the six months ended June 30, 2017, to strengthen the portfolio to better align with the long-term growth plan. As of June 30, 2017 the remaining businesses and brands that were held for sale were as follows: the Winter Sports business, including the Völkl® and K2® brands in the Other segment and the humidifiers and fans business with related brands in the Live segment, and certain residual inventory of the Rubbermaid consumer storage totes business expected to be divested in the third quarter. These businesses and brands will be reported in future periods continuing operations.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Accounts receivable, net	$41.8	$164.4
Inventories, net	144.8	311.6
Prepaid expenses and other	23.0	24.3
Property, plant and equipment, net	84.8	224.9
Goodwill	23.7	762.5
Other intangible assets, net	28.0	244.5
Other assets	13.1	13.5

Total Assets	$359.2	$1,745.7

Accounts payable	$24.6	$88.2
Accrued compensation	21.6	35.3
Other accrued liabilities	56.7	81.6
Short-term debt and current portion long-term debt	—	4.3
Other noncurrent liabilities	14.4	131.1

Total Liabilities	$117.3	$340.5

Subsequent Event

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. For the three and six months ended June 30, 2017 and 2016, net sales from the Winter Sports business were not material. During the three and six months ended June 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. Of this impairment charge, $12.6 million related to the impairment of goodwill and $46.5 million related to the impairment of other intangible assets (see Footnote 8).

Footnote 4 — Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

The following tables display the changes in accumulated other comprehensive loss (“AOCI”) by component net of tax for the six months ended June 30, 2017 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2016	$(607.9)	$(400.0)	$(36.9)	$(1,044.8)
Other comprehensive (loss) income before reclassifications	177.5	(7.1)	(18.3)	152.1
Amounts reclassified to earnings	64.4	5.7	(2.4)	67.7

Net current period other comprehensive income (loss)	241.9	(1.4)	(20.7)	219.8

Balance at June 30, 2017	$(366.0)	$(401.4)	$(57.6)	$(825.0)

For the three and six months ended June 30, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $4.2 million and $3.5 million, respectively, and $8.4 million and $7.0 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 12). These costs are recorded in selling, general and administrative expenses (“SG&A) and cost of sales. For the three and six months ended June 30, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (income) expense of ($3.4) million and $16.3 million, respectively, and ($3.1) million and $26.6 million, respectively (see Footnote 11).

The income tax (provision) benefit allocated to the components of other comprehensive income (loss) (“OCI”) for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency translation adjustments	$2.9	$—	$1.1	$—
Unrecognized pension and postretirement costs	(1.4)	(1.0)	(2.7)	(2.3)
Derivative financial instruments	2.2	(3.0)	6.6	31.9

Income tax (provision) benefit related to OCI	$3.7	$(4.0)	$5.0	$29.6

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

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities - Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Learn segment; and (iv) further streamlining its distribution and transportation functions. Under the April 2015 Expansion, the Company is further implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. Project Renewal is expected to be complete by the end of 2017, and as a result, additional cash payments and savings will be realized thereafter.

Restructuring costs incurred in connection with Project Renewal for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee severance, termination benefits and relocation costs	$1.0	$(3.9)	$1.6	$(5.4)
Exited contractual commitments and other	7.9	6.0	8.8	18.6

	$8.9	$2.1	$10.4	$13.2

Accrued restructuring costs activity for Project Renewal for the six months ended June 30, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Balance at June 30, 2017
Employee severance, termination benefits and relocation costs	$15.8	$1.6	$(4.7)	$12.7
Exited contractual commitments and other	17.4	8.8	(4.3)	21.9

	$33.2	$10.4	$(9.0)	$34.6

Jarden Integration

The Company currently expects to incur up to approximately $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Other Restructuring

In addition to Project Renewal and the Jarden Integration the Company has incurred restructuring costs for various other restructuring activities.

Accrued restructuring cost activity for the Jarden Integration and other restructuring for the six months ended June 30, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Balance at June 30, 2017
Employee severance, termination benefits and relocation costs	$38.2	$30.4	$(33.6)	$35.0
Exited contractual commitments and other	0.5	3.0	(0.6)	2.9

	$38.7	$33.4	$(34.2)	$37.9

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Live	$6.7	$0.9	$7.7	$(0.6)
Learn	1.7	3.5	5.8	5.1
Work	2.6	—	5.4	2.6
Play	6.3	—	9.0	0.3
Other	1.5	1.5	3.6	5.1
Corporate	11.7	5.1	12.3	16.2

	$30.5	$11.0	$43.8	$28.7

Footnote 6 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Raw materials and supplies	$431.0	$350.7
Work-in-process	238.7	236.1
Finished products	1,979.8	1,529.2

Total inventories	$2,649.5	$2,116.0

Footnote 7 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Land	$107.3	$108.4
Buildings and improvements	711.6	653.0
Machinery and equipment	2,632.5	2,454.6

	3,451.4	3,216.0
Less: Accumulated depreciation	(1,798.2)	(1,672.6)

	$1,653.2	$1,543.4

Depreciation expense for continuing operations was $70.0 million and $67.0 million for the three months ended June 30, 2017 and 2016, respectively, and $139 million and $90.1 million for the six months ended June 30, 2017 and 2016, respectively.

Footnote 8 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2017 is as follows (in millions):

Segment	Balance at December 31, 2016	Acquisitions	Other Adjustments(1)	Impairment	Foreign Currency	Balance at June 30, 2017
Live	$3,639.9	$172.1	$22.1	$—	$19.6	$3,853.7
Learn	2,785.4	—	3.9	—	37.5	2,826.8
Work	1,871.0	—	(16.9)	—	16.2	1,870.3
Play	1,161.4	—	(7.6)	—	3.9	1,157.7
Other	761.2	—	7.4	(17.1)	1.9	753.4

	$10,218.9	$172.1	$8.9	$(17.1)	$79.1	$10,461.9

(1)	Comprised primarily of adjustments related to the Jarden Acquisition, whose purchase price allocation was finalized during the second quarter of 2017 (see Footnote 2).

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount (1)	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$10,165.5	$—	$10,165.5	$9,935.1	$—	$9,935.1
Trade names — other	321.8	(46.0)	275.8	286.3	(34.2)	252.1
Capitalized software	535.9	(315.4)	220.5	482.0	(252.9)	229.1
Patents and intellectual property	248.4	(123.8)	124.6	227.9	(105.0)	122.9
Customer relationships and distributor channels	3,680.9	(288.1)	3,392.8	3,761.7	(204.0)	3,557.7
Other	134.9	(47.5)	87.4	25.9	(11.0)	14.9

	$15,087.4	$(820.8)	$14,266.6	$14,718.9	$(607.1)	$14,111.8

(1)	At June 30, 2017 the amount attributable to the Jarden Acquisition are as follows: trade names - indefinite life - $9.4 billion; trade names - other - $247 million; capitalized software - $63.0 million; patents and intellectual property - $99.1 million; customer relationships and distributor channels - $3.5 billion; and, other intangible assets - $124 million.

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of June 30, 2017:

Amortization Periods (in years)
Trade names — indefinite life	N/A
Trade names — other	3–30 years
Capitalized software	3–12 years
Patents and intellectual property	3–14 years
Customer relationships & distributor channels	3–30 years
Other	3–5 years

Amortization expense for intangible assets for continuing operations was $79.4 million and $59.4 million for the three months ended June 30, 2017 and 2016, respectively, and $181 million and $79.2 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for the three and six months ended June 30, 2017 includes a measurement period expense (income) adjustment of ($2.8 million) and $13.6 million, respectively, related to the valuation of non-compete agreements within other intangible assets.

Footnote 9 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
Customer accruals	$399.4	$432.4
Accruals for manufacturing, marketing and freight expenses	110.0	89.3
Accrued self-insurance liabilities, contingencies and warranty	293.4	370.3
Accrued income taxes	183.8	64.9
Accrued interest expense	101.2	108.5
Other	419.3	399.5

Other accrued liabilities	$1,507.1	$1,464.9

Footnote 10 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	June 30, 2017	December 31, 2016
2.05% senior notes due 2017	$349.7	$349.4
6.25% senior notes due 2018	—	249.8
2.15% senior notes due 2018	299.2	298.9
2.60% senior notes due 2019	266.4	995.0
2.875% senior notes due 2019	348.3	347.9
4.70% senior notes due 2020	304.2	380.0
3.15% senior notes due 2021	992.6	991.7
3.75% senior notes due 2021	356.9	326.9
4.00% senior notes due 2022	248.6	248.5
3.85% senior notes due 2023	1,737.9	1,737.0
5.00% senior notes due 2023	313.1	314.1
4.00% senior notes due 2024	495.5	495.2
3.90% senior notes due 2025	297.0	296.8
4.20% senior notes due 2026	1,981.8	1,981.0
5.375% senior notes due 2036	494.8	494.7
5.50% senior notes due 2046	1,725.8	1,725.7
Term loan	299.7	399.5
Commercial paper	92.0	—
Receivables facilities	728.4	187.4
Other debt	61.9	73.3

Total debt	11,393.8	11,892.8
Short-term debt and current portion of long-term debt	(1,221.0)	(601.9)

Long-term debt	$10,172.8	$11,290.9

Senior Notes

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.7% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the first quarter of 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million. As a result of this debt extinguishment, the Company recorded a loss on the extinguishment of debt of $4.5 million during the three months ended June 30, 2017, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps.

Net Investment Hedge

The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At June 30, 2017, $2.4 million of deferred losses have been recorded in AOCI.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	June 30, 2017		December 31,2016
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$11,114.9	$10,211.8	$11,979.2	$11,234.1

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

Fair Value Hedges

At June 30, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of June 30, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $161 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2017, the Company had approximately $476 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2017, the Company had approximately $2.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017		December 31, 2016
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$16.8	$0.7	$16.3
Foreign currency contracts	3.0	13.7	14.2	3.4
Fair value hedges:
Interest rate swaps	1.2	4.5	—	5.9
Derivatives not designated as effective hedges:
Foreign currency contracts	22.1	38.8	18.2	10.9
Commodity contracts	0.1	—	0.2	0.3

Total	$26.4	$73.8	$33.3	$36.8

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability:Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2017 and 2016 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(2.1)	$—	$(2.4)
Foreign currency contracts	Sales and cost of sales	(11.2)	4.2	13.0	(1.2)
Cross-currency swaps	Other income (expense), net	2.4	1.3	(15.5)	(12.7)

Total		$(8.8)	$3.4	$(2.5)	$(16.3)

		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(4.1)	$(88.1)	$(2.6)
Foreign currency contracts	Sales and cost of sales	(23.0)	12.8	8.0	0.5
Cross-currency swaps	Other income (expense), net	(1.2)	(5.6)	(25.6)	(24.5)

Total		$(24.2)	$3.1	$(105.7)	$(26.6)

(a)	Represents effective portion recognized in OCI.

The amount of ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2017 and 2016 was not material. At June 30, 2017, deferred net losses of approximately $9 million within AOCI are expected to be reclassified to earnings over the next twelve months.

During the three and six months ended June 30, 2017, the Company recognized expense of $11.0 million and $32.6 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments, which is mostly offset by foreign currency movement in the underlying exposure. During the three and six months ended June 30, 2016, the Company recognized expense of $3.3 million in other (income) expense, net, related to derivatives that are not designated as hedging instruments.

Footnote 12 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	U.S.		International
	2017	2016	2017	2016
Service cost	$0.7	$0.7	$1.9	$1.8
Interest cost	12.6	12.5	3.4	4.9
Expected return on plan assets	(18.3)	(19.2)	(4.7)	(5.8)
Amortization, net	5.9	5.4	0.6	0.7

Net periodic pension cost	$0.9	$(0.6)	$1.2	$1.6

	Six Months Ended June 30,
	U.S.		International
	2017	2016	2017	2016
Service cost	$1.4	$1.4	$3.7	$3.1
Interest cost	25.3	20.1	6.7	9.5
Expected return on plan assets	(36.7)	(30.6)	(9.2)	(11.3)
Amortization, net	11.8	10.8	1.2	1.4

Net periodic pension cost	$1.8	$1.7	$2.4	$2.7

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.5	0.5	1.1	$1.0
Amortization, net	(2.3)	(2.6)	(4.6)	(5.2)

Net periodic expense	$(1.7)	$(2.1)	$(3.4)	$(4.2)

Footnote 13 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the six months ended June 30, 2017 and 2016 was 18.8% and 20.6%, respectively. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2017 is primarily due to the sale of the Tools business and a $35.2 million reduction in the valuation allowance related to certain deferred tax assets of its international operations. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2016 is primarily due to the Jarden Acquisition, the geographical mix of earnings and a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations.

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

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average shares outstanding	483.3	446.9	483.0	357.4
Share-based payment awards classified as participating securities	1.0	1.4	1.2	1.1

Basic weighted-average shares outstanding	484.3	448.3	484.2	358.5
Dilutive securities (1)	1.6	1.9	1.6	1.6

Diluted weighted-average shares outstanding	485.9	450.2	485.8	360.1

(1)	For the three and six months ended June 31, 2017 and 2016 the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

As of June 30, 2017 there were 9.1 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. In July 2017, approximately 6.6 million shares of the Company’s common stock were issued to certain dissenting shareholders pursuant to settlement agreements (see Footnote 18).

Footnote 15 — Stock-Based Compensation

During the six months ended June 30, 2017, the Company awarded 1.4 million performance-based restricted stock units (RSUs), which had had an aggregate grant date fair value of $65.1 million and entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2017, the Company also awarded 0.5 million time-based RSUs, which had an aggregate grant date fair value of $21.4 million and entitle recipients to shares of the Company’s common stock at the end of the specified vesting period.

Footnote 16 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	June 30, 2017				December 31, 2016
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$26.4	$—	$26.4	$—	$33.3	$—	$33.3
Liabilities	—	(73.8)	—	(73.8)	—	(36.8)	—	(36.8)
Investment securities, including mutual funds	5.1	3.5	—	8.6	4.8	9.9	—	14.7

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

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®,Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products; home environment products and durable beverage containers

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and a variety of support products for schools

Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products and gaming products

Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended June 30, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,277.6	$1,011.4	$737.7	$782.0	$245.9	$—	$—	$4,054.6
Operating income (loss) (2)	96.2	304.5	120.5	89.0	(45.5)	(111.1)	(30.5)	423.1
Other segment data:
Total assets	13,840.8	5,971.3	5,357.8	4,994.8	2,535.1	1,250.2	—	33,950.0

	Three Months Ended June 30, 2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,123.0	$911.7	$646.8	$685.0	$492.1	$—	$—	$3,858.6
Operating income (loss) (2)	2.5	233.3	27.2	2.2	14.1	(130.6)	(11.0)	137.7
Other segment data:
Total assets	10,682.3	3,138.8	3,266.2	3,704.0	2,893.4	10,270.6	—	33,955.3

	Six Months Ended June 30, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,345.4	$1,580.5	$1,351.4	$1,410.0	$633.6	$—	$—	$7,320.9
Operating income (loss) (2)	153.8	392.7	183.4	145.3	(41.5)	(210.8)	(43.8)	579.1

	Six Months Ended June 30, 2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,445.1	$1,296.6	$915.4	$746.1	$770.3	$—	$—	$5,173.5
Operating income (loss) (2)	34.5	318.1	67.7	0.1	43.0	(171.6)	(28.7)	263.1

(1)	All intercompany transactions have been eliminated.
(2)	Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income.

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

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At June 30, 2017, the amount remaining to be paid associated with the consent order was immaterial to the condensed consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of its shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of June 30, 2017, dissenting stockholders collectively holding approximately 10.6 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition (Veritian Partners Master Fund LTP v. Jarden Corporation , Case No. 12650-VCS (Court of Chancery of the State of Delaware)) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and except as provided below, the litigation is ongoing. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the merger consideration to which such Jarden stockholders would have been entitled under the Merger Agreement.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (the “Settlement Agreements”). Pursuant to the Settlement Agreements in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners.

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

The Company’s estimate of environmental remediation costs associated with these matters as of June 30, 2017 was $49.7 million, which is included in other accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation maintenance and monitoring costs. The draft RI/FS remains under review by U.S. EPA and is the subject of ongoing discussions among the agency and the submitting parties.

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

OCC has asserted that it is entitled to indemnification by Maxus Energy Corporation (“Maxus”) for its liability in connection with the Diamond Alkali Superfund Site. OCC has also asserted that Maxus’s parent company, YPF, S.A., and certain other affiliates (the “YPF Entities”) similarly must indemnify OCC, including on an “alter ego” theory. On June 17, 2016, Maxus and certain of its affiliates commenced a chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the District of Delaware. In connection with that proceeding, the YPF Entities are attempting to resolve any liability they may have to Maxus and the other Maxus entities undergoing the chapter 11 bankruptcy. An amended Chapter 11 plan of liquidation became effective in July 2017. In conjunction with that plan, Maxus and certain other parties, including the Company parties, entered into a mutual contribution release agreement pertaining to certain costs, but not costs associated with ultimate remedy.

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

As of June 30, 2017, the Company had approximately $69 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Newell Brands Inc.’s (“Newell Brands,” the “Company,” “we,” “us” or “our”) consolidated financial condition and results of operations. The discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto.

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

As part of the New Growth Game Plan, in late 2016 the Company began to transform from a holding company to an operating company, consolidating its business units into global divisions while investing to extend its design, innovation and brand development capabilities across a broader set of categories. These organization changes were initiated in the third quarter and this major phase of the transformation was completed by year end. These new global divisions are the key commercial nodes in the Company, including a new Global E-commerce Division, which has responsibility for all e-commerce activity across the enterprise. The divisions generally align to the four areas of strategic focus for the Company of Live, Learn, Work, and Play. The new structure became effective January 1, 2017.

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

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®,Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products; home environment products and durable beverage containers

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and a variety of support products for schools

Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products and gaming products

Summary of Significant 2017 Activities

•	In January 2017, the Company acquired Smith Mountain, a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million.

•	During 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands, its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands.

•	In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $872 million aggregate principal amount of its senior notes (see “Capital Resources”).

•	In April 2017, the Company redeemed the remaining amount of approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 (see “Capital Resources”).

•	In April 2017, the Company acquired New Zealand based Sistema Plastics, a leading provider of food storage and beverage containers in Australia, New Zealand, U.K, and parts of Europe for a cash purchase price of approximately $472 million.

•	During the first quarter of 2017, the Company announced a new reporting framework aligned to the New Growth Game Plan with 5 Segments (Live; Learn; Work; Play; Other) and 4 Regions (North America; Latin America; Europe, Middle East, Africa; Asia Pacific).

•	In July 2017, Jarden entered into settlement agreements with certain former holders of Jarden common stock who were exercising their right to judicial appraisal under Delaware law. Pursuant to the settlement agreements, in exchange for withdrawing their respective demands for appraisal and a full and final release of all claims, among other things, the settling petitioners received the original merger consideration provided for under the merger agreement, excluding any and all other benefits, including, without limitation the right to accrued interest, dividends, and/or distributions (see Footnote 18 of the Notes to Condensed Consolidated Financial Statements).

•	On July 14, 2017, the Company sold its Winter Sports business.

Acquisitions

2017 Activity

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition.

On April 3, 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Live Segment from the date of acquisition.

2016 Activity

On April 15, 2016, the Company acquired Jarden Corporation (“Jarden”) for total consideration of $18.7 billion including cash paid, shares issued and debt assumed, net of cash acquired (“the Jarden Acquisition”). The total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of the Company’s common stock. The Jarden Acquisition was accounted for using the purchase method of accounting, and accordingly, Jarden’s results of operations are included in the Company’s results of operations since the acquisition date. Jarden was a leading, global consumer products company with leading brands such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, Marmot® and many others. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

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

Divestitures

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. Based on the consideration, during the three and six months ended June 30, 2017 the Company recorded impairment charges of $14.9 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Company directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

On March 9, 2017 the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $771 million, which is included in other (income) expense, net for the six months ended June 30, 2017.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for selling price of $270 million, subject to customary working capital adjustments, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for the six months ended June 30, 2016.

Subsequent Event

On July 14, 2017, the Company sold its winter sports business for a selling price of $240 million, subject to working capital adjustments. During the three months ended June 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. The impairment charge is comprised of a $12.6 million charge related to the impairment of goodwill and a $46.5 million charge related to the impairment of other intangible assets.

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

See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.

Jarden Integration

The Company currently expects to incur up to $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$4,054.6	$3,858.6	$196.0	5.1%
Cost of products sold	2,579.3	2,762.9	(183.6)	(6.6)

Gross margin	1,475.3	1,095.7	379.6	34.6
Selling general and administrative expenses (“SG&A”)	955.5	947.0	8.5	0.9
Restructuring costs	30.5	11.0	19.5	177.3
Impairment of goodwill, intangibles and other assets	66.2	—	66.2	NMF

Operating income	423.1	137.7	285.4	207.3
Interest expense, net	114.6	126.7	(12.1)	(9.6)
Loss on extinguishment of debt	4.5	1.2	3.3	275.0
Other (income) expense, net	33.4	(160.5)	193.9	(120.8)

Income before taxes	$270.6	$170.3	$100.3	58.9

NMF – Not meaningful

The increase in net sales for the three months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 8%) and sales growth in the underlying businesses (approximately 3%), primarily in the Learn and Work segments, partially offset by the divestitures of the Tools, Décor, Lehigh and firebuilding businesses (the “Divestitures”) (approximately 7%). Unfavorable foreign currency had a less than 1% impact on a period-over-period basis.

The change in cost of products sold for the three months ended June 30, 2017 was primarily due to the inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $328 million) and the impact of the Divestitures (approximately $162 million), partially offset by the impact of acquisitions (approximately $235 million) and the cost of sales impact of increased sales (approximately $70 million). Reported gross margin was 36.4% versus 28.4% in the prior year period. The improvement was primarily due to the inventory step-up charge recorded in the prior period, primarily related to the Jarden Acquisition, and the benefits of synergies and productivity, partially offset by negative mix effects related to the Jarden Acquisition.

The change in SG&A for the three months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately $100 million) and increases in advertising and promotion cost as well as e-commerce expansion costs, partially offset by the impact of the Divestitures (approximately $65 million) and synergies and cost savings.

The restructuring costs for the three months ended June 30, 2017 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily related to the Jarden Acquisition. The majority of the restructuring costs incurred during the three months ended June 30, 2016 relate to Project Renewal.

Consolidated operating income as a percentage of net sales for the three months ended June 30, 2017 and 2016 were approximately 10.4% and 3.6%, respectively. The change was driven by the aforementioned 2016 inventory step-up charge related to the Jarden Acquisition, the impact of increased net sales and the benefits of synergies and productivity, partially offset negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, e-commerce, and insights as well as costs associated with the delivery of synergies, and the acquisition-related increase in amortization of intangibles.

The decrease in interest expense for the three months ended June 30, 2017 was primarily due to lower average debt levels versus the same prior year period. The weighted average interest rate for the three months ended June 30, 2017 and 2016 was approximately 3.9% and 3.8%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended June 30,				Three Months Ended June 30,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$1,277.6	$1,123.0	$154.6	13.8%	$96.2	$2.5	$93.7	NMF %
Learn	1,011.4	911.7	99.7	10.9	304.5	233.3	71.2	30.5
Work	737.7	646.8	90.9	14.1	120.5	27.2	93.3	343.0
Play	782.0	685.0	97.0	14.2	89.0	2.2	86.8	NMF
Other	245.9	492.1	(246.2)	(50.0)	(45.5)	14.1	(59.6)	(422.7)
Corporate	—	—	—	—	(111.1)	(130.6)	19.5	(14.9)
Restructuring	—	—	—	—	(30.5)	(11.0)	(19.5)	(177.3)

	$4,054.6	$3,858.6	$196.0	5.1	$423.1	$137.7	$285.4	207.2

Three Months Ended June 30, 2017 versus the Three Months Ended June 30, 2016

Live

The increase in net sales for the three months ended June 30, 2017 was primarily due to acquisitions (approximately 13%) and strong growth in the Baby Gear category, due to successful product innovation and marketing in support of both the Graco and Baby Jogger brands, partially offset by softness in the Fresh Preserving and Cookware categories, in part due to inventory levels at certain mass market retailers.

Operating income as a percentage of net sales for the three months ended June 30, 2017 and 2016 was approximately 7.5% and 0.2%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $102 million) and synergies and cost savings, partially offset by the costs of repositioning of Home Fragrance sub-brands in the U.S. and U.K. and the impact of incremental promotional activity.

Learn

The increase in net sales for the three months ended June 30, 2017 and 2016 was primarily due to the Jarden Acquisition and an increase in sales in the Writing business, in part due to increases in Elmer’s, partially offset by decreases in other Writing categories due to planned inventory reductions at certain mass market retailers.

Operating income as a percentage of net sales for the three months ended June 30, 2017 was approximately 30.1% and 25.6%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $53 million) and costs savings and synergies, partially offset by one-time costs and the unfavorable impact of product mix due to the growth within Elmer’s and increase advertising and promotion costs, and fire-related losses at a Writing warehouse in Mexico.

Work

The increase in net sales for the three months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 9%), and growth in the Safety and Security and Waddington categories, in part due to timing of promotions at a certain mass market retailer and growth in the food packaging market.

Operating income as a percentage of net sales for the three months ended June 30, 2017 and 2016 was approximately 16.3% and 4.2%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $62 million) and benefit of cost savings and synergies, partially offset by a slight decrease in gross margins.

Play

The increase in net sales for the three months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 12%) with the balance of growth generated primarily by the Coleman and Team Sports categories, partially offset by a decline on Fishing related to broad retail inventory destocking across specialty and mass retailers and the negative impact of a key retail customer bankruptcy.

Operating income as a percentage of net sales for the three months ended June 30, 2017 and 2016 was approximately 11.4% and 0.3%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $91 million), partially offset by increased advertising and promotion costs.

Other

The decrease in net sales for the three months ended June 30, 2017 was primarily due to impact of the Divestitures (approximately 53%), partially offset by the Jarden Acquisition (approximately 6%).

Operating income (loss) as a percentage of net sales for the three months ended June 30, 2017 and 2016 was approximately (18.5%) and 2.9%, respectively. The change was affected by an increase in the impairment of goodwill, intangibles and other assets (approximately $59 million) and other costs that are primarily related to assets held for sale, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $20 million), the impact of the Divestitures.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$7,320.9	$5,173.5	$2,147.4	41.5%
Cost of products sold	4,728.4	3,572.2	1,156.2	32.4

Gross margin	2,592.5	1,601.3	991.2	61.9
Selling general and administrative expenses (“SG&A”)	1,885.0	1,309.5	575.5	43.9
Restructuring costs	43.8	28.7	15.1	52.6
Impairment of goodwill, intangibles and other assets	84.6	—	84.6	NMF

Operating income	579.1	263.1	316.0	120.1
Interest expense, net	236.8	156.1	80.7	51.7
Loss on extinguishment of debt	32.3	47.1	(14.8)	(31.4)
Other (income) expense, net	(750.7)	(162.0)	(588.7)	363.4

Income before taxes	$1,060.7	$221.9	$838.8	378.0

NMF – Not meaningful

The increase in net sales for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 46%) and growth in the underlying businesses (approximately 2%), primarily in the Learn and Play segments partially offset by the Divestitures (approximately 8%). Foreign currency impacts on a period-over-period basis were not material.

The change in cost of products sold for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately $1.6 billion), partially offset by inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $326 million) and the impact of the Divestitures (approximately $247 million). Reported gross margin was 35.4% versus 31.0% percent in the prior year. The improvement was primarily due to the impact of the inventory step-up charge recorded in the prior period and the benefits of synergies and productivity, partially offset by negative mix effects related to the Jarden Acquisition.

The change in SG&A for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately $645 million) and an increase in integration costs (approximately $51 million), partially offset by the impact of the Divestitures (approximately $99 million).

The restructuring costs for the six months ended June 30, 2017 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily relate to the Jarden Acquisition. The majority of the restructuring costs incurred during the six months ended June 30, 2016 relate to Project Renewal.

Consolidated operating income as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately 7.9% and 5.1%, respectively. The change was primarily driven by the aforementioned inventory step-up charge related to the Jarden Acquisition, the impact of increased net sales and the benefits of synergies and productivity, partially offset by the negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, e-commerce and insights, as well as costs associated with the delivery of synergies, and the acquisition-related increase in amortization of intangibles.

The increase in interest expense for the six months ended June 30, 2017 was primarily due to higher average debt levels versus the same prior year period. The weighted average interest rate for the six months ended June 30, 2017 and 2016 was approximately 4.0% and 3.6%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$2,345.4	$1,445.1	$900.3	62.3%	$153.8	$34.5	$119.3	345.8%
Learn	1,580.5	1,296.6	283.9	21.9	392.7	318.1	74.6	23.5
Work	1,351.4	915.4	436.0	47.6	183.4	67.7	115.7	170.9
Play	1.410.0	746.1	663.9	89.0	145.3	0.1	145.2	NMF
Other	633.6	770.3	(136.7)	(17.8)	(41.5)	43.0	(84.5)	(196.5)
Corporate	—	—	—	—	(210.8)	(171.6)	(39.2)	22.8
Restructuring	—	—	—	—	(43.8)	(28.7)	(15.1)	52.6

	$7,320.9	$5,173.5	$2,147.4	41.5	$579.1	$263.1	$316.0	120.1

Six Months Ended June 30, 2017 versus the Six Months Ended June 31, 2016

Live

The increase in net sales for the six months ended June 30, 2017 was primarily due to acquisitions (approximately 59%) and strong growth in the Baby Gear category, due to successful product innovation and marketing in support of both the Graco and Baby Jogger brands, partially offset by softness in the Fresh Preserving and Cookware categories.

Operating income as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately 6.6% and 2.4%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $100 million), partially offset by the negative mix impact of the Jarden Acquisition, as well as the impact of incremental promotional activity.

Learn

The increase in net sales for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 15%) and an increase in sales in the Writing business, in part due to increases in Elmer’s, partially offset by decreases in other Writing categories due to planned inventory reductions at certain mass market retailers and a decline in the Fine Art category, due in part to lower promotion levels than prior year.

Operating income as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately 24.9% and 24.5%, respectively. The decrease was primarily driven by the mix impact of the Jarden Acquisition, as well as the unfavorable impact of product mix due to the growth within Elmer’s, increased advertising and promotion costs, and fire-related losses at a Writing warehouse in Mexico, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $53 million).

Work

The increase in net sales for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 47%), and growth in the Safety and Security and Waddington categories, in part due to timing of promotions at a certain mass market retailer and growth in the food packaging market, partially offset by inventory destocking related revenue declines in the commercial distributor channel.

Operating income as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately 13.6% and 7.4%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $62 million), partially offset by a slight decrease in gross margins primarily due to the mix impact of the Jarden Acquisition.

Play

The increase in net sales for the six months ended June 30, 2017 was primarily due to the Jarden Acquisition (approximately 86%) with the balance of growth generated primarily by the Beverage, Coleman and Team Sports categories, partially offset by a decline on Fishing related to broad retail inventory destocking across specialty and mass retailers and the negative impact of a key retail customer bankruptcy.

Operating income as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately 10.3% and 0.0%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $91 million).

Other

The decrease in net sales for the six months ended June 30, 2017 was primarily due to impact of the Divestitures (approximately 51%), partially offset by the Jarden Acquisition (approximately 6%).

Operating income (loss) as a percentage of net sales for the six months ended June 30, 2017 and 2016 was approximately (6.5%) and 5.6%, respectively. The change was affected by an increase in the impairment of goodwill, intangibles and other assets (approximately $59 million), the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $20 million), the impact of the Divestitures, and other costs that are primarily related to assets held for sale.

Liquidity and Capital Resources

Liquidity

At June 30, 2017, the Company had cash and cash equivalents of $780 million, of which approximately $700 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for the six months ended June 30, 2017 and 2016 (in millions):

	2017	2016	Increase (Decrease)
Cash provided by (used in) operating activities	$(241.0)	$335.9	$(576.9)
Cash provided by (used in) investing activities	1,158.3	(8,518.7)	9,677.0
Cash provided by (used in) financing activities	(763.5)	8,548.9	(9,312.4)
Currency effect on cash and cash equivalents	38.9	(13.6)	52.5

Increase in cash and cash equivalents	$192.7	$352.5	$(159.8)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by (used in) operations for the six months ended June 30, 2017 is in part due to operating cash flows that were unusually high in 2016 driven by substantial benefits that do not repeat in the current year related to the Jarden Acquisition, including the absence of seasonal cash outflows in the two weeks prior to the transaction; an increase in cash interest paid (approximately $166 million); an increase in make-whole interest and fees related to the extinguishment of debt (approximately $34 million); an increase in integration-related costs (approximately $65 million); and unfavorable working capital movements, which reflect the typical seasonal build of inventories and receivables in advance of key second half drive periods and new product launches.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities was primarily due to decrease in cash used for the acquisition of businesses, net of cash acquired (approximately $8 billion), primarily due to the Jarden Acquisition and a $1.7 billion increase in the proceeds from the sale of businesses. For the six months ended June 30, 2017, capital expenditures were $191 million versus $164 million for the same prior year period.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities was primarily due to the decrease in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt (approximately $9.8 billion), partially offset by the period-over-period increase in the net change in short-term debt (approximately $573 million).

Capital Resources

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.7% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the first quarter of 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million. As a result of this debt extinguishment, the Company recorded a loss on the extinguishment of debt of $4.5 million during the three months ended June 30, 2017, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps.

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At June 30, 2017, there were no amounts outstanding under the Facility and net availability was approximately $1.2 billion.

The Company maintains a $950.0 million receivables purchase agreement that matures in October 2019 and bears interest at a margin over a variable interest rate (the “Securitization Facility”). At June 30, 2017, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At June 30, 2017, net availability under the Facility was approximately $217 million.

The Company was not in default of any of its debt covenants at June 30, 2017.

In 2015, the Company suspended its repurchase of shares under its stock repurchase program (the “SRP”) due to the cash requirements associated with the Jarden Acquisition. As such, during the six months ended June 30, 2017, the Company did not repurchase any shares under the SRP. At June 30, 2017, approximately $256 million remains available under the SRP. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

As of June 30, 2017 there were 9.1 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At June 30, 2017 the Company has accrued approximately $627 million of unpaid consideration related to these shares of the Company’s common stock that have not been issued, including $222 million in cash that has not been paid. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain dissenting shareholders pursuant to settlement agreements.

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

Fair Value Hedges

At June 30, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% Senior Subordinated Notes due 2020 and $250 million of principal on the 4.0% Senior Subordinated Notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of June 30, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $161 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in accumulated other comprehensive income (“AOCI’) and an amount is reclassified out of AOCI into other (income) expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2017, the Company had approximately $476 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2017, the Company had approximately $2.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of June 30, 2017 (in millions):

June 30, 2017
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$(16.8)
Foreign currency contracts	(10.7)
Fair value hedges:
Interest rate swaps	(3.3)
Derivatives not designated as effective hedges:
Foreign currency contracts	(16.7)
Commodity contracts	0.1

Total	$(47.4)

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and other project costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits, synergies and financial results from recently completed acquisitions and planned acquisitions and divestitures, and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation of challenging economic conditions, particularly outside of the United States; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power and consolidation of the Company’s customers; the Company’s ability to improve productivity, reduce complexity and streamline operations; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands, including the ability to realize anticipated benefits of increased advertising and promotion spend; risks related to the substantial indebtedness that the Company incurred in connection with the Jarden Acquisition; risks related to a potential increase in interest rates; the Company’s ability to complete planned acquisitions and divestitures; difficulties integrating Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the risks inherent in the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions; a failure of one of the Company’s key information technology systems or related controls; future events that could adversely affect the value of the Company’s assets and require impairment charges; United States and foreign regulatory impact on the Company’s operations including environmental remediation costs; the potential inability to attract, retain and motivate key employees; the imposition of tax liabilities greater than the Company’s provisions for such matters; product liability, product recalls or regulatory actions; the Company’s ability to protect its intellectual property rights; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; and those factors listed in our most recently filed Annual Report on Form 10-K filed with the Securities and Exchange Commission. The information contained in this Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2017

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April	—	$—	—	$255,912,000
May	112,430	53.42	—	$255,912,000
June	29,703	52.99	—	$255,912,000

Total	142,133	53.33	—

(1)	Under the Company’s SRP, the Company may repurchase shares of its common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. The Company suspended its repurchase of shares in the fourth quarter of 2015 due to the cash requirements associated with the Jarden Acquisition, so the Company did not repurchase any shares under to the SRP during the three months ended June 30, 2017.
(2)	All shares purchased by the Company during the three months ended June 30, 2017 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1*†	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended May 9, 2017.

10.2*†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 9, 2017.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date: August 9, 2017	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: August 9, 2017	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer