Form 10-Q
period 2017-09-30
NEWELL BRANDS INC
filed 2017-11-08
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2017

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

Number of shares of common stock outstanding (net of treasury shares) as of October 31, 2017: 490.1 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$3,678.2	$3,954.6	$10,999.1	$9,128.1
Cost of products sold	2,410.5	2,679.8	7,138.9	6,252.0

Gross margin	1,267.7	1,274.8	3,860.2	2,876.1
Selling, general and administrative expenses	905.5	937.9	2,790.5	2,247.4
Restructuring costs	38.4	13.0	82.2	41.7
Impairment of goodwill, intangibles and other assets	0.4	—	85.0	—

Operating income	323.4	323.9	902.5	587.0
Non-operating expenses:
Interest expense, net	116.2	124.5	353.0	280.6
Loss on extinguishment of debt	—	—	32.3	47.1
Other expense (income), net	41.6	(0.7)	(709.1)	(162.7)

Income before income taxes	165.6	200.1	1,226.3	422.0
Income tax expense (benefit)	(68.8)	13.6	130.4	59.4

Income from continuing operations	234.4	186.5	1,095.9	362.6
Income (loss) from discontinued operations, net of tax	—	—	—	(0.4)

Net income	$234.4	$186.5	$1,095.9	$362.2

Weighted average shares outstanding:
Basic	490.4	484.0	486.3	398.3
Diluted	491.5	486.2	487.9	400.1
Earnings per share:
Basic:
Income from continuing operations	$0.48	$0.39	$2.25	$0.91
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.48	$0.39	$2.25	$0.91

Diluted:
Income from continuing operations	$0.48	$0.38	$2.25	$0.91
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.48	$0.38	$2.25	$0.91

Dividends per share	$0.23	$0.19	$0.65	$0.57

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Comprehensive income:
Net income	$234.4	$186.5	$1,095.9	$362.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	62.4	(5.7)	304.3	(21.5)
Unrecognized pension and other postretirement costs	(0.1)	7.4	(1.5)	23.2
Derivative financial instruments	(8.9)	(1.5)	(29.6)	(48.9)

Total other comprehensive income (loss), net of tax	53.4	0.2	273.2	(47.2)

Comprehensive income	$287.8	$186.7	$1,369.1	$315.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$792.3	$587.5
Accounts receivable, net	2,916.0	2,746.9
Inventories, net	2,861.5	2,116.0
Prepaid expenses and other	375.5	288.4
Assets held for sale	4.0	1,745.7

Total current assets	6,949.3	7,484.5
Property, plant and equipment, net	1,675.2	1,543.4
Goodwill	10,526.5	10,218.9
Other intangible assets, net	14,307.6	14,111.8
Deferred income taxes	35.4	95.3
Other assets	394.0	383.6

Total assets	$33,888.0	$33,837.5

Liabilities:
Accounts payable	$1,699.0	$1,518.9
Accrued compensation	226.2	365.8
Other accrued liabilities	1,558.0	1,464.9
Short-term debt and current portion of long-term debt	1,291.0	601.9
Liabilities held for sale	—	340.5

Total current liabilities	4,774.2	4,292.0
Long-term debt	10,184.4	11,290.9
Deferred income taxes	4,888.5	5,082.8
Other noncurrent liabilities	1,270.9	1,787.4

Total liabilities	21,118.0	22,453.1
Commitments and contingencies (Footnote 18)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2017 and December 31, 2016)	—	—
Common stock (800 authorized shares, $1.00 par value 513.0 shares and 504.8 shares issued at September 30, 2017 and December 31, 2016, respectively)	513.0	504.8
Treasury stock, at cost (22.9 and 22.3 shares at September 30, 2017 and December 31, 2016, respectively):	(573.2)	(545.3)
Additional paid-in capital	10,498.5	10,144.2
Retained earnings	3,067.7	2,289.9
Accumulated other comprehensive loss	(771.6)	(1,044.8)

Stockholders’ equity attributable to parent	12,734.4	11,348.8
Stockholders’ equity attributable to noncontrolling interests	35.6	35.6

Total stockholders’ equity	12,770.0	11,384.4

Total liabilities and stockholders’ equity	$33,888.0	$33,837.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,095.9	$362.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	475.8	307.2
Impairment of goodwill, intangibles and other assets	85.0	—
Net gain from sale of businesses	(712.3)	(160.4)
Loss on extinguishment of debt	(1.9)	47.1
Deferred income taxes	(99.1)	(20.8)
Stock-based compensation expense	61.2	47.8
Other, net	8.3	19.3
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	54.4	(226.0)
Inventories	(707.0)	428.3
Accounts payable	136.1	205.7
Accrued liabilities and other	(454.4)	(161.7)

Net cash provided by (used in) operating activities	(58.0)	848.7

Cash flows from investing activities:
Proceeds from sale of divested businesses	2,101.4	235.8
Acquisitions and acquisition-related activities	(634.3)	(8,634.7)
Capital expenditures	(292.9)	(287.5)
Other investing activities	9.2	12.5

Net cash provided by (used in) investing activities	1,183.4	(8,673.9)

Cash flows from financing activities:
Net short-term debt	686.3	(183.4)
Proceeds from issuance of debt, net of debt issuance costs	—	9,414.6
Payments on long-term debt	(1,159.8)	(750.0)
Cash dividends	(317.1)	(236.9)
Payments to dissenting shareholders	(161.6)	—
Option proceeds net of repurchase of restricted shares for vesting	(19.5)	(12.9)

Net cash provided by (used in) financing activities	(971.7)	8,231.4

Exchange rate effect on cash and cash equivalents	51.1	(11.0)

Increase in cash and cash equivalents	204.8	395.2
Cash and cash equivalents at beginning of period	587.5	274.8

Cash and cash equivalents at end of period	$792.3	$670.0

Supplemental non-cash disclosures:
Common stock issued for Jarden Acquisition	$294.0	$9,480.3
Debt assumed, at fair value, in the Jarden Acquisition	$—	$1,124.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc. (“Newell Rubbermaid”), and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements and accompanying footnotes be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company is currently evaluating the effect that ASU 2014-09 and ASU 2016-12 will have on the Company’s financial statements and related disclosures. To that end, the Company’s implementation project team has completed the assessment process for all of its business units and is currently in the design and implementation phase which will be completed during the fourth quarter of 2017. The Company is mainly expecting presentation changes in the balance sheet and income statement from the transition to ASC 606.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is beginning to evaluate the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company does not expect that the adoption of ASU 2017-17 will have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is beginning to evaluate the impact the adoption of ASU 2017-22 will have on the Company’s consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Adoption of New Accounting Guidance

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 during the third quarter of 2017 in connection with its annual goodwill impairment testing. See Footnote 8 for additional information.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which modified existing requirements regarding measuring first-in, first-out and average cost inventory at the lower of cost or market. Under past standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the first quarter of 2017 and it did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Other Items

The Company holds a 25.8% investment in Sprue Aegis (“Sprue”). During the three and nine months ended September 30, 2017 and 2016, the Company’s related party sales to Sprue were $8.6 million and $7.0 million, respectively, and $24.0 million and $14.3 million, respectively. During the nine months ended September 30, 2017, the Company provided notification to Sprue of its election to terminate the distribution agreement on March 31, 2018.

Footnote 2 — Acquisitions

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Live segment from the date of acquisition. Net sales and operating income related to Chesapeake Bay Candle for the three and nine months ended September 30, 2017 were not material to the Company’s consolidated financial statements.

In April 2017, the Company acquired Sistema Plastics (“Sistema”), a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Based on the Company’s independent valuation the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Based on the purchase price allocation, net of cash acquired, the Company allocated approximately $39 million to identified net assets, $291 million to identified intangible assets and $142 million to goodwill. Sistema is included in the Live segment from the date of acquisition. Net sales and operating income related to Sistema for the three and nine months ended September 30, 2017 were not material to the Company’s consolidated financial statements.

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition. Net sales and operating income related to Smith Mountain for the three and nine months ended September 30, 2017 were not material to the Company’s consolidated financial statements.

2016 Activity

On April 15, 2016, Jarden Corporation (“Jarden”) became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”), among the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden was a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, Marmot® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets. The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition has been accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date. Adjustments made to the purchase price allocation during the nine months ended September 30, 2017, primarily relate to goodwill and other intangible assets (see Footnote 8).

Pursuant to the Merger Agreement, each share of Jarden common stock was exchanged for 0.862 of a share of the Company’s common stock plus $21.00 in cash. The total merger consideration, including debt assumed, was approximately $18.7 billion. The aggregate consideration paid or payable to the Jarden shareholders and convertible note holders was approximately $15.3 billion and was comprised of a cash payment of approximately $5.4 billion, the issuance of 213.9 million common shares of the Company with a fair value of approximately $9.9 billion and accrued merger consideration of $627 million. The accrued merger consideration at acquisition related to approximately 9.1 million shares of the Company’s common stock that had not been issued and $222 million in cash that had not been paid as of the date of the acquisition for shares of Jarden common stock held by dissenting Jarden shareholders who exercised their appraisal rights and are seeking an appraisal of such shares. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain dissenting shareholders pursuant to settlement agreements (see Footnote 18). At September 30, 2017, the Company has accrued approximately $171 million of unpaid consideration related to approximately 2.5 million shares of the Company’s common stock that have not been issued and approximately $61 million of cash that has not been paid.

The following unaudited pro forma financial information presents the combined results of operations of Newell Rubbermaid and Jarden for the three and nine months ended September 30, 2016 as if the Jarden Acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Jarden Acquisition been completed as of January 1, 2015, and should not be taken as indicative of the Company’s future consolidated results of operations. The Company expects to incur restructuring and other integration costs that are not included in the pro forma results of operations presented below. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

(in millions, except per share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$3,954.6	$11,521.7
Net income	273.2	588.8
Income loss per share:
Basic	$0.56	$1.23
Diluted	$0.56	$1.22

The unaudited pro forma financial information for the three and nine months ended September 30, 2016 includes $52.1 million and $156 million, respectively, for the amortization of acquired intangibles from the Jarden Acquisition based on the purchase price allocation, which was finalized during the second quarter of 2017.

Footnote 3 — Discontinued Operations and Divestitures

Discontinued Operations

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$—	$—

Loss from discontinued operations before income taxes	—	(1.3)
Income tax benefit	—	(0.3)

Loss from discontinued operations	—	(1.0)
Net gain from sale of discontinued operations, net of tax	—	0.6

Income (loss) from discontinued operations, net of tax	$—	$(0.4)

The discontinued operations for 2016 relate to the Company’s Endicia business whose operations were ceased in 2015. The consolidated results of operations for 2017 do not include discontinued operations.

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. For the three and nine months ended September 30, 2017 and 2016, net sales from the Winter Sports business were not material. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. Of this impairment charge, $12.6 million related to the impairment of goodwill and $46.5 million related to the impairment of other intangible assets. The Company recorded a pre-tax loss on sale of $48.0 million driven by funding the business’ working capital needs and withholding taxes between June 30, 2017 and July 14, 2017, which is included in other expense (income), net in condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. Based on the consideration, during the nine months ended September 30, 2017 the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Company directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $771.0 million, which is included in other (income) expense, net in the condensed consolidated statement of operations for the nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, the Tools business generated 4.5% and 5.9%, respectively, of the Company’s consolidated net sales. Net sales for the Tools business in 2017 were not material.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees, of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, the Décor business generated 1.6% of the Company’s consolidated net sales.

Held for Sale

During 2016, the Company committed to plans to divest several businesses and brands, most of which were disposed of during the nine months ended September 30, 2017, to strengthen the portfolio to better align with the long-term growth plan.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017	December 31, 2016
Accounts receivable, net	$—	$164.4
Inventories, net	—	311.6
Prepaid expenses and other	—	24.3
Property, plant and equipment, net	4.0	224.9
Goodwill	—	762.5
Other intangible assets, net	—	244.5
Other assets	—	13.5

Total Assets	$4.0	$1,745.7

Accounts payable	$—	$88.2
Accrued compensation	—	35.3
Other accrued liabilities	—	81.6
Short-term debt and current portion long-term debt	—	4.3
Other noncurrent liabilities	—	131.1

Total Liabilities	$—	$340.5

Footnote 4 — Accumulated Other Comprehensive Income (Loss)

The following tables display the changes in accumulated other comprehensive income (loss) (“AOCI”) by component net of tax for the nine months ended September 30, 2017 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2016	$(607.9)	$(400.0)	$(36.9)	$(1,044.8)
Other comprehensive (loss) income before reclassifications	216.9	(10.2)	(29.7)	177.0
Amounts reclassified to earnings	87.4	8.7	0.1	96.2

Net current period other comprehensive income (loss)	304.3	(1.5)	(29.6)	273.2

Balance at September 30, 2017	$(303.6)	$(401.5)	$(66.5)	$(771.6)

For the three and nine months ended September 30, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $4.5 million and $6.3 million, respectively, and $12.9 million and $13.3 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 12). These costs are recorded in selling, general and administrative expenses (“SG&A”) and cost of sales. For the three and nine months ended September 30, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax expense of $3.2 million and $6.0 million, respectively, and $0.1 million and $32.6 million, respectively (see Footnote 11). The amounts reclassified to earnings from the cumulative translation adjustment is due to divestitures (see Footnote 3).

The income tax provision (benefit) allocated to the components of other comprehensive income (loss) (“OCI”) for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency translation adjustments	$1.9	$—	$0.8	$—
Unrecognized pension and postretirement costs	1.5	1.2	4.2	3.5
Derivative financial instruments	(1.1)	3.3	(7.7)	(28.6)

Income tax provision (benefit) related to OCI	$2.3	$4.5	$(2.7)	$(25.1)

Footnote 5 — Restructuring Costs

Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

As part of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of the completion of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion). This new corporate strategy is called the New Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities—Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Learn segment; and (iv) further streamlining its distribution and transportation functions. Under the April 2015 Expansion, the Company is further implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. Project Renewal is expected to be complete by the end of 2017, and as a result, additional cash payments and savings will be realized thereafter.

Restructuring costs incurred in connection with Project Renewal for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee severance, termination benefits and relocation costs	$0.2	$1.4	$1.8	$(4.0)
Exited contractual commitments and other	7.2	(1.6)	15.9	17.0

	$7.4	$(0.2)	$17.7	$13.0

Accrued restructuring costs activity for Project Renewal for the nine months ended September 30, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Non-Cash Charges and Other	Balance at September 30, 2017
Employee severance, termination benefits and relocation costs	$15.8	$1.8	$(6.3)	$(0.2)	$11.1
Exited contractual commitments and other	17.4	15.9	(7.5)	—	25.8

	$33.2	$17.7	$(13.8)	$(0.2)	$36.9

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

Accrued restructuring cost activity for the Jarden Integration and other restructuring for the nine months ended September 30, 2017 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments	Non-Cash Charges and Other	Balance at September 30, 2017
Employee severance, termination benefits and relocation costs	$38.2	$50.3	$(40.1)	$(8.6)	$39.8
Exited contractual commitments and other	0.5	14.2	(8.5)	(0.1)	6.1

	$38.7	$64.5	$(48.6)	$(8.7)	$45.9

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Live	$3.0	$2.9	$10.7	$2.3
Learn	3.0	3.7	8.8	8.8
Work	1.6	1.7	7.0	4.3
Play	1.6	2.3	10.6	2.6
Other	1.4	1.3	5.0	6.4
Corporate	27.8	1.1	40.1	17.3

	$38.4	$13.0	$82.2	$41.7

Footnote 6 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
Raw materials and supplies	$449.4	$350.7
Work-in-process	244.8	236.1
Finished products	2,167.3	1,529.2

Total inventories	$2,861.5	$2,116.0

Footnote 7 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
Land	$108.8	$108.4
Buildings and improvements	728.3	653.0
Machinery and equipment	2,704.4	2,454.6

	3,541.5	3,216.0
Less: Accumulated depreciation	(1,866.3)	(1,672.6)

	$1,675.2	$1,543.4

Depreciation expense for continuing operations was $71.7 million and $62.8 million for the three months ended September 30, 2017 and 2016, respectively, and $210 million and $153 million for the nine months ended September 30, 2017 and 2016, respectively.

Footnote 8 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2017 is as follows (in millions):

Segment	Balance at December 31, 2016	Acquisitions	Other Adjustments (1)	Impairment (2)	Foreign Currency	Balance at September 30, 2017
Live	$3,639.9	$172.8	$45.8	$—	$25.3	$3,883.8
Learn	2,785.4	—	3.9	—	56.6	2,845.9
Work	1,871.0	—	(16.9)	—	29.8	1,883.9
Play	1,161.4	—	(7.6)	—	5.1	1,158.9
Other	761.2	—	(9.7)	—	2.5	754.0

	$10,218.9	$172.8	$15.5	$—	$119.3	$10,526.5

(1)	Comprised primarily of adjustments related to the Jarden Acquisition, whose purchase price allocation was finalized during the second quarter of 2017 (see Footnote 2).
(2)	See Footnote 3 for impairment charges related to assets held for sale.

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount (1)	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$10,199.3	$—	$10,199.3	$9,935.1	$—	$9,935.1
Trade names — other	375.5	(52.2)	323.3	286.3	(34.2)	252.1
Capitalized software	545.5	(331.4)	214.1	482.0	(252.9)	229.1
Patents and intellectual property	253.6	(133.3)	120.3	227.9	(105.0)	122.9
Customer relationships and distributor channels	3,703.8	(333.5)	3,370.3	3,761.7	(204.0)	3,557.7
Other	134.6	(54.3)	80.3	25.9	(11.0)	14.9

	$15,212.3	$(904.7)	$14,307.6	$14,718.9	$(607.1)	$14,111.8

(1)	At September 30, 2017, the amounts attributable to the Jarden Acquisition are as follows: trade names — indefinite life — $9.4 billion; trade names — other — $247 million; capitalized software — $63.0 million; patents and intellectual property — $99.1 million; customer relationships and distributor channels — $3.5 billion; and, other intangible assets — $124 million.

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of September 30, 2017:

Amortization Periods (in years)
Trade names — indefinite life	N/A
Trade names — other	3–30 years
Capitalized software	3–12 years
Patents and intellectual property	3–14 years
Customer relationships & distributor channels	3–30 years
Other	3–5 years

Amortization expense for intangible assets for continuing operations was $84.1 million and $75.1 million for the three months ended September 30, 2017 and 2016, respectively, and $266 million and $154 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for the nine months ended September 30, 2017 includes a measurement period expense adjustment of $13.6 million related to the valuation of non-compete agreements within other intangible assets.

Footnote 9 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
Customer accruals	$405.3	$432.4
Accruals for manufacturing, marketing and freight expenses	78.5	89.3
Accrued self-insurance liabilities, contingencies and warranty	162.8	168.1
Deferred revenue	75.4	187.5
Derivative liabilities	79.8	14.7
Accrued income taxes	140.7	64.9
Accrued interest expense	189.8	108.5
Other	425.7	399.5

Other accrued liabilities	$1,558.0	$1,464.9

Footnote 10 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	September 30, 2017	December 31, 2016
2.05% senior notes due 2017	$349.9	$349.4
6.25% senior notes due 2018	—	249.8
2.15% senior notes due 2018	299.4	298.9
2.60% senior notes due 2019	266.5	995.0
2.875% senior notes due 2019	348.5	347.9
4.70% senior notes due 2020	304.2	380.0
3.15% senior notes due 2021	993.1	991.7
3.75% senior notes due 2021	368.1	326.9
4.00% senior notes due 2022	248.7	248.5
3.85% senior notes due 2023	1,738.4	1,737.0
5.00% senior notes due 2023	312.6	314.1
4.00% senior notes due 2024	495.7	495.2
3.90% senior notes due 2025	297.1	296.8
4.20% senior notes due 2026	1,982.3	1,981.0
5.375% senior notes due 2036	494.9	494.7
5.50% senior notes due 2046	1,725.9	1,725.7
Term loan	299.7	399.5
Commercial paper	116.0	—
Receivables facilities	768.5	187.4
Other debt	65.9	73.3

Total debt	11,475.4	11,892.8
Short-term debt and current portion of long-term debt	(1,291.0)	(601.9)

Long-term debt	$10,184.4	$11,290.9

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

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million. As a result of this debt extinguishment, the Company recorded a loss on the extinguishment of debt of $4.5 million during the second quarter of 2017, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps.

Net Investment Hedge

The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At September 30, 2017, $14.0 million of deferred losses have been recorded in AOCI.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	September 30, 2017		December 31, 2016
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$11,089.9	$10,225.2	$11,979.2	$11,234.1

The carrying amounts of all other significant debt approximates fair value.

Footnote 11 — Derivatives

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

Fair Value Hedges

At September 30, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of September 30, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $161 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2017, the Company had approximately $448 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2017, the Company had approximately $2.7 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017		December 31, 2016
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$17.2	$0.7	$16.3
Foreign currency contracts	2.4	14.6	14.2	3.4
Fair value hedges:
Interest rate swaps	0.9	4.5	—	5.9
Derivatives not designated as effective hedges:
Foreign currency contracts	35.1	65.3	18.2	10.9
Commodity contracts	0.1	—	0.2	0.3

Total	$38.5	$101.6	$33.3	$36.8

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2017 and 2016 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(2.1)	$—	$(2.4)
Foreign currency contracts	Sales and cost of sales	(12.8)	(0.4)	(0.7)	1.6
Cross-currency swaps	Other income (expense), net	(0.4)	(0.7)	(3.7)	(5.2)

Total		$(13.2)	$(3.2)	$(4.4)	$(6.0)

		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(6.2)	$(88.1)	$(5.1)
Foreign currency contracts	Sales and cost of sales	(35.8)	12.4	7.3	2.1
Cross-currency swaps	Other income (expense), net	(1.6)	(6.3)	(29.3)	(29.6)

Total		$(37.4)	$(0.1)	$(110.1)	$(32.6)

(a)	Represents effective portion recognized in OCI.

The amount of ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2017 and 2016 was not material. At September 30, 2017, deferred net losses of approximately $22 million within AOCI are expected to be reclassified to earnings over the next twelve months.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized expense (income) of $12.7 million and ($0.8) million, respectively, and $45.3 million and ($4.1) million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments, which is mostly offset by foreign currency movement in the underlying exposure.

Footnote 12 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefits expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	U.S.		International
	2017	2016	2017	2016
Service cost	$0.6	$0.6	$1.9	$1.9
Interest cost	12.6	12.2	3.4	4.7
Expected return on plan assets	(18.3)	(18.8)	(4.7)	(5.7)
Amortization, net	6.0	5.5	0.7	3.5

Net periodic pension cost	$0.9	$(0.5)	$1.3	$4.4

	Nine Months Ended September 30,
	U.S.		International
	2017	2016	2017	2016
Service cost	$2.0	$2.0	$5.6	$5.0
Interest cost	37.9	32.3	10.1	14.2
Expected return on plan assets	(55.0)	(49.4)	(13.9)	(17.0)
Amortization, net	17.8	16.3	1.9	4.9

Net periodic pension cost	$2.7	$1.2	$3.7	$7.1

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.5	0.6	1.6	1.6
Amortization, net	(2.2)	(2.7)	(6.8)	(7.9)

Net periodic expense	$(1.7)	$(2.0)	$(5.1)	$(6.2)

Footnote 13 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the nine months ended September 30, 2017 and 2016 was 10.6% and 14.1%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2017 is primarily due to $75.0 million of tax benefits related to the reversal of an outside basis difference and $42.0 million for the resolution of certain income tax contingencies. Additionally, the tax rate was impacted by taxes related to the sale of the Tools, Winter Sports, and other businesses. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2016 is primarily due to the Jarden Acquisition, the geographical mix of earnings, a $19.4 million reduction in the valuation allowance related to certain deferred tax assets of its international operations and $33.8 million for the resolution of certain income tax contingencies.

During the fourth quarter of 2016, the Company recorded $164 million of deferred tax expense related to its Tools business outside basis difference. During the three months ended March 31, 2017, the Company determined the outside basis difference in a U.S. entity included goodwill attributable to certain foreign subsidiaries, the result of which, was an overstatement of approximately $18 million of deferred tax expense during the fourth quarter of 2016. During the first quarter of 2017, the Company corrected this difference through current period tax expense.

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average shares outstanding	489.6	482.3	485.2	396.9
Share-based payment awards classified as participating securities	0.8	1.7	1.1	1.4

Basic weighted-average shares outstanding	490.4	484.0	486.3	398.3
Dilutive securities (1)	1.1	2.2	1.6	1.8

Diluted weighted-average shares outstanding	491.5	486.2	487.9	400.1

(1)	For the three and nine months ended September 31, 2017 and 2016 the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

At September 30, 2017, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash (see Footnote 18).

Footnote 15 — Stockholders’ Equity and Share-Based Awards

During the nine months ended September 30, 2017, the Company awarded 1.4 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $65.6 million and entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2017, the Company also awarded 0.5 million time-based RSUs, which had an aggregate grant date fair value of $23.4 million and entitle recipients to shares of the Company’s common stock at the end of the specified vesting period.

In September 2017, the Company announced that it is reinstating its Stock Repurchase Program that the Company voluntarily suspended in the fourth quarter of 2015, in association with the Jarden Acquisition.

Footnote 16 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	September 30, 2017				December 31, 2016
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$38.5	$—	$38.5	$—	$33.3	$—	$33.3
Liabilities	—	(101.6)	—	(101.6)	—	(36.8)	—	(36.8)
Investment securities, including mutual funds	5.2	3.5	—	8.7	4.8	9.9	—	14.7

For publicly-traded mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments have been classified as Level 1. Other investment securities are primarily comprised of money market accounts that are classified as Level 2. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

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

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products; home environment products and durable beverage containers
Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and a variety of support products for schools
Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products
Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities
Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, vacuum cleaning systems and gaming products

Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended September 30, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,483.3	$642.0	$738.2	$610.6	$204.1	$—	$—	$3,678.2
Operating income (loss) (2)	173.1	67.7	122.6	68.5	25.1	(95.2)	(38.4)	323.4
Other segment data:
Total assets	14,358.9	5,823.5	5,413.5	4,836.3	2,132.4	1,323.4	—	33,888.0

	Three Months Ended September 30, 2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,450.2	$637.8	$726.9	$596.5	$543.2	$—	$—	$3,954.6
Operating income (loss) (2)	136.1	124.3	116.8	3.6	46.2	(90.1)	(13.0)	323.9
Other segment data:
Total assets	10,301.8	3,022.2	3,615.2	3,766.3	3,019.6	10,690.4	—	34,415.5

	Nine Months Ended September 30, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$3,828.7	$2,222.5	$2,089.6	$2,020.6	$837.7	$—	$—	$10,999.1
Operating income (loss) (2)	326.9	460.4	306.0	213.8	(16.4)	(306.0)	(82.2)	902.5

	Nine Months Ended September 30, 2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,895.3	$1,934.4	$1,642.3	$1,342.6	$1,313.5	$—	$—	$9,128.1
Operating income (loss) (2)	170.6	442.4	184.5	3.7	89.2	(261.7)	(41.7)	587.0

(1)	All intercompany transactions have been eliminated.
(2)	Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income.

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

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At September 30, 2017, the amount remaining to be paid associated with the consent order was immaterial to the condensed consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of September 30, 2017, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition (Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware)) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners. Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remain outstanding in the proceedings. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the merger consideration to which such Jarden stockholders would have been entitled under the Merger Agreement.

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

The Company’s estimate of environmental remediation costs associated with these matters as of September 30, 2017 was $49.5 million, which is included in other accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

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

Clean Air Act Labeling Matter

In April 2015, the Company became aware that two beverage container products, one product of its recently acquired bubba brands business and one product of its recently acquired Ignite business, contained closed cell rigid polyurethane foam insulation that was blown with HCFC-141b, which is listed as a Class II ozone-depleting substance under the Montreal Protocol on Substances that Deplete the Ozone Layer. Under the Clean Air Act and U.S. EPA’s regulations promulgated thereunder, as of January 1, 2015, certain products made with or containing ozone depleting substances, including HCFC-141b, must bear a specific warning label. The Company discovered that the affected products imported in early 2015 did not display the required label. While the affected product lines were not compliant with applicable environmental regulations regarding ozone depleting substances, use of the products is safe and poses no risk to consumers. Upon discovery, the Company self-reported the violations to the U.S. EPA and replaced the blowing agent in the products. In September 2017, the Company entered into a Consent Agreement and Final Order with the U.S. EPA pursuant to which the Company has paid a penalty of $106,000.

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

As of September 30, 2017, the Company had approximately $69 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

During 2016, the Company launched the New Growth Game Plan, which is its strategy to simplify the organization and free up resources to invest in growth initiatives and strengthen capabilities in support of the Company’s brands. The changes being implemented in the execution of the New Growth Game Plan are considered key enablers to building a bigger, faster-growing, more global and more profitable company.

As part of the New Growth Game Plan, in late 2016 the Company began to transform from a holding company to an operating company, consolidating its business units into global divisions while investing to extend its design, innovation and brand development capabilities across a broader set of categories. These organization changes were initiated in the third quarter and this major phase of the transformation was completed by year end. These new global divisions are the key commercial nodes in the Company, including a new Global E-commerce Division, which has responsibility for all E-commerce activity across the enterprise. The divisions generally align to the four areas of strategic focus for the Company: Live, Learn, Work, and Play. The new structure became effective January 1, 2017.

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

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Graco®, Holmes®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Tigex®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products; home environment products and durable beverage containers
Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and a variety of support products for schools
Work	Mapa®, Quickie®, Rainbow®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products
Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities
Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, vacuum cleaning systems and gaming products

Summary of Significant 2017 Activities

•	In January 2017, the Company acquired Smith Mountain, a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand.

•	During 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands, its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands.

•	In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $872 million aggregate principal amount of its senior notes (see “Capital Resources”).

•	In April 2017, the Company redeemed the remaining amount of approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 (see “Capital Resources”).

•	In April 2017, the Company acquired New Zealand based Sistema Plastics, a leading provider of food storage and beverage containers in Australia, New Zealand, U.K, and parts of Europe.

•	During the first quarter of 2017, the Company announced a new reporting framework aligned to the New Growth Game Plan with 5 segments (Live; Learn; Work; Play; Other) and 4 Regions (North America; Latin America; Europe, Middle East, Africa; Asia Pacific).

•	In July 2017, Jarden Corporation (“Jarden”) entered into settlement agreements with certain former holders of Jarden common stock who were exercising their right to judicial appraisal under Delaware law. Pursuant to the settlement agreements, in exchange for withdrawing their respective demands for appraisal and a full and final release of all claims, among other things, the settling petitioners received the original merger consideration provided for under the merger agreement, excluding any and all other benefits, including, without limitation the right to accrued interest, dividends, and/or distributions (see Footnote 18 of the Notes to Condensed Consolidated Financial Statements).

•	On July 14, 2017, the Company sold its Winter Sports business.

•	In September 2017, the Company announced that it is reinstating its Stock Repurchase Program (“SRP”) that the Company voluntarily suspended in the fourth quarter of 2015, in association with the Jarden Acquisition.

•	In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance.

Acquisitions

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Live segment from the date of acquisition.

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

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. The impairment charge is comprised of a $12.6 million charge related to the impairment of goodwill and a $46.5 million charge related to the impairment of other intangible assets. The Company recorded a pre-tax loss on sale of $48.0 million driven by funding the business’ working capital needs and withholding taxes between June 30, 2017 and July 14, 2017, which is included in other expense (income), net in condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. Based on the consideration, during the nine months ended September 30, 2017, the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Company directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $771 million, which is included in other (income) expense, net for the nine months ended September 30, 2017.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, not for the nine months ended September 30, 2016.

Ongoing Restructuring Initiatives

After the completion of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of the completion of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion). This new corporate strategy is called the New Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid Inc. (“Newell Rubbernaid”) from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company is simplifying and aligning its businesses around two key activities — Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company is: (i) further streamlining its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) investing in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reducing operational and manufacturing complexity in its Learn segment; and (iv) further streamlining its distribution and transportation functions. Under the April 2015 Expansion, the Company is further implementing additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.

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

Impact of Hurricanes and Market Conditions

During the third quarter, Hurricane Harvey significantly disrupted a large part of the U.S. resin manufacturing supply chain. The Company anticipates resin supply availability issues to result in manufacturing disruptions on some of its U.S. manufactured resin-based products and expects these conditions to persist through the fourth quarter of 2017 and resin inflation to build through the balance of 2017 and into 2018.

Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$3,678.2	$3,954.6	$(276.4)	(7.0)%
Cost of products sold	2,410.5	2,679.8	(269.3)	(10.0)

Gross margin	1,267.7	1,274.8	(7.1)	(0.6)
Selling general and administrative expenses (“SG&A”)	905.5	937.9	(32.4)	(3.5)
Restructuring costs	38.4	13.0	25.4	195.4
Impairment of goodwill, intangibles and other assets	0.4	—	0.4	NMF

Operating income	323.4	323.9	(0.5)	(0.2)
Interest expense, net	116.2	124.5	(8.3)	(6.7)
Other (income) expense, net	41.6	(0.7)	42.3	NMF

Income before taxes	$165.6	$200.1	$(34.5)	(17.2)

NMF — Not meaningful

The decrease in net sales for the three months ended September 30, 2017 was primarily due the divestitures of the Tools, Décor, Lehigh, firebuilding and Winter Sports businesses (the “Divestitures”). Favorable foreign currency had a less than 1% impact on a period-over-period basis.

The change in cost of products sold for the three months ended September 30, 2017, was primarily due to the inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $145 million), the impact of the Divestitures (approximately $236 million) and synergy benefits, partially offset by the impact of acquisitions (approximately $41 million) and the cost of sales impact of a slight decrease in margins. Reported gross margin was 34.5% versus 32.2% in the prior year period, partly due to increased commodity cost inflation and negative product mix.

The change in SG&A for the three months ended September 30, 2017 was primarily due the impact of the Divestitures (approximately $76 million) and synergy savings, partially offset by an increase in integration costs (approximately $39 million), as well as and higher advertising, promotion and e-commerce investment.

The restructuring costs for the three months ended September 30, 2017 and 2016 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily related to the Jarden Acquisition.

Consolidated operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 8.8% and 8.2%, respectively. The change was driven by the aforementioned 2016 inventory step-up charge related to the Jarden Acquisition and the benefits of synergies and productivity, partially offset by slight decrease in margins.

The decrease in interest expense for the three months ended September 30, 2017, was primarily due to lower average debt levels versus the same prior year period. The weighted average interest rate for the three months ended September 30, 2017 and 2016 was approximately 4.0% and 3.7%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended September 30,				Three Months Ended September 30,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$1,483.3	$1,450.2	$33.1	2.3%	$173.1	$136.1	$37.0	27.2%
Learn	642.0	637.8	4.2	0.7	67.7	124.3	(56.6)	(45.5)
Work	738.2	726.9	11.3	1.6	122.6	116.8	5.8	5.0
Play	610.6	596.5	14.1	2.4	68.5	3.6	64.9	NMF
Other	204.1	543.2	(339.1)	(62.4)	25.1	46.2	(21.1)	(45.7)
Corporate	—	—	—	—	(95.2)	(90.1)	(5.1)	(5.7)
Restructuring	—	—	—	—	(38.4)	(13.0)	(25.4)	(195.4)

	$3,678.2	$3,954.6	$(276.4)	(7.0)	$323.4	$323.9	$(0.5)	(0.2)

Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016

Live

The increase in net sales for the three months ended September 30, 2017 was primarily due to acquisitions (approximately 4.1%) and strong growth in the baby gear category, partially offset by softness in the Appliance and Cookware category in the U.S., in part due to lost distribution in the mass channel.

Operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 11.7% and 9.4%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $58 million), partially offset by the impact of incremental integration costs and a charge related to the bankruptcy of a leading baby retail customer.

Learn

The increase in net sales for the three months ended September 30, 2017 was primarily due to a slight increase in the Writing business with growth in Elmer’s glue sales, largely offset by weakness in other writing categories partly due to inventory destocking, and a slight increase in the Jostens business, mostly due to championship ring sales.

Operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 10.5% and 19.5%, respectively. The decrease was primarily driven by the unfavorable impact of mix within the Writing business due to the growth within Elmer’s and increased integration costs, partially offset by cost savings and synergies.

Work

The increase in net sales for the three months ended September 30, 2017 was primarily due to growth in the Waddington business, in part due to continued market share growth in the food packaging market, partially offset by declines in certain other categories.

Operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 16.6% and 16.1%, respectively. The increase was primarily driven by a decrease in SG&A, partially offset by a slight decrease in gross margins, which is in part due to the negative impact of resin inflation, partially offset by cost savings and synergies.

Play

The increase in net sales for the three months ended September 30, 2017 was primarily due to growth generated primarily by the Coleman, Beverage, Fishing and Team Sports categories, in part due to increased demand at certain mass market retailers, improved E-commerce and promotional activity, partially offset by a decline in the Technical Apparel category.

Operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 11.2% and 0.6%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge primarily related to the Jarden Acquisition (approximately $57 million), sales growth and the benefit of cost savings and synergies.

Other

The decrease in net sales for the three months ended September 30, 2017 was primarily due to impact of the Divestitures.

Operating income as a percentage of net sales for the three months ended September 30, 2017 and 2016 was approximately 12.3% and 8.5%, respectively. The change was affected by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $28 million) and the impact of the Divestitures.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$10,999.1	$9,128.1	$1,871.0	20.5%
Cost of products sold	7,138.9	6,252.0	886.9	14.2

Gross margin	3,860.2	2,876.1	984.1	34.2
Selling general and administrative expenses	2,790.5	2,247.4	543.1	24.2
Restructuring costs	82.2	41.7	40.5	97.1
Impairment of goodwill, intangibles and other assets	85.0	—	85.0	NMF

Operating income	902.5	587.0	315.5	53.7
Interest expense, net	353.0	280.6	72.4	25.8
Loss on extinguishment of debt	32.3	47.1	(14.8)	(31.4)
Other (income) expense, net	(709.1)	(162.7)	(546.4)	335.8

Income before taxes	$1,226.3	$422.0	$804.3	190.6

NMF — Not meaningful

The increase in net sales for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately 24%) and growth in the underlying businesses (approximately 1%), primarily in the Learn and Play segments partially offset by the Divestitures (approximately 8%). Foreign currency impacts on a period-over-period basis were not material.

The change in cost of products sold for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $1.6 billion), partially offset by inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $471 million) and the impact of the Divestitures (approximately $376 million). Reported gross margin was 35.1% versus 31.5% percent in the prior year. The change was primarily due to the impact of the inventory step-up charge recorded in the prior period and the benefits of synergies and productivity, partially offset by the negative mix effects related to the Jarden Acquisition.

The change in SG&A for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $674 million) and increased investment related to brand development, E-commerce and insights, partially offset by the impact of the Divestitures (approximately $175 million) and benefits of synergies and productivity. Additionally, the increase in integration costs (approximately $90 million) was mostly offset by a decrease in certain labor-related costs.

The restructuring costs for the nine months ended September 30, 2017 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily relate to the Jarden Acquisition. The majority of the restructuring costs incurred during the nine months ended September 30, 2016 relate to Project Renewal.

Consolidated operating income as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately 8.2% and 6.4%, respectively. The change was primarily driven by the aforementioned inventory step-up charge related to the Jarden Acquisition, the impact of increased net sales and the benefits of synergies and productivity, partially offset by the negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, E-commerce and insights, as well as costs associated with the delivery of synergies, and the acquisition-related increase in amortization of intangibles.

The increase in interest expense for the nine months ended September 30, 2017 was primarily due to higher average debt levels versus the same prior year period. The weighted average interest rate for the nine months ended September 30, 2017 and 2016 was approximately 4.1% and 3.6%, respectively.

See Footnote 13 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$3,828.7	$2,895.3	$933.4	32.2%	$326.9	$170.6	$156.3	91.6%
Learn	2,222.5	1,934.4	288.1	14.9	460.4	442.4	18.0	4.1
Work	2,089.6	1,642.3	447.3	27.2	306.0	184.5	121.5	65.9
Play	2,020.6	1,342.6	678.0	50.5	213.8	3.7	210.1	NMF
Other	837.7	1,313.5	(475.8)	(36.2)	(16.4)	89.2	(105.6)	(118.4)
Corporate	—	—	—	—	(306.0)	(261.7)	(44.3)	(16.9)
Restructuring	—	—	—	—	(82.2)	(41.7)	(40.5)	(97.1)

	$10,999.1	$9,128.1	$1,871.0	20.5	$902.5	$587.0	$315.5	53.7

Nine Months Ended September 30, 2017 versus the Nine Months Ended September 31, 2016

Live

The increase in net sales for the nine months ended September 30, 2017 was primarily due to acquisitions (approximately 32%) and strong growth in the baby gear category, partially offset by softness in the Fresh Preserving and Appliance and Cookware categories.

Operating income as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately 8.5% and 5.9%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $158 million), partially offset by the negative mix impact of the Jarden Acquisition, as well as the impact of incremental promotional activity.

Learn

The increase in net sales for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition (approximately 10%) and an increase in sales in the Writing business, in part due to increases in Elmer’s glue sales, partially offset by decreases in other Writing categories due to inventory reductions at certain mass market retailers and a decline in the Fine Art category, due in part to lower promotion levels than prior year.

Operating income as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately 20.7% and 22.9%, respectively. The decrease was primarily driven by the mix impact of the Jarden Acquisition, as well as the unfavorable impact of product mix due to the growth within the Writing business, increased advertising and promotion costs, and fire-related losses at a Writing warehouse in Mexico, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $53 million).

Work

The increase in net sales for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition (approximately 26%), and growth in the Safety and Security and Waddington categories in part due to timing of promotions at a certain mass market retailer and continued market share growth in the food packaging market, partially offset by revenue declines in the commercial distributor channel.

Operating income as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately 14.6% and 11.2%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $65 million), partially offset by a slight decrease in gross margins primarily due to the mix impact of the Jarden Acquisition.

Play

The increase in net sales for the nine months ended September 30, 2017 was primarily due to the Jarden Acquisition (approximately 48%) with the balance of growth generated primarily by the Beverage, Coleman, Fishing and Team Sports categories, primarily due to increased demand, partially offset by a decline in the Technical Apparel category.

Operating income as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately 10.6% and 0.3%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $148 million).

Other

The decrease in net sales for the nine months ended September 30, 2017 was primarily due to impact of the Divestitures (approximately 55%), partially offset by the Jarden Acquisition (approximately 21%).

Operating income (loss) as a percentage of net sales for the nine months ended September 30, 2017 and 2016 was approximately (2.0%) and 6.8%, respectively. The change was affected by an increase in the impairment of goodwill, intangibles and other assets (approximately $70 million), the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $48 million), the impact of the Divestitures, and other costs that are primarily related to assets held for sale.

Liquidity and Capital Resources

Liquidity

At September 30, 2017, the Company had cash and cash equivalents of $792 million, of which approximately $731 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share, to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for the nine months ended September 30, 2017 and 2016 (in millions):

	2017	2016	Increase (Decrease)
Cash provided by (used in) operating activities	$(58.0)	$848.7	$(906.7)
Cash provided by (used in) investing activities	1,183.4	(8,673.9)	9,857.3
Cash provided by (used in) financing activities	(971.7)	8,231.4	(9.203.1)
Currency effect on cash and cash equivalents	51.1	(11.0)	62.1

Increase in cash and cash equivalents	$204.8	$395.2	$(190.4)

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by (used in) operations for the nine months ended September 30, 2017 is in part due to operating cash flows that were unusually high in 2016 driven by substantial benefits that do not repeat in the current year related to the Jarden Acquisition, including the absence of seasonal cash outflows prior to the transaction; an increase in cash interest paid (approximately $153 million); an increase in make-whole interest and fees related to the extinguishment of debt (approximately $34 million); an increase in integration-related costs (approximately $125 million); an increase in cash taxes paid (approximately $115 million) and unfavorable working capital movements, which reflect the typical seasonal build of inventories and receivables in advance of key second half drive periods and new product launches.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities was primarily due to a decrease in cash used for the acquisition of businesses, net of cash acquired (approximately $8 billion), primarily due to the Jarden Acquisition and a $1.9 billion increase in the proceeds from the sale of businesses. For the nine months ended September 30, 2017, capital expenditures were $293 million versus $288 million for the same prior year period.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities was primarily due to the decrease in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt (approximately $9.8 billion), an increase in cash dividends paid (approximately $80 million) and cash paid to the dissenting shareholders (approximately $162 million), partially offset by the period-over-period increase in the net change in short-term debt (approximately $870 million).

Capital Resources

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers, the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.7% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the first quarter of 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

In April 2017, the Company redeemed the remaining approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 for total consideration, excluding accrued interest of approximately $195 million. As a result of this debt extinguishment, the Company recorded a loss on the extinguishment of debt of $4.5 million during the second quarter of 2017, primarily comprised of prepayment premiums, partially offset by the write-off of a deferred gain on previously terminated interest rate swaps.

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At September 30, 2017, there were no amounts outstanding under the Facility and net availability was approximately $1.2 billion.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 and bears interest at a margin over a variable interest rate (the “Securitization Facility”). At September 30, 2017, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At September 30, 2017, net availability under the Facility was approximately $177 million.

The Company was not in default of any of its debt covenants at September 30, 2017.

In September 2017, the Company announced that it is reinstating its SRP that the Company voluntarily suspended in the fourth quarter of 2015 in association with the Jarden Acquisition. During the nine months ended September 30, 2017, the Company did not repurchase any shares under the SRP. At September 30, 2017, approximately $256 million remains available under the SRP. On November 2, 2017, the Company announced that its Board of Directors approved an extension and expansion to the Company’s existing SRP. Under the updated SRP, the Company is authorized to repurchase up to $1.0 billion of its outstanding shares through the end of 2020. The expansion is incremental to the amount remaining under the previous SRP, which was scheduled to expire at the end of 2017. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

At September 30, 2017, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At September 30, 2017, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain former dissenting shareholders in full settlement of their claims.

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

Fair Value Hedges

At September 30, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% Senior Subordinated Notes due 2020 and $250 million of principal on the 4.0% Senior Subordinated Notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of September 30, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $161 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in accumulated other comprehensive income (“AOCI’) and an amount is reclassified out of AOCI into other (income) expense, net, in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2017, the Company had approximately $448 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2017, the Company had approximately $2.7 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2017. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of September 30, 2017 (in millions):

September 30, 2017
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$(17.2)
Foreign currency contracts	(12.2)
Fair value hedges:
Interest rate swaps	(3.6)
Derivatives not designated as effective hedges:
Foreign currency contracts	(30.2)
Commodity contracts	0.1

Total	$(63.1)

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors, and when appropriate, valuations performed by independent third party appraisers.

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily, trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the third quarter, which coincides with the Company’s annual planning process), or more frequently if facts and circumstances warrant. In 2017, the Company adopted authoritative accounting guidance that requires that goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value (not to exceed the carrying amount of goodwill), which removes Step 2 of the goodwill impairment test that required a hypothetical purchase price allocation to calculate an impairment.

The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. As a result of the integration of businesses from the Jarden Acquisition and related changes to management, the Company identified 18 reporting units, comprising the Company’s five operating segments. The Company performed its annual goodwill impairment testing as of July 1, 2017, at which date the Company’s total goodwill was $10.5 billion. Additionally, the carrying value of the Company’s indefinite-lived intangible assets was approximately $10.2 billion as of the July 1, 2017.

The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The qualitative approach, which was only applied to a portion of the Company’s reporting units, assesses various factors including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). Due to changes in the Company’s reportable segments resulting from the integration of businesses from the Jarden acquisition and significant future projected synergies, the Company proceeded directly to quantitative impairment testing for nearly all its reporting units.

Both qualitative and quantitative goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The Company uses various valuation methods, such as the discounted cash flow and market multiple methods. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The market multiple methodology involves estimating value based on the trading multiples for comparable public companies. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Valuation multiples are calculated for the comparable companies based on daily trading prices. A comparative analysis between the reporting unit and the public companies forms the basis for the selection of appropriate risk-adjusted multiples. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the reporting unit and other comparable companies are engaged.

The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For the majority of the other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing.

The testing of unamortizable intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of unamortizable intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

While some of the Company’s businesses experienced a revenue decline and decreased profitability in 2017, the Company believes that its long-term growth strategy coupled with projected synergies and cost savings resulting from the Jarden Acquisition supports its fair value conclusions. For both goodwill and indefinite-lived intangible assets, the recoverability of these amounts is dependent upon achievement of the Company’s projections and the execution of key initiatives related to revenue growth and improved profitability.

As a result of the 2017 annual impairment testing, the enterprise value of all of the Company’s reporting units except the Winter Sports reporting unit exceeded their carrying values by more than approximately 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.

The Company’s Winter Sports reporting unit was a business held for sale as of the impairment testing date. During the second quarter of 2017, the Company entered into a definitive agreement to sell the business and used the estimated purchased price (approximately $200 million, net of working capital adjustments) to approximate the enterprise value of the Winter Sports reporting unit. Since the carrying value exceeded the estimated enterprise value of the Winter Sports reporting unit, the Company recorded an impairment charge for goodwill and other intangible assets during second quarter of 2017.

As a result of the annual impairment test of indefinite-lived intangibles assets as of July 1, 2017, the Company determined that none of the indefinite-lived intangible assets were impaired. Should projected revenues and cash flows not be achieved, estimated fair values could be reduced to below carrying values resulting in potential future material non-cash impairment charges.

The estimated fair values for certain trade names within the Live and Other segments exceeded their carrying values by less than a 10% threshold. This primarily relates to trade names from the recent Jarden acquisition that were valued using the relief from royalty method and those tradenames with projected cashflows that are similar to the initial projection amounts used within the initial valuation.

The Company performed the quantitative impairment test for a trade name with a carrying value of $2.0 billion within the Appliances & Cookware reporting unit, noting the fair value exceeded the carrying value by $175 million, or approximately 9%. The Company concluded that this trade name is not impaired. However, a 100 basis point increase in the discount rate used would have resulted in an impairment of approximately $165 million, or approximately 8%.

In addition, the Company performed the quantitative impairment test for a trade name with a carrying value of $208 million within the Food reporting unit, noting the fair value exceeded the carrying value by $4.7 million, or approximately 2%. The Company concluded that this trade name is not impaired. However, a 100 basis point increase in the discount rate used would have resulted in an impairment of approximately $32 million, or approximately 15%, and a 100 basis point decrease in the royalty rate used would have resulted in an impairment of approximately $38 million, or approximately 18%.

The Company also performed the quantitative impairment test for a trade name with a carrying value of $81.0 million within the Gaming reporting unit, noting the fair value exceeded the carrying value by $6.2 million, or approximately 8%. The Company concluded that this trade name is not impaired. However, a 100 basis point increase in the discount rate used would have resulted in an impairment of approximately $10 million, or approximately 12%, and a 100 basis point decrease in the royalty rate used would have resulted in an impairment of approximately $11 million, or approximately 14%.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings, foreign exchange rates, labor inflation, and industry growth.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. As for all of the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future. Additionally, there are significant synergy savings projected for the Company as a result of the Jarden Acquisition.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	our dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of our customers;

•	our ability to improve productivity, reduce complexity and streamline operations;

•	our ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to our substantial indebtedness, a potential increase in interest rates or changes in our credit ratings;

•	our ability to complete planned acquisitions and divestitures, to integrate Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions;

•	changes in the prices of raw materials and sourced products and our ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to our foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of our key information technology systems or related controls;

•	future events that could adversely affect the value of our assets and require impairment charges;

•	the impact of United States and foreign regulations on our operations, including environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	our ability to protect intellectual property rights;

•	significant increases in the funding obligations related to our pension plans; and

other factors listed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including, but not limited to our Annual Report on Form 10-K, as filed with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2017.

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	—	$—	—	$255,912,000
August	8,230	50.50	—	$255,912,000
September	—	—	—	$255,912,000

Total	8,230	50.50	—

(1)	Under the Company’s SRP, the Company may repurchase shares of its common stock through 10b5-1 automatic trading plans, discretionary market purchases, privately negotiated transactions or a combination thereof. In September 2017, the Company announced that it is reinstating its SRP that the Company voluntarily suspended in the fourth quarter of 2015, in association with the Jarden Acquisition. The Company did not repurchase any shares under the SRP during the three months ended September 30, 2017. On November 2, 2017, the Company announced that its Board of Directors approved an extension and expansion to the Company’s existing SRP. Under the updated SRP, the Company is authorized to repurchase up to $1.0 billion of its outstanding shares through the end of 2020. The expansion is incremental to the amount remaining under the previous SRP, which was scheduled to expire at the end of 2017.

(2)	All shares purchased by the Company during the three months ended September 30, 2017 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*	Amendment No. 3 dated as of July 24, 2017 to the Loan and Servicing Agreement and Waiver, dated October 3, 2016, among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto.

10.2†	First Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, dated August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017).

10.3†	Separation Agreement and General Release, dated as of August 24, 2017, by and between Newell Brands Inc. and Fiona C. Laird (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2017).

10.4*	Amendment No. 3 dated as of October 31, 2017, to the Receivables Contribution and Sale Agreement, among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lending and each Managing Agent party thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date: November 8, 2017	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: November 8, 2017	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer