Form 10-K
period 2017-12-31
NEWELL BRANDS INC
filed 2018-03-01
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017	COMMISSION FILE NUMBER 1-9608

NEWELL BRANDS INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

221 River Street Hoboken, New Jersey	07030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 610-6600

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 485.2 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2018. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2017) beneficially owned by non-affiliates of the Registrant was approximately $25.7 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

“Newell Brands” or the “Company” refers to Newell Brands Inc. (formerly, Newell Rubbermaid Inc.) alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we,” “us” or “our,” it refers to the Company and its subsidiaries unless the context otherwise requires. The Company was founded in Ogdensburg, New York in 1903 and is incorporated in Delaware. The Company’s principal executive office is located at 221 River Street, Hoboken, New Jersey 07030, and the Company’s telephone number is 201-610-6600.

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

During 2017, the Company continued to execute the Growth Game Plan, the multi-year strategy that was updated in late 2016 for the new broader portfolio. The Growth Game Plan enables the simplification of the organization and frees up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The changes being implemented in the execution of the Growth Game Plan are considered key enablers to building a more profitable and cash flow generative company, with global reach.

As part of the Growth Game Plan, the Company has transformed from a holding company to an operating company, consolidating its 32 business units into 16 global divisions while investing to extend its design, innovation, brand development and E-commerce capabilities across a broader set of categories. The new global divisions are the key commercial nodes in the Company, including a Global E-commerce division with responsibility for all E-commerce activity across the enterprise. The divisions generally align to the four areas of strategic focus for the Company of Live, Learn, Work, and Play. The new structure became effective January 1, 2017.

During 2017, the Company acquired Smith Mountain, a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand; Sistema Plastics, a leading provider of food storage and beverage containers in Australia, New Zealand, U.K, and parts of Europe; and Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance.

During 2016, the Company committed to plans to divest several other businesses and brands to strengthen the portfolio to better align and focus the portfolio for growth and margin development. To that end, during 2017 the Company sold its Tools business, its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business, its triathlon apparel business under the Zoot® and Squadra® brands and its Winter Sports business.

In January 2018, Newell Brands announced that it will explore a series of strategic initiatives to accelerate its transformation plan, improve operational performance, reduce debt and leverage and enhance shareholder value. The Company is planning on focusing its portfolio on core consumer divisions. The Company is exploring strategic options for industrial and commercial product assets, including Waddington, Process Solutions, Rubbermaid Commercial Products and Mapa, as well as several smaller consumer businesses, including Rawlings, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. The accelerated transformation plan would significantly reduce operational and systems complexity, exposure to economic cycles and resin commodities and focus the Company’s remaining portfolio on leading brands in global consumer-facing categories that can leverage Newell Brands’ advantaged capabilities in brands, innovation, design and E-commerce.

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

During 2016, the Company launched the Growth Game Plan, which is its strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The changes being implemented in the execution of the Growth Game Plan are considered key enablers to building a bigger, faster-growing, more global and more profitable company.

The Growth Game Plan encompasses the following strategic elements:

The Newell Brands Vision

The Newell Brands vision for the Company is grounded in three core characteristics of the business: its geographic reach with sales in nearly 200 countries and territories, its presence in a broad set of large growing household product categories, and its portfolio of leading brands that make a difference in the lives of consumers every day. The Company asserts that it impacts lives through the broad geographic reach of its business system, through its category presence and leading brands that touch consumers at home, in school, at work, and where they play. The Company’s vision is that Newell Brands makes life better for hundreds of millions of consumers every day, where they live, learn, work, and play.

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

Organizational Structure

Newell Brands makes life better for hundreds of millions of consumers every day, where they live, learn, work, and play. The Company achieves this impact through its leading portfolio of brands, its commitment to further strengthen those brands, and by deploying its brands to new markets around the world. In order to align reporting with the Company’s Growth Game Plan strategy and organization structure, effective January 1, 2017, Newell Brands is reporting its financial results in five segments as Live, Learn, Work, Play and Other. All prior periods have been reclassified to conform to the current reporting structure. For financial information about segments, please see the information provided in Footnote 18 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Chesapeake Bay Candle®, Crock-Pot®, FoodSaver®, Graco®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sistema®, Sunbeam®, Tigex®, WoodWick®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and custom commemorative jewelry and academic regalia

Work	Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, vacuum cleaning systems and gaming products

Live

The Live segment manufactures or sources, markets and distributes a diverse line of household products. Kitchen appliances and home environment products are primarily sold under the Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Sistema® and Sunbeam® trademarks. Aluminum and stainless steel cookware and bakeware are sold under the Calphalon® trademark. The Live segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name. Home fragrance products are primarily sold under the Chesapeake Bay Candle®, WoodWick® and Yankee Candle® trademark. Baby gear and infant care and health products are sold under the Baby Jogger®, Graco®, NUK® and Tigex® trademarks. Home storage products are sold under the Sistema® and Rubbermaid® trademark. The Live segment also utilizes an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions.

The Live segment primarily markets its products directly to club, department store, drug/grocery, mass merchant, specialty retailers and distributors, as well as our Yankee Candle retail stores.

Learn

The Company’s Learn segment includes the Writing and Fine Writing businesses, which have market share growth potential by further building strong brands like Sharpie®, Paper Mate®, and Expo® and deploying the portfolio into new geographies. The Elmer’s®, Labeling and Fine Writing businesses focus investment on innovation and brand support in existing markets. The Writing business designs, manufactures or sources and distributes writing instruments, adhesives, cutting products and labeling solutions, primarily for use in business and the home. The Segment’s largest writing instrument factory is based in the U.S.A (Tennessee). Permanent/waterbase markers, dry erase markers, highlighters and art supplies are primarily sold under the Sharpie®, Expo®, Sharpie® Accent®, Prismacolor® and Mr. Sketch® trademarks. Ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies are primarily sold under the Paper Mate®, InkJoy®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America and certain areas in Latin America), Sharpie®, Mongol® and Liquid Paper® trademarks. Activity-based adhesives and cutting products are primarily sold under the Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd. used with permission) and X-Acto® trademarks. Fine writing instruments are primarily sold under the Parker®, Waterman® and Rotring® trademarks. The Writing business’s on-demand labeling solutions are primarily sold under the Dymo® Office trademark. Additionally, the Learn segment also includes the Company’s Jostens business, which provides a product portfolio of high-quality class and championship rings and other jewelry, caps and gowns, diplomas, varsity jackets, yearbooks and other accessories.

The Learn segment generally markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, travel retail, on-line and other retailers. The Jostens business markets and sells in the academic and achievement channel, under which we primarily serve U.S. high schools, colleges and universities, marketing and selling products to administrators, students and their parents. Jostens relies primarily on a network of independent sales representatives to sell its scholastic products in K-12 schools and an internal sales team to sell products to colleges and universities.

Work

The Work segment offers a broad portfolio of cleaning and commercial brands, including Rubbermaid®, Rubbermaid Commercial Products®, Quickie®, Spontex® and MAPA® that are found in homes, hospitals, schools, stadiums and other commercial settings. The Work segment’s Waddington business is a major global packaging manufacturer and marketer serving the foodservice, bakery, deli, produce and confectionary markets whose products include containers, serving ware, drinkware and cutlery; and upscale disposable plastic products.

The Work segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers.

Play

The Play segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities, and primarily sells its products under the Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, and Shakespeare® trademarks. The businesses within the Play segment, such as camping, fishing and technical apparel, invest and innovate in brands in existing markets within the Growth Game Plan.

The Play segment primarily markets its products directly to club, department store, drug/grocery, mass merchant, sporting goods and specialty retailers and distributors.

Other

The Other segment manufactures, markets and distributes a wide variety of plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging under Jarden Plastic Solutions. The Jarden Applied Materials business produces specialty nylon polymers, conductive fibers and monofilament used in various products. Jarden Zinc Products business manufactures a line of industrial zinc products marketed globally for use in the architectural, automotive, construction, electrical component and plumbing markets. The Other segment’s largest factory is based in the U.S.A. (South Carolina). The Other segment also sells beauty products, vacuum cleaning systems and gaming products.

The Other segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers. The zinc products business is the sole source supplier of copper-plated zinc penny blanks to the United States Mint and a major supplier to the Royal Canadian Mint, as well as a supplier of brass, bronze and nickel-plated finishes on steel and zinc for coinage to other international markets.

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

Foreign Operations

Information regarding the Company’s 2017, 2016 and 2015 foreign operations and financial information by geographic area is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.

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

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all of the finished goods for a product line. In particular, certain businesses within the Company’s Live segment rely on third-party manufacturers for substantially all of their products. Specifically, the Baby division has a single source of supply for products that comprise a majority of sales and which owns the intellectual property for many of those products.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks include Sharpie®, Paper Mate®, Elmer’s®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Goody®, Calphalon®, Graco®, Baby Jogger®, Aprica®, Bionaire®, Coleman®, Crock-Pot®, First Alert®, FoodSaver®, Health o Meter®, Marmot®, Mr. Coffee®, Oster®, Quickie®, Rawlings®, Rival®, Shakespeare®, Stearns®, Sistema®, Sunbeam® and Yankee Candle®.

Customers/Competition

The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, craft stores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors, e-commerce companies and Yankee Candle retail stores. Additionally, we distribute our Jostens and Waddington products through the academic and achievement channel and foodservice channel, respectively. The dominant share of the market represented by large mass merchandisers, together with consumer shopping patterns, contributes to a market environment in which dominant multi-category retailers and e-commerce companies have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through selling prices.

Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers and e-commerce companies to import generic products directly from foreign sources and to source and sell products, under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that carry candles.

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

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Walmart (which includes Sam’s Club), accounted for approximately 13.7%, 13.5% and 10.9% of net sales in 2017, 2016 and 2015, respectively, across substantially all segments. The Company’s top-ten customers in 2017 included (in alphabetical order): amazon, Bed, Bath & Beyond, Costco, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us and Walmart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

The Company’s research and development efforts focus on developing new, differentiated and innovative products to meet consumers’ needs. The Company’s product development efforts begin with consumer insights. The Company has consolidated its consumer marketing and insight capabilities into a global center of excellence and is investing further to strengthen these capabilities. The Company continues to invest to strengthen its product design, research and development capabilities and has consolidated its design and innovation capabilities into a global center of excellence. The Company’s enhanced marketing and insight and research and development capabilities have been leveraged to implement a new ideation process throughout the business, resulting in idea fragments that feed the development of product concepts.

Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Employees

As of December 31, 2017, the Company had approximately 49,000 employees worldwide. Approximately 12,000 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

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

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company’s principal customers are large retailers such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The dominant share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and products tailored to each of their unique requirements, requiring suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors, combined with the overall economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. For example, the Company’s results in 2017 were impacted negatively by the reorganization filing of a major customer in the Baby division within the Live segment. In particular, a loss of, or a failure by, one of the Company’s large customers could adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s sales are dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

The Company’s customer base is relatively fragmented. Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchases by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices or by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand could have an adverse effect on the Company’s gross profit margins and operating income.

The Company depends on a continuous flow of new orders from large, high-volume retail customers; however, the Company may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to:

•	reduce lead times for product delivery, which may require the Company to increase inventories and could impact the timing of reported sales;

•	improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third-party suppliers; and

•	adopt technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID technology, which may have substantial implementation costs.

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

The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. The Company is currently in the process of delivering the cost synergies related to the acquisition of Jarden. Both efforts are global initiatives designed to reduce the complexity of the organization and increase investment in the Company’s most significant growth platforms. Project Renewal and the Company’s cost saving plans associated with the Jarden integration may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. In addition, such initiatives require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. It is also possible that other major productivity and streamlining programs may be required in the future.

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

An increase in interest rates could have a material adverse effect on the Company’s business.

While the vast majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable and interest rate increases on this portion of the company’s debt could have a material adverse effect on the Company’s business. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, in both December 2015 and December 2016, the U.S. Federal Reserve raised its benchmark interest rate, each time by a quarter of a percentage point. In 2017, the U.S. Federal Reserve again raised its benchmark interest rate in March, June and December, each time by a quarter of a percentage point. While it is unclear whether such action over the last three years suggests a change in previous monetary policy positions, any such change or market expectation of such change may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth and profitability could be adversely impacted.

The Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully remain important factors in the Company’s future growth. In 2017, the Company completed the acquisitions of Sistema Plastics, a New Zealand-based provider of food storage containers primarily under the Sistema® brand, Smith Mountain Industries, a provider of home fragrance products, primarily under the WoodWick® Candle and Chesapeake Bay Candle® brands, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance. In April 2016, the Company completed the acquisition of Jarden Corporation, which had recently acquired Jostens, Inc. and Waddington Group Inc. The Company’s ability to successfully integrate these or any other acquired business is dependent upon its ability to identify suitable acquisition candidates, integrate and manage product lines that have been acquired, obtain anticipated cost savings and operating income improvements within a reasonable period of time, assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, and manage unanticipated demands on the Company’s management, operational resources and financial and internal control systems. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and access to credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital. The Company may not successfully manage these or other risks it may encounter in acquiring and integrating a business or product line, which could have a material adverse effect on its business.

Circumstances associated with divestitures and product line exits could adversely affect the Company’s results of operations and financial condition.

The Company continually evaluates the performance and strategic fit of its businesses and products. In June 2016, the Company completed the sale of its Décor business, which comprised its Levolor® and Kirsch® window coverings brands. In March 2017, the Company completed the sale of its Tools business which comprised the Irwin® Lenox® and hilmor® brands. In July 2017, the Company completed the sale of its Winter Sports business, which included the Völkl® and K2® brands. In the third quarter of 2017, the Company completed the sale of the remaining portions of its Rubbermaid® consumer storage totes business. The Company may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. On January 25, 2018, the Company announced that it will explore a series of strategic initiatives to accelerate its transformation plan, improve operational performance and enhance shareholder value. The components of that plan include exploring the sale of a number of the industrial, commercial and small consumer businesses such as Waddington; Process Solutions; Rubbermaid Commercial Products; Mapa; Rawlings; Goody; Rubbermaid Outdoor, Closet, Refuse and Garage; and US Playing Cards. A decision to divest or discontinue a business or product may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner and prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

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

Pricing and availability of raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. For example, in 2017 the Company’s results were negatively impacted by raw material and transportation cost inflation and shortages resulting from hurricanes in the United States. This volatility can significantly affect the availability and cost of raw materials, energy, transportation and other supplies and services for the Company, and may, therefore, have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Some of the products the Company manufactures require particular types of glass, metal, paper, plastic, resin, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing the Company’s products. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The ability of third-party suppliers to timely deliver finished goods and/or raw materials, and the ability of the Company’s own facilities to timely deliver finished goods, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions affecting manufacturers and/or shippers. Any adverse change in the Company’s relationships with its third-party suppliers, the financial condition of third-party suppliers, the ability of third-party suppliers to manufacture and deliver outsourced parts or products on a timely basis, or the Company’s ability to import products from third-party suppliers or its own facilities could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment in recent years. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, certain businesses in the Baby division have a single source of supply for products that comprise a majority of their sales and which owns intellectual property rights in respect of many of those products. Should any of these single source suppliers fail to manufacture sufficient supply, go out of business or discontinue a particular component, the Company may not be able to find alternative vendors and suppliers in a timely manner, if at all. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company.

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

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of the Company’s products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of laws and regulations, including the Foreign Corrupt Practices Act, tax laws, accounting standards, trade protection measures and import and export licensing requirements, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights;

•	increases in duties and taxation;

•	restrictions on transfer of funds and/or exchange of currencies;

•	expropriation of assets or forced relocations of operations; and

•	other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by host countries.

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

The financial position and results of operations of many of the Company’s international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in the Company’s financial statements. The strengthening of the U.S. Dollar against these foreign currencies ordinarily has a negative impact on the Company’s reported sales, operating margin and operating income (and conversely, the weakening of the U.S. Dollar has a positive impact). For the year ended December 31, 2017, foreign currency favorably affected reported sales by $34 million compared to prior year; however, the volatility of foreign exchange rates is unpredictable and could materially adversely affect the Company’s operating results.

The Company realizes margin impacts from changes in foreign currency because the Company’s costs for produced and sourced products are largely denominated in U.S. Dollars, and the Company’s international operations generally sell the Company’s products at prices denominated in local currencies. When local currencies decline in value relative to the U.S. Dollar in the regions in which the Company sells products whose costs are denominated in U.S. Dollars, the Company’s international businesses would need to increase the local currency sales prices of the products and/or reduce costs through productivity or other initiatives in order to maintain the same level of profitability. The Company may not be able to increase the selling prices of its products in its international businesses due to market dynamics, competition or otherwise and may not realize cost reductions through productivity or other initiatives. As a result, gross margins and overall operating results of the Company’s international businesses would be adversely affected when the U.S. Dollar strengthens.

The Company has been adversely impacted by developments in Venezuela, including the significant devaluations of the Venezuelan Bolivar that have occurred in recent years, the declining availability of U.S. Dollars and the implementation of pricing and exchange controls in Venezuela. As of December 31, 2015, the Company determined that it no longer could exercise control over the operations of its Venezuela subsidiary. Accordingly, the Company deconsolidated its Venezuela subsidiary on December 31, 2015 and recorded a pretax charge of $173 million.

Future government actions, including but not limited to, currency devaluations, import authorization controls, foreign exchange controls, price or profit controls or expropriation or other forms of government take-over, could adversely impact the Company’s business, results of operations, cash flows and financial condition.

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

As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. If these or other tax regulations should change, the Company’s financial results could be materially impacted. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

The Company may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing remediation obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Footnote 19 of the Notes to the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of these and other environmental-related matters.

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

As a manufacturer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act of 1972, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Transportation Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. If the Company were required to remove, or it voluntarily removed, its products from the market, the Company’s reputation could be tarnished and the Company might have large quantities of finished products that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products.

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

See Footnote 19 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of these and other regulatory and litigation-related matters.

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

The Company’s credit ratings impact the cost and availability of future borrowings and, accordingly, the Company’s cost of capital. The Company’s credit ratings reflect each rating organization’s opinion of its financial strength, operating performance and ability to meet its debt obligations. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s Investor Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), which would reduce the Company’s senior debt below investment-grade, would increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. Specifically, the interest rate payable on Notes issued in March 2016 are subject to adjustment from time to time if either Moody’s or Standard & Poor’s downgrades (or subsequently upgrades) its rating assigned to the Notes, though the interest on these notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in ratings by either credit Rating Agency), if such Notes become rated “Baa1” or higher by Moody’s and “BBB+” or higher by Standard & Poors, in each case with stable or positive outlook. In addition, in the event of a reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations could also affect the Company’s pension and postretirement plan expenses and funding requirements.

The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, the Company could be required to make larger contributions. The equity markets can be very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase the Company’s required contributions in the future and adversely impact its liquidity.

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

Damage to the Company’s reputation could have an adverse effect on the Company’s business.

Maintaining the Company’s strong reputation with consumers and suppliers worldwide is critical to the Company’s continued success. Adverse publicity about the Company, its brands, corporate practices, or any other issue that may be associated with the Company, whether or not deserved, could jeopardize that reputation. Such adverse publicity could come from traditional sources such as government investigations or public or private litigation, but may also arise from negative comments on social media regarding the Company or its brands. Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition, as well as require resources to repair the harm.

Governmental investigations or actions by other third parties could have a material adverse effect on management and the Company’s business operations.

The Company is subject to various federal, state and foreign laws and regulations. Responding to governmental investigations or actions by regulatory bodies may be both time-consuming and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations. The impact of these and other investigations and lawsuits could have a material adverse effect on the Company’s financial position and results of operations.

A deterioration in labor relations could adversely impact the Company’s global business.

As of December 31, 2017, the Company had approximately 49,000 employees, 12,000 of whom are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions representing Company employees and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all, all of which may have a material adverse effect on the business of the Company.

A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources and could potentially result in adverse consequences under certain of our debt documents and other agreements.

On February 8, 2018, Starboard Value and Opportunity Master Fund Ltd. (“Starboard”) delivered a letter to us nominating 10 director candidates for election to the Board at our 2018 annual meeting of shareholders (the “2018 Annual Meeting”). If Starboard is successful, it is possible that Starboard-nominated directors could constitute a majority of the Board following the 2018 Annual Meeting.

A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and could result in potential operational disruption. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

If Starboard is able to replace a majority of our existing Board members, such a substantial Board turnover may constitute a change of control for purposes of our indentures and notes issued thereunder. In such event, absent amendment, consent or other action, certain outstanding series of our debt may require that we make a change of control offer at 101% of the principal amount thereof plus accrued interest if the change of control is accompanied by a rating event, which generally would require, among other things, a downgrade of our debt rating below investment grade by two of the three rating agencies within specified time periods. In addition, a change of control under these notes could, absent amendment, consent or other action, trigger a termination event under our securitization facility. In the event Starboard proceeds with its threatened election contest, the Company and its Board will evaluate what amendments, consents, determinations or technical actions could or should be made to address the potential adverse consequences to the Company from a potential change of control with respect to any outstanding indebtedness.

Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under employment security agreements we have with our executive management, as well as our 2013 Incentive Plan and equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, either immediately or conditioned upon a qualifying termination that occurs within 24 months of any such change of control.

The occurrence of any of the foregoing events could adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in leased office space in Hoboken, New Jersey, Atlanta, Georgia, Boca Raton, Florida and Norwalk, Connecticut. The Company owns or leases and operates 48 facilities in North America and 50 facilities outside North America that are primarily used for manufacturing. The Company also owns or leases and operates 102 facilities in North America and 48 facilities outside North America that are primarily used as regional distribution centers and warehouses.

At December 31, 2017, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses encompassing approximately 36 million square feet. We lease or own international facilities encompassing approximately 17 million square feet primarily in Asia, Canada, Europe and Latin America.

Aside from the principal properties described above, the Company leases many offices worldwide for sales and administrative purposes. The Company leases approximately 595 Yankee Candle retail stores retail stores worldwide.

In general, our properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 7 of the Notes to Consolidated Financial Statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also, see Footnote 12 of the Notes to Consolidated Financial Statements, Commitments, to our Consolidated Financial Statements, which discloses the Company’s operating lease commitments.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	57	Chief Executive Officer
Mark S. Tarchetti	42	President
William A. Burke III	57	Executive Vice President, Chief Operating Officer
Ralph J. Nicoletti	60	Executive Vice President, Chief Financial Officer
Bradford R. Turner	45	Chief Legal and Administrative Officer and Corporate Secretary

Michael B. Polk has been the Chief Executive Officer of the Company since April 2016 and served as President and Chief Executive Officer from July 2011 to April 2016. He joined the Company’s Board of Directors in November 2009. Prior to joining the Company, Mr. Polk was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent 16 years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific; President, Biscuits and Snacks Sector; and was a member of the Kraft Foods Management Committee. Mr. Polk also serves as a director of Colgate-Palmolive Company.

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

William A. Burke III has been Executive Vice President, Chief Operating Officer since January 2017 and served as President, Jarden Group from April 2016 to January 2017. Prior to this role, he served as Executive Vice President from January 2016 to March 2016; Executive Vice President and Chief Operating Officer from October 2012 to December 2015; President, Newell Professional from January 2012 to September 2012; President, Tools, Hardware & Commercial Products from January 2009 through December 2011; and, President, Tools and Hardware from December 2007 to January 2009. Prior to these roles, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1982 through 2002, he served in a variety of positions with The Black & Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.

Ralph J. Nicoletti has been Executive Vice President and Chief Financial Officer since June 2016. Prior to this role, he served as Executive Vice President and Chief Financial Officer of Tiffany & Company from April 2014 to May 2016. From June 2011 to March 2014, he served as Chief Financial Officer of Cigna Corporation. From February 2007 to May 2011, he served as Executive Vice President and Chief Financial Officer of Alberto Culver. Prior to that time, he held various senior finance positions at Kraft Foods, including Senior Vice President of Finance of Kraft Foods North America. Mr. Nicoletti also serves as a director of Arthur J. Gallagher (an Insurance and Risk Management broker).

Bradford R. Turner has been Chief Legal and Administrative Officer and Corporate Secretary since August 2017 and served as Chief Legal Officer and Corporate Secretary from April 2016 to August 2017. Prior to this role, he served as Senior Vice President, General Counsel and Corporate Secretary from March 2015 to March 2016. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel—Office Products from June 2007 to October 2011.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (symbol: NWL). As of January 31, 2018, there were 10,954 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	Common Stock Price
	2017		2016
	High	Low	High	Low
First Quarter	$50.17	$43.43	$45.57	$33.26
Second Quarter	55.08	45.19	49.49	43.11
Third Quarter	54.19	40.88	55.45	47.07
Fourth Quarter	43.99	27.46	53.22	44.24

The Company has paid regular cash dividends on its common stock since 1947. For 2017 and 2016, the Company paid a quarterly cash dividend of $0.23 and $0.19 per share, respectively, in each quarter. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2012 through December 31, 2017 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the DJ Consumer Goods Index, assuming a $100 investment made on December 31, 2012. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2017:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	—	$—	—	$1,255,912,000
November	5,021,545	30.40	5,013,110	$1,103,593,000
December	3,347	31.03	—	$1,103,593,000

Total	5,024,892	30.40	5,013,110

(1)	Under the Company’s Stock Repurchase Program (the “SRP”), the Company may repurchase shares of its common stock through 10b5-1 automatic trading plans, discretionary market purchases, privately negotiated transactions or a combination thereof. In September 2017, the Company announced that it is reinstating its SRP that the Company voluntarily suspended in the fourth quarter of 2015, in association with the Jarden Acquisition. On November 2, 2017, the Company announced that its Board of Directors approved an extension and expansion to the Company’s existing SRP. Under the updated SRP, the Company was authorized to repurchase up to approximately $1.26 billion of its outstanding shares through the end of 2020. The updated SPR amount of approximately $1.26 billion consists of the $256 million remaining under the previous SPR which was scheduled to expire at the end of 2017 and the new authorization of $1.0 billion approved by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial data relating to the Company. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2017 (1)	2016 (1)	2015 (1)	2014	2013
STATEMENTS OF OPERATIONS DATA (2) (3)
Net sales	$14,742.2	$13,264.0	$5,915.7	$5,727.0	$5,607.0
Cost of products sold	9,652.9	8,865.2	3,611.1	3,523.6	3,482.1

Gross profit	5,089.3	4,398.8	2,304.6	2,203.4	2,124.9
Selling, general and administrative expenses	3,669.1	3,221.1	1,573.9	1,480.5	1,399.5
Pension settlement charge (gain)	(2.4)	2.7	52.1	65.4	—
Restructuring costs, net (4)	111.9	74.9	77.2	52.8	110.3
Impairment of goodwill, intangibles and other assets	85.0	—	—	—	—

Operating income	1,225.7	1,100.1	601.4	604.7	615.1
Interest expense, net	468.9	404.5	79.9	60.4	60.3
Loss on extinguishment of debt	32.3	47.6	—	33.2	—
Venezuela deconsolidation charge	—	—	172.7	—	—
Other expense (income), net	(704.5)	(166.5)	11.3	49.0	18.5

Income before income taxes	1,429.0	814.5	337.5	462.1	536.3
Income tax expense (benefit)	(1,319.8)	286.0	78.2	89.1	120.0

Income from continuing operations	2,748.8	528.5	259.3	373.0	416.3
Income (loss) income from discontinued operations	—	(0.7)	90.7	4.8	58.3

Net income	$2,748.8	$527.8	$350.0	$377.8	$474.6

Earnings per share:
Basic:
Income from continuing operations	$5.65	$1.25	$0.96	$1.35	$1.44
Income from discontinued operations	—	—	0.34	0.02	0.20

Net income	$5.65	$1.25	$1.30	$1.37	$1.64

Diluted:
Income from continuing operations	$5.63	$1.25	$0.96	$1.34	$1.43
Income from discontinued operations	—	—	0.33	0.02	0.20

Net income	$5.63	$1.25	$1.29	$1.36	$1.63

Dividends	$0.88	$0.76	$0.76	$0.66	$0.60
BALANCE SHEET DATA
Inventories, net	$2,498.8	$2,116.0	$721.8	$708.5	$684.4
Working capital (5)	1,761.2	3,192.5	504.9	403.6	551.9
Total assets	33,135.5	33,837.5	7,259.5	6,564.3	5,967.8
Short-term debt, including current portion of long-term debt	662.8	601.9	388.8	397.4	174.8
Long-term debt, net of current portion	9,889.6	11,290.9	2,669.1	2,084.5	1,661.6
Total stockholders’ equity	14,181.3	11,384.4	1,826.4	1,854.9	2,075.0

(1)	Supplemental data regarding 2017, 2016 and 2015 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	The results of Chesapeake Bay Candle, Sistema Plastics, Smith Mountain Industries, Jarden Corporation, Elmer’s Products, Inc., Baby Jogger Holdings, Inc., bubba brands, inc. and Ignite Holdings, LLC are included from their dates of acquisition of September 2017, April 2017, January 2017, April 2016, October 2015, December 2014, October 2014 and September 2014, respectively.
(3)	The results of the Company’s winter sports business, Tools business, Décor business and Rubbermaid® medical cart business were included up until their dates of disposition of July 2017, March 2017, June 2016 and August 2015, respectively. Also, at various dates during 2017, the Company sold a number of smaller businesses, including its Rubbermaid® consumer storage totes business, its Teutonia® stroller business, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands whose results were included up until their respective dates of disposition.
(4)	Restructuring costs include employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.
(5)	Working capital is defined as current assets less current liabilities.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)	Total
2017
Net sales	$3,266.3	$4,054.6	$3,678.2	$3,743.1	$14,742.2
Gross profit	$1,117.2	$1,475.3	$1,267.7	$1,229.1	$5,089.3
Income from continuing operations	$638.5	$223.0	$234.4	$1,652.9	$2,748.8
Income from discontinued operations	—	—	—	—	—

Net income	$638.5	$223.0	$234.4	$1,652.9	$2,748.8

Earnings per share (1):
Basic:
Income from continuing operations	$1.32	$0.46	$0.48	$3.39	$5.65
Income from discontinued operations	—	—	—	—	—

Net income	$1.32	$0.46	$0.48	$3.39	$5.65

Diluted:
Income from continuing operations	$1.31	$0.46	$0.48	$3.38	$5.63
Income from discontinued operations	—	—	—	—	—

Net income	$1.31	$0.46	$0.48	$3.38	$5.63

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Total
2016
Net sales	$1,314.9	$3,858.6	$3,954.6	$4,135.9	$13,264.0
Gross profit	$505.6	$1,095.7	$1,274.8	$1,522.7	$4,398.8
Income from continuing operations	$40.3	$135.8	$186.5	$165.9	$528.5
Income (loss) from discontinued operations	0.2	(0.6)	—	(0.3)	(0.7)

Net income	$40.5	$135.2	$186.5	$165.6	$527.8

Earnings per share (1):
Basic:
Income from continuing operations	$0.15	$0.30	$0.39	$0.34	$1.25
Income from discontinued operations	—	—	—	—	—

Net income	$0.15	$0.30	$0.39	$0.34	$1.25

Diluted:
Income from continuing operations	$0.15	$0.30	$0.38	$0.34	$1.25
Income from discontinued operations	—	—	—	—	—

Net income	$0.15	$0.30	$0.38	$0.34	$1.25

(1)	Earnings per share calculations each quarter are based on weighted average number of shares outstanding each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.
(2)	As a result of the Tax Cuts and Jobs Act in the United States, during the fourth quarter of 2017, the Company recorded a deferred tax benefit of $1.5 billion due to statutory tax rate changes and an $87.2 million tax benefit to reverse the Company’s deferred tax liability on historical Jarden earnings, partially offset by a $195 million tax expense relating to a mandatory repatriation tax.
(3)	During the fourth quarter of 2016, the Company recorded deferred tax expense of $164 million associated with the book and tax basis difference related to the pending Tools divestiture, partially offset by a deferred tax benefit of $40.0 million due to statutory tax rate changes in France related to Jarden acquired intangible assets.

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

During 2017, the Company continued to execute the Growth Game Plan, the multi-year strategy that was updated in late 2016 for the new broader portfolio. The Growth Game Plan enables the simplification of the organization and frees up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The changes being implemented in the execution of the Growth Game Plan are considered key enablers to building a more profitable and cash flow generative company, with global reach.

As part of the Growth Game Plan, the Company has transformed from a holding company to an operating company, consolidating its 32 business units into 16 global divisions while investing to extend its design, innovation, brand development and E-commerce capabilities across a broader set of categories. The new global divisions are the key commercial nodes in the Company, including a Global E-commerce Division with responsibility for all E-commerce activity across the enterprise. The divisions generally align to the four areas of strategic focus for the Company of Live, Learn, Work, and Play. The new structure became effective January 1, 2017.

In 2017, the Company focused and strengthened its portfolio by completing seven divestitures and three bolt-on acquisitions in the Food Storage and Home Fragrance categories. In the second half of 2017 and throughout 2018, the Company has focused and will focus on strengthening the organization, cash generation and delivering on the cost saving agenda.

In January 2018, Newell Brands announced that it will explore a series of strategic initiatives to accelerate its transformation plan, improve operational performance and enhance shareholder value. The Company is exploring strategic options for industrial and commercial product assets, including Waddington, Process Solutions, Rubbermaid Commercial Products and Mapa, as well as the smaller consumer businesses, including Rawlings, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. Execution of these strategic options would significantly reduce operational complexity and focus the Company’s remaining portfolio on leading brands in global consumer-facing categories that can leverage Newell Brands’ advantaged capabilities in brands, innovation, design and E-commerce.

Organizational Structure

Newell Brands makes life better for hundreds of millions of consumers every day, where they live, learn, work, and play. The Company achieves this impact through its leading portfolio of brands, its commitment to further strengthen those brands, and by deploying these to new markets around the world. In order to align reporting with the Company’s Growth Game Plan strategy and organization structure, effective January 1, 2017, Newell Brands is reporting its financial results in five segments as Live, Learn, Work, Play and Other. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products

Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Chesapeake Bay Candle®, Crock-Pot®, FoodSaver®, Graco®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Sistema®, Tigex®, Woodwick®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and custom commemorative jewelry and academic regalia

Work	Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, vacuum cleaning systems and gaming products

Summary of Significant 2017 Activities

•	In January 2017, the Company acquired Smith Mountain, a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand.

•	During 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands, its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business, its triathlon apparel business under the Zoot® and Squadra® brands and its Winter Sports business.

•	In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $872 million aggregate principal amount of its senior notes (see “Capital Resources”).

•	In April 2017, the Company redeemed the remaining amount of approximately $187 million aggregate principal amount of its 6.25% senior notes due 2018 (see “Capital Resources”).

•	In April 2017, the Company acquired New Zealand based Sistema Plastics, a leading provider of food storage and beverage containers in Australia, New Zealand, U.K, and parts of Europe.

•	During the first quarter of 2017, the Company announced a new reporting framework aligned to the Growth Game Plan with 5 segments (Live; Learn; Work; Play; Other) and 4 Regions (North America; Latin America; Europe, Middle East, Africa; Asia Pacific).

•	In July 2017, Jarden Corporation (“Jarden”) entered into settlement agreements with certain former holders of Jarden common stock who were exercising their right to judicial appraisal under Delaware law. Pursuant to the settlement agreements, in exchange for withdrawing their respective demands for appraisal and a full and final release of all claims, among other things, the settling petitioners received the original merger consideration provided for under the merger agreement, excluding any and all other benefits, including, without limitation the right to accrued interest, dividends, and/or distributions (see Footnote 19 of the Notes to Consolidated Financial Statements).

•	In September 2017, the Company announced that it was reinstating its Stock Repurchase Program (“SRP”) that the Company voluntarily suspended in the fourth quarter of 2015, in association with the Jarden Acquisition. In November 2017, the Company extended and expanded its existing SRP, whereby the Company is authorized to repurchase up to approximately $1.26 billion of its outstanding shares through the end of 2020 (see “Capital Resources”).

•	In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance.

Acquisitions

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Live segment from the date of acquisition.

In April 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Live segment from the date of acquisition.

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition.

2016 Activity

On April 15, 2016, the Company acquired Jarden for total consideration of $18.7 billion including cash paid, shares issued and debt assumed, net of cash acquired (“the Jarden Acquisition”). The total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of the Company’s common stock. The Jarden Acquisition was accounted for using the purchase method of accounting, and accordingly, Jarden’s results of operations are included in the Company’s results of operations since the acquisition date. Jarden was a leading, global consumer products company with leading brands such as Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, Marmot®, Yankee Candle® and many others. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

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

2015 Activity

In October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571 million. Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd. used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. Elmer’s is included in the Learn segment from date of acquisition.

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to customary working capital adjustments. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. The impairment charge is comprised of a $12.6 million charge related to the impairment of goodwill and a $46.5 million charge related to the impairment of other intangible assets. The Company recorded a pre-tax loss on sale of $47.6 million driven by funding the business’ working capital needs and withholding taxes between June 30, 2017 and July 14, 2017, which is included in other expense (income), net in consolidated statement of operations for 2017.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. Based on the consideration received, the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak and were Company directors during 2017.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $768 million, which is included in other (income) expense, net for 2017.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees, of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for 2016.

During 2015, the Company sold Endicia for net proceeds of $209 million resulting in a pretax gain of $154 million which is included in income from discontinued operations, net of tax for 2015. During 2015, the Company ceased operations in its Culinary electrics and retail businesses.

Ongoing Restructuring Initiatives

After the completion of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of the completion of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion). This new corporate strategy is called the Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid Inc. from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company has simplified and aligned its businesses around two key activities — Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company has: (i) further streamlined its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) invested in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reduced operational and manufacturing complexity in its Learn segment; and (iv) further streamlined its distribution and transportation functions. Under the April 2015 Expansion, the Company has further implemented additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. Project Renewal was completed by the end of 2017, and as a result, additional cash payments and savings will be realized thereafter.

See Footnote 5 of the Notes to Consolidated Financial Statements for further information.

Jarden Integration

The Company currently expects to incur up to $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects.

Foreign Currency – Venezuela

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

During 2015 the Venezuelan operations generated 2.2% of consolidated net sales and $51.1 million of the Company’s reported annual operating income.

As a result of deconsolidating its Venezuelan operations, the Company recorded a charge of $173 million in 2015. The charge consisted of the write-off of the Company’s Venezuelan operations’ net assets of $74.7 million, as well as $58.3 million of Venezuela receivable-related assets held by other subsidiaries, resulting in $133 million of total charges associated with the deconsolidation of Venezuela’s net assets. In addition, in accordance with applicable accounting standards for foreign currency and the transition to the cost method for Venezuela’s operations, the Company was required to write-off the currency translation adjustment that arose prior to the application of hyperinflationary accounting in 2010 that was included in other comprehensive loss in equity. The write-off of the currency translation adjustment resulted in a pre-tax charge of $39.7 million.

Impact of Hurricanes and Market Conditions

During the third quarter, Hurricane Harvey significantly disrupted a large part of the U.S. resin manufacturing supply chain. As a result of the disruption, the Company has experienced increased resin and transportation cost inflation.

Results of Operations

Consolidated Operating Results 2017 vs. 2016

	Years Ended December 31,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$14,742.2	$13,264.0	$1,478.2	11.1%
Cost of products sold	9,652.9	8,865.2	787.7	8.9

Gross profit	5,089.3	4,398.8	690.5	15.7
Selling general and administrative expenses (“SG&A”)	3,669.1	3,221.1	448.0	13.9
Pension settlement charge (gain)	(2.4)	2.7	(5.1)	(188.9)
Restructuring costs, net	111.9	74.9	37.0	49.4
Impairment of goodwill, intangibles and other assets	85.0	—	85.0	NMF

Operating income	1,225.7	1,100.1	125.6	11.4
Interest expense, net	468.9	404.5	64.4	15.9
Loss on extinguishment of debt	32.3	47.6	(15.3)	(32.1)
Other (income) expense, net	(704.5)	(166.5)	(538.0)	(323.1)

Income before taxes	$1,429.0	$814.5	$614.5	75.4

NMF – Not meaningful

The increase in net sales for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately 20%), partially offset by divestitures (approximately 8%). Foreign currency impacts on a period-over-period basis were not material.

The change in cost of products sold for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $1.8 billion), partially offset by inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $480 million) and the impact of divestitures (approximately $650 million). Gross margin was 34.5% versus 33.2% percent in 2016. The change was primarily due to the impact of the inventory step-up charge recorded in 2016 and the benefits of synergies and productivity, partially offset by the negative mix effects partially related to the Jarden Acquisition.

The change in SG&A for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $720 million) and increased investment related to brand development, E-commerce and insights, partially offset by the impact of divestitures (approximately $200 million) and benefits of synergies and productivity. Additionally, the decrease in certain labor-related costs was mostly offset by an increase in integration costs.

The restructuring costs for 2017 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily relate to the Jarden Acquisition. The restructuring costs for 2016 related to the Jarden Integration and Project Renewal. See Footnote 5 of the Notes to the Consolidated Financial Statements for further information.

The impairment of goodwill, intangibles and other assets of $85 million consists primarily of the impairment of goodwill and intangible assets from the sale of the Winter Sports business ($59.1 million) and the writedown of carrying values of net assets from the sale of the firebuilding and Teutonia® stroller businesses ($15.3 million).

Consolidated operating income as a percentage of net sales for 2017 and 2016 was approximately 8.3%. The decrease in aforementioned inventory step-up charge related to the Jarden Acquisition, the impact of increased net sales and the benefits of synergies and productivity, as well as a reduction in bonus expense, were mostly offset by the negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, E-commerce and insights, as well as costs associated with the delivery of synergies, the increase in the impairment of goodwill, intangibles and other assets and the acquisition-related increase in amortization of intangibles.

The increase in interest expense for 2017 was primarily due to higher average debt levels versus the same prior year period. The weighted average interest rate for 2017 and 2016 was approximately 4.0% and 3.7%, respectively.

As a result of the Tax Cuts and Jobs Act in the United States, during the fourth quarter of 2017, the Company recorded a deferred tax benefit of $1.5 billion due to statutory tax rate changes in the United States and an $87.2 million tax benefit to reverse the Company’s deferred tax liability on historical Jarden earnings, partially offset by a $195 million tax expense relating to a mandatory repatriation tax. See Footnote 16 of the Notes to Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results 2017 vs. 2016

Net sales and operating income (loss) by segment were as follows for years ended December 31, (in millions, except percentages):

	Net Sales				Operating Income
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Live	$5,553.5	$4,575.1	$978.4	21.4%	$571.6	$475.7	$95.9	20.2%
Learn	2,773.9	2,539.4	234.5	9.2	511.1	540.5	(29.4)	(5.4)
Work	2,794.8	2,369.2	425.6	18.0	415.0	297.5	117.5	39.5
Play	2,583.9	1,871.1	712.8	38.1	264.9	41.3	223.6	541.4
Other	1,036.1	1,909.2	(873.1)	(45.7)	11.0	182.3	(171.3)	(94.0)
Corporate	—	—	—	—	(436.0)	(362.3)	(73.7)	20.3
Restructuring	—	—	—	—	(111.9)	(74.9)	(37.0)	49.4

	$14,742.2	$13,264.0	$1,478.2	11.1	$1,225.7	$1,100.1	$125.6	11.4

Live

The increase in net sales for 2017 was primarily due to acquisitions (approximately 23%) and strong growth in the baby gear category, partially offset by softness in the Appliance and Cookware categories.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 10.3% and 10.4%, respectively. The impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $166 million) and a reduction in bonus expense, was more than offset by the negative mix impact of the Jarden Acquisition, and the acquisition-related increase in amortization of intangibles, as well as the impact of incremental promotional activity.

Learn

The increase in net sales for 2017 was primarily due to the Jarden Acquisition (approximately 9%) and an increase in sales in the Writing business, in part due to increases in Elmer’s glue sales, partially offset by decreases in other Writing categories due to inventory reductions at certain mass market retailers and a decline in the Fine Art category.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 18.4% and 21.3%, respectively. The decrease was primarily driven by the mix impact of the Jarden Acquisition, as well as the unfavorable impact of product mix due to the growth of Elmer’s glue sales within the Writing business, increased advertising and promotion costs, and fire-related losses at a Writing warehouse in Mexico, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $53 million) and a reduction in bonus expense.

Work

The increase in net sales for 2017 was primarily due to the Jarden Acquisition (approximately 18%), and growth in the Safety and Security and Waddington categories.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 14.8% and 12.6%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $65 million), benefits of cost synergies and a reduction in bonus expense.

Play

The increase in net sales for 2017 was primarily due to the Jarden Acquisition (approximately 35%) with the balance of growth generated primarily by the Beverage, Coleman, Team Sports and Technical Apparel categories, primarily due to increased demand.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 10.3% and 2.2%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $148 million), cost synergies, and a reduction in bonus expense.

Other

The decrease in net sales for 2017 was primarily due to impact of divestitures (approximately 55%), partially offset by the Jarden Acquisition (approximately 15%).

Operating income as a percentage of net sales for 2017 and 2016 was approximately 1.1% and 9.5%, respectively. The change was affected by an increase in the impairment of goodwill, intangibles and other assets (approximately $70 million), the impact of divestitures, and other costs that are primarily related to assets held for sale, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $48 million).

Consolidated Operating Results 2016 vs. 2015

	Years Ended December 31,
(in millions)	2016	2015	Increase (Decrease)	% Change
Net sales	$13,264.0	$5,915.7	$7,348.3	124.2%
Cost of products sold	8,865.2	3,611.1	5,254.1	145.5

Gross profit	4,398.8	2,304.6	2,094.2	90.9
Selling general and administrative expenses	3,221.1	1,573.9	1,647.2	104.7
Pension settlement charge	2.7	52.1	(49.4)	(94.8)
Restructuring costs, net	74.9	77.2	(2.3)	(3.0)

Operating income	1,100.1	601.4	498.7	82.9
Interest expense, net	404.5	79.9	324.6	406.3
Loss on extinguishment of debt	47.6	—	47.6	NMF
Venezuela deconsolidation charge	—	172.7	(172.7)	NMF
Other (income) expense, net	(166.5)	11.3	(177.8)	NMF

Income before taxes	$814.5	$337.5	$477.0	141.3

NMF – Not meaningful

The increase in net sales for 2016 was primarily due to the Jarden Acquisition (approximately 123%). Net sales were also favorably impacted by volume growth, pricing and the acquisition of Elmer’s. Net sales were adversely affected by foreign currency, divestitures and the deconsolidation of the Company’s Venezuelan operations on December 31, 2015.

Gross margin as a percentage of net sales for 2016 and 2015 was 33.2% and 39.0% respectively. The decrease was driven primarily by the negative impact of the charge for the inventory step-up related to the Jarden Acquisition (approximately $480 million), foreign currency, the mix effect of the Jarden Acquisition and deconsolidation of Venezuelan operations, partially offset by the benefits of productivity, input cost deflation and pricing.

The increase in SG&A for the for 2016 was primarily due to the Jarden Acquisition. The increase was also driven by $261 million of costs during 2016 associated with the acquisition and integration of Jarden and an increase in incentive-related and other compensation costs. These increases were partially offset by overhead cost savings from Project Renewal, $10.0 million of SG&A costs associated with the Graco product recall during 2015, a $41.5 million decrease in Project Renewal-related SG&A costs, which decreased from $78.0 million for 2015 to $36.5 million for 2016, and the impacts of foreign currency.

Restructuring costs for 2016 primarily related to the integration of Jarden and Project Renewal and consisted mostly of employee severance, termination benefits and employee relocation costs. Restructuring costs for 2015 primarily related to Project Renewal and consisted of $6.7 million of facility and other exit costs, including impairments, $54.9 million of employee severance, termination benefits and employee relocation costs and $15.6 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Consolidated Financial Statements for further information.

Operating income as a percentage of net sales for 2016 and 2015 was 8.3% and 10.2%, respectively. The decrease was primarily attributable to the charge for the inventory step-up related to the Jarden Acquisition (approximately $480 million) and the SG&A costs associated with the acquisition and integration of Jarden (approximately $261 million).

The increase in interest expense, net, for 2016 was primarily due to increased debt levels versus the prior year attributable to the Jarden Acquisition.

Business Segment Operating Results 2016 vs. 2015

Net sales and operating income (loss) by segment were as follows for the years ended December 31, (in millions, except percentages):

	Net Sales				Operating Income
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Live	$4,575.1	$1,416.5	$3,158.6	223.0%	$475.7	$182.3	$293.4	160.9%
Learn	2,539.4	1,792.9	746.5	41.6	540.5	435.2	105.3	24.2
Work	2,369.2	1,186.4	1,182.8	99.7	297.5	125.8	171.7	136.5
Play	1,871.1	293.5	1,577.6	537.5	41.3	30.7	10.6	34.5
Other	1,909.2	1,226.4	682.8	55.7	182.3	136.3	46.0	33.7
Corporate	—	—	—	—	(362.3)	(231.7)	(130.6)	(56.4)
Restructuring	—	—	—	—	(74.9)	(77.2)	2.3	3.0

	$13,264.0	$5,915.7	$7,348.3	124.2%	$1,100.1	$601.4	$498.7	82.9%

Live

The increase in net sales for 2016 was primarily due to the Jarden Acquisition and growth in North America and Asia Pacific due to new product launches and advertising and promotion investment.

Operating income as a percentage of net sales for 2016 and 2015 was approximately 10.4% and 12.9%, respectively. The decrease is primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $166 million) and the negative mix impact of the Jarden Acquisition, partially offset by productivity, product mix, the Graco product recall in 2015 and acquisition costs incurred in the prior year period.

Learn

The increase in net sales for 2016 was primarily due to the Jarden and Elmer’s acquisitions, increased advertising and promotion, robust merchandising efforts, overall innovation-led growth, and volume and distribution gains. Net sales were negatively affected by the deconsolidation of the Venezuelan operations and unfavorable foreign currency translation.

Operating income as a percentage of net sales for 2016 and 2015 was approximately 21.3% and 24.3%, respectively. The decrease is primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $53 million), the mix impact of the Jarden Acquisition and the unfavorable impact of product mix due to the growth within Elmer’s.

Work

The increase in net sales for 2016 was primarily due to the Jarden Acquisition.

Operating income as a percentage of net sales for 2016 and 2015 was approximately 12.6% and 10.6%, respectively. The increase is primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $65 million), partially offset by a slight decrease in gross margins primarily due to the mix impact of the Jarden Acquisition.

Play

The increase in net sales for 2016 was primarily due to the Jarden Acquisition.

Operating income as a percentage of net sales for 2016 and 2015 was approximately 2.2% and 10.5%, respectively. The decrease is primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $148 million).

Other

The increase in net sales for 2016 was primarily due to the Jarden Acquisition (approximately 120%), partially offset by the divestiture of the Décor business (approximately 13%) and sales decline in Latin America in the Tools business due to continuing macroeconomic challenges in Brazil.

Operating income as a percentage of net sales for 2016 and 2015 was approximately 9.5% and 11.1%, respectively. The decrease is primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $48 million), the impact of divestitures, and other costs that are primarily related to assets held for sale.

Liquidity and Capital Resources

At December 31, 2017, the Company had cash and cash equivalents of $486 million, of which approximately $401 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for 2017, 2016 and 2015 (in millions):

				Increase (Decrease)
	2017	2016	2015	2017	2016
Cash provided by operating activities	$932.0	$1,840.4	$592.9	$(908.4)	$1,247.5
Cash provided by (used in) investing activities	1,078.5	(8,824.8)	(649.9)	9,903.3	(8,174.9)
Cash provided by (used in) financing activities	(2,161.6)	7,328.5	145.2	(9,490.1)	7,183.3
Currency effect on cash and cash equivalents	49.3	(31.4)	(12.8)	80.7	(18.6)

Increase (decrease) in cash and cash equivalents	$(101.8)	$312.7	$75.4	$(414.5)	$237.3

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operations for 2017 is in part due to operating cash flows that were unusually high in 2016 driven by substantial benefits that do not repeat in the current year related to the Jarden Acquisition, including the absence of seasonal cash outflows for the legacy Jarden businesses, prior to the transaction; an increase in cash interest paid (approximately $143 million); an increase in make-whole interest and fees related to the extinguishment of debt (approximately $34 million); an increase in integration-related costs (approximately $137 million), an increase in cash taxes paid (approximately $73 million) and unfavorable working capital movements primarily related to the timing of inventory purchases.

The change in net cash provided by operations for 2016 was primarily due to the impact of the operating cash flow attributable to the Jarden Acquisition based on favorable timing of the acquisition during the second quarter, partially offset by higher interest payments associated with higher debt levels resulting from financing the Jarden Acquisition, transaction costs associated with the Jarden Acquisition (approximately $52 million) and higher annual incentive compensation (approximately $32 million) paid in March 2016 relating to the Company’s 2015 performance.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities for 2017 was primarily due to a decrease in cash used for the acquisition of businesses, net of cash acquired (approximately $8 billion), primarily due to the Jarden Acquisition and a $1.9 billion increase in the proceeds from the sale of businesses. For 2017, capital expenditures were $406 million versus $441 million for 2016.

The change in cash provided by (used in) investing activities for 2016 was primarily due to an increase in cash used for the acquisition of businesses, net of cash acquired (approximately $8.1 billion), primarily due to the Jarden Acquisition, partially offset by the cash impact of the 2015 deconsolidation of the Venezuelan operations (approximately $98 million). For 2016, capital expenditures were $441 million versus $211 million for 2015.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities for 2017 was primarily due to the decrease in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt (approximately $9.8 billion) an increase in cash dividends paid (approximately $100 million), an increase in the repurchase of shares of the Company (approximately $152 million) and cash paid to dissenting former Jarden shareholders (approximately $162 million), partially offset by the period-over-period increase in the net change in short-term debt (approximately $753 million).

The change in net cash provided by (used in) financing activities for 2016 was primarily due to the increase in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt (approximately $7.7 billion) and a decrease in the repurchase of common stock (approximately $180 million), partially offset by the period-over-period decrease in the net change in short-term debt (approximately $584 million) and an increase in dividends paid (approximately $122 million).

Capital Resources

In March 2017, the Company commenced the Tender Offers totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers, the Company repurchased approximately $63 million aggregate principal amount of its 6.25% senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.70% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the first quarter of 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

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

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At December 31, 2017, there were no amounts outstanding under the Facility and net availability was approximately $1.2 billion.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At December 31, 2017, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At December 31, 2017, net availability under the Facility was approximately $623 million.

The Company was not in default of any of its debt covenants at December 31, 2017.

In September 2017, the Company announced that it is reinstating its SRP that the Company voluntarily suspended in the fourth quarter of 2015 in association with the Jarden Acquisition. On November 2, 2017, the Company announced that its Board of Directors approved an extension and expansion to the Company’s existing SRP. Under the updated SRP, the Company is authorized to repurchase up to approximately $1.26 billion of its outstanding shares through the end of 2020. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During 2017, the Company repurchased approximately 5 million shares of its common stock under the SRP valued at approximately $152 million. At December 31, 2017, approximately $1.1 billion remains available under the SRP.

At December 31, 2017, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain former dissenting shareholders in full settlement of their claims. At December 31, 2017, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

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

Fair Value Hedges

At December 31, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.70% Senior Subordinated Notes due 2020 and $250 million of principal on the 4.00% Senior Subordinated Notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of December 31, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $160 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in accumulated other comprehensive income (“AOCI’) and an amount is reclassified out of AOCI into other (income) expense, net, in the consolidated statement of operations in the same period that the carrying value of the underlying foreign currency intercompany financing arrangements are remeasured.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2017, the Company had approximately $260 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2017, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2018. Fair market value gains or losses are included in the statements of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of December 31, 2017 (in millions):

December 31, 2017
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$(21.5)
Foreign currency contracts	(4.6)
Fair value hedges:
Interest rate swaps	(7.8)
Derivatives not designated as effective hedges:
Foreign currency contracts	(8.1)
Commodity contracts	0.2

Total	$(41.8)

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2017, and future minimum lease payments for the use of property and equipment under operating lease agreements.

The increase in interest expense, net, for 2016 was primarily due to increased debt levels versus the prior year attributable to the Jarden Acquisition.

The following table summarizes the effect that lease and other material contractual obligations is expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2017. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt (1)	$10,614.8	$671.9	$1,226.0	$1,613.2	$7,103.7
Interest on debt (2)	4,923.3	451.5	790.5	685.5	2,995.8
Operating lease obligations (3)	1,068.3	215.4	318.9	209.3	324.7
Purchase obligations (4)	346.3	245.2	83.8	17.0	0.3
Tax obligations (5)	134.1	8.1	21.4	21.4	83.2

Total (6)	$17,086.8	$1,592.1	$2,440.6	$2,546.4	$10,507.7

(1)	Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2017. For further information relating to these obligations, see Footnote 10 of the Notes to Consolidated Financial Statements.
(2)	Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2017, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2017. For further information, see Footnote 10 of the Notes to Consolidated Financial Statements.
(3)	Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2017. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.
(4)	Primarily consists of purchase commitments with suppliers entered into as of December 31, 2017, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)	Represents the future cash payments related to Tax Cuts and Jobs Act enacted in 2017, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
(6)	Total does not include contractual obligations reported on the December 31, 2017 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $368 million in unrecognized tax benefits as of December 31, 2017 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

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

As of December 31, 2017, the Company had $72.2 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 19 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2017, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Estimates

The Company’s accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

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

Recovery of Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The qualitative approach, which was only applied to a portion of the Company’s reporting units, assesses various factors including, in part, the macroeconomic environment, industry and market specific conditions, financial performance, operating costs and cost impacts, as well as issues or events specific to the reporting unit. If necessary, the next step in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). Due to changes in the Company’s reportable segments resulting from the integration of businesses from the Jarden acquisition and significant future projected synergies, the Company proceeded directly to quantitative impairment testing for nearly all its reporting units.

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

The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. The Company applied this qualitative approach to select indefinite-lived intangible assets. For the majority of the other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing.

The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

As a result of the 2017 annual impairment testing, the enterprise value of all of the Company’s reporting units except the Winter Sports reporting unit exceeded their carrying values by more than approximately 10%; however, changes in business conditions and assumptions could potentially require future adjustments to these asset valuations.

The Company’s Winter Sports reporting unit was a business held for sale as of the impairment testing date. During the second quarter of 2017, the Company entered into a definitive agreement to sell the business and used the estimated purchase price (approximately $200 million, net of working capital adjustments) to approximate the enterprise value of the Winter Sports reporting unit. Since the carrying value exceeded the estimated enterprise value of the Winter Sports reporting unit, the Company recorded an impairment charge for goodwill and other intangible assets during second quarter of 2017.

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

Subsequent Events

In January 2018, the Company announced it is exploring strategic options for its industrial and commercial product assets, including Waddington, Process Solutions, Rubbermaid Commercial Products and Mapa, as well as the smaller consumer businesses, including Rawlings, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. The estimated selling price for each of these businesses is subject to many factors, including but not limited to, the number of potential buyers, buyer’s strategic fit and synergies and nature of the sales transaction. The Company may incur future impairment charges if the carrying value of the business exceeds its estimated sales price.

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

Legal and Environmental Reserves

The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and estimates the probability and amount of loss based on historical experience and estimates of cash flows. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and other matters which are estimated at present value.

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

See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2017 and 2016.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations for the domestic pension plans are as follows: equities approximately 25% to 40%; bonds approximately 20% to 40%; and cash, alternative investments and other, approximately 25% to 45% as of December 31, 2017. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2017, the domestic plan assets were allocated as follows: Equities: approximately 23% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 77%. Cash and other asset levels were higher than normal at December 31, 2017, due to the impending merger of domestic defined benefit pension plans effective January 1, 2018, and the liquidation of certain assets in advance of the merger. These assets were subsequently invested in January 2018 in accordance with the Company’s target asset allocations.

For 2017, 2016 and 2015, the actual return (loss) on plan assets for the Company’s U.S. pension plan assets was approximately $172 million, $71 million and $(14) million, respectively, versus an expected return on plan assets of approximately $73 million, $69 million and $58 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2018 are estimated to be approximately $30 million, compared to approximately $29 million in 2017.

The weighted average expected return on plan assets assumption for 2017 was approximately 4.9% for the Company’s pension plans. The weighted average discount rate at the 2017 measurement date used to measure the pension and postretirement benefit obligations was approximately 3.1% and 3.3%, respectively. A 25 basis points decrease in the discount rate at the 2017 measurement date would increase the pension plans’ projected benefit obligation by approximately $71 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2017 measurement date, the current weighted average healthcare cost trend rate assumption was approximately 6.7%. The current healthcare cost trend rate gradually decreases to an ultimate healthcare cost trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

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

International Operations

For 2017, 2016 and 2015, the Company’s non-U.S. businesses accounted for approximately 29%, 28% and 27% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements).

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-

looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the company will complete any or all of the potential transactions referenced in this Annual Report on Form 10-K. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	Uncertainties regarding future actions that may be taken by Starboard in furtherance of its stated intention to nominate director candidates for election at Newell’s 2018 Annual Meeting;

•	potential operational disruption caused by Starboard’s actions that may make it more difficult to maintain relationships with customers, employees or suppliers;

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to the Company’s substantial indebtedness, a potential increase in interest rates or changes in the Company’s credit ratings;

•	the Company’s ability to effectively accelerate its transformation plan and explore and execute its strategic options;

•	the Company’s ability to complete planned acquisitions and divestitures, to integrate Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions and integration;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems or related controls;

•	future events that could adversely affect the value of the Company’s assets and require impairment charges;

•	the impact of United States and foreign regulations on the Company’s operations, including environmental remediation costs and recently passed tax legislation;

•	the potential inability to attract, retain and develop key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans;

•	the impact of governmental investigations, litigation, deteriorating labor relations and reputational damage on the Company’s business; and

•	other factors listed from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, our Annual Report on Form 10-K.

The information contained in this Annual Report on Form 10-K is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on hypothetical changes in rates and prices.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2017, approximately $1.1 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $9.4 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2017, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $11 million and decrease the fair values of debt by approximately $743 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2017, approximately 29% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro-approximately 8.0%; and Canadian dollar-approximately 5.8%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Newell Brands Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the consolidated financial statements of Newell Brands Inc. as of and for the year ended December 31, 2017 and the effectiveness of Newell Brands Inc.’s internal control over financial reporting as of December 31, 2017. Their integrated audit report is presented herein.

NEWELL BRANDS INC.

Hoboken, New Jersey

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newell Brands Inc. (formerly Newell Rubbermaid Inc.)

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Newell Brands Inc. and subsidiaries for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2015. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Newell Brands Inc. and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia

February 29, 2016, except for the effects of the retrospective adoption of ASU No. 2016-09 related to the consolidated statement of cash flows and Footnotes 5 and 18, as to which the date is March 1, 2018

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

Year Ended December 31,	2017	2016	2015
Net sales	$14,742.2	$13,264.0	$5,915.7
Cost of products sold	9,652.9	8,865.2	3,611.1

Gross profit	5,089.3	4,398.8	2,304.6
Selling, general and administrative expenses	3,669.1	3,221.1	1,573.9
Pension settlement charge (gain)	(2.4)	2.7	52.1
Restructuring costs, net	111.9	74.9	77.2
Impairment of goodwill, intangibles and other assets	85.0	—	—

Operating income	1,225.7	1,100.1	601.4
Non-operating expenses:
Interest expense, net	468.9	404.5	79.9
Loss on extinguishment of debt	32.3	47.6	—
Venezuela deconsolidation charge	—	—	172.7
Other expense (income), net	(704.5)	(166.5)	11.3

Income before income taxes	1,429.0	814.5	337.5
Income tax expense (benefit)	(1,319.8)	286.0	78.2

Income from continuing operations	2,748.8	528.5	259.3
Income (loss) from discontinued operations, net of tax	—	(0.7)	90.7

Net income	$2,748.8	$527.8	$350.0

Weighted average shares outstanding:
Basic	486.7	421.3	269.3
Diluted	488.0	423.1	271.5
Earnings per share:
Basic:
Income from continuing operations	$5.65	$1.25	$0.96
Income (loss) from discontinued operations	—	—	0.34

Net income	$5.65	$1.25	$1.30

Diluted:
Income from continuing operations	$5.63	$1.25	$0.96
Income (loss) from discontinued operations	—	—	0.33

Net income	$5.63	$1.25	$1.29

Dividends per share	$0.88	$0.76	$0.76

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

Year Ended December 31,	2017	2016	2015
Comprehensive income:
Net income	$2,748.8	$527.8	$350.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	289.1	(196.2)	(123.9)
Unrecognized pension and postretirement costs	14.5	22.3	89.4
Derivative financial instruments	(21.9)	(37.1)	(4.9)

Total other comprehensive income (loss), net of tax	281.7	(211.0)	(39.4)

Comprehensive income	$3,030.5	$316.8	$310.6

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except par values)

December 31,	2017	2016
Assets:
Cash and cash equivalents	$485.7	$587.5
Accounts receivable, net	2,674.0	2,746.9
Inventories, net	2,498.8	2,116.0
Prepaid expenses and other	415.5	288.4
Assets held for sale	4.0	1,745.7

Total current assets	6,078.0	7,484.5
Property, plant and equipment, net	1,707.5	1,543.4
Goodwill	10,560.1	10,218.9
Other intangible assets, net	14,236.0	14,111.8
Deferred income taxes	151.2	95.3
Other assets	402.7	383.6

Total assets	$33,135.5	$33,837.5

Liabilities:
Accounts payable	$1,761.6	$1,518.9
Accrued compensation	187.0	365.8
Other accrued liabilities	1,705.4	1,464.9
Short-term debt and current portion of long-term debt	662.8	601.9
Liabilities held for sale	—	340.5

Total current liabilities	4,316.8	4,292.0
Long-term debt	9,889.6	11,290.9
Deferred income taxes	3,307.0	5,082.8
Other noncurrent liabilities	1,440.8	1,787.4

Total liabilities	18,954.2	22,453.1
Commitments and contingencies (footnote 19)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2017 and 2016)	—	—
Common stock (800 authorized shares, $1.00 par value 508.1 shares and 504.8 shares issued at December 31, 2017 and 2016, respectively)	508.1	504.8
Treasury stock, at cost (22.9 and 22.3 shares at December 31, 2017 and 2016, respectively):	(573.5)	(545.3)
Additional paid-in capital	10,362.0	10,144.2
Retained earnings	4,611.2	2,289.9
Accumulated other comprehensive loss	(763.1)	(1,044.8)

Stockholders’ equity attributable to parent	14,144.7	11,348.8
Stockholders’ equity attributable to noncontrolling interests	36.6	35.6

Total stockholders’ equity	14,181.3	11,384.4

Total liabilities and stockholders’ equity	$33,135.5	$33,837.5

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Year Ended December 31,	2017	2016	2015
Cash flows from operating activities:
Net income	$2,748.8	$527.8	$350.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	635.6	437.2	171.6
Impairment of goodwill, intangibles and other assets	85.0	—	—
Net gain from sale of businesses	(713.0)	(161.1)	(154.2)
Loss on extinguishment of debt	(1.9)	47.6	—
Non-cash restructuring charges	—	23.7	6.7
Deferred income taxes	(1,781.8)	33.4	(7.2)
Stock-based compensation expense	70.9	63.9	29.2
Pension settlement charge (gain)	(2.4)	2.7	52.1
Venezuela deconsolidation charge	—	—	172.7
Other, net	11.0	21.0	32.5
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	288.7	(324.5)	(33.8)
Inventories	(350.4)	784.6	(97.8)
Accounts payable	211.0	282.0	20.3
Accrued liabilities and other	(269.5)	102.1	50.8

Net cash provided by operating activities	932.0	1,840.4	592.9

Cash flows from investing activities:
Proceeds from sale of divested businesses	2,106.9	227.2	214.8
Acquisitions and acquisition-related activity	(634.3)	(8,635.2)	(573.7)
Capital expenditures	(406.2)	(441.4)	(211.4)
Cash related to deconsolidation of Venezuela operations	—	—	(97.5)
Other investing activities	12.1	24.6	17.9

Net cash provided by (used in) investing activities	1,078.5	(8,824.8)	(649.9)

Cash flows from financing activities:
Net short-term debt	111.8	(641.4)	(57.0)
Proceeds from issuance of debt, net of debt issuance costs	—	9,414.6	594.6
Payments on long-term debt	(1,512.2)	(1,100.0)	—
Repurchase of shares of common stock	(152.4)	—	(180.4)
Cash dividends	(428.6)	(328.6)	(206.3)
Payments to dissenting shareholders	(161.6)	—	—
Repurchase of restricted shares for vesting, net of option proceeds	(18.6)	(16.1)	(5.7)

Net cash provided by (used in) financing activities	(2,161.6)	7,328.5	145.2

Exchange rate effect on cash and cash equivalents	49.3	(31.4)	(12.8)

Increase (decrease) in cash and cash equivalents	(101.8)	312.7	75.4
Cash and cash equivalents at beginning of period	587.5	274.8	199.4

Cash and cash equivalents at end of period	$485.7	$587.5	$274.8

Supplemental non-cash disclosures:
Common stock issued for Jarden Acquisition	$—	$9,480.3	$—
Debt assumed, at fair value, in the Jarden Acquisition	—	1,198.7	—
Supplemental disclosures — cash paid for:
Income taxes, net of refunds	261.8	189.2	54.7
Interest	459.4	316.0	82.9

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2014	$288.7	$(493.1)	$739.0	$2,111.2	$(794.4)	$1,851.4	$3.5	$1,854.9
Comprehensive income	—	—	—	350.0	(39.4)	310.6	—	310.6
Cash dividends on common stock	—	—	—	(206.3)	—	(206.3)	—	(206.3)
Stock-based compensation and other	3.3	(30.0)	74.2	0.1	—	47.6	—	47.6
Common stock purchased and retired	(4.5)	—	(11.8)	(164.1)	—	(180.4)	—	(180.4)

Balance at December 31, 2015	$287.5	$(523.1)	$801.4	$2,090.9	$(833.8)	$1,822.9	$3.5	$1,826.4
Comprehensive income	—	—	—	527.8	(211.0)	316.8	—	316.8
Cash dividends on common stock	—	—	—	(328.6)	—	(328.6)	—	(328.6)
Stock-based compensation and other	3.4	(22.2)	76.4	(0.2)	—	57.4	32.1	89.5
Equity issued for acquisition	213.9	—	9,266.4	—	—	9,480.3	—	9,480.3

Balance at December 31, 2016	$504.8	$(545.3)	$10,144.2	$2,289.9	$(1,044.8)	$11,348.8	$35.6	$11,384.4
Comprehensive income	—	—	—	2,748.8	281.7	3,030.5	—	3,030.5
Cash dividends on common stock	—	—	—	(427.5)	—	(427.5)	—	(427.5)
Stock-based compensation and other	8.3	(28.2)	365.2	—	—	345.3	1.0	346.3
Common stock purchased and retired	(5.0)	—	(147.4)	—	—	(152.4)	—	(152.4)

Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1

Description of Business and Significant Accounting Policies

Description of Business

Newell Brands is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Jostens®, Marmot®, Rawlings®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Waddington and Yankee Candle®. The Company’s multi-product offering consists of well-known, name brand consumer and commercial products. Effective January 1, 2017, the Company changed its reporting structure and began reporting its financial results in five business segments: Live, Learn, Work, Play and Other (See Footnote 18 for additional information). All prior periods have been reclassified to conform to the current reporting structure.

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of the Company and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates

The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Actual results could differ from those estimates.

Other Items

The Company holds a 23.4% investment in Sprue Aegis (“Sprue”). During the year ended December 31, 2017 and 2016, the Company’s related party sales to Sprue were $33.5 million and $23.2 million, respectively.

During the year ended December 31, 2017 and 2016, the income attributable to non-controlling interests was $2.7 million and $2.0 million, respectively. During the twelve months ended December 31, 2017, the Company provided notification to Sprue of its election to terminate the distribution agreement on March 31, 2018.

Concentration of Credit Risk

The Company sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.

The Company evaluates the collectability of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are also reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

The Company sells gift cards to customers in its retail stores, third-party retail stores and through consumer direct operations. Gift cards do not have an expiration date. At the point of sale of a gift card, the Company records deferred revenue. Gift card revenue is recognized when the gift card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote (“gift card breakage”). Gift card breakage income is recognized in proportion to the actual redemption of gift cards based on the Company’s historical redemption pattern and is included in net sales in the Company’s Consolidated Statements of Operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $587 million, $431 million and $214 million in 2017, 2016 and 2015, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $224 million, $188 million and $113 million in 2017, 2016 and 2015, respectively.

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

Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statement of Operations. Foreign currency transaction net losses for 2017, 2016 and 2015 were $11.0 million, $2.2 million and $17.9 million, respectively.

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

During the year ended December 31, 2015, the Venezuelan operations generated 2.2% of consolidated net sales and $51.1 million of the Company’s reported annual operating income, respectively.

As a result of deconsolidating its Venezuelan operations, the Company recorded a charge of $173 million in 2015. The charge consisted of the write-off of the Company’s Venezuelan operations’ net assets of $74.7 million, as well as $58.3 million of Venezuela receivable-related assets held by other subsidiaries, resulting in $133 million of total charges associated with the deconsolidation of Venezuela’s net assets. In addition, in accordance with applicable accounting standards for foreign currency and the transition to the cost method for Venezuela’s operations, the Company was required to write-off the currency translation adjustment that arose prior to the application of hyperinflationary accounting in 2010 that was included in other comprehensive loss in equity. The write-off of the currency translation adjustment resulted in a pre-tax charge of $39.7 million.

Since the Company holds all of the equity interests but does not have the power to direct the activities that most significantly affect the Venezuelan entity’s economic performance, the Company considers the Venezuelan entity a variable interest entity for which the Company is not the primary beneficiary. The Company has determined that the Venezuelan entity’s assets can only be used to settle its obligations. As of December 31, 2017, the Company has no outstanding exposures or commitments with respect to its Venezuelan operations. Further, dividends and payments for intercompany receivables due from the Company’s Venezuelan operations will be recorded as other income upon receipt.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued several amendments and updates to the new revenue standard. As amended, the new revenue standard will replace existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The new revenue standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Company’s nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the new standard on January 1, 2018, using the modified retrospective transition method and applying this approach to those contracts that were not completed as of that date. The Company is substantially complete with its business process reviews and changes to its controls to support recognition and disclosures under the new guidance. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements and mainly expects presentation changes in the balance sheet and income statement from the transition to the new revenue standard, primarily due to reclassifications of certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses, with no impact on net income.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is currently evaluating the effect of the adoption of ASU 2016-02 on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is beginning to evaluate the impact the adoption of ASU 2018-02 will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. The new standard requires: (1) excess tax benefits and tax deficiencies related to share-based awards to be recognized as income tax benefit or expense on a prospective basis in the reporting period in which they vest; (2) excess tax benefits from share-based payment arrangements to be presented within operating activities and withholding tax payments upon vesting of restricted stock units to be presented within financing activities within the cash flow statement; (3) permits the employer to repurchase more of an employee’s shares for tax withholding purposes and not classify the award as a liability that requires valuation on a mark-to-market basis; and (4) allows for a policy election to account for forfeitures as they occur. The Company adopted this guidance in the first quarter of 2017 and decided to continue its policy of estimating forfeitures. The Company has also elected to retrospectively reclassify the prior year cash flows related to excess tax benefits from share-based payment arrangements from financing activities to operating activities within the consolidated statements of cash flows. The Company adopted this guidance in the first quarter of 2017 and it did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

FOOTNOTE 2

Acquisitions and Mergers

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Live segment from the date of acquisition. Net sales and operating income related to Chesapeake Bay Candle for 2017 were not material to the Company’s consolidated financial statements.

In April 2017, the Company acquired Sistema Plastics (“Sistema”), a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Based on the Company’s independent valuation, the Company allocated the total purchase price, net of cash acquired, to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Based on the purchase price allocation, net of cash acquired, the Company allocated approximately $37 million to identified net assets, $291 million to identified intangible assets and $144 million to goodwill. Sistema is included in the Live segment from the date of acquisition. Net sales and operating income related to Sistema for 2017 were not material to the Company’s consolidated financial statements.

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Live segment from the date of acquisition. Net sales and operating income related to Smith Mountain for 2017 were not material to the Company’s consolidated financial statements.

2016 Activity

On April 15, 2016, Jarden Corporation (“Jarden”) became a direct wholly-owned subsidiary of Newell Brands Inc., as a result of a series of merger transactions (the “Jarden Acquisition”). The Jarden Acquisition was effected pursuant to an Agreement and Plan of Merger, dated as of December 13, 2015 (the “Merger Agreement”), among the Company, Jarden and two wholly-owned subsidiaries of the Company. Following the Jarden Acquisition, the Company was renamed Newell Brands Inc. Jarden was a leading, global consumer products company with leading brands, such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Rawlings®, Jostens®, Marmot® and many others. The Jarden Acquisition enables the Company to scale the enterprise with leading brands in global markets. The scale of the Company in key categories, channels and geographies enables it to deploy its strategy, which includes advantaged development and commercial capabilities, across a larger set of opportunities to generate accelerated growth and margin expansion. The Jarden Acquisition was accounted for using the purchase method of accounting, and Jarden’s assets, liabilities and results of operations are included in the Company’s financial statements from the acquisition date. Adjustments made to the purchase price allocation during 2017, primarily relate to goodwill and other intangible assets (see Footnote 8).

Pursuant to the Merger Agreement, each share of Jarden common stock was exchanged for 0.862 of a share of the Company’s common stock plus $21.00 in cash. The total merger consideration, including debt assumed, was approximately $18.7 billion. The aggregate consideration paid or payable to the Jarden shareholders and convertible note holders was approximately $15.3 billion and was comprised of a cash payment of approximately $5.4 billion, the issuance of 213.9 million common shares of the Company with a fair value of approximately $9.9 billion and accrued merger consideration of $627 million. The accrued merger consideration at acquisition related to approximately 9.1 million shares of the Company’s common stock that had not been issued and $222 million in cash that had not been paid as of the date of the acquisition for shares of Jarden common stock held by dissenting Jarden shareholders who exercised their appraisal rights and are seeking an appraisal of such shares. In July 2017, approximately 6.6 million shares of the Company’s common stock (representing the stock component of the merger consideration) were issued and approximately $162 million (representing the cash component of the merger consideration) was paid to certain dissenting shareholders pursuant to settlement agreements (see Footnote 19). At December 31, 2017, the Company has accrued approximately $171 million of unpaid consideration related to approximately 2.5 million shares of the Company’s common stock that have not been issued and approximately $61 million of cash that has not been paid.

The following unaudited pro forma financial information presents the combined results of operations of Newell Rubbermaid and Jarden for 2016 as if the Jarden Acquisition had occurred on January 1, 2015. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Jarden Acquisition been completed as of January 1, 2015 and should not be taken as indicative of the Company’s future consolidated results of operations. The Company expects to incur restructuring and other integration costs that are not included in the pro forma results of operations presented below. Pro forma adjustments are tax-effected at the Company’s estimated statutory tax rates.

	Year Ended December 31,
(in millions, except per share data)	2016	2015
Net sales	$15,657.6	$14,519.6
Net income (loss)	748.0	(254.9)
Income (loss) per share:
Basic	$1.55	$(0.53)
Diluted	$1.54	$(0.53)

The unaudited pro forma financial information for 2016 and 2015 includes $201 million and $181 million, respectively, for the amortization of acquired intangibles from the Jarden Acquisition based on the purchase price allocation, which was finalized during the second quarter of 2017.

Net sales and operating income related to Jarden Acquisition for 2016 were $7.3 billion and $509 million, respectively.

2015 Activity

During October 2015, the Company acquired Elmer’s Products, Inc. (“Elmer’s”) for a purchase price of $571 million, net of cash acquired. Elmer’s, whose brands include Elmer’s®, Krazy Glue® (a trademark of Toagosei Co. Ltd., used with permission) and X-Acto®, is a provider of activity-based adhesive and cutting products that inspire creativity in the classroom, at home, in the office, in the workshop and at the craft table. Elmer’s is reported as part of the Company’s Learn segment. The Company’s 2015 consolidated statement of operations includes approximately $36.3 million of net sales related to Elmer’s. Pro forma results of operations of the Company would not be materially different as a result of the Elmer’s acquisition and therefore are not presented.

Other Items

The goodwill associated with the acquisitions is primarily attributable to synergies expected to arise after the acquisitions. At December 31, 2017, approximately $357 million of the goodwill is expected to be deductible for income tax purposes.

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

Discontinued Operations

The Company’s Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. During 2015, the Company sold Endicia for net proceeds of $209 million resulting in a pretax gain of $154 million. During 2015, the Company ceased operations in its Culinary electrics and retail businesses.

The following table provides a summary of amounts included in discontinued operations, which primarily relate to the Endicia and Culinary electrics and retail businesses (in millions):

	2017	2016	2015
Net sales	$—	$—	$56.5

Loss from discontinued operations before income taxes	$—	$(1.9)	$(7.7)
Income tax benefit	—	(0.6)	(2.8)

Loss from discontinued operations	—	(1.3)	(4.9)
Net gain from sale of discontinued operations, net of tax	—	0.6	95.6

Income (loss) from discontinued operations, net of tax	$—	$(0.7)	$90.7

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to customary working capital adjustments. For 2017 and 2016, net sales from the Winter Sports business were not material. During 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. Of this impairment charge, $12.6 million related to the impairment of goodwill and $46.5 million related to the impairment of other intangible assets. The Company recorded a pre-tax loss on sale of $47.6 million driven by funding the business’ working capital needs and withholding taxes between June 30, 2017 and July 14, 2017, which is included in other expense (income), net in consolidated statement of operations for 2017.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. Based on the consideration, during 2017 the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses to their estimated fair market value. The Company sold the firebuilding business to Royal Oak Enterprises, LLC (“Royal Oak”). Former company directors Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak and were company directors during 2017.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, including approximately $711 million of goodwill, resulting in a pretax gain of $768 million, which is included in other (income) expense, net in the consolidated statement of operations for 2017. For 2016 and 2015, the Tools business generated 5.5% and 12.9%, respectively, of the Company’s consolidated net sales. Net sales for the Tools business in 2017 were not material. The Tools business was reported in the Other segment up until its date of disposition.

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees, of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for 2016. For 2016 and 2015, the Décor business generated 1.1% and 5.1%, respectively, of the Company’s consolidated net sales.

During 2015, the Company divested its Rubbermaid® medical cart business, which focuses on optimizing nurse work flow and medical records processing in hospitals and was included in the Work segment. The Company sold substantially all of the assets of the Rubbermaid medical cart business in August 2015. The consideration exchanged was not material. The Rubbermaid® medical cart business was included in the consolidated results from continuing operations until it was sold in August 2015. For 2015, net sales from the Rubbermaid® medical cart business were not material.

Held for Sale

During 2016, the Company committed to plans to divest several businesses and brands, most of which were disposed of during 2017, to strengthen the portfolio to better align with the long-term growth plan.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, (in millions):

	2017	2016
Accounts receivable, net	$—	$164.4
Inventories, net	—	311.6
Prepaid expenses and other	—	24.3
Property, plant and equipment, net	4.0	224.9
Goodwill	—	762.5
Other intangible assets, net	—	244.5
Other assets	—	13.5

Total Assets Held for Sale	$4.0	$1,745.7

Accounts payable	$—	$88.2
Accrued compensation	—	35.3
Other accrued liabilities	—	81.6
Short-term debt and current portion long-term debt	—	4.3
Other noncurrent liabilities	—	131.1

Total Liabilities Held for Sale	$—	$340.5

FOOTNOTE 4

Stockholders’ Equity

The following tables display the components of AOCI as of and for the years ended December 31, 2017 and 2016 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2015	$(411.7)	$(422.3)	$0.2	$(833.8)
Other comprehensive (loss) income before reclassifications	(198.0)	10.0	(48.0)	(236.0)
Amounts reclassified to earnings	1.8	12.3	10.9	25.0

Net current period other comprehensive income (loss)	(196.2)	22.3	(37.1)	(211.0)

Balance at December 31, 2016	$(607.9)	$(400.0)	$(36.9)	$(1,044.8)
Other comprehensive (loss) income before reclassifications	201.7	6.6	(27.8)	180.5
Amounts reclassified to earnings	87.4	7.9	5.9	101.2

Net current period other comprehensive income (loss)	289.1	14.5	(21.9)	281.7

Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)

For 2017, 2016 and 2015 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $14.6 million, $16.5 million and $74.1 million, respectively, and primarily represent the amortization of net actuarial losses and plan settlements (see Footnote 13). These costs are recorded in selling, general and administrative expenses and cost of sales. For 2017, 2016 and 2015, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (loss) income of ($8.3) million, ($12.0) million and $14.3 million, respectively (see Footnote 11). The amounts reclassified to earnings from the cumulative translation adjustment are due to divestitures (see Footnote 3).

The income tax provision (benefit) allocated to the components of OCI are as follows (in millions):

	2017	2016	2015
Foreign currency translation adjustments	$0.5	$—	$10.3
Unrecognized pension and postretirement costs	12.3	19.6	41.1
Derivative hedging (loss) gain	(8.7)	(20.7)	0.6

Income tax provision (benefit) related to OCI	$4.1	$(1.1)	$52.0

FOOTNOTE 5

Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

As part of the Jarden Acquisition, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio. This new corporate strategy is called the Growth Game Plan and builds on the successful track record of growth acceleration, margin development, and value creation associated with the transformation of Newell Rubbermaid from 2011 through 2016.

Project Renewal

In April 2015, the Company committed to a further expansion of Project Renewal (the “April 2015 Expansion”). Project Renewal was initially launched in October 2011 to reduce the complexity of the organization and increase investment in growth platforms within the business. Under Project Renewal, the Company has simplified and aligned its businesses around two key activities—Brand & Category Development and Market Execution & Delivery. Pursuant to an expansion of Project Renewal in October 2014, the Company has: (i) further streamlined its supply chain function, including reducing overhead and realigning the supply chain management structure; (ii) invested in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reduced operational and manufacturing complexity in its Learn segment; and (iv) further streamlined its distribution and transportation functions. Under the April 2015 Expansion, the Company has further implemented additional activities designed to further streamline business partnering functions (e.g., Finance/IT, Legal and Human Resources), optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio. Project Renewal was completed by the end of 2017, and as a result, additional cash payments and savings will be realized thereafter.

Accrued restructuring cost activity for Project Renewal for 2017 and 2016 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments, Foreign Currency and Other	Balance at December, 31 2017
Employee severance, termination benefits and relocation costs	$15.8	$2.3	$(7.1)	$11.0
Exited contractual commitments and other	17.4	17.1	(9.5)	25.0

	$33.2	$19.4	$(16.6)	$36.0

	Balance at December 31, 2015	Restructuring Costs	Payments, Foreign Currency and Other	Balance at December, 31 2016
Employee severance, termination benefits and relocation costs	$49.3	$(9.1)	$(24.4)	$15.8
Exited contractual commitments and other	17.3	19.0	(18.9)	17.4

	$66.6	$9.9	$(43.3)	$33.2

During 2015, the Company incurred $52.4 million of restructuring costs related to Project Renewal.

Jarden Integration

The Company currently expects to incur up to approximately $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects will primarily be focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects.

Other Restructuring

In addition to Project Renewal, the Company has incurred restructuring costs primarily relating to the Jarden Acquisition and the Elmer’s acquisition. Accrued restructuring cost activity for the Jarden Integration and other restructuring for 2017 and 2016 is as follows (in millions):

	Balance at December 31, 2016	Restructuring Costs	Payments, Foreign Currency and Other	Balance at December 31, 2017
Employee severance, termination benefits and relocation costs	$38.2	$83.9	$(70.3)	$51.8
Exited contractual commitments and other	0.5	8.6	(3.1)	6.0

	$38.7	$92.5	$(73.4)	$57.8

	Balance at December 31, 2015	Restructuring Costs	Payments, Foreign Currency and Other	Balance at December 31, 2016
Employee severance, termination benefits and relocation costs	$0.8	$56.2	$(18.8)	$38.2
Exited contractual commitments and other	—	8.8	(8.3)	0.5

	$0.8	$65.0	$(27.1)	$38.7

Cash paid for all restructuring activities included in operating activities was $78.5 million, $59.9 million and $51.5 million for 2017, 2016 and 2015 , respectively.

Restructuring Costs

Restructuring costs by segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	2017	2016	2015
Live	$14.0	$18.8	$3.6
Learn	10.1	14.0	9.3
Work	11.6	6.4	7.7
Play	14.3	6.7	0.3
Other	6.1	8.1	2.9
Corporate	55.8	20.9	53.4

	$111.9	$74.9	$77.2

FOOTNOTE 6

Inventories, Net

The components of net inventories were as follows as of December 31, (in millions):

	2017	2016
Raw materials and supplies	$419.6	$350.7
Work-in-process	252.5	236.1
Finished products	1,826.7	1,529.2

Total inventories	$2,498.8	$2,116.0

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 19.9% and 17.5% of gross inventory costs at December 31, 2017 and 2016, respectively, were determined by the last-in, first-out (“LIFO”) method; for the balance, cost was determined using the first-in, first-out (“FIFO”) method. As of December 31, 2017 and 2016, LIFO reserves were $13.6 million and $16.6 million, respectively. The pretax income from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2017, 2016 and 2015 was $1.4 million, $2.9 million and $1.5 million, respectively.

FOOTNOTE 7

Property, Plant & Equipment, Net

Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2017	2016
Land	$108.2	$108.4
Buildings and improvements	757.3	653.0
Machinery and equipment	2,777.7	2,454.6

	3,643.2	3,216.0
Less: Accumulated depreciation	(1,935.7)	(1,672.6)

	$1,707.5	$1,543.4

Depreciation expense for continuing operations was $284 million, $214 million and $93.0 million in 2017, 2016 and 2015, respectively.

FOOTNOTE 8

Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2017 and 2016 (in millions):

Segment	Balance at December 31, 2016	Acquisitions	Other Adjustments (1)	Impairment (3)	Foreign Currency	Balance at December 31, 2017
Live	$3,639.9	$201.7	$45.8	$—	$23.4	$3,910.8
Learn	2,785.4	—	3.9	—	64.9	2,854.2
Work	1,871.0	—	(16.9)	—	27.7	1,881.8
Play	1,161.4	—	(7.6)	—	5.5	1,159.3
Other	761.2	—	(9.7)	—	2.5	754.0

	$10,218.9	$201.7	$15.5	$—	$124.0	$10,560.1

Segment	Balance at December 31, 2015	Acquisitions	Other Adjustments (2)	Impairment (3)	Foreign Currency	Balance at December 31, 2016
Live	$376.9	$3,315.0	$(28.5)	$—	$(23.5)	$3,639.9
Learn	1,359.0	1,442.4	—	—	(16.0)	2,785.4
Work	387.3	1,510.7	—	—	(27.0)	1,871.0
Play	174.7	991.9	—	—	(5.2)	1,161.4
Other	493.3	1,011.6	(734.0)	—	(9.7)	761.2

	$2,791.2	$8,271.6	$(762.5)	$—	$(81.4)	$10,218.9

(1)	Comprised primarily of adjustments related to the Jarden Acquisition, whose purchase price allocation was finalized during the second quarter of 2017 (see Footnote 2).
(2)	Includes amounts reclassified to assets held for sale.
(3)	The Company recorded impairment charges to goodwill related to its Winter Sports and fire building businesses during 2017, which were classified as assets held for sale (see Footnote 3).

Cumulative goodwill impairment charges were $860 million as of December 31, 2017, $425 million from the Live Segment and $435 million from the Learn segment.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method as of December 31, (in millions):

	2017			2016
	Gross Carrying Amount (1)	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$10,210.8	$—	$10,210.8	$9,935.1	$—	$9,935.1	N/A
Trade names — other	366.9	(58.5)	308.4	286.3	(34.2)	252.1	3–30 years
Capitalized software	558.6	(349.6)	209.0	482.0	(252.9)	229.1	3–12 years
Patents and intellectual property	252.1	(142.8)	109.3	227.9	(105.0)	122.9	3–14 years
Customer relationships and distributor channels	3,703.2	(377.8)	3,325.4	3,761.7	(204.0)	3,557.7	3–30 years
Other	135.6	(62.5)	73.1	25.9	(11.0)	14.9	3–5 years

	$15,227.2	$(991.2)	$14,236.0	$14,718.9	$(607.1)	$14,111.8

(1)	Includes adjustments made related to the Jarden Acquisition purchase price allocation, which was finalized during the second quarter of 2017, as well as amounts from the acquisitions of Smith Mountain, Sistema and Chesapeake Bay Candle (see Footnote 2).

Amortization expense for intangible assets for continuing operations was $352 million, $223 million and $76.5 million in 2017, 2016 and 2015, respectively.

As of December 31, 2017, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years Ending December 31,	Amount
2018	$340.0
2019	328.3
2020	267.6
2021	224.0
2022	205.4
Thereafter	2,659.9

Subsequent Events

In January 2018, the Company announced it is exploring strategic options for its industrial and commercial product assets, including Waddington, Process Solutions, Rubbermaid Commercial Products and Mapa, as well as the smaller consumer businesses, including Rawlings, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. The estimated selling price for each of these businesses is subject to many factors, including but not limited to, the number of prospective buyers, buyer’s strategic fit and synergies and nature of the sales transaction. The Company may incur future impairment charges if the carrying value of the business exceeds its estimated sales price.

FOOTNOTE 9

Other Accrued Liabilities

Other accrued liabilities included the following as of December 31, (in millions):

	2017	2016
Customer accruals	$447.7	$432.4
Accruals for manufacturing, marketing and freight expenses	60.7	89.3
Accrued self-insurance liabilities, contingencies and warranty	179.6	168.1
Deferred revenue	180.4	187.5
Derivative liabilities	27.4	14.7
Accrued income taxes	217.6	64.9
Accrued interest expense	100.1	108.5
Other	491.9	399.5

Other accrued liabilities	$1,705.4	$1,464.9

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

FOOTNOTE 10

Debt

The following is a summary of outstanding debt as of December 31, (in millions):

	2017	2016
2.05% senior notes due 2017	$—	$349.4
6.25% senior notes due 2018	—	249.8
2.15% senior notes due 2018	299.5	298.9
2.60% senior notes due 2019	266.7	995.0
2.875% senior notes due 2019	348.6	347.9
4.70% senior notes due 2020	304.3	380.0
3.15% senior notes due 2021	993.6	991.7
3.75% senior notes due 2021	373.2	326.9
4.00% senior notes due 2022	248.8	248.5
3.85% senior notes due 2023	1,738.8	1,737.0
5.00% senior notes due 2023	312.1	314.1
4.00% senior notes due 2024	495.8	495.2
3.90% senior notes due 2025	297.2	296.8
4.20% senior notes due 2026	1,982.7	1,981.0
5.375% senior notes due 2036	495.0	494.7
5.50% senior notes due 2046	1,726.0	1,725.7
Term loan (1)	299.8	399.5
Commercial paper	—	—
Receivables facility	298.3	187.4
Other debt	72.0	73.3

Total debt	10,552.4	11,892.8
Short-term debt and current portion of long-term debt	(662.8)	(601.9)

Long-term debt	$9,889.6	$11,290.9

(1) At December 31, 2017, the interest rate on the term loan, which matures in April 2019, was approximately 3.1%

Senior Notes

In March 2017, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.06 billion for any and all of its 6.25% senior notes due 2018 and up to a maximum aggregate principal amount of certain of its other senior notes. In March 2017, pursuant to the Tender Offers the Company repurchased approximately $63 million aggregate principal amount of its 6.25%

senior notes due 2018, approximately $733 million aggregate principal amount of its 2.6% senior notes due 2019 and approximately $76 million aggregate principal amount of its 4.0% senior notes due 2020 for total consideration, excluding accrued interest, of approximately $897 million. As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $27.8 million during the first quarter of 2017, primarily comprised of prepayment premiums and a non-cash charge due to the write-off of deferred debt issuance costs.

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

Generally, the senior notes are redeemable by the Company at a price equal to the greater of (i) the aggregate principal amount of the senior notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Additionally, generally within three and six months to scheduled maturity, depending on the debt instrument, the senior notes may be redeemed at a price equal to the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

Revolving Credit Facility and Commercial Paper

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility.

Receivables Facility

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At December 31, 2017, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2017 and thereafter are as follows (in millions):

2018	2019	2020	2021	2022	Thereafter	Total
$671.9	$919.2	$306.8	$1,362.0	$251.2	$7,103.7	$10,614.8

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

At December 31, 2017 and 2016, unamortized deferred debt issue costs were $68.9 and $80.1. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	December 31, 2017		December 31, 2016
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$10,688.5	$9,882.3	$11,979.2	$11,234.1

The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At December 31, 2017, $19.7 million of deferred losses have been recorded in AOCI. See Footnote 11 for disclosures regarding the Company’s derivative financial instruments.

FOOTNOTE 11

Derivatives

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Contracts

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company may use fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps would be used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps would be used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision. Gains and losses recognized in income, as well as the cash paid and received from the settlement of interest rate swaps is included in interest expense.

Fair Value Hedges

At December 31, 2017, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of December 31, 2017, the notional value of outstanding cross-currency interest rate swaps was approximately $160 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swap agreements are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged. Gains and losses recognized in income on these cross-currency swaps are included in other (income) expense, net.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2017, the Company had approximately $260 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales. Gains and losses recognized in income on these forward foreign currency contracts are included in sales and cost of sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2017, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2018. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of December 31, (in millions):

	2017		2016
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$21.5	$0.7	$16.3
Foreign currency contracts	2.0	6.6	14.2	3.4
Fair value hedges:
Interest rate swaps	—	7.8	—	5.9
Derivatives not designated as effective hedges:
Foreign currency contracts	12.7	20.8	18.2	10.9
Commodity contracts	0.2	—	0.2	0.3

Total	$14.9	$56.7	$33.3	$36.8

(a)	Consolidated balance sheet location:

Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and other non-current liabilities

The Company recognized expense (income) of $41.5 and ($25.6) million in other (income) expense, net, during the years ended December 31, 2017 and 2016, respectively, related to derivatives that are not designated as hedging instruments. The amounts of gains (losses) from changes in the fair value of derivatives not designated as hedging instruments was not material for the year ended December 31, 2015.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Cash Flow Hedges

The following table presents gain and loss activity (on a pretax basis) for 2017, 2016 and 2015 related to derivative financial instruments designated as effective hedges (in millions):

	2017		2016		2015
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in OCI (a)		Reclassified from AOCI to Income
Interest rate swaps	$—	$(8.2)	$(88.1)	$(6.2)	$	(3.1)	$(0.8)
Foreign currency contracts	(33.1)	6.8	31.3	7.4		15.8	16.1
Cross-currency swaps	(5.8)	(6.9)	(13.0)	(13.2)		(2.7)	(1.0)

Total	$(38.9)	$(8.3)	$(69.8)	$(12.0)		$10.0	$14.3

(a) Represents effective portion recognized in Other Comprehensive Income (“OCI”).

The ineffectiveness related to cash flow hedges during 2017, 2016 and 2015 was not material. The Company estimates that during the next 12 months it will reclassify expense of approximately $15 million into earnings, which is included in the pretax amount recorded in AOCI as of December 31, 2017.

FOOTNOTE 12

Commitments

The Company leases manufacturing, warehouse and other facilities; real estate; and transportation, data processing and other equipment under leases that expire at various dates through the year 2036. Rent expense, which is recognized on a straight-line basis over the life of the lease term, for continuing operations, was $268 million, $216 million and $105 million in 2017, 2016 and 2015, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2017 (in millions):

2018	2019	2020	2021	2022	Thereafter	Total
$215.4	$178.8	$140.1	$114.0	$95.3	$324.7	$1,068.3

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

The amount of AOCI expected to be recognized in pension and postretirement benefit expense for the year ending December 31, 2018 is $13.9 million and is substantially comprised of net unrecognized actuarial losses.

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

The Company’s tax-qualified defined benefit pension plan is frozen for the entire U.S. workforce, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit arrangement, which benefit vests after three years of employment. The Company recorded $15.6 million, $17.4 million and $16.5 million in expense for the defined contribution benefit arrangement for 2017, 2016 and 2015, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $274 million. At December 31, 2017 and 2016, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $123 million and $116 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The projected benefit obligation was $127 million and $123 million at December 31, 2017 and 2016, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the contributory 401(k) plans were $30.2 million, $25.5 million and $14.0 million for 2017, 2016 and 2015, respectively.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	U.S.		International
Change in benefit obligation:	2017	2016	2017	2016	2017	2016
Benefit obligation at beginning of year	$1,592.2	$937.7	$647.4	$613.6	$74.6	$67.9
Service cost	2.8	2.7	7.5	6.6	0.1	0.1
Interest cost	50.5	45.1	13.6	17.5	2.2	2.2
Actuarial (gain) loss	84.9	(16.3)	1.8	104.2	(0.4)	3.0
Amendments	—	—	0.4	—	(5.0)
Currency translation	—	—	72.2	(107.9)	—	—
Benefits paid	(103.0)	(98.2)	(24.0)	(25.3)	(6.4)	(6.1)
Acquisitions and dispositions, net	—	721.2	(13.9)	64.8	—	7.2
Curtailments, settlements and other	(41.2)	—	(16.1)	(26.1)	—	0.3

Benefit obligation at end of year (1)	$1,586.2	$1,592.2	$688.9	$647.4	$65.1	$74.6

Change in plan assets:
Fair value of plan assets at beginning of year	$1,230.6	$722.9	$565.3	$560.3	$—	$—
Actual return on plan assets	171.5	70.7	24.3	112.4	—	—
Contributions	13.2	12.0	16.1	16.4	—	—
Currency translation	—	—	60.8	(105.9)	—	—
Benefits paid	(103.0)	(98.2)	(24.0)	(25.3)	—	—
Acquisitions and dispositions, net	—	523.2	(5.5)	34.0	—	—
Settlements and other	(41.2)	—	(15.8)	(26.6)	—	—

Fair value of plan assets at end of year	$1,271.1	$1,230.6	$621.2	$565.3	$—	$—

Funded status at end of year	$(315.1)	$(361.6)	$(67.7)	$(82.1)	$(65.1)	$(74.6)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$65.4	$48.7	$—	$—
Accrued current benefit cost—other accrued liabilities	(12.9)	(12.5)	(5.1)	(4.4)	(5.8)	(6.4)
Accrued noncurrent benefit cost— other noncurrent liabilities	(302.2)	(349.1)	(128.0)	(126.4)	(59.3)	(68.2)

Net amount recognized	$(315.1)	$(361.6)	$(67.7)	$(82.1)	$(65.1)	$(74.6)

Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.48%	3.98%	2.24%	2.35%	3.32%	3.75%
Long-term rate of compensation increase	2.50%	2.50%	3.47%	3.53%		—
Current health care cost trend rates	—	—		—	6.70%	8.67%
Ultimate health care cost trend rates	—	—		—	4.50%	4.50%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $2.3 billion and $2.2 billion at December 31, 2017 and 2016, respectively.

There are no plan assets associated with the Company’s postretirement benefit plans.

The current healthcare cost trend rate gradually declines through 2037 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rate would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2017	2016
Projected benefit obligation	$1,938.2	$1,941.9
Fair value of plan assets	1,489.9	1,449.5

Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2017	2016
Accumulated benefit obligation	$1,929.6	$1,933.2
Fair value of plan assets	1,489.9	1,449.5

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for 2017, 2016 and 2015 are as follows (dollars in millions):

	Pension Benefits
	U.S.			International
	2017	2016	2015	2017	2016	2015
Service cost	$2.8	$2.7	$3.2	$7.5	$6.6	$5.8
Interest cost	50.5	45.1	41.3	13.5	17.5	19.6
Expected return on plan assets	(73.3)	(69.1)	(58.0)	(18.7)	(20.8)	(22.1)
Amortization:
Prior service cost (credit)	(0.1)	(0.1)	(0.1)	0.4	0.5	—
Net actuarial loss	23.7	21.8	26.2	2.2	2.2	3.4
Curtailment, settlement and termination (benefit) costs	(3.7)	—	52.1	1.3	2.9	0.4

Total expense (income)	$(0.1)	$0.4	$64.7	$6.2	$8.9	$7.1

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.98%	4.06%	4.00%	2.12%	3.29%	3.03%
Effective rate for interest on benefit obligations	3.28%	3.21%	4.00%	1.72%	2.92%	3.03%
Effective rate for service cost	3.83%	4.16%	4.00%	2.44%	3.39%	3.03%
Effective rate for interest on service cost	3.38%	3.67%	4.00%	2.38%	3.35%	3.03%
Long-term rate of return on plan assets	6.02%	6.34%	7.25%	2.61%	3.93%	3.86%
Long-term rate of compensation increase	2.50%	2.50%	2.50%	3.53%	3.51%	3.60%

	Postretirement Benefits
	2017	2016	2015
Service cost	$0.1	$0.1	$0.3
Interest cost	2.2	2.2	3.4
Amortization:
Prior service credit	(5.2)	(5.2)	(6.6)
Net actuarial gain	(3.9)	(5.2)	(1.2)

Total income	$(6.8)	$(8.1)	$(4.1)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.76%	4.06%	4.00%
Effective rate for interest on benefit obligations	3.07%	3.21%	4.00%
Effective rate for service cost	3.25%	4.16%	4.00%
Effective rate for interest on service cost	3.02%	3.67%	4.00%

Plan Assets

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset-backed securities. The Level 1 investments are primarily based upon quoted market prices. The domestic Level 3 investments are primarily comprised of insurance contracts valued at contract value. The investments excluded from the fair value hierarchy are NAV-based hedge fund investments that generally have a redemption frequency of 90 days or less, with various redemption notice periods that are generally less than a month. The notice periods for certain investments may vary based on the size of the redemption. The international Level 2 investments are primarily comprised of insurance contracts whose fair values are estimated based on the future cash flows to be received under the contracts discounted to the present using a discount rate that approximates the discount rate used to measure the associated pension plan liabilities. The international Level 3 investments are primarily comprised of insurance contracts valued at contract value and alternative investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 25% to 40%; fixed income investments approximately 20% to 40%; and cash, alternative investments and other, approximately 25% to 45% as of December 31, 2017. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.

The composition of domestic pension plan assets at December 31, 2017 and 2016 is as follows (in millions):

	Plan Assets – Domestic Plans
	December 31, 2017
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Domestic	$129.8	$—	$—	$129.8	$4.7	$134.5
International	75.5	—	—	75.5	84.3	159.8
Fixed income securities and funds	395.4	—	—	395.4	207.5	602.9
Alternative investments	23.8	—	18.2	42.0	131.7	173.7
Cash and other	183.9	15.2	1.1	200.2	—	200.2

Total	$808.4	$15.2	$19.3	$842.9	$428.2	$1,271.1

	Plan Assets – Domestic Plans
	December 31, 2016
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Domestic	$149.8	$—	$—	$149.8	$120.6	$270.4
International	80.4	—	—	80.4	101.2	181.6
Fixed income securities and funds	372.7	—	—	372.7	211.0	583.7
Alternative investments	23.5	—	19.1	42.6	123.5	166.1
Cash and other	12.5	15.2	1.1	28.8	—	28.8

Total	$638.9	$15.2	$20.2	$674.3	$556.3	$1,230.6

The Company reclassified as of December 31, 2016, $42.3 of assets previously classified as Level 3 to NAV-based assets in order to reflect the appropriate classification of the assets.

The composition of international pension plan assets at December 31, 2017 and 2016 is as follows (in millions):

	Plan Assets – International Plans
	December 31, 2017
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$38.8	$—	$—	$38.8	$14.1	$52.9
Fixed income securities and funds	258.8	—	—	258.8	14.4	273.2
Cash and other	6.7	242.9	13.7	263.3	31.8	295.1

Total	$304.3	$242.9	$13.7	$560.9	$60.3	$621.2

	Plan Assets – International Plans
	December 31, 2016
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$26.2	$—	$—	$26.2	$44.8	$71.0
Fixed income securities and funds	164.0	—	5.3	169.3	46.3	215.6
Cash and other	4.7	217.8	13.5	236.0	42.7	278.7

Total	$194.9	$217.8	$18.8	$431.5	$133.8	$565.3

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2017 and 2016 is as follows (in millions):

Total
Balance, December 31, 2015	$26.9
Acquisitions	15.7
Realized gains	2.2
Unrealized losses	(2.5)
Purchases, sales, settlements, and other, net	(3.3)

Balance, December 31, 2016	$39.0
Realized losses	(0.7)
Unrealized gains	3.3
Purchases, sales, settlements and other, net	(8.6)

Balance, December 31, 2017	$33.0

Contributions and Estimated Future Benefit Payments

The Company expects to make cash contributions of approximately $13 million and $16 million to its domestic and international defined benefit plans, respectively, in 2018.

Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows as of December 31, 2017 (in millions):

	2018	2019	2020	2021	2022	Thereafter
Pension benefits	$127.8	$126.9	$128.9	$128.6	$128.1	$627.6
Postretirement benefits	$5.9	$5.9	$5.8	$5.8	$5.7	$24.5

FOOTNOTE 14

Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	2017	2016	2015
Weighted-average shares outstanding	485.7	418.3	267.9
Share-based payment awards classified as participating securities	1.0	1.5	1.4
Dilutive effect from Jarden Acquisition	—	1.5	—

Basic weighted-average shares outstanding	486.7	421.3	269.3
Dilutive securities (1)	1.3	1.8	2.2

Diluted weighted-average shares outstanding	488.0	423.1	271.5

(1)	For 2017, 2016 and 2015, the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

As of December 31, 2017, there were 2.3 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2017, 2016 and 2015, dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

At December 31, 2017, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash (see Footnote 19).

FOOTNOTE 15

Stock-Based Compensation

The Company maintains a 2013 stock plan (the “2013 Plan”), which allows for grants of stock-based awards. At December 31, 2017, there were approximately 37 million share-based awards collectively available for grant under the 2013 Plan. The 2013 Plan generally provides for awards to vest over a minimum three-year period, although some awards entitle the recipient to shares of common stock if specified market or performance conditions are achieved and vest no earlier than one year from the date of grant. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

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

Time-Based Restricted Stock Units

Awards of time-based restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest in three years or vest ratably over three years from the date of grant. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service.

The time-based restricted stock units have rights to dividend equivalents payable in cash. Time-based restricted stock units issued in 2016 and prior receive dividend payments at the same time as the shareholders of the Company’s stock. Time-based restricted stock units issued subsequent to 2016 have dividend equivalents credited to the recipient and are paid only to the extent the applicable service criteria is met and the time-based restricted stock units vest and the related stock is issued.

Performance-Based Restricted Stock Units

Performance-based restricted stock unit awards (“Performance-Based RSUs”) represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors.

The Performance-Based RSUs generally entitle recipients to shares of common stock if performance objectives are achieved, and typically vest no earlier than one year from the date of grant and primarily, no later than three years from the date of grant. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions. For restricted stock units with performance conditions that are based on stock price (“Stock-Price Based RSUs”), the grant date fair value of certain Stock-Price based RSUs is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service, subject to the satisfaction of the applicable performance criteria.

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the longer of the derived service period or explicit requisite service period for awards expected to vest. For non stock-price based Performance-Based RSUs, the Company assesses the probability of achievement of the performance conditions each period and records expense for the awards based on the probable achievement of such metrics.

With respect to Performance-Based RSUs, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the Performance-Based RSUs vest and the related stock is issued.

The following table summarizes the changes in the number of shares of common stock under option for 2017 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	0.7	$20
Exercised	(0.3)	$25

Outstanding at December 31, 2017 (a)	0.4	$16	2.4	$6.3

(a)	All options outstanding are exercisable

The total intrinsic value of options exercised was $5.5 million, $11.3 million and $32.8 million in 2017, 2016 and 2015, respectively.

The following table summarizes the changes in the number of outstanding restricted stock units for 2017 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2016	4.3	$48
Granted	2.0	47
Grant Adjustments (b)	0.1	39
Vested	(1.4)	40
Forfeited	(0.6)	48

Outstanding at December 31, 2017	4.4	50

Expected to vest at December 31, 2017	2.1	47

(b)	Represents the incremental shares issued from the shares originally granted which were dependent upon the achievement of specified performance criteria.

The weighted-average grant-date fair values of awards granted were $54 and $41 per share in 2016 and 2015, respectively. The fair values of awards that vested were $67.6 million, $54.1 million and $74.2 million in 2017, 2016 and 2015, respectively.

During 2017, the Company awarded 1.4 million Performance-Based RSUs, which had an aggregate grant date fair value of $65.9 million and entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During 2017, the Company also awarded 0.6 million time-based RSUs, which had an aggregate grant date fair value of $26.3 million and entitle recipients to shares of the Company’s common stock at the end of the specified vesting period.

Excess tax benefits related to stock-based compensation for 2017, 2016 and 2015 were $5.9 million, $11.9 million and $27.1 million, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2017 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Restricted stock units	$87.9	1

FOOTNOTE 16

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted. Effective January 1, 2018, the legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Effective for 2018 and forward, there are additional changes including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). As of December 31, 2017, two provisions affecting the financial statements are the corporate tax rate reduction and the one-time toll charge. As the corporate tax rate reduction was enacted in 2017 and effective January 1, 2018, the Company appropriately accounted for the tax rate change in the valuation of our deferred taxes. As a result, the Company recorded a tax benefit of $1.5 billion in the current year statement of operations for 2017.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides the Company with up to one year to finalize accounting for the impacts of U.S. Tax Reform. When the initial accounting for U.S Tax Reform impacts is incomplete, the Company may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. The Company has estimated the provisional tax impacts related to the toll charge and as result, the Company recognized a net tax expense of approximately $195 million. Additionally, the Company has estimated the provisional tax impacts related to our deferred income taxes, including the impacts of the change in Corporate tax rate, executive compensation, and our indefinite reinvestment assertion. The Company has elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. The final impact may differ from these provisional amounts due to gathering additional information to more precisely compute the amount of tax, additional regulatory guidance that may be issued, and changes in interpretations and assumptions. The Company expect to finalize accounting for the impacts of U.S. Tax Reform during 2018.

In connection with U.S. Tax Reform, the Company has reversed its previously recorded deferred tax liability related to historical Jarden earnings of approximately $87 million as of December 31, 2017, as those earnings were subject to the toll charge on deemed repatriated earnings. In addition, the Company no longer considers a significant portion of the historic earnings of our foreign subsidiaries as of December 31, 2017, to be indefinitely reinvested. Under the provision of SAB 118, the Company has estimated the state income taxes and local country withholding taxes that would be owed when our historic earnings, for which the Company is not permanently reinvested, are distributed. As a result, the Company has recorded deferred income taxes of approximately $12 million.

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2017	2016	2015
Current:
Federal	$272.1	$126.6	$103.0
State	21.4	39.0	18.8
Foreign	168.5	86.8	19.4

Total current	462.0	252.4	141.2
Deferred	(1,781.8)	33.4	(7.2)

Total income tax provision (benefit)	(1,319.8)	285.8	134.0
Total provision (benefit) — discontinued operations	—	(0.2)	55.8

Total provision (benefit) — continuing operations	$(1,319.8)	$286.0	$78.2

The non-U.S. component of income before income taxes was $1.1 billion, $480 million and $186 million in 2017, 2016 and 2015, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	2.0	4.2	3.0
Foreign tax credit	1.8	1.3	(17.5)
Foreign rate differential	(13.0)	(9.8)	(10.5)
Resolution of tax contingencies, net of increases	(1.9)	(2.1)	1.2
Valuation allowance reserve (decrease) increase	(3.0)	(3.3)	0.2
Manufacturing deduction	(0.9)	(2.2)	(2.0)
Foreign statutory tax rate change	(1.1)	(4.9)	—
Sale of businesses	(5.2)	—	—
Tools outside basis difference	—	20.2	—
Reversal of outside basis difference	(4.8)	—	—
U.S. Tax Reform, impact of change in tax rate and other	(112.2)	—	—
U.S. Tax Reform, federal income tax on mandatory deemed repatriation	12.4	—	—
Venezuela deconsolidation	—	—	15.7
Other	(1.5)	(3.3)	(1.9)

Effective rate	(92.4)%	35.1%	23.2%

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2017	2016
Deferred tax assets:
Accruals not currently deductible for tax purposes	$199.7	$285.8
Inventory	44.3	83.9
Postretirement liabilities	29.0	44.0
Pension liabilities	71.7	149.8
Net operating losses	376.4	361.3
Foreign tax credits	7.5	34.0
Other	145.0	193.0

Total gross deferred tax assets	873.6	1,151.8
Less valuation allowance	(294.8)	(325.3)

Net deferred tax assets after valuation allowance	578.8	826.5

Deferred tax liabilities:
Accelerated depreciation	(108.3)	(159.5)
Amortizable intangibles	(3,572.2)	(5,300.5)
Outside basis differences	(18.3)	(319.0)
Other	(35.8)	(35.0)

Total gross deferred tax liabilities	(3,734.6)	(5,814.0)

Net deferred tax liabilities	$(3,155.8)	$(4,987.5)

At December 31, 2017, the Company has approximately $1.5 billion of U.S., state, and foreign net operating losses (“NOLs”), of which approximately $973 million do not expire and approximately $572 million expire between 2018 and 2037. Additionally, approximately $296 million U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $289 million are not reflected in the consolidated financial statements and approximately $31 million were utilized in the current year. The foreign tax credit carryforwards begin to expire in 2020.

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

As of December 31, 2017, the Company has a valuation allowance recorded against foreign NOLs and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions. A valuation allowance of $295 million and $325 million was recorded against certain deferred tax asset balances as of December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, the Company recorded a net valuation allowance decrease of $30.5 million, comprised of a valuation allowance decrease of $35.2 million relating to the Company’s German operations for which the Company concluded the deferred tax assets were realizable; and an increase in valuation allowance in the current year in certain jurisdictions that the Company previously determined were not more likely than not to be realized. For the year ended December 31, 2016, the Company recorded a net valuation allowance increase of $34.3 million, comprised of acquired valuation allowance from Jarden, a valuation allowance decrease of $17.9 million related to the Company’s UK operations for which the Company concluded the deferred tax assets were realizable; currency translation in foreign jurisdictions due to the strengthening of the U.S. dollar against the Euro, British Pound, and other currencies; and an increase in valuation allowance in the current year in certain jurisdictions that the Company previously determined were not more likely than not to be realized.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2017	2016
Unrecognized tax benefits, January 1,	$367.9	$162.9
Increases (decreases):
Acquisitions-related	—	216.4
Increases in tax positions for prior years	23.7	4.8
Decreases in tax positions for prior years	(11.2)	(4.4)
Increase in tax positions for the current period	33.2	30.0
Settlements with taxing authorities	—	(0.1)
Lapse of statute of limitations	(41.2)	(41.7)

Unrecognized tax benefits, December 31,	$372.4	$367.9

The Company recorded unrecognized tax benefit as a result of acquisitions of $216 million in 2016. If recognized, $365 million and $360 million of unrecognized tax benefits as of December 31, 2017, and 2016, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2017 and 2016, the Company recognized income tax expense on interest and penalties of $8.3 million and $3.4 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies offset.

The Company anticipates approximately $51.5 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011, 2012, 2013, 2014 and 2015 as well as certain state and non-US income tax returns for various years, are under routine examination.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011. The Company’s Canadian tax returns are subject to examination for years after 2010. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2013.

FOOTNOTE 17

Fair Value

GAAP defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other non-current assets, other accrued liabilities and other noncurrent liabilities.

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2017				December 31, 2016
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$14.9	$—	$14.9	$—	$33.3	$—	$33.3
Liabilities	—	(56.7)	—	(56.7)	—	(36.8)	—	(36.8)
Investment securities, including mutual funds	5.2	3.5	—	8.7	4.8	9.9	—	14.7

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

The Company adjusts its pension asset values to fair value on an annual basis (see Footnote 13).

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values and discount rates.

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

The carrying value and estimated fair value measurement of assets held for sale are classified as Level 3, as the fair values utilize significant unobservable inputs.

FOOTNOTE 18

Segment Information

In order to align reporting with the Company’s Growth Game Plan strategy and organization structure, effective January 1, 2017, the Company is reporting its financial results in five segments as Live, Learn, Work, Play and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Chesapeake Bay Candle®, Crock-Pot®, FoodSaver®, Graco®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sunbeam®, Sistema®, Tigex®, Woodwick®, Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, home fragrance products; baby gear, infant care and health products

Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman®, X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and custom commemorative jewelry and academic regalia

Work	Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex®, Waddington	Cleaning and refuse products; hygiene systems; material handling solutions, consumer and commercial totes and commercial food service and premium tableware products

Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings®, Shakespeare®	Products for outdoor and outdoor-related activities

Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle®, Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging, beauty products, vacuum cleaning systems and gaming products

The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$5,553.5	$2,773.9	$2,794.8	$2,583.9	$1,036.1	$—	$—	$14,742.2
Operating income (loss) (2)	571.6	511.1	415.0	264.9	11.0	(436.0)	(111.9)	1,225.7
Other segment data:
Total assets	$13,969.8	$5,699.5	$5,344.0	$4,813.3	$2,195.6	$1,113.3	$—	$33,135.5
Capital expenditures	107.3	76.7	73.7	26.3	49.1	73.1	—	406.2
Depreciation and amortization	150.4	123.4	113.5	70.2	72.9	105.2	—	635.6

	2016
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$4,575.1	$2,539.4	$2,369.2	$1,871.1	$1,909.2	$—	$—	$13,264.0
Operating income (loss) (2)	475.7	540.5	297.5	41.3	182.3	(362.3)	(74.9)	1,100.1
Other segment data:
Total assets	$13,109.5	$5,584.5	$5,226.5	$4,840.6	$3,987.7	$1,088.7	$—	$33,837.5
Capital expenditures	99.6	80.0	103.6	33.5	52.1	72.6	—	441.4
Depreciation and amortization	98.6	84.6	82.8	54.8	73.2	43.2	—	437.2

	2015
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,416.5	$1,792.9	$1,186.4	$293.5	$1,226.4	$—	$—	$5,915.7
Operating income (loss) (2)	182.3	435.2	125.8	30.7	136.3	(231.7)	(77.2)	601.4
Other segment data:
Capital expenditures	$47.7	$39.5	$36.2	$5.4	$22.7	$58.7	$—	$210.2
Depreciation and amortization	24.6	23.9	25.4	21.8	22.1	52.3	—	170.1

Geographic Area Information

	2017	2016	2015
Net Sales (1) (3)
United States	$10,444.8	$9,518.4	$4,291.8
Canada	850.8	720.1	249.8

Total North America	11,295.6	10,238.5	4,541.6

Europe, Middle East and Africa	1,833.8	1,659.0	591.1
Latin America	771.4	643.6	408.5
Asia Pacific	841.4	722.9	374.5

Total International	3,446.6	3,025.5	1,374.1

	$14,742.2	$13,264.0	$5,915.7

(1)	All intercompany transactions have been eliminated. Sales to Walmart Inc. and subsidiaries amounted to approximately 13.7%, 13.5% and 10.9% of consolidated net sales in 2017, 2016 and 2015, respectively, substantially across all segments.
(2)	Operating income (loss) by segment is net sales less cost of products sold and selling, general & administrative expenses (“SG&A”). Operating income by geographic area is net sales less cost of products sold, SG&A, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization related to shared assets is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.
(3)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The following table summarizes the net sales by major product grouping for the years ended December 31, (in millions):

	2017	2016	2015
Appliances & Cookware	$2,006.9	$1,698.8	$232.0
Baby	1,285.2	1,141.3	848.3
Home Fragrance	1,071.4	776.6	—
Food	1,190.0	958.2	336.2
Writing	2,006.4	1,974.3	1,792.9
Jostens	767.5	565.1	—
Consumer & Commercial Solutions	1,639.2	1,563.9	1,186.4
Waddington	799.9	549.8	—
Safety & Security	355.7	255.8	—
Outdoor & Recreation	1,695.0	1,259.8	293.5
Fishing	555.7	405.9	—
Team Sports	333.2	205.3	—
Other	1,036.1	1,909.2	1,226.4

	$14,742.2	$13,264.0	$5,915.7

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

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At December 31, 2017, the amount remaining to be paid associated with the consent order was immaterial to the consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of December 31, 2017, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition (Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware)) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners. Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remain outstanding in the proceedings. The value of the merger consideration attributable to such shares based on the Company’s stock price on the closing date of the Jarden acquisition would have been approximately $171 million in the aggregate. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the merger consideration to which such Jarden stockholders would have been entitled under the Merger Agreement.

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

The Company’s estimate of environmental remediation costs associated with these matters as of December 31, 2017 was $48.3 million, which is included in other accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiaries, Goody Products, Inc. and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation, maintenance and monitoring costs. The participating parties have been discussing the draft RI and FS reports with U.S. EPA and are preparing revised reports.

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

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $280,600 to twenty PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” Then, by letter dated September 18, 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities. The letter affirms that U.S. EPA anticipates eventually offering cash-out settlements to a number of parties, and that it expects “that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the OU2 [lower 8.3 mile] remedial action.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

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

As of December 31, 2017, the Company had approximately $72.2 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: as of December 31, 2017, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

(b)	Management’s Report on Internal Control Over Financial Reporting: the Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report.

The	report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, which addresses the effectiveness of the Company’s internal control over financial reporting is set forth under Item 8 of this annual report.

(c)	Changes in Internal Control Over Financial Reporting: there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Operations — Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets — December 31, 2017 and 2016

Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements — December 31, 2017, 2016 and 2015

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

(b) EXHIBIT INDEX

Exhibit Number	Description of Exhibit

ITEM 2 - PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger, dated as of December 13, 2015, by and among Newell Rubbermaid Inc., Jarden Corporation, NCPF Acquisition Corp. I and NCPF Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 2015, File No. 001-09608).

2.2	Stock and Asset Purchase Agreement, dated as of October 12, 2016, by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 12, 2016, File No. 001-09608).

2.3	First Amendment to Stock and Asset Purchase Agreement, dated as of March 1, 2017 by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 14, 2017, File No. 001-09608).

ITEM 3 - ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Restated Certificate of Incorporation of Newell Brands Inc., as amended as of April 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, File No. 001-09608).

3.2	By-Laws of Newell Brands Inc., as amended April 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 15, 2016, File No. 001-09608).

ITEM 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.2	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2012, File No. 001-09608).

4.3	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001.09608).

4.4	Specimen Stock Certificate for Newell Brands Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 001-09608).

4.5	Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008, File No. 001-09608).

4.6	Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2010, File No. 001-09608).

4.7	Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 11, 2012, File No. 001-09608).

4.8	Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 29, 2012, File No. 001-09608).

4.9	Form of 2.875% Note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001-09608).

4.10	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001-09608).

4.11	Form of 2.150% Note due 2018 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2015, File No. 001-09608).

4.12	Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015, File No. 001-09608).

4.13	Form of 2.600% note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.14	Form of 3.150% note due 2021 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.15	Form of 3.850% note due 2023 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.16	Form of 4.200% note due 2026 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.17	Form of 5.375% note due 2036 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.18	Form of 5.500% note due 2046 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.19	Form of 3 3/4% note due 2021 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.19 to Newell’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

4.20	Form of 5% note due 2023 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to Newell’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 - MATERIAL CONTRACTS

10.1*	Newell Rubbermaid Inc. Deferred Compensation Plan as amended and restated August 5, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.2*	First Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017 File No. 001-09608).

10.3*	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.4*	Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.5*	Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.6*	First Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.7*†	Newell Brands Supplemental Employee Savings Plan, dated January 1, 2018.

10.8*†	Rexair LLC Retirement Savings and Investment Plan, as amended and restated, dated January 1, 2018.

10.9*†	Newell Brands Employee Savings Plan, as amended and restated, dated January 1, 2018.

10.10*	Newell Rubbermaid Severance Plan — Summary Plan Description for Executives in Bands 10 and above, effective July 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-09608).

10.11*	Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09608).

10.12*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.13*	First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-09608).

10.14*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.15*	Newell Brands Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.16*	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09608).

10.17*	Form of Michael B. Polk Stock Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011, File No. 001-09608).

10.18*	Performance-Based Restricted Stock Unit Award Agreement of Mark Tarchetti dated May 10, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.19*	Performance-Based Restricted Stock Unit Award Agreement of Ralph Nicoletti dated June 8, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.20*	Performance-Based Restricted Stock Unit Award Agreement of Fiona Laird, dated May 31, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.21*	Form of Agreement for Restricted Stock Unit Award Granted to Paula S. Larson on December 16, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.22*	2014 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2015, File No. 001-09608).

10.23*	2015 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2015, File No. 001-09608).

10.24*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.25*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.26*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 10, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2016, File No. 001-09608).

10.27*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended on February 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.28*	Form of Stock Option Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608, File No. 001-09608).

10.29*	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan for 2013 Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 001-09608).

10.30*	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards to Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.31*	Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended May 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-09608).

10.32*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-09608).

10.33*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.34*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees as Amended February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.35*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as Amended May 10, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2016, File No. 001-09608).

10.36*	Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 8, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.37*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards Beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-09608).

10.38*	Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 001-09608).

10.39*	Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.40*	Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.41*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011, File No. 001-09608).

10.42*	Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-09608).

10.43*	Amendment to Written Compensation Arrangement with Michael B. Polk dated May 11, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.44*	Compensation Arrangement with Mark Tarchetti dated May 12, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.45*	Compensation Arrangement with William A. Burke III, dated May 12, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.46*	Compensation Arrangement with Ralph Nicoletti dated May 12, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.47*	Compensation Arrangement with Fiona Laird dated May 25, 2016 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.48*	Separation Agreement and General Release, dated as of March 10, 2016, by and between Newell Rubbermaid Inc. and Paula Larson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, File No. 001-09608).

10.49*	Separation Agreement and General Release, dated as of May 12, 2016, by and between Newell Brands Inc. and John K. Stipancich (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.50*	Separation Agreement and General Release, dated as of July 28, 2016, by and between Newell Brands Inc. and Joseph A. Arcuri (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 28, 2016, File No. 001-09608).

10.51*	Separation Agreement and General Release, dated as of August 24, 2017, by and between Newell Brands Inc. and Fiona C. Laird (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2017, File No. 001-09608).

10.52	Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to Newell’s Registration Statement on Form S-4/A filed on February 17, 2016, File No. 333-208989).

10.53	Assignment and Assumption Agreement dated as of April 25, 2016 by and between Mariposa Capital, LLC and Mariposa Associates, LLC whereby Mariposa Capital, LLC assigns its rights, duties and obligations under the Advisory Services Agreement, dated as of December 13, 2015, by and among Newell Rubbermaid Inc. and Mariposa Capital, LLC to Mariposa Associates, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.54*	Separation Agreement, dated as of December 13, 2015, by and between Jarden Corporation and Martin E. Franklin (incorporated by reference to Exhibit 10.4 of Jarden Corporation’s Current Report on Form 8-K dated December 17, 2015, File No. 001-13665).

10.55*	Separation Agreement, dated as of December 13, 2015, by and between Jarden Corporation and Ian G.H. Ashken (incorporated by reference to Exhibit 10.5 of Jarden Corporation’s Current Report on Form 8-K dated December 17, 2015, File No. 001-13665).

10.56	Amended and Restated Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2016, File No. 001-09608).

10.57	Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2016, File No. 001-09608).

10.58	Loan and Servicing Agreement, dated as of October 3, 2016, among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, Wells Fargo Bank, National Association, as Issuing Lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2016, File No. 001-09608).

10.59	Third Amendment dated as of July 24, 2017 to the Loan and Servicing Agreement and Waiver, dated October 3, 2016, among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-09608).

10.60	Third Amendment to Receivables Contribution and Sale Agreement, dated as of October 31, 2017 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-09608).

10.61	Omnibus Amendment, dated as of December 16, 2016 among Jarden Receivables, LLC, Originator parties thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.62	Second Omnibus Amendment, dated as of March 29, 2017 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-09608).

ITEM 12 - STATEMENT RE COMPUTATION OF RATIOS

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 21- SUBSIDIARIES OF THE REGISTRANT

21.1	Significant Subsidiaries of the Company.

ITEM 23 - CONSENT OF EXPERTS AND COUNSEL

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

ITEM 31 - RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 - SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 - INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

By	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Title	Executive Vice President, Chief Financial Officer
Date	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	Chief Executive Officer and Director
Michael B. Polk

/s/ Ralph J. Nicoletti	Executive Vice President, Chief Financial Officer
Ralph J. Nicoletti

/s/ James L. Cunningham, III	Senior Vice President, Chief Accounting Officer
James L. Cunningham, III

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

James R. Craigie	Director

Debra A. Crew	Director

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II

Newell Brands Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision	Other	Write-offs	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year Ended December 31, 2017	$38.5	$132.0	$2.9	$(111.6)	$61.8
Year Ended December 31, 2016	22.0	125.9	(1.7)	(107.7)	38.5
Year Ended December 31, 2015	25.3	41.4	0.2	(44.9)	22.0

(in millions)	Balance at Beginning of Period	Provision	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year Ended December 31, 2017	$45.9	$19.1	$5.0	$(18.5)	$51.5
Year Ended December 31, 2016	32.9	33.0	(0.2)	(19.8)	45.9
Year Ended December 31, 2015	32.6	23.3	0.5	(23.5)	32.9