Form 10-Q
period 2018-03-31
NEWELL BRANDS INC
filed 2018-05-10
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018

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

Number of shares of common stock outstanding (net of treasury shares) as of April 30, 2018: 485.7 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$3,017.4	$3,266.3
Cost of products sold	2,012.0	2,149.1

Gross profit	1,005.4	1,117.2
Selling, general and administrative expenses	880.4	931.5
Restructuring costs, net	7.9	13.3
Impairment of goodwill, intangibles and other assets	—	18.4

Operating income	117.1	154.0
Non-operating expenses:
Interest expense, net	116.1	122.2
Loss on extinguishment of debt	—	27.8
Other (income) expense, net	(1.0)	(786.1)

Income before income taxes	2.0	790.1
Income tax (benefit) expense	(51.3)	151.6

Net income	$53.3	$638.5

Weighted average shares outstanding:
Basic	486.0	484.2
Diluted	487.0	485.8
Earnings per share:
Basic	$0.11	$1.32
Diluted	$0.11	$1.31
Dividends per share	$0.23	$0.19

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2018	2017
Comprehensive income:
Net income	$53.3	$638.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	64.1	106.0
Unrecognized pension and postretirement costs	(16.3)	0.8
Derivative financial instruments	3.6	(10.7)

Total other comprehensive income, net of tax	51.4	96.1

Comprehensive income	$104.7	$734.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	March 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$459.0	$485.7
Accounts receivable, net	2,346.0	2,674.0
Inventories, net	2,584.9	2,498.8
Prepaid expenses and other	427.3	415.5
Assets held for sale	2,654.1	4.0

Total current assets	8,471.3	6,078.0
Property, plant and equipment, net	1,564.7	1,707.5
Goodwill	9,672.4	10,560.1
Other intangible assets, net	13,142.9	14,236.0
Deferred income taxes	224.9	151.2
Other assets	393.2	402.7

Total assets	$33,469.4	$33,135.5

Liabilities:
Accounts payable	$1,398.2	$1,761.6
Accrued compensation	160.5	187.0
Other accrued liabilities	1,617.3	1,705.4
Short-term debt and current portion of long-term debt	1,532.6	662.8
Liabilities held for sale	209.3	—

Total current liabilities	4,917.9	4,316.8
Long-term debt	9,623.5	9,889.6
Deferred income taxes	3,281.1	3,307.0
Other noncurrent liabilities	1,479.6	1,440.8

Total liabilities	19,302.1	18,954.2
Commitments and contingencies (Footnote 19)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2018 and December 31, 2017)	—	—
Common stock (800 authorized shares, $1.00 par value 508.8 shares and 508.1 shares issued at March 31, 2018 and December 31, 2017, respectively)	508.8	508.1
Treasury stock, at cost (23.1 and 22.9 shares at March 31, 2018 and December 31, 2017, respectively):	(580.2)	(573.5)
Additional paid-in capital	10,371.5	10,362.0
Retained earnings	4,542.5	4,611.2
Accumulated other comprehensive loss	(711.7)	(763.1)

Stockholders’ equity attributable to parent	14,130.9	14,144.7
Stockholders’ equity attributable to noncontrolling interests	36.4	36.6

Total stockholders’ equity	14,167.3	14,181.3

Total liabilities and stockholders’ equity	$33,469.4	$33,135.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$53.3	$638.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	149.8	170.6
Impairment of goodwill, intangibles and other assets	—	18.4
Net gain from sale of businesses	(0.6)	(784.0)
Loss on extinguishment of debt	—	2.2
Deferred income taxes	(94.4)	(161.7)
Stock-based compensation expense	10.1	20.4
Other, net	0.8	1.9
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	255.9	306.2
Inventories	(308.8)	(360.7)
Accounts payable	(285.8)	(142.6)
Accrued liabilities and other	(182.0)	27.2

Net cash used in operating activities	(401.7)	(263.6)

Cash flows from investing activities:
Proceeds from sale of divested businesses	—	1,862.9
Acquisitions and acquisition-related activity	—	(557.3)
Capital expenditures	(95.1)	(100.7)
Other investing activities	(10.2)	0.8

Net cash provided by (used in) investing activities	(105.3)	1,205.7

Cash flows from financing activities:
Net short-term debt	602.8	246.4
Loss on extinguishment of debt	—	(25.6)
Payments on long-term debt	(0.7)	(972.3)
Cash dividends	(112.6)	(92.9)
Equity compensation activity and other, net	(14.8)	(15.2)

Net cash provided by (used in) financing activities	474.7	(859.6)

Exchange rate effect on cash and cash equivalents	5.6	17.5

Increase (decrease) in cash and cash equivalents	(26.7)	100.0
Cash and cash equivalents at beginning of period	485.7	587.5

Cash and cash equivalents at end of period	$459.0	$687.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated interim financial statements of Newell Brands Inc. and its subsidiaries (hereinafter referred to as the “Company” or “Newell Brands”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements and accompanying footnotes be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is evaluating the impact the adoption of ASU 2017-22 will have on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the impact the adoption of ASU 2018-02 will have on the Company’s consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Adoption of New Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The Company adopted ASU 2014-09 and all the related amendments (“Topic 606”) on January 1, 2018, using the modified retrospective transition method and applied this approach to contracts not completed as of that date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not result in a material adjustment to the opening balance of retained earnings. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis.

The cumulative effect of the changes made to the condensed consolidated balance sheet at January 1, 2018 from the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Accounts receivable, net	$2,674.0	$153.6	$2,827.6
Prepaid expenses and other	415.5	16.4	431.9
Other accrued liabilities	1,705.4	170.0	1,875.4
Retained earnings	4,611.2	—	4,611.2

As part of Topic 606, the Company reclassified items such as cash discounts, allowances for returns, and credits or incentives provided to customers from accounts receivable, net to other accrued liabilities as of the adoption date. These items are accounted for as variable consideration when estimating the amount of revenue to recognize. Also as part of the new standard, the Company recognizes right to recover assets associated with our estimated allowances for returns in prepaid expenses and other, which were previously netted against the allowance for returns included in Accounts Receivable, net.

The impact of adoption of Topic 606 on the condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period indicated was as follows (in millions):

	March 31, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Accounts receivable, net	$2,346.0	$(155.7)	$2,190.3
Inventory, net	2,584.9	1.5	2,586.4
Prepaid expenses and other	427.3	(17.4)	409.9
Assets held for sale	2,654.1	(2.5)	2,651.6
Other accrued liabilities	1,617.3	(170.7)	1,446.6
Retained earnings	4,542.5	(3.4)	4,539.1

	Three Months Ended March 31, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$3,017.4	$46.2	$3,063.6
Cost of products sold	2,012.0	48.3	2,060.3
Selling, general and administrative expenses	880.4	2.5	882.9
Operating income	117.1	(4.6)	112.5
Income tax (benefit) expense	(51.3)	(1.2)	(52.5)
Net income	53.3	(3.4)	49.9

Certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses have been reclassified against net sales as they do not meet the specific criteria to qualify as a distinct good or service under the new guidance, primarily related to payments to customers for defective products under warranty.

Refer to Note 2 for additional information regarding the Company’s adoption of Topic 606.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment and debt extinguishment costs. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and the Company retrospectively adopted ASU 2016-15 effective January 1, 2018. As a result of the adoption ASU 2016-15, the Company reclassified $25.6 million of certain debt extinguishment payments, which had the effect of increasing the Company’s cash used in operating activities and decreasing net cash provided by (used in) financing activities by $25.6 million for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018. As a result of the adoption of ASU 2016-16, the Company recorded an adjustment during the three months ended March 31, 2018 that reduced retained earnings and prepaid expenses and other by $9.5 million.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 required disclosure of the nature and amounts of restricted cash. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The Company retrospectively adopted ASU 2016-15 effective January 1, 2018 and the impact was not material to the condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company adopted this guidance in the first quarter of 2018 and retrospectively reclassified the other components of net periodic pension cost and net periodic postretirement benefit cost using the practical expedient permitted under the guidance. As a result, $2.1 million of income was reclassified from selling, general and administrative expenses (“SG&A”) to other expense (income), net, for the three months ended March 31, 2017 (see Footnote 13).

Other Items

At March 31, 2018, the Company held a 23.4% investment in Sprue Aegis (“Sprue”). During the three months ended March 31, 2018 and 2017, the Company’s related party sales to Sprue Aegis (“Sprue”) were $7.5 million and $6.7 million, respectively. At March 31, 2018, the Company terminated the distribution agreement with Sprue.

Footnote 2 — Revenue Recognition

Net sales include sales of consumer and commercial products across our five segments: Live, Learn, Work, Play and Other. In accordance with Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied, which generally occurs either on shipment or on delivery based on contractual terms. Timing of revenue recognition of a majority of the Company’s sales continues to be consistent between the new and old revenue standard. However, previously under Topic 605, the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s adoption on January 1, 2018.

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company has to apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

Sales taxes and other similar taxes are excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. The Company has elected not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which it has the right to invoice for services performed.

The following table disaggregates revenue by major product grouping source and geography for the period indicated (in millions):

	For the Three Months Ended March 31, 2018
	Live	Learn	Work	Play	Other	Total
Appliances & Cookware	$368.3	$—	—	$—	$—	$368.3
Baby	272.5	—	—	—	—	272.5
Home Fragrance	212.3	—	—	—	—	212.3
Food	218.5	—	—	—	—	218.5
Writing	—	334.5	—	—	—	334.5
Jostens	—	160.9	—	—	—	160.9
Consumer & Commercial Solutions	—	—	360.5	—	—	360.5
Waddington	—	—	190.1	—	—	190.1
Safety & Security	—	—	90.1	—	—	90.1
Outdoor & Recreation	—	—	—	367.3	—	367.3
Fishing	—	—	—	130.2	—	130.2
Team Sports	—	—	—	119.3		119.3
Process Solutions	—	—	—	—	143.3	143.3
Other	—	—	—	—	49.6	49.6

Total	$1,071.6	$495.4	640.7	$616.8	$192.9	$3,017.4

North America	$754.9	$366.5	$489.3	$435.4	$179.0	$2,225.1
International	316.7	128.9	151.4	181.4	13.9	792.3

Total	$1,071.6	$495.4	$640.7	$616.8	$192.9	$3,017.4

Accounts Receivable, Net

Accounts receivables, net, include amounts billed and due from customers. Payment terms vary but generally are 90 days or less. The Company evaluates the collectability of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts deemed uncollectible are written off, net of expected recoveries.

During the three months ended March 31, 2018, the Company wrote-off $24.0 million primarily related to one of its top 10 customers in the Baby division within the Live segment, who filed for liquidation of its bankrupt operations in March.

Deferred Revenues

The Company records deferred revenues when cash payments are received or due in advance of its performance, including amounts which are refundable. Deferred revenue was $231 million and $180 million at March 31, 2018 and January 1, 2018, respectively. A substantial portion of the Company’s deferred revenue balance is from the Jostens business. The increase in the balance for the quarter is driven by cash payments received or due in advance of satisfying our performance obligations primarily related to yearbook and scholastic product sales, offset by $74.5 million of revenues recognized that was mostly included in the deferred revenue balance at the beginning of the period and to a lesser extent, reclasses of balances to assets to held for sale.

Footnote 3 — Acquisitions

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

Footnote 4 — Divestitures and Held for Sale

Held for Sale

During 2018, the Company announced it is exploring strategic options for its industrial and commercial product assets, including The Waddington Group, Process Solutions, Rubbermaid Commercial Products and Mapa businesses, as well as non-core consumer businesses, including Jostens, Rawlings, Goody, Pure Fishing, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards businesses. Of these businesses and brands, the Team Sports business including the Rawlings® brand in the Play segment, The Waddington Group business in the Work segment, and the Beauty businesses including the Goody® brand in the Other segment are classified as held for sale at March 31, 2018.

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Accounts receivable, net	$247.8	$—
Inventories, net	235.6	—
Prepaid expenses and other	17.3	—
Property, plant and equipment, net	165.2	4.0
Goodwill	911.4	—
Other intangible assets, net	1,066.4	—
Other assets	10.4	—

Total Assets	$2,654.1	$4.0

Accounts payable	$101.1	$—
Accrued compensation	13.1	—
Other accrued liabilities	81.6	—
Short-term debt and current portion long-term debt	0.3	—
Other noncurrent liabilities	13.2	—

Total Liabilities	$209.3	$—

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. For the three months ended March 31, 2017 net sales from the Winter Sports business were not material.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. During the three months ended March 31, 2017, Company recorded an impairment charge of $9.2 million related to the write down of the carrying value of the net assets of the fire building business, which included goodwill and certain fixed assets, to their estimated fair market value. Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak, the purchaser of the fire building assets, and were company directors at the time of the transaction.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. As a result, during the three months ended March 31, 2017, the Company recorded a pretax gain of $784 million, which is included in other (income) expense, net. For the three months ended March 31, 2017, the Tools business generated 3.4% of the Company’s consolidated net sales.

Subsequent Event

On May 4, 2018, the Company announced that it had entered into a definitive agreement to sell The Waddington Group to Novolex Holdings LLC for approximately $2.3 billion, subject to customary adjustments for working capital and other items. The Company expects the transaction to be completed in the third quarter of 2017, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase. The Waddington business generated 6.9% and 5.5% of the Company’s consolidated net sales for the three months ended March 31, 2018 and 2017.

Footnote 5 — Accumulated Other Comprehensive Income (Loss)

The following tables display the changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the three months ended March 31, 2018 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)
Other comprehensive (loss) income before reclassifications	64.1	(19.2)	(8.8)	36.1
Amounts reclassified to earnings	—	2.9	12.4	15.3

Net current period other comprehensive income (loss)	64.1	(16.3)	3.6	51.4

Balance at March 31, 2018	$(254.7)	$(401.8)	$(55.2)	$(711.7)

For the three months ended March 31, 2018 and 2017 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $3.6 million and $4.2 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 13). These costs are recorded in other (income) expense, net. For the three months ended March 31, 2018 and 2017, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax expense of $13.1 million and $0.3 million, respectively (see Footnote 12).

The income tax provision (benefit) allocated to the components of other comprehensive income (loss) (“OCI”) for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Foreign currency translation adjustments	$7.9	$1.8
Unrecognized pension and postretirement costs	4.0	1.3
Derivative financial instruments	(0.2)	(4.4)

Income tax provision (benefit) related to OCI	$11.7	$(1.3)

Footnote 6 — Restructuring Costs

Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

As part of acquisition of Jarden Corporation (“Jarden”) in 2016, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio.

Jarden Integration

The Company expects to incur approximately $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects are primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects. At March 31, 2018, cumulative restructuring costs related to the Jarden Integration were approximately $168 million.

Project Renewal

The Company’s Project Renewal restructuring plan was completed during 2017. Project Renewal was designed, in part, to simplify and align the Company’s businesses, streamline and realign the supply chain functions, reduce operational and manufacturing complexity, streamline the distribution and transportation functions, optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.

Other Restructuring

In addition to Project Renewal and the Jarden Integration the Company has incurred restructuring costs for various other restructuring activities.

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
Segment	2018	2017
Live	$0.8	$1.1
Learn	1.8	4.0
Work	1.1	2.8
Play	1.0	2.7
Other	0.5	2.1
Corporate	2.7	0.6

	$7.9	$13.3

Restructuring costs incurred by restructuring activity for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
Restructuring Activity	2018	2017
Jarden Integration	$10.1	$11.8
Project Renewal and other	(2.2)	1.5

	$7.9	$13.3

Accrued restructuring costs activity for the three months ended March 31, 2018 is as follows (in millions):

	Balance at December 31, 2017	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at March 31, 2018
Employee severance, termination benefits and relocation costs	$62.8	$8.1	$(18.2)	$0.5	$53.2
Exited contractual commitments and other	31.0	(0.2)	(3.2)	—	27.6

	$93.8	$7.9	$(21.4)	$0.5	$80.8

Footnote 7 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Raw materials and supplies	$388.4	$419.6
Work-in-process	277.5	252.5
Finished products	1,919.0	1,826.7

Total inventories	$2,584.9	$2,498.8

Footnote 8 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Land	$109.8	$108.2
Buildings and improvements	775.9	757.3
Machinery and equipment	2,624.4	2,777.7

	3,510.1	3,643.2
Less: Accumulated depreciation	(1,945.4)	(1,935.7)

	$1,564.7	$1,707.5

Depreciation expense was $67.9 million and $68.6 million for the three months ended March 31, 2018 and 2017, respectively.

Footnote 9 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2018 is as follows (in millions):

				March 31, 2018
Segment	Net Book Value at December 31, 2017	Other Adjustments (1)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Live	$3,910.8	$(104.7)	8.8	$4,239.8	$(424.9)	$3,814.9
Learn	2,854.2	—	13.2	3,302.6	(435.2)	2,867.4
Work	1,881.8	(624.4)	(1.8)	1,255.6	—	1,255.6
Play	1,159.3	(115.7)	2.5	1,046.1	—	1,046.1
Other	754.0	(66.6)	1.0	688.4	—	688.4

	$10,560.1	$(911.4)	23.7	$10,532.5	$(860.1)	$9,672.4

(1)	Represents amounts reclassified to assets held for sale (see Footnote 4).

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method as of the dates indicated, (in millions):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$9,951.1	$—	$9,951.1	$10,210.8	$—	$10,210.8	N/A
Trade names — other	240.6	(36.6)	204.0	366.9	(58.5)	308.4	3–30
Capitalized software	568.8	(364.7)	204.1	558.6	(349.6)	209.0	3–12
Patents and intellectual property	189.4	(83.0)	106.4	252.1	(142.8)	109.3	3–14
Customer relationships and distributor channels	2,950.0	(337.2)	2,612.8	3,703.2	(377.8)	3,325.4	3–30
Other	131.3	(66.8)	64.5	135.6	(62.5)	73.1	3–5

	$14,031.2	$(888.3)	$13,142.9	$15,227.2	$(991.2)	$14,236.0

Amortization expense for intangible assets was $81.9 million and $102 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for the three months ended March 31, 2017 includes a measurement period adjustment of $16.4 million related to the valuation of non-compete agreements within other intangible assets. During the three months ended March 31, 2018 $1.1 billion of other intangibles, net, were reclassified to assets held for sale (see Footnote 4).

Footnote 10 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
Customer accruals	$555.4	$447.7
Accruals for manufacturing, marketing and freight expenses	75.7	60.7
Accrued self-insurance liabilities, contingencies and warranty	178.4	261.3
Deferred revenue	230.9	180.4
Derivative liabilities	16.6	27.4
Accrued income taxes	70.1	217.6
Accrued interest expense	185.9	100.1
Other	304.3	410.2

Other accrued liabilities	$1,617.3	$1,705.4

Footnote 11 — Debt

Debt is comprised of the following as of the dates indicated (in millions):

	March 31, 2018	December 31, 2017
2.15% senior notes due 2018	299.7	299.5
2.60% senior notes due 2019	266.8	266.7
2.875% senior notes due 2019	348.8	348.6
4.70% senior notes due 2020	304.4	304.3
3.15% senior notes due 2021	994.0	993.6
3.75% senior notes due 2021	382.2	373.2
4.00% senior notes due 2022	248.8	248.8
3.85% senior notes due 2023	1,739.3	1,738.8
5.00% senior notes due 2023	311.5	312.1
4.00% senior notes due 2024	496.0	495.8
3.90% senior notes due 2025	297.3	297.2
4.20% senior notes due 2026	1,983.1	1,982.7
5.375% senior notes due 2036	495.0	495.0
5.50% senior notes due 2046	1,726.1	1,726.0
Term loan	299.8	299.8
Commercial paper	700.5	—
Receivables facilities	198.5	298.3
Other debt	64.3	72.0

Total debt	11,156.1	10,552.4
Short-term debt and current portion of long-term debt	(1,532.6)	(662.8)

Long-term debt	$9,623.5	$9,889.6

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At March 31, 2018, $29.3 million of deferred losses have been recorded in AOCI. See Footnote 12 for disclosures regarding the Company’s derivative financial instruments.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	March 31, 2018		December 31, 2017
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$10,087.2	$9,893.0	$10,688.5	$9,882.3

The carrying amounts of all other significant debt approximates fair value.

Footnote 12 — Derivatives

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

Fair Value Hedges

At March 31, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of March 31, 2018, the notional value of outstanding cross-currency interest rate swaps was approximately $166 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swaps are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through November 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2018, the Company had approximately $396 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2018, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through February 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of the dates indicated (in millions):

	March 31, 2018		December 31, 2017
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$24.9	$—	$21.5
Foreign currency contracts	2.6	6.9	2.0	6.6
Fair value hedges:
Interest rate swaps	—	16.3	—	7.8
Derivatives not designated as effective hedges:
Foreign currency contracts	9.4	9.7	12.7	20.8
Commodity contracts	0.1	—	0.2	—

Total	$12.1	$57.8	$14.9	$56.7

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the periods indicated related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(1.9)	$—	$(2.0)
Foreign currency contracts	Sales and cost of sales	(5.3)	(6.4)	(11.8)	8.6
Cross-currency swaps	Other income (expense), net	(3.4)	(4.8)	(3.6)	(6.9)

Total		$(8.7)	$(13.1)	$(15.4)	$(0.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).

The amount of ineffectiveness related to cash flow hedges during the three months ended March 31, 2018 and 2017 was not material. At March 31, 2018, deferred net losses of approximately $16 million within AOCI are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2018 and 2017, the Company recognized expense of $9.5 million and $21.6 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments, which was mostly offset by foreign currency movement in the underlying exposure.

Footnote 13 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefits expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	U.S.		International
	2018	2017	2018	2017
Service cost	$0.2	$0.7	$1.6	$1.8
Interest cost	11.8	12.6	3.4	3.3
Expected return on plan assets	(16.9)	(18.3)	(4.0)	(4.5)
Amortization, net	5.4	5.9	0.7	0.6
Curtailment, settlement and termination (benefit) costs	—	—	0.3	—

Net periodic pension cost	$0.5	$0.9	$2.0	$1.2

	Postretirement Benefits
	Three Months Ended March 31,
	2018	2017
Service cost	$0.1	$—
Interest cost	0.5	0.6
Amortization, net	(2.6)	(2.3)

Net periodic postretirement cost	$(2.0)	$(1.7)

Footnote 14 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate applicable for the period adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the three months ended March 31, 2018 and 2017 was (2565%) and 19.2%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2018 is primarily due to one-time benefits related to recognition of deferred taxes on our operations in France that were previously determined to be unrealizable. In addition, lower pre-tax income and the reduction in U.S. tax rate to 21% as of January 1, 2018 contributed to an overall negative tax rate in the first quarter. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2017 is primarily due to the sale of the Tools business, the inclusion of Jarden and discrete tax benefits compared with the prior year.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted which significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. For 2018, the Company considered in its estimated annual effective tax rate additional provisions of Tax Reform including changes to the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). The Company has elected to treat tax on GILTI income as a period cost and has therefore included it in its annual estimated effective tax rate.

The Company is continuing to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of March 31, 2018, the Company has not completed its accounting for all the tax effects enacted under Tax Reform. The Company made reasonable estimates of those effects during 2017. The Company will continue to refine its estimates as additional guidance and information becomes available.

Footnote 15 — Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Weighted-average shares outstanding	485.4	482.8
Share-based payment awards classified as participating securities (1)	0.6	1.4

Basic weighted-average shares outstanding	486.0	484.2
Dilutive securities (2)	1.0	1.6

Diluted weighted-average shares outstanding	487.0	485.8

(1)	For the three months ended March 31, 2018 and 2017 dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)	For the three months ended March 31, 2018 the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

As of March 31, 2018, there were 2.2 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

At March 31, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the acquisition of Jarden, payable in cash (see Footnote 19).

Footnote 16 — Stockholders’ Equity and Share-Based Awards

During the three months ended March 31, 2018, the Company awarded 1.0 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $33.7 million and entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2018, the Company also awarded 1.4 million time-based RSUs, which had an aggregate grant date fair value of $38.0 million and entitle recipients to shares of the Company’s common stock, vesting in equal installments over a three-year period.

Footnote 17 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis, as of the dates indicated (in millions):

	March 31, 2018				December 31, 2017
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$12.1	$—	$12.1	$—	$14.9	$—	$14.9
Liabilities	—	(57.8)	—	(57.8)	—	(56.7)	—	(56.7)
Investment securities, including mutual funds	5.2	2.6	—	7.8	5.2	3.5	—	8.7

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s debt and derivative instruments are disclosed in Footnote 11 and Footnote 12, respectively.

Footnote 18 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Chesapeake Bay Candle®, Crock-Pot®, FoodSaver®, Graco®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sistema®, Sunbeam®, Tigex®, Woodwick® and Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, and home fragrance products; baby gear and infant care; and health products
Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and custom commemorative jewelry and academic regalia
Work	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex® and Waddington	Cleaning and refuse products; hygiene systems; material handling solutions; consumer and commercial totes; safety and security solutions; and commercial food service and premium tableware products
Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings® and Shakespeare®	Products for outdoor and outdoor-related activities
Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle® and Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging; beauty products; vacuum cleaning systems; and gaming products

Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended March 31, 2018
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,071.6	$495.4	$640.7	$616.8	$192.9	$—	$—	$3,017.4
Operating income (loss) (2)	8.6	50.0	63.3	54.4	12.5	(63.8)	(7.9)	117.1
Other segment data:
Total assets	13,911.6	5,690.9	5,432.5	5,008.3	2,183.2	1,242.9	—	33,469.4

	Three Months Ended March 31, 2017
	Live	Learn	Work	Play	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,067.8	$569.1	$613.7	$628.0	$387.7	$—	$—	$3,266.3
Operating income (loss) (2)	58.3	88.6	62.6	56.1	4.0	(102.3)	(13.3)	154.0

(1)	All intercompany transactions have been eliminated.
(2)	Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization related to shared assets is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

Footnote 19 — Litigation and Contingencies

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

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At March 31, 2018, the amount remaining to be paid associated with the consent order was immaterial to the consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of March 31, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition (Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware)) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition (Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware)) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

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

The Company’s estimate of environmental remediation costs associated with these matters as of March 31, 2018, was $46.2 million, which is included in other accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

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

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to twenty PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” Then, by letter dated September 18, 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities. The letter affirms that U.S. EPA anticipates eventually offering cash-out settlements to a number of parties, and that it expects “that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the OU2 [lower 8.3 mile] remedial action.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

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

As of March 31, 2018, the Company had approximately $73.3 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Business Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Jostens®, Marmot®, Rawlings®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Waddington and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play.

Business Strategy

In 2018, Newell Brands announced its Accelerated Transformation Plan, which aims to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the company’s advantaged capabilities in innovation, design and e-commerce. The Accelerated Transformation Plan is designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.

As part of Accelerated Transformation Plan, Newell Brands will restructure into a global consumer products company with leading brands in seven core consumer divisions (Appliances & Cookware, Writing, Outdoor & Recreation, Baby, Food, Home Fragrance and Safety & Security). The Company is also exploring divestitures of industrial and commercial product assets, including Waddington, Process Solutions, Rubbermaid Commercial Products and Mapa, as well as non-core consumer businesses, including Rawlings, Pure Fishing, Jostens, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. Execution of these strategic options would significantly reduce operational complexity and focus the Company’s remaining portfolio on leading brands in global consumer-facing categories that can leverage Newell Brands’ advantaged capabilities in innovation, design and e-commerce. The company expects to complete its portfolio transformation by the end of 2019.

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

Segment	Key Brands	Description of Primary Products
Live	Aprica®, Baby Jogger®, Ball®, Calphalon®, Chesapeake Bay Candle®, Crock-Pot®, FoodSaver®, Graco®, Mr. Coffee®, NUK®, Oster®, Rubbermaid®, Sistema®, Sunbeam®, Tigex®, Woodwick® and Yankee Candle®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products, fresh preserving products, and home fragrance products; baby gear and infant care; and health products
Learn	Dymo®, Elmer’s®, Expo®, Jostens®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; fine writing instruments, labeling solutions and custom commemorative jewelry and academic regalia
Work	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, Spontex® and Waddington	Cleaning and refuse products; hygiene systems; material handling solutions; consumer and commercial totes; safety and security solutions; and commercial food service and premium tableware products
Play	Berkley®, Coleman®, Contigo®, Ex Officio®, Marmot®, Rawlings® and Shakespeare®	Products for outdoor and outdoor-related activities
Other	Jarden Plastic Solutions, Jarden Applied Materials, Jarden Zinc Products, Goody®, Bicycle® and Rainbow®	Plastic products including closures, contact lens packaging, medical disposables, plastic cutlery and rigid packaging; beauty products; vacuum cleaning systems; and gaming products

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

In April, 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Live Segment from the date of acquisition.

Divestitures

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. For the three months ended March 31, 2017 net sales from the Winter Sports business were not material.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. During the three months ended March 31, 2017, Company recorded an impairment charge of $9.2 million related to the write down of the carrying value of the net assets of the fire building business, which included goodwill and certain fixed assets, to their estimated fair market value. Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak, the purchaser of the firebuilding assets, and were company directors at the time of the transaction.

In March 2017, the Company completed the sale of its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. As a result, during the three months ended March 31, 2017, the Company recorded a pretax gain of $784 million, which is included in other (income) expense, net. For the three months ended March 31, 2017, the Tools business generated 3.4% of the Company’s consolidated net sales.

Subsequent Event

On May 4, 2018, the Company announced that it had entered into a definitive agreement to sell The Waddington Group to Novolex Holdings LLC for approximately $2.3 billion, subject to customary adjustments for working capital and other items. The Company expects the transaction to be completed in the third quarter of 2017, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase.

Held for Sale

In connection with the Company’s aforementioned Transformation Plan, the Team Sports business including the Rawlings® brand in the Play segment; the Waddington business in the Work segment; and the Beauty businesses including the Goody® brand in the Other segment were classified as held for sale at March 31, 2018.

The estimated selling price for each of these businesses is subject to many factors, including but not limited to, the number of interested buyers, buyer’s strategic fit and synergies and nature of the sales transaction. The Company currently does not anticipate impairment charges related to Team Sports, Waddington and Goody, those businesses currently classified as held for sale. The Company may incur future impairment charges if the carrying value of any business currently identified for potential divestiture pursuant to the Accelerated Transformation Plan exceeds its estimated sales price, the business qualifies as held for sale and the factors surrounding the sale of such business become more defined.

See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Ongoing Restructuring Initiatives

After the completion of the acquisition of Jarden Corporation (“Jarden”) in 2016, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and E-commerce to the broadened portfolio. The investments in new capabilities are designed to unlock the growth potential of the portfolio and will be funded by a commitment to release cost savings from 2016 to 2021 of approximately $1.3 billion through the combination of Project Renewal (approximately $300 million) and delivery of cost synergies associated with the Jarden integration (approximately $1 billion).

Jarden Integration

The Company expects to incur approximately $1.0 billion of restructuring and other costs through 2021 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects are primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Restructuring costs associated with integration projects are expected to include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration are expected to include advisory and personnel costs for managing and implementing integration projects.

Project Renewal

The Company’s Project Renewal restructuring plan was completed during 2017. Project Renewal was designed, in part, to simplify and align the Company’s businesses, streamline and realign the supply chain functions, reduce operational and manufacturing complexity, streamline the distribution and transportation functions, optimize global selling and trade marketing functions and rationalize the Company’s real estate portfolio.

See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$3,017.4	$3,266.3	$(248.9)	(7.6)%
Cost of products sold	2,012.0	2,149.1	(137.1)	(6.4)

Gross margin	1,005.4	1,117.2	(111.8)	(10.0)
Selling general and administrative expenses (“SG&A”)	880.4	931.5	(51.1)	(5.5)
Restructuring costs	7.9	13.3	(5.4)	(40.6)
Impairment of goodwill, intangibles and other assets	—	18.4	(18.4)	NMF

Operating income	117.1	154.0	(36.9)	(24.0)
Interest expense, net	116.1	122.2	(6.1)	(5.0)
Loss on extinguishment of debt	—	27.8	(27.8)	NMF
Other (income) expense, net	(1.0)	(786.1)	785.1	(99.9)

Income before taxes	$2.0	$790.1	$788.1	(99.7)

NMF — Not meaningful

The decrease in net sales for the three months ended March 31, 2018 was primarily due to the divestitures of the Tools, Lehigh, firebuilding and Winter Sports businesses (the “Divestitures”) (approximately 6%) completed in 2017, and a decline in sales in the remaining businesses of approximately 3% (inclusive of favorable foreign currency of approximately 2%), mostly due to the Writing and the Baby businesses and the impact of the adoption of new revenue recognition standards, partially offset by the impact of acquisitions (approximately 1%).

The decrease in cost of products sold for the three months ended March 31, 2018 was driven by the impact of the Divestitures (approximately $146 million), lower sales (approximately $72 million), the cost of sales impact of a slight decrease in margins (approximately $27 million) and unfavorable foreign currency (approximately $46 million). Reported gross margin was 33.3% versus 34.2% in the prior year period. The change was primarily due to the negative mix effect of lower sales in the Writing category and the impact of cost of goods and freight inflation, partially offset by the benefit from synergies and cost savings.

The decrease in SG&A for the three months ended March 31, 2018 was primarily due the impact of the Divestitures (approximately $56 million), partially offset by unfavorable foreign currency (approximately $15 million).

The restructuring costs for the three months ended March 31, 2018 and 2017 were mostly comprised of costs related to the Jarden Integration.

Consolidated operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 3.9% and 4.7%, respectively. The change was in part due to lower volumes and negative mix associated with the Writing category, the impact of divestitures and the impact of a major retail customer bankruptcy in the Baby business, partially offset by contributions from acquisitions, positive pricing, synergies and cost savings.

The decrease in interest expense for the three months ended March 31, 2018 was primarily due to lower average debt levels versus the same prior year period. The weighted average interest rate for the three months ended March 31, 2018 and 2017 was approximately 4.2% and 4.1%, respectively.

See Footnote 14 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended March 31,				Three Months Ended March 31,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Live	$1,071.6	$1,067.8	$3.8	0.4%	$8.6	$58.3	$(49.7)	(85.2)%
Learn	495.4	569.1	(73.7)	(13.0)	50.0	88.6	(38.6)	(43.6)
Work	640.7	613.7	27.0	4.4	63.3	62.6	0.7	1.1
Play	616.8	628.0	(11.2)	(1.8)	54.4	56.1	(1.7)	(3.0)
Other	192.9	387.7	(194.8)	(50.2)	12.5	4.0	8.5	212.5
Corporate	—	—	—	—	(63.8)	(102.3)	38.5	37.6
Restructuring	—	—	—	—	(7.9)	(13.3)	5.4	40.6

	$3,017.4	$3,266.3	$(248.9)	(7.6)%	$117.1	$154.0	$(36.9)	(24.0)

Live

The increase in net sales for the three months ended March 31, 2018 was primarily due to acquisitions (approximately 4%), which was offset by weakness in other categories, primarily the baby gear category attributable to the bankruptcy filing and subsequent liquidation of the Baby division’s top global customer and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 0.8% and 5.5%. The decrease was primarily driven by sourced finished goods and freight cost inflation, the absence of planned income related to lost Baby division sales and a bad debt charge related to a global customer bankruptcy.

Learn

The decrease in net sales for the three months ended March 31, 2018 was primarily due to the Writing business, mostly due to a decline in Writing related to significant contraction of a U.S. office superstore and distributive trade channels reflecting the Company’s choice to accelerate achievement of customers’ new inventory targets and restructure its domestic Writing go-to-market program and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 10.1% and 15.6%, respectively. The decrease was primarily driven by the impact of lower sales volume and negative sales mix.

Work

The increase in net sales for the three months ended March 31, 2018 was primarily due to growth in the Waddington and Safety and Security categories in part due to continued market share growth in certain product categories and the favorable impact of new product launches partially offset by the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 9.9% and 10.2%, respectively. The decrease was primarily driven by the negative impact of commodity inflation partially offset by increased volume, positive pricing and the impact of cost savings and synergies.

Play

The decrease in net sales for the three months ended March 31, 2018 was primarily driven by decline at Outdoor & Recreation category, primarily due to lost distribution in the certain product categories and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in other categories, primarily the Team Sports category.

Operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 8.8% and 8.9%, respectively. The decrease was primarily driven by an increase in SG&A, partially offset by improved gross margins.

Other

The decrease in net sales for the three months ended March 31, 2018 was primarily due to impact of the Divestitures (approximately 46%).

Operating income as a percentage of net sales for the three months ended March 31, 2018 and 2017 was approximately 6.5% and 1.0%, respectively. The change was primarily due to impairment charges and other costs incurred during the three months ended March 31, 2017, related to the Divestitures and assets held for sale.

Liquidity and Capital Resources

LIQUIDITY

At March 31, 2018, the Company had cash and cash equivalents of $459 million, of which approximately $351 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share, to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for the three months ended March 31, 2018 and 2017 (in millions):

	2018	2017	Increase (Decrease)
Cash used in operating activities	$(401.7)	$(263.6)	$(138.1)
Cash provided by (used in) investing activities	(105.3)	1,205.7	(1,311.0)
Cash provided by (used in) financing activities	474.7	(859.6)	1,334.3
Currency effect on cash and cash equivalents	5.6	17.5	(11.9)

Increase (decrease) in cash, cash equivalents and restricted cash	$(26.7)	$100.0	$(126.7)

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operations for the three months ended March 31, 2018 is in part due to a $131 million increase in cash taxes paid related to the gain on the sale of the Tools business, unfavorable working capital related to accounts payable ($143 million) and accounts receivable ($50 million), partially offset by a lower investment in inventory and lower bonus and incentive payments.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities was primarily due to a $1.9 billion decrease in the proceeds from the sale of businesses, partially offset by a decrease in cash used for the acquisition of businesses (approximately $558 million). For the three months ended March 31, 2018, capital expenditures were $95.1 million versus $101 million for the same prior year period.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities was primarily due to the decrease in the payments on long-term debt (approximately $972 million), partially offset by the period-over-period increase in the net change in short-term debt (approximately $356 million).

CAPITAL RESOURCES

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At March 31, 2018, there was approximately $702 million of commercial paper outstanding, approximately $33 million of outstanding standby letters of credit and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $516 million.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At March 31, 2018, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At March 31, 2018, net availability under the Facility was approximately $465 million.

The Company was not in default of any of its debt covenants at March 31, 2018.

At March 31, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At March 31, 2018, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

During the three months ended March 31, 2018, the Company did not repurchase any shares under its stock repurchase program (the “SRP”). At March 31, 2018, approximately $1.1 billion remains available under the SRP. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, planned sale of businesses, liquidity and legal requirements.

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

Fair Value Hedges

At March 31, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. As of March 31, 2018, the notional value of outstanding cross-currency interest rate swaps was approximately $166 million. The cross-currency interest rate swaps are intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements. The effective portions of the changes in fair values of these cross-currency interest rate swaps are reported in AOCI and an amount is reclassified out of AOCI into other (income) expense, net, which is offset in the same period by the remeasurement in the carrying value of the underlying foreign currency intercompany financing arrangements being hedged.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through November 2018. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2018, the Company had approximately $396 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2018, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through February 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of March 31, 2018 (in millions):

March 31, 2018
Net Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$(24.9)
Foreign currency contracts	(4.3)
Fair value hedges:
Interest rate swaps	(16.3)
Derivatives not designated as effective hedges:
Foreign currency contracts	(0.3)
Commodity contracts	0.1

Total	$(45.7)

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;

•	the Company’s ability to effectively accelerate its transformation plan and explore and execute its strategic options;

•	the Company’s ability to complete planned acquisitions and divestitures, to integrate Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions or dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems or related controls;

•	future events that could adversely affect the value of the Company’s assets and require impairment charges;

•	the impact of United States or foreign regulations on the Company’s operations, including environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans; and

•	other factors listed from time to time in the Company’s filings with the SEC including, but not limited to, the Company’s most recent Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2018.

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	754	$25.73	—	$1,103,593,000
February	242,261	27.30	—	$1,103,593,000
March	—	—	—	$1,103,593,000

Total	243,015	27.30	—

(1)	Under the Company’s SRP, the Company may repurchase shares of its common stock through 10b5-1 automatic trading plans, discretionary market purchases, privately negotiated transactions or a combination thereof. Under the SRP, the Company is authorized to repurchase up to approximately $1.26 billion of its outstanding shares through the end of 2020. The Company did not repurchase any shares under the SRP during the three months ended March 31, 2018.
(2)	All shares purchased by the Company during the three months ended March 31, 2018. were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1†	2018 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2018).

10.2†	Form of 2018 RSU Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2018).

10.3†	Newell Brands Inc. Amendment to Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 13, 2018).

10.4†*	First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan dated as of February 14, 2018.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date: May 10, 2018	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: May 10, 2018	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer