Form 10-Q
period 2018-06-30
NEWELL BRANDS INC
filed 2018-08-09
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2018

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

Number of shares of common stock outstanding (net of treasury shares) as of July 31, 2018: 472.5 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,203.1	$2,527.4	$4,015.9	$4,618.0
Cost of products sold	1,428.0	1,650.2	2,635.2	3,032.6

Gross profit	775.1	877.2	1,380.7	1,585.4
Selling, general and administrative expenses	613.6	695.8	1,239.9	1,364.8
Restructuring costs, net	45.7	23.6	51.1	32.9
Impairment of goodwill, intangibles and other assets	31.6	65.5	31.6	83.9

Operating income	84.2	92.3	58.1	103.8
Non-operating expenses:
Interest expense, net	120.5	114.5	236.6	236.6
Loss on extinguishment of debt	—	4.5	—	32.3
Other expense (income), net	(13.2)	28.2	(14.6)	(758.6)

Income (loss) before income taxes	(23.1)	(54.9)	(163.9)	593.5
Income tax expense (benefit)	53.0	(71.5)	(33.4)	31.5

Income (loss) from continuing operations	(76.1)	16.6	(130.5)	562.0
Income from discontinued operations, net of tax	207.8	206.4	315.5	299.5

Net income	$131.7	$223.0	$185.0	$861.5

Weighted average shares outstanding:
Basic	486.2	484.3	486.1	484.2
Diluted	486.2	485.9	486.1	485.8
Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.16)	$0.03	$(0.27)	$1.16
Income from discontinued operations	0.43	0.43	0.65	0.62

Net income	$0.27	$0.46	$0.38	$1.78

Diluted:
Income (loss) from continuing operations	$(0.16)	$0.03	$(0.27)	$1.15
Income from discontinued operations	0.43	0.43	0.65	0.62

Net income	$0.27	$0.46	$0.38	$1.77

Dividends per share	$0.23	$0.23	$0.46	$0.42

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$131.7	$223.0	$185.0	$861.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(222.3)	135.9	(158.2)	241.9
Unrecognized pension and postretirement costs	(7.6)	(2.2)	(23.9)	(1.4)
Derivative financial instruments	14.0	(10.0)	17.6	(20.7)

Total other comprehensive income (loss), net of tax	(215.9)	123.7	(164.5)	219.8

Comprehensive income	$(84.2)	$346.7	$20.5	$1,081.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	June 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$2,279.4	$485.7
Accounts receivable, net	1,928.7	1,879.3
Inventories, net	1,860.3	1,662.4
Prepaid expenses and other	310.7	327.6
Current assets held for sale	7,368.3	6,894.6

Total current assets	13,747.4	11,249.6
Property, plant and equipment, net	929.0	972.4
Goodwill	6,836.0	6,873.0
Other intangible assets, net	10,095.1	10,199.6
Deferred income taxes	215.9	150.5
Other assets	367.8	377.8
Noncurrent assets held for sale	—	3,312.6

Total assets	$32,191.2	$33,135.5

Liabilities:
Accounts payable	$1,017.3	$1,226.8
Accrued compensation	119.9	85.9
Other accrued liabilities	1,101.1	1,267.1
Short-term debt and current portion of long-term debt	1,202.2	661.8
Current liabilities held for sale	902.4	1,339.4

Total current liabilities	4,342.9	4,581.0
Long-term debt	9,300.7	9,889.2
Deferred income taxes	3,097.9	3,109.1
Other noncurrent liabilities	1,458.5	1,362.1
Noncurrent liabilities held for sale	—	12.8

Total liabilities	18,200.0	18,954.2
Commitments and contingencies (Footnote 19)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2018 and December 31, 2017)	—	—
Common stock (800 authorized shares, $1.00 par value 509.3 shares and 508.1 shares issued at June 30, 2018 and December 31, 2017, respectively)	509.3	508.1
Treasury stock, at cost (23.3 and 22.9 shares at June 30, 2018 and December 31, 2017, respectively):	(584.3)	(573.5)
Additional paid-in capital	10,399.0	10,362.0
Retained earnings	4,624.5	4,611.2
Accumulated other comprehensive loss	(990.2)	(763.1)

Stockholders’ equity attributable to parent	13,958.3	14,144.7
Stockholders’ equity attributable to noncontrolling interests	32.9	36.6

Total stockholders’ equity	13,991.2	14,181.3

Total liabilities and stockholders’ equity	$32,191.2	$33,135.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$185.0	$861.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	254.8	320.0
Impairment of goodwill, intangibles and other assets	485.6	84.6
Net gain from sale of businesses	(461.8)	(758.1)
Loss on extinguishment of debt	—	(1.9)
Deferred income taxes	(37.9)	(60.9)
Stock-based compensation expense	37.7	39.7
Other, net	2.4	6.2
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(111.2)	(49.4)
Inventories	(250.3)	(498.8)
Accounts payable	(214.0)	177.2
Accrued liabilities and other	(280.8)	(326.9)

Net cash used in operating activities	(390.5)	(206.8)

Cash flows from investing activities:
Proceeds from sale of divested businesses	2,665.4	1,901.7
Acquisitions and acquisition-related activities	—	(557.6)
Capital expenditures	(201.0)	(191.2)
Other investing activities	(4.0)	5.4

Net cash provided by investing activities	2,460.4	1,158.3

Cash flows from financing activities:
Net short-term debt	(18.1)	620.1
Loss on extinguishment of debt	—	(34.2)
Payments on long-term debt	(1.4)	(1,159.5)
Cash dividends	(224.9)	(204.3)
Equity compensation activity and other, net	(18.5)	(19.8)

Net cash used in financing activities	(262.9)	(797.7)

Exchange rate effect on cash and cash equivalents	(13.3)	38.9

Increase in cash and cash equivalents	1,793.7	192.7
Cash and cash equivalents at beginning of period	485.7	587.5

Cash and cash equivalents at end of period	$2,279.4	$780.2

Supplemental disclosures for discontinued operations:
Net cash provided by discontinued operating activities	$88.3	$59.6
Net cash provided by (used in) discontinued investing activities	2,581.7	(63.1)
Capital expenditures	(84.3)	(62.2)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date, but it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These reclassifications have no impact on previously reported net income.

Discontinued Operations

During 2018, the Company implemented the Accelerated Transformation Plan, which was designed in part, to rationalize the organization and its portfolio of products. Pursuant to the Accelerated Transformation Plan, a number of the Company’s businesses were designated for disposal. At June 30, 2018, these businesses have been classified as discontinued operations as these businesses together represent a strategic shift that has a major effect on the Company’s operations and financial results (see Footnote 4). Prior periods have been reclassified to conform with the current presentation.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the second, third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and six months ended June 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019. The Company is currently evaluating the effect of the adoption of ASU 2016-02 on the Company’s consolidated financial statements and has initiated its plan for the adoption and implementation of this new standard, including assessing the Company’s lease portfolio, evaluating practical expedients and accounting policy elections, and implementing a new software to meet the reporting requirements of this standard.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is evaluating the impact the adoption of ASU 2017-12 will have on the Company’s consolidated financial statements.

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

The cumulative effect of the changes made to the condensed consolidated balance sheet at January 1, 2018 from the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Accounts receivable, net	$1,879.3	$100.3	$1,979.6
Prepaid expenses and other	327.6	14.6	342.2
Current assets held for sale	6,894.6	21.3	6,915.9
Noncurrent assets held for sale	3,312.6	33.8	3,346.4
Other accrued liabilities	1,267.1	114.9	1,382.0
Current liabilities held for sale	1,339.4	21.3	1,360.7
Noncurrent liabilities held for sale	12.8	33.8	46.6
Retained earnings	4,611.2	—	4,611.2

As part of Topic 606, the Company reclassified items such as cash discounts, allowances for returns, and credits or incentives provided to customers from accounts receivable, net to other accrued liabilities as of the adoption date. These items are accounted for as variable consideration when estimating the amount of revenue to recognize. Also as part of the new standard, the Company recognizes right to recover assets associated with its estimated allowances for returns in prepaid expenses and other, which were previously netted against the allowance for returns included in accounts receivable, net.

The impact of adoption of Topic 606 on the condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period indicated was as follows (in millions):

	June 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Accounts receivable, net	$1,928.7	$(100.8)	$1,827.9
Inventory, net	1,860.3	0.5	1,860.8
Prepaid expenses and other	310.7	(13.7)	297.0
Current assets held for sale	7,368.3	(46.4)	7,321.9
Other accrued liabilities	1,101.1	(113.6)	987.5
Current liabilities held for sale	920.4	(46.4)	874.0
Retained earnings	4,624.5	(0.4)	4,624.1

	Three Months Ended June 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$2,203.1	$51.0	$2,254.1
Cost of products sold	1,428.0	49.7	1,477.7
Selling, general and administrative expenses	613.6	2.7	616.3
Operating income (loss)	84.2	(1.4)	82.8
Income tax expense	53.0	0.2	53.2
Loss from continuing operations	(76.1)	(1.6)	(77.7)
Income from discontinued operations, net of tax	207.8	—	207.8
Net income (loss)	131.7	(1.6)	130.1

	Six Months Ended June 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$4,015.9	$94.4	$4,110.3
Cost of products sold	2,635.2	90.5	2,725.7
Selling, general and administrative expenses	1,239.9	4.5	1,244.4
Operating income (loss)	58.1	(0.6)	57.5
Income tax benefit	(33.4)	(0.2)	(33.6)
Loss from continuing operations	(130.5)	(0.4)	(130.9)
Income from discontinued operations, net of tax	315.5	(1.8)	313.7
Net income (loss)	185.0	(2.2)	182.8

Certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses have been reclassified against net sales as they do not meet the specific criteria to qualify as a distinct good or service under the new guidance, primarily related to payments to customers for defective products under warranty.

Refer to Footnote 2 for additional information regarding the Company’s adoption of Topic 606.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment and debt extinguishment costs. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and the Company retrospectively adopted ASU 2016-15 effective January 1, 2018. As a result of the adoption ASU 2016-15, the Company reclassified $34.2 million of certain debt extinguishment payments, which had the effect of increasing the Company’s cash used in operating activities and decreasing net cash provided by (used in) financing activities by $34.2 million for the six months ended June 30, 2017.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory (Topic 740,” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018. As a result of the adoption of ASU 2016-16, the Company recorded an adjustment as of January 1, 2018, that reduced retained earnings and prepaid expenses and other by $9.5 million.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 required disclosure of the nature and amounts of restricted cash. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The Company retrospectively adopted ASU 2016-18 effective January 1, 2018 and the impact was not material to the condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The

Company adopted this guidance in the first quarter of 2018 and retrospectively reclassified the other components of net periodic pension cost and net periodic postretirement benefit cost using the practical expedient permitted under the guidance. As a result, $2.4 million and $5.0 million of income was reclassified from selling, general and administrative expenses (“SG&A”) to other expense (income), net, for the three and six months ended June 30, 2017, respectively (see Footnote 13).

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this guidance in the second quarter of 2018 and reclassified the stranded income tax effects from the Tax Cuts and Jobs Act from AOCI to retained earnings (see Footnote 5).

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Other Items

At June 30, 2018, the Company held a 23.4% investment in Sprue Aegis (“Sprue”). During the three and six months ended June 30, 2018 and 2017, the Company’s related party sales to Sprue were nil and $8.7 million, respectively, and $7.5 million and $15.4 million, respectively. On March 31, 2018, the Company terminated its distribution agreement with Sprue.

Footnote 2 — Revenue Recognition

Net sales include sales of consumer and commercial products across the Company’s four segments: Food and Appliances, Home and Outdoor Living, Learning and Development and Other. In accordance with Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied, which generally occurs either on shipment or on delivery based on contractual terms. Timing of revenue recognition of a majority of the Company’s sales continues to be consistent between the new and old revenue standard. However, previously under Topic 605, the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s consolidated financial statement upon adoption on January 1, 2018.

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

The following table disaggregates revenue by major product grouping source and geography for the period indicated (in millions):

	For the Three Months Ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$393.0	$—	$—	$—	$393.0
Food	228.3	—	—	—	228.3
Connected Home and Security	—	87.0	—	—	87.0
Home Fragrance	—	175.5	—	—	175.5
Outdoor and Recreation	—	479.2	—	—	479.2
Baby and Parenting	—	—	274.4	—	274.4
Writing	—	—	564.3	—	564.3
Other	—	—	—	1.4	1.4

Total	$621.3	$741.7	$838.7	$1.4	$2,203.1

North America	$451.6	$529.4	$616.0	$1.6	$1,598.6
International	169.7	212.3	222.7	(0.2)	604.5

Total	$621.3	$741.7	$838.7	$1.4	$2,203.1

	For the Six Months Ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$761.3	$—	$—	$—	$761.3
Food	395.5	—	—	—	395.5
Connected Home and Security	—	177.1	—	—	177.1
Home Fragrance	—	387.8	—	—	387.8
Outdoor and Recreation	—	846.5	—	—	846.5
Baby and Parenting	—		547.3	—	547.3
Writing	—	—	898.4	—	898.4
Other	—	—	—	2.0	2.0

Total	$1,156.8	$1,411.4	$1,445.7	$2.0	$4,015.9

North America	$809.6	$999.2	$1,010.2	$2.0	$2,821.0
International	347.2	412.2	435.5	—	1,194.9

Total	$1,156.8	$1,411.4	$1,445.7	$2.0	$4,015.9

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

During the three months and six months ended June 30, 2018, the Company wrote-off $5.3 million and $28.7 million, respectively, primarily related to one of its top 10 customers in the Baby and Parenting division within the Learning and Development segment, who filed for liquidation of its bankrupt operations in March 2018.

Footnote 3 — Acquisitions

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Home and Outdoor Living segment from the date of acquisition.

In April 2017, the Company acquired Sistema Plastics (“Sistema”), a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Food and Appliances segment from the date of acquisition.

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Home and Outdoor Living segment from the date of acquisition.

Footnote 4 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it is exploring strategic options for its industrial and commercial product assets, including Process Solutions, Rubbermaid Commercial Products and Mapa businesses, as well as non-core consumer businesses, including Goody, Jostens, Pure Fishing, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards businesses. These businesses are classified as discontinued operations at June 30, 2018. Prior periods have been reclassified to conform with the current presentation. During the second quarter of 2018, the Company sold the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) as part of the Accelerated Transformation Plan. Rawlings and Waddington are also classified as discontinued operations as of June 30, 2018. The Company expects to complete the remaining divestitures by the end of the second quarter of 2019.

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales (2)	$1,525.7	$1,527.2	$2,730.3	$2,702.9
Cost of products sold (2)	933.3	929.1	1,738.1	1,695.8
Selling, general and administrative expenses	260.0	261.7	514.1	524.2
Restructuring costs, net	2.5	6.9	5.0	10.9
Impairment of goodwill, intangibles and other assets	454.0	0.7	454.0	0.7

Operating income (loss)	(124.1)	328.8	19.1	471.3
Non-operating expense (income) (1)	(461.4)	3.3	(461.0)	4.1

Income before income taxes	337.3	325.5	480.1	467.2
Income tax expense	129.5	119.1	164.6	167.7

Net income	$207.8	$206.4	$315.5	$299.5

(1)	The three and six months ended June 30, 2018, include a $462 million gain on sale of discontinued operations.
(2)

The three and six months ended June 30, 2018, includes a reclassification from cost of sales to net sales of $14.0 million and $23.3 million, respectively, related to the adoption of Topic 606. See Footnotes 1 and 2 for additional information regarding the Company’s adoption of Topic 606.

Held for Sale

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Accounts receivable, net	$750.5	$794.7
Inventories, net	633.2	836.4
Prepaid expenses and other	77.1	87.9
Property, plant and equipment, net (1) (2)	607.1	310.1
Goodwill (1)	2,370.7	2,189.6
Other intangible assets, net (1)	2,915.5	2,652.1
Other assets (1)	14.2	23.8

Current assets held-for-sale	$7,368.3	$6,894.6

Property, plant and equipment, net	—	429.0
Goodwill	—	1,497.5
Other intangible assets, net	—	1,384.3
Other assets	—	1.8

Noncurrent assets held-for-sale	$—	$3,312.6

Accounts payable	$444.0	$534.8
Accrued compensation	76.8	101.6
Other accrued liabilities	307.7	438.8
Deferred income taxes (1)	3.3	197.9
Other liabilities (1)	70.6	66.3

Current liabilities held-for-sale	$902.4	$1,339.4

Deferred income taxes	—	—
Other liabilities	—	12.8

Noncurrent liabilities held-for-sale	$—	$12.8

(1)	Classification as current or long-term based on management’s best estimate as to the timing of the disposal of the underlying asset or liability as of the respective dates indicated.
(2)	Balance at December 31, 2017, includes a $4.0 million building held for sale that is not included in discontinued operations. This building was sold during the second quarter of 2018.

Divestitures

2018 Activity

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $395 million, subject to customary working capital and transaction adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax loss of $136 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary adjustments for working capital and other items. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax gain of $598 million, which is included in the income (loss) from discontinued operations.

During the three and six months ended June 30, 2018, the Company recorded a goodwill impairment charge totaling $454 million, which is included in the income (loss) from discontinued operations, related to the write-down of the carrying value of the net assets of the Process Solutions business to its estimated fair market value.

2017 Activity

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. For the three and six months ended June 30, 2017, net sales from the Winter Sports business were not material. During the three and six months ended June 30, 2017, the Company recorded an impairment charge of $59.1 million related to the writedown of the carrying value of the net assets of the Winter Sports business to their estimated fair market value.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. During the three and six months ended June 30, 2017 the Company recorded impairment charges of $14.9 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia ® stroller businesses to their estimated fair market value. Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak, the purchaser of the fire building assets, and were company directors at the time of the transaction.

In March 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. As a result, during the six months ended June 30, 2017, the Company recorded a pretax gain of $784 million, which is included in other (income) expense, net. For the six months ended June 30, 2017, the Tools business generated 1.5% of the Company’s consolidated net sales.

Footnote 5 — Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

The following tables display the changes in AOCI by component net of tax for the six months ended June 30, 2018 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)
Other comprehensive (loss) income before reclassifications	(175.0)	(29.0)	5.3	(198.7)
Amounts reclassified to earnings	16.8	5.1	12.3	34.2

Net current period other comprehensive income (loss)	(158.2)	(23.9)	17.6	(164.5)
Reclassification to retained earnings (1)	—	(54.5)	(8.1)	(62.6)

Balance at June 30, 2018	$(477.0)	$(463.9)	$(49.3)	$(990.2)

(1)	Reclassification is due to the adoption of ASU 2018-02 (see Footnote 1).

For the three and six months ended June 30, 2018 and 2017, reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $3.4 million and $4.2 million, respectively, and $6.9 million and $8.4 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 13). These costs are recorded in other expense (income), net. For the three and six months ended June 30, 2018 and 2017, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (income) expense of $6.2 million and ($3.4) million, respectively, and $19.3 million and ($3.1) million, respectively (see Footnote 12). The amounts reclassified to earnings from the cumulative translation adjustment is due to divestitures (see Footnote 4).

The income tax (provision) benefit allocated to the components of other comprehensive income (loss) (“OCI”) for the periods indicated are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Foreign currency translation adjustments	$(8.4)	$2.9	$(0.5)	$1.1
Unrecognized pension and postretirement costs	4.0	(1.4)	8.0	(2.7)
Derivative financial instruments	(9.9)	2.2	(10.0)	6.6

Income tax (provision) benefit related to OCI	$(14.3)	$3.7	$(2.5)	$5.0

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

Accelerated Transformation Plan

The Company began restructuring and other actions in 2016 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects were primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Subsequently, the Company announced its Accelerated Transformation Plan during the first quarter of 2018 to divest the Company’s industrial and commercial product assets and non-core consumer businesses. The Accelerated Transformation Plan continues some of the Jarden Integration projects for the continuing operations and focuses on the realignment of the Company’s management structure and overall cost structure as a result of the completed and planned divestitures. Restructuring costs associated with integration projects and the transformation plan include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects.

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

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Food and Appliances	$3.3	$3.9	$3.9	$4.1
Home and Outdoor Living	19.7	3.8	20.5	7.5
Learning and Development	1.8	3.5	3.9	7.6
Other	—	0.7	—	1.4
Corporate	20.9	11.7	22.8	12.3

	$45.7	$23.6	$51.1	$32.9

Restructuring costs incurred during the three and six months ended June 30, 2018 and 2017 primarily relate to the Accelerated Transformation Plan and Jarden Integration.

Accrued restructuring costs activity for the six months ended June 30, 2018 are as follows (in millions):

	Balance at December 31, 2017	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at June 30, 2018
Employee severance, termination benefits and relocation costs	$47.2	$32.2	$(22.0)	$(18.9)	$38.5
Exited contractual commitments and other	32.1	18.9	(7.8)	1.0	44.2

	$79.3	$51.1	$(29.8)	$(17.9)	$82.7

Footnote 7 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Raw materials and supplies	$239.5	$208.9
Work-in-process	139.0	147.9
Finished products	1,481.8	1,305.6

	$1,860.3	$1,662.4

Footnote 8 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Land	$69.0	$72.4
Buildings and improvements	472.5	491.4
Machinery and equipment	1,543.8	1,523.0

	2,085.3	2,086.8
Less: Accumulated depreciation	(1,156.3)	(1,114.4)

	$929.0	$972.4

Depreciation expense for continuing operations was $39.4 million and $39.0 million for the three months ended June 30, 2018 and 2017, respectively, and $81.7 million and $76.3 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense for discontinued operations was $7.3 million and $31.0 million for the three months ended June 30, 2018 and 2017, respectively, and $33.0 million and $62.3 million for the six months ended June 30, 2018 and 2017, respectively.

During the three and six months ended June 30, 2018, the Company recorded $31.6 million of impairment charges on certain other assets, the majority of which relate to the Home and Fragrance business in the Home and Outdoor Living segment.

Footnote 9 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2018 is as follows (in millions):

				June 30, 2018
Segment	Net Book Value at December 31, 2017	Other Adjustments	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$1,990.0	$—	$(13.0)	$2,096.4	$(119.4)	$1,977.0
Home and Outdoor Living	2,148.0	—	(2.0)	2,146.0	—	2,146.0
Learning and Development	2,735.0	—	(22.0)	3,453.7	(740.7)	2,713.0
Other	—	—	—	—	—	—

	$6,873.0	$—	$(37.0)	$7,696.1	$(860.1)	$6,836.0

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$8,533.2	$—	$8,533.2	$8,563.6	$—	$8,563.6	N/A
Trade names — other	171.4	(29.8)	141.6	190.7	(35.7)	155.0	2–15
Capitalized software	503.3	(323.6)	179.7	485.8	(302.9)	182.9	3–12
Patents and intellectual property	136.6	(66.4)	70.2	152.0	(81.4)	70.6	3–14
Customer relationships and distributor channels	1,271.9	(150.0)	1,121.9	1,324.7	(159.6)	1,165.1	3–30
Other	109.0	(60.5)	48.5	112.8	(50.4)	62.4	3–5

	$10,725.4	$(630.3)	$10,095.1	$10,829.6	$(630.0)	$10,199.6

Amortization expense for intangible assets for continuing operations was $48.9 million and $42.8 million for the three months ended June 30, 2018 and 2017, respectively, and $98.6 million and $105 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets for discontinued continuing operations was $9.5 million and $36.6 million for the three months ended June 30, 2018 and 2017, respectively, and $41.5 million and $76.1 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for the three and six months ended June 30, 2017 includes a measurement period expense (income) adjustment of ($2.8) million and $13.6 million, respectively, related to the valuation of non-compete agreements. The majority of these measurement period adjustments are included in the results from continuing operations.

Footnote 10 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
Customer accruals	$482.0	$356.5
Accruals for manufacturing, marketing and freight expenses	39.3	35.2
Accrued self-insurance liabilities, contingencies and warranty	142.5	220.5
Derivative liabilities	11.3	27.4
Accrued income taxes	62.3	216.3
Accrued interest expense	100.8	100.1
Other	262.9	311.1

	$1,101.1	$1,267.1

Footnote 11 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	June 30, 2018	December 31, 2017
2.15% senior notes due 2018	$299.8	$299.5
2.60% senior notes due 2019	267.0	266.7
2.875% senior notes due 2019	349.0	348.6
4.70% senior notes due 2020	304.4	304.3
3.15% senior notes due 2021	994.5	993.6
3.75% senior notes due 2021	361.5	373.2
4.00% senior notes due 2022	248.9	248.8
3.85% senior notes due 2023	1,739.8	1,738.8
5.00% senior notes due 2023	311.0	312.1
4.00% senior notes due 2024	496.1	495.8
3.90% senior notes due 2025	297.3	297.2
4.20% senior notes due 2026	1,983.6	1,982.7
5.375% senior notes due 2036	495.1	495.0
5.50% senior notes due 2046	1,726.2	1,726.0
Term loan	299.8	299.8
Commercial paper	284.9	—
Receivables facilities	—	298.3
Other debt	44.0	70.6

Total debt	10,502.9	10,551.0
Short-term debt and current portion of long-term debt	(1,202.2)	(661.8)

Long-term debt	$9,300.7	$9,889.2

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At June 30, 2018, $10.1 million of deferred losses have been recorded in AOCI. See Footnote 12 for disclosures regarding the Company’s derivative financial instruments.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	June 30, 2018		December 31, 2017
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$9,816.0	$9,874.2	$10,688.5	$9,882.3

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

Fair Value Hedges

At June 30, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During 2018, all the Company’s cross-currency interest rate swaps matured. The cross-currency interest rate swaps were intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2018, the Company had approximately $291 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2018, the Company had approximately $845 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through February 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018		December 31, 2017
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$—	$—	$21.5
Foreign currency contracts	7.2	0.7	2.0	6.6
Fair value hedges:
Interest rate swaps	—	18.6	—	7.8
Derivatives not designated as effective hedges:
Foreign currency contracts	10.5	10.6	12.7	20.8
Commodity contracts	0.2	—	0.2	—

Total	$17.9	$29.9	$14.9	$56.7

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability:Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2018 and 2017 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(1.9)	$—	$(2.1)
Foreign currency contracts	Sales and cost of sales	15.3	(6.1)	(11.2)	4.2
Cross-currency swaps	Other income (expense), net	1.7	1.8	2.4	1.3

Total		$17.0	$(6.2)	$(8.8)	$3.4

		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCI to Income
Interest rate swaps	Interest expense, net	$—	$(3.8)	$—	$(4.1)
Foreign currency contracts	Sales and cost of sales	10.0	(12.5)	(23.0)	12.8
Cross-currency swaps	Other income (expense), net	(1.7)	(3.0)	(1.2)	(5.6)

Total		$8.3	$(19.3)	$(24.2)	$3.1

(a)	Represents effective portion recognized in OCI.

The amount of ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2018 and 2017 was not material. At June 30, 2018, deferred net gains of approximately $5.0 million within AOCI are expected to be reclassified to earnings over the next twelve months.

During the three and six months ended June 30, 2018, the Company recognized income (expense) of $6.5 million and ($3.1) million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. During the three and six months ended June 30, 2017, the Company recognized expense of $11.0 million and $32.6 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 13 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	U.S.		International
	2018	2017	2018	2017
Service cost	$0.2	$0.7	$1.3	$1.6
Interest cost	11.5	12.3	3.3	3.4
Expected return on plan assets	(16.8)	(18.3)	(3.9)	(4.7)
Amortization, net	5.3	5.9	0.6	0.6

Net periodic pension cost	$0.2	$0.6	$1.3	$0.9

	Six Months Ended June 30,
	U.S.		International
	2018	2017	2018	2017
Service cost	$0.4	$1.4	$2.6	$3.1
Interest cost	23.1	24.7	6.5	6.5
Expected return on plan assets	(33.7)	(36.6)	(7.9)	(9.1)
Amortization, net	10.7	11.8	1.3	1.2
Curtailment, settlement and termination (benefit) costs	—	—	0.3	—

Net periodic pension cost	$0.5	$1.3	$2.8	$1.7

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.4	0.5	0.9	$1.1
Amortization, net	(2.5)	(2.3)	(5.1)	(4.6)

Net periodic expense	$(2.1)	$(1.7)	$(4.1)	$(3.4)

Footnote 14 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the six months ended June 30, 2018 was a benefit of 20.4%. The Company’s reported tax rate for the six months ended June 30, 2017 an expense of 5.3%. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2018 is primarily due to one-time benefits related to recognition of deferred taxes on our operations in France that were previously determined to be unrealizable and the effect of foreign tax credits. The difference from the statutory tax rate to the reported tax rate for the six months ended June 30, 2017 is primarily due to the sale of the Tools business and a $35.2 million reduction in the valuation allowance related to certain deferred tax assets of its international operations.

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

The Company is continuing to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of June 30, 2018, the Company has not completed its accounting for all the tax effects enacted under Tax Reform. The Company made reasonable estimates of those effects during 2018 and 2017. The Company will continue to refine its estimates as additional guidance and information becomes available.

Footnote 15 — Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted-average shares outstanding	485.8	483.3	485.6	483.0
Share-based payment awards classified as participating securities (1)	0.4	1.0	0.5	1.2

Basic weighted-average shares outstanding	486.2	484.3	486.1	484.2
Dilutive securities (2)	—	1.6	—	1.6

Diluted weighted-average shares outstanding	486.2	485.9	486.1	485.8

(1)

For the three months ended June 30, 2018 and 2017 dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.

(2)	The three and six months ended June 30, 2018 excludes 0.8 million and 0.9 million potentially dilutive share-based awards as their effect would be anti-dilutive.

As of June 30, 2018, there were 1.7 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

At June 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the acquisition of Jarden, payable in cash (see Footnote 19).

Footnote 16 — Stockholders’ Equity and Share-Based Awards

During the six months ended June 30, 2018, the Company awarded 1.1 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $35.1 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2018, the Company also awarded 1.5 million time-based RSUs with an aggregate grant date fair value of $41.8 million, of which, 0.1 million time-based RSUs with a grant date fair value of $3.3 million were awarded to employees within businesses classified as discontinued operations. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During the six months ended June 30, 2018, the Company did not repurchase any shares of its common stock under the SRP.

Footnote 17 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	June 30, 2018				December 31, 2017
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$17.9	$—	$17.9	$—	$14.9	$—	$14.9
Liabilities	—	(29.9)	—	(29.9)	—	(56.7)	—	(56.7)
Investment securities, including mutual funds	5.2	5.1	—	10.3	5.2	3.5	—	8.7

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

Footnote 18 — Segment Information

In order to align reporting with the company’s Accelerated Transformation Plan, effective June 30, 2018 the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products

Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, Ex Officio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security

Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care; and health products

Segment information as of and for the periods indicated is as follows (in millions):

	Three months ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$621.3	$741.7	$838.7	$1.4	$—	$—	$2,203.1
Operating income (loss) (2)	40.4	9.4	195.5	1.5	(116.9)	(45.7)	84.2
Other segment data:
Total segment assets	7,564.6	8,572.1	5,497.5	35.7	3,153.1	—	24,823.0

	Three months ended June 30, 2017
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$705.1	$795.3	$990.0	$37.0	$—	$—	$2,527.4
Operating income (loss) (2)	70.8	39.6	224.2	(69.1)	(149.6)	(23.6)	92.3
Other segment data:
Total segment assets	7,690.1	8,451.9	5,697.5	394.9	1,409.5	—	23,643.9

	Six months ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,156.8	$1,411.4	$1,445.7	$2.0	$—	$—	$4,015.9
Operating income (loss) (2)	54.1	17.2	261.7	2.4	(226.2)	(51.1)	58.1

	Six months ended June 30, 2017
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,226.8	$1,466.6	$1,686.6	$238.0	$—	$—	$4,618.0
Operating income (loss) (2)	101.9	70.1	333.7	(85.5)	(283.5)	(32.9)	103.8

(1)	All intercompany transactions have been eliminated.
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

Legal Matters

The Company and certain of its executive officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired our common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878. The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132. The complaints allege certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought.

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At June 30, 2018, the amount remaining to be paid associated with the consent order was immaterial to the consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of June 30, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware) and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware) was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware) was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners. Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remain outstanding in the proceedings. The value of the merger consideration attributable to such shares based on the Company’s stock price on the closing date of the Jarden acquisition would have been approximately $171 million in the aggregate. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the merger consideration to which such Jarden stockholders would have been entitled under the Merger Agreement. The evidentiary trial was held from June 26 through June 29, 2018. Post-trial briefing is expected to be completed in the fourth quarter of 2018.

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

The Company’s estimate of environmental remediation costs associated with these matters as of June 30, 2018, was $41.9 million, which is included in other accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

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

OCC has asserted that it is entitled to indemnification by Maxus Energy Corporation (“Maxus”) for its liability in connection with the Diamond Alkali Superfund Site. OCC has also asserted that Maxus’s parent company, YPF, S.A., and certain other affiliates (the “YPF Entities”) similarly must indemnify OCC, including on an “alter ego” theory. On June 17, 2016, Maxus and certain of its affiliates commenced a chapter 11 bankruptcy case in the U.S. Bankruptcy Court for the District of Delaware. In connection with that proceeding, the YPF Entities are attempting to resolve any liability they may have to Maxus and the other Maxus entities undergoing the chapter 11 bankruptcy. An amended Chapter 11 plan of liquidation became effective in July 2017. In conjunction with that plan, Maxus and certain other parties, including the Company, entered into a mutual contribution release agreement (“Passaic Release”) pertaining to certain costs, but not costs associated with ultimate remedy.

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against 5 additional defendants. The OCC Lawsuit includes claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims is on certain past and future costs for investigation, design and remediation of the lower 8.3 miles of the Passaic River, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the draft RI and FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known.

Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, including, among other factors, because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

As of June 30, 2018, the Company had approximately $74 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Business Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert® and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play.

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

As part of Accelerated Transformation Plan, Newell Brands will restructure into a global consumer products company with leading brands in seven core consumer divisions (Appliances & Cookware, Writing, Outdoor & Recreation, Baby, Food, Home Fragrance and Connected Home & Security). The Company is also exploring divestitures of industrial and commercial product assets, including Process Solutions, Rubbermaid Commercial Products and Mapa, as well as non-core consumer businesses, including Pure Fishing, Jostens, Goody, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. Execution of these strategic options would significantly reduce operational complexity and focus the Company’s remaining portfolio on leading brands in global consumer-facing categories that can leverage Newell Brands’ advantaged capabilities in innovation, design and e-commerce. During the second quarter of 2018 the Company sold Rawlings and Waddington as part of the Accelerated Transformation Plan. The Company expects to complete its portfolio transformation by the end of 2019. These businesses are classified as discontinued operations at June 30, 2018. Prior periods have been reclassified to conform with the current presentation.

The Company expects to incur costs and expenses in connection with the transformation of the portfolio of businesses as part of the Accelerated Transformation Plan.

Organizational Structure

In order to align reporting with the company’s Accelerated Transformation Plan, effective January 1, 2018, the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products

Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, Ex Officio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security

Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care; and health products

Summary of Significant 2018 Activities

•

On June 11, 2018, the Company announced that its Board of Directors authorized an increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019 (see “Capital Resources”).

•	During 2018, the Company completed the sale of its Team Sports business, including the Rawlings brand and its Waddington business.

Acquisitions

2017 Activity

In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Home and Outdoor Living segment from the date of acquisition.

In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® Candle brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Food and Appliances segment from the date of acquisition.

In April, 2017, the Company acquired Sistema Plastics, a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Home and Outdoor Living segment from the date of acquisition.

Divestitures

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $395 million, subject to customary working capital and transaction adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax loss of $136 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary adjustments for working capital and other items. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax gain of approximately $598 million, which is included in the income (loss) from discontinued operations.

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital adjustments. During the three and six months ended June 30, 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received. For the three and six months ended June 30, 2017 net sales from the Winter Sports business were not material.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. During the three and six months ended June 30, 2017, the Company recorded impairment charges of $14.9 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses, which included goodwill and certain fixed assets, to their estimated fair market value. Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak, the purchaser of the firebuilding assets, and were company directors at the time of the transaction.

On March 9, 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. The net assets of the Tools business were approximately $1.1 billion, resulting in a pretax gain of $784 million, which is included in other (income) expense, net for the six months ended June 30, 2017.

Held for Sale

As businesses under the Accelerated Transformation Plan met held for sale criteria, the Company tested the recoverability of goodwill and indefinite-lived intangible assets for these businesses ahead of the Company’s annual impairment testing date. Fair values used for testing the assets of these businesses are subject to many factors, including but not limited to, the number of interested buyers, buyer’s strategic fit and synergies and nature of the sales transaction.

During the second quarter, the Company recorded a $454 million goodwill impairment (in discontinued operations) related to its Process Solutions business as the carrying value exceeded the estimated fair value less cost to sell. While there were no other impairment charges for the other held for sale businesses, the Company may incur future impairment charges based on changes in the estimated sales price as the factors surrounding the sale of each business becomes more defined, changes in the disposal groups, or changes in the carrying values of any of these businesses.

During the second quarter, the Company also performed impairment testing of the indefinite-lived intangibles associated with the businesses held for sale. Fair value of these assets, primarily related to the Jarden acquisition, was determined using the same method which was used at time of acquisition. While there were no impairment charges recorded for indefinite-lived intangibles, changes in forecasted operations, business conditions and other assumptions could affect the estimated fair values. The estimated fair values for certain trade names within the Gaming (U.S. Playing Cards) business and Process Solutions business exceed their carrying values by less than a 10%. The trade names within Gaming business have carrying values of approximately $81 million and fair values exceed the carrying values by approximately 5%, while the tradenames within the Process Solutions business have carrying values of approximately $56 million that approximate their fair values.

Since a tradename within the Food division was included in the Process Solutions disposal group, the remaining tradenames of the Food division were tested for impairment. The tradenames within the Food division have a carrying value of approximately $184 million, which approximate their fair values.

Ongoing Restructuring Initiatives

Accelerated Transformation Plan

The Company began restructuring and other actions in 2016 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects were primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Subsequently, the Company announced its Accelerated Transformation Plan during the first quarter of 2018 to divest of the Company’s industrial and commercial product assets and non-core consumer businesses. The Accelerated Transformation Plan continues some of the Jarden Integration projects for the continuing operations and focuses on the realignment of the Company’s management structure and overall cost structure as a result of the completed and planned divestitures. Restructuring costs associated with integration projects and the transformation plan include employee-related cash costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects.

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

See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Impacts of Tariffs

The current U.S. presidential administration has implemented new U.S. tariffs that could impact the level of trade between the U.S and Canada, China, and the European Union in addition to global commerce in general. U.S. trading partners such as Canada, China and the European Union have responded by announcing retaliatory tariffs on some U.S. exports. Tariffs on imports into the U.S. and exports to Canada, China and the European Union will increase costs for the Company in 2018. At this time, the tariff percentages are not final and the Company cannot determine the exact impacts these tariffs will have on the Company’s consolidated financial statements. However, the impact could be significant in a given reporting period.

Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$2,203.1	$2,527.4	$(324.3)	(12.8)%
Cost of products sold	1,428.0	1,650.2	(222.2)	(13.5)

Gross profit	775.1	877.2	(102.1)	(11.6)
Selling general and administrative expenses (“SG&A”)	613.6	695.8	(82.2)	(11.8)
Restructuring costs	45.7	23.6	22.1	93.6
Impairment of goodwill, intangibles and other assets	31.6	65.5	(33.9)	(51.8)

Operating income	84.2	92.3	(8.1)	(8.8)
Interest expense, net	120.5	114.5	6.0	5.2
Loss on extinguishment of debt	—	4.5	(4.5)	NMF
Other (income) expense, net	(13.2)	28.2	(41.4)	(146.8)

Income (loss) before taxes	$(23.1)	$(54.9)	$31.8	(57.9)

NMF – Not meaningful

The decrease in net sales for the three months ended June 30, 2018 was primarily due to the divestitures of the Tools, Lehigh, firebuilding and Winter Sports businesses (the “Divestitures”) (approximately 1%) completed in 2017, and a decline in sales across all segments of approximately 12% and the impact of the adoption of new revenue recognition standards.

The decrease in cost of products sold for the three months ended June 30, 2018 was primarily driven by the impact of the Divestitures (approximately $30 million) and lower sales (approximately $205 million). Reported gross margin was 35.2% versus 34.7% in the prior year period. The change was primarily due to the benefit from synergies and cost savings, partially offset by the negative mix effect of lower sales and the impact of cost of goods and freight inflation.

The decrease in SG&A for the three months ended June 30, 2018 was primarily due the impact of the Divestitures (approximately $23 million) and a decrease in integration cost (approximately $31 million), as well as the benefits of synergies and cost savings.

The restructuring costs for the three months ended June 30, 2018 and 2017 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During the three and six months ended June 30, 2018, the Company recorded $31.6 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.

Consolidated operating income as a percentage of net sales for the three months ended June 30, 2018 and 2017 was approximately 3.8% and 3.7%, respectively. The change is primarily due to positive pricing, synergies and cost savings and lower integration and acquisition-related costs and lower impairment charges, partially offset by increased restructuring costs and the negative impact of lower sales.

The increase in interest expense for the three months ended June 30, 2018 was primarily due to an increase in the weighted average interest rate. The weighted average interest rate for the three months ended June 30, 2018 and 2017 was approximately 4.2% and 3.9%, respectively.

See Footnote 14 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended June 30,				Three Months Ended June 30,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Food and Appliances	$621.3	$705.1	$(83.8)	(11.9)%	$40.4	$70.8	$(30.4)	(42.9)%
Home and Outdoor Living	741.7	795.3	(53.6)	(6.7)	9.4	39.6	(30.2)	(76.3)
Learning and Development	838.7	990.0	(151.3)	(15.3)	195.5	224.2	(28.7)	(12.8)
Other	1.4	37.0	(35.6)	(96.2)	1.5	(69.1)	70.6	102.2
Corporate	—	—	—	—	(116.9)	(149.6)	32.7	21.9
Restructuring	—	—	—	—	(45.7)	(23.6)	(22.1)	(93.6)

	$2,203.1	$2,527.4	$(324.3)	(12.8)	$84.2	$92.3	$(8.1)	(8.8)

Three Months Ended June 30, 2018 versus the Three Months Ended June 30, 2017

Food and Appliances

The decrease in net sales for the three months ended June 30, 2018 was primarily due to weakness certain categories, primarily in appliances and food storage categories, softness in the fresh preserving business due to unfavorable spring weather conditions, competitive challenges in the U.S. Beverage Appliance category, the timing of sales in Latin America and the impact of the adoption of new revenue recognition standards, partially offset by innovation driven growth on Calphalon Space Saving Cookware and Crock-Pot Express Crock.

Operating income as a percentage of net sales for the three months ended June 30, 2018 and 2017 was approximately 6.5% and 10.0%. The decrease was primarily driven by the negative impact of lower sales and cost of goods and freight inflation.

Home and Outdoor Living

The decrease in net sales for the three months ended June 30, 2018 was primarily driven softness in the Outdoor & Recreation business related to lost distribution in certain categories, softness in tents and cooler sales due to unfavorable spring weather conditions, continuing declines in the Home Fragrance retail channel and the impact of the adoption of new revenue recognition standards, partially offset by growth in the Connected Home & Security business and Home Fragrance in the U.S. wholesale channel.

Operating income as a percentage of net sales for the three months ended June 30, 2018 and 2017 was approximately 1.3% and 5.0%, respectively. The decrease was primarily driven by an increase in restructuring cost and impairment charges, partially offset by improved gross margins, in part due to positive pricing, partially offset by cost of goods and freight inflation.

Learning and Development

The decrease in net sales for the three months ended June 30, 2018 was primarily due to weakness in the Elmer’s business due to the prior year Slime pipeline build and a decline in the Writing business related to significant inventory destocking in the Writing category’s office superstore and distributive trade channels; weakness in the baby gear category attributable to the bankruptcy filing and subsequent liquidation of a top global customer of the Baby division; and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the three months ended June 30, 2018 and 2017 was approximately 23.3% and 22.7%, respectively. The increase was primarily driven by a decrease in SG&A, positive sales mix and synergy and productivity savings.

Other

The decrease in net sales for the three months ended June 30, 2018 was due to the Divestitures.

The change in operating income (loss) for the three months ended June 30, 2018 and 2017 was primarily due to impairment charges and other costs incurred during the three months ended June 30, 2017, related to the Divestitures and assets held for sale.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$4,015.9	$4,618.0	$(602.1)	(13.0)%
Cost of products sold	2,635.2	3,032.6	(397.4)	(13.1)

Gross margin	1,380.7	1,585.4	(204.7)	(12.9)
Selling general and administrative expenses	1,239.9	1,364.8	(124.9)	(9.2)
Restructuring costs	51.1	32.9	18.2	55.3
Impairment of goodwill, intangibles and other assets	31.6	83.9	(52.3)	(62.3)

Operating income	58.1	103.8	(45.7)	(44.0)
Interest expense, net	236.6	236.6	—	—
Loss on extinguishment of debt	—	32.3	(32.3)	NMF
Other (income) expense, net	(14.6)	(758.6)	(744.0)	(98.1)

Income (loss) before taxes	$(163.9)	$593.5	$(757.4)	(127.6)

NMF – Not meaningful

The decrease in net sales for the six months ended June 30, 2018 was primarily due to the Divestitures (approximately 5%), a decline in sales across all segments of approximately 9% (inclusive of favorable foreign currency of approximately 1%) and the impact of the adoption of new revenue recognition standards, partially offset by the impact of acquisitions (approximately 1%).

The decrease in cost of products sold for the six months ended June 30, 2018 was primarily driven by the impact of the Divestitures (approximately $175 million) and lower sales (approximately $320 million) partially offset by unfavorable foreign currency (approximately $ 40 million) and the impact of acquisitions (approximately $42 million). Reported gross margin was 34.4% versus 34.3% as the negative mix effect of lower sales and the impact of cost of goods and freight inflation were more than offset by the benefit from synergies and cost savings.

The decrease in SG&A for the six months ended June 30, 2018 was primarily due the impact of the Divestitures (approximately $78 million), a decrease in integration cost (approximately $44 million), as well as the benefits of synergies and cost savings.

The restructuring costs for the six months ended June 30, 2018 and 2017 were mostly comprised of costs related to the Jarden Integration.

Consolidated operating income as a percentage of net sales for the six months ended June 30, 2018 and 2017 was approximately 1.4% and 2.3%, respectively. The change is primarily due to the negative impact of lower sales, partially offset by lower SG&A and impairment charges, as well as the benefits of synergies and cost savings.

Interest expense was flat on a period-over-period basis. The weighted average interest rate for the six months ended June 30, 2018 and 2017 was approximately 4.2% and 4.0%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Food and Appliances	$1,156.8	$1,226.8	$(70.0)	(5.7)%	$54.1	$101.9	$(47.8)	(46.9)%
Home and Outdoor Living	1,411.4	1,466.6	(55.2)	(3.8)	17.2	70.1	(52.9)	(75.5)
Learning and Development	1,445.7	1,686.6	(240.9)	(14.3)	261.7	333.7	(72.0)	(21.6)
Other	2.0	238.0	(236.0)	(99.2)	2.4	(85.5)	87.9	102.8
Corporate	—	—	—	—	(226.2)	(283.5)	57.3	20.2
Restructuring	—	—	—	—	(51.1)	(32.9)	(18.2)	(55.3)

	$4,015.9	$4,618.0	$(602.1)	(13.0)	$58.1	$103.8	$(45.7)	(44.0)

Six Months Ended June 30, 2018 versus the Six Months Ended June 30, 2017

Food and Appliances

The decrease in net sales for the six months ended June 30, 2018 was primarily due to weakness across all categories, primarily the appliance and food storage categories, in part due to unfavorable spring weather conditions and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in other categories.

Operating income as a percentage of net sales for the six months ended June 30, 2018 and 2017 was approximately 4.7% and 8.3%. The decrease was primarily driven by the negative impact of lower sales and cost of goods and freight inflation.

Home and Outdoor Living

The decrease in net sales for the six months ended June 30, 2018 was primarily driven by decline in the Outdoor & Recreation and Home Fragrance businesses, primarily due to lost distribution in the certain product categories and continuing declines in the retail channel, unfavorable spring weather conditions affecting the Coleman business; and the impact of the adoption of new revenue recognition standard, partially offset by improved sales in Connected Home & Security.

Operating income as a percentage of net sales for the six months ended June 30, 2018 and 2017 was approximately 1.2% and 4.8%, respectively. The decrease was primarily driven by an increase in restructuring costs and impairment charges, partially offset by improved gross margins.

Learning and Development

The decrease in net sales for the six months ended June 30, 2018 was primarily due to a decline in the Writing business related to significant inventory contraction in the U.S. office superstore and distributive trade channels, the absence of the Elmer’s Slime pipeline build from the prior year; expected sales declines in the baby gear category attributable to the bankruptcy and liquidation of a top global customer of the Baby division and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the six months ended June 30, 2018 and 2017 was approximately 18.1% and 19.8%, respectively. The decrease was primarily driven by the impact of lower sales volume and negative sales mix, partially offset by a decrease in SG&A and synergy and productivity savings.

Other

The decrease in net sales for the six months ended June 30, 2018 was due to impact of the Divestitures.

The change in operating income (loss) for the six months ended June 30, 2018 and 2017 was primarily due to impairment charges and other costs incurred during the six months ended June 30, 2017, related to the Divestitures and assets held for sale.

Liquidity and Capital Resources

Liquidity

At June 30, 2018, the Company had cash and cash equivalents of $2.3 billion, of which approximately $410 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents increased as follows for the six months ended June 30, 2018 and 2017 (in millions):

	2018	2017	Increase (Decrease)
Continuing Operations
Cash used in operating activities	$(478.8)	$(266.4)	$(212.4)
Cash provided by investing activities	(121.3)	1,221.4	(1,342.7)
Cash used in financing activities	(262.4)	(796.7)	534.3

Discontinued Operations
Cash provided by operating activities	88.3	59.6	28.7
Cash provided by (used in) investing activities	2,581.7	(63.1)	2,644.8
Cash used in financing activities	(0.5)	(1.0)	0.5

Total Company	2018	2017	Increase (Decrease)
Cash used in operating activities	$(390.5)	$(206.8)	$(183.7)
Cash provided by investing activities	2,460.4	1,158.3	1,302.1
Cash used in financing activities	(262.9)	(797.7)	534.8
Currency effect on cash and cash equivalents	(13.3)	38.9	(52.2)

Increase in cash and cash equivalents	$1,793.7	$192.7	$1,601.0

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities from continuing operations for the six months ended June 30, 2018 is in part due to an increase in cash taxes paid (approximately $135 million) related to the gain on the sale of the Tools business, unfavorable working capital primarily related to accounts payable (approximately $391 million) and working capital benefits in 2017 related to the divested businesses, partially offset by a lower investment in inventory and lower bonus and incentive payments.

Cash Flows from Investing Activities

The change in cash provided by investing activities from continuing operations was primarily due to a $1.9 billion decrease in the proceeds from the sale of businesses and a decrease in cash used for the acquisition of businesses (approximately $558 million). For the six months ended June 30, 2018, capital expenditures from continuing operations were $117 million versus $129 million for the same prior year period.

Cash Flows from Financing Activities

The change in net cash used in financing activities from continuing operations was primarily due to the decrease in the payments on long-term debt (approximately $1.2 billion), partially offset by the period-over-period decrease in borrowings on short-term debt (approximately $638 million).

CAPITAL RESOURCES

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At June 30, 2018, there was approximately $285 million of commercial paper outstanding, approximately $32.6 million of outstanding standby letters of credit and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $932 million.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At June 30, 2018, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At June 30, 2018, net availability under the Facility was approximately $833 million.

The Company was not in default of any of its debt covenants at June 30, 2018.

At June 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At June 30, 2018, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. At June 30, 2018, approximately $3.6 billion remains available under the SRP.

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

Fair Value Hedges

At June 30, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During 2018, all of the Company’s cross-currency interest rate swaps matured. The cross-currency interest rate swaps were intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through March 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2018, the Company had approximately $291 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2018, the Company had approximately $845 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through February 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of June 30, 2018 (in millions):

June 30, 2018
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$6.5
Fair value hedges:
Interest rate swaps	(18.6)
Derivatives not designated as effective hedges:
Foreign currency contracts	(0.1)
Commodity contracts	0.2

Total	$(12.0)

Forward-Looking Statements

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;

•	the Company’s ability to effectively accelerate its transformation plan and explore and execute its strategic options;

•	the Company’s ability to complete planned acquisitions and divestitures, to integrate Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions or dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems or related controls;

•	future events that could adversely affect the value of the Company’s assets and require impairment charges;

•	the impact of United States or foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans; and

•	other factors listed from time to time in the Company’s filings with the SEC including, but not limited to, the Company’s most recent Annual Report on Form 10-K.

The information contained in this Quarterly Report is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Quarterly Report as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2018

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	1,574	$27.30	—	$1,103,593,000
May	85,430	27.08	—	$1,103,593,000
June	72,417	24.69	—	$3,603,593,000

Total	159,421	26.00	—

(1)

Under the Company’s SRP, the Company may repurchase shares of its common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing SRP. Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019.

(2)

All shares purchased by the Company during the three months ended June 30, 2018 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1†	Letter Agreement, dated May 16, 2018, between Newell Brands Inc. and Bradford R. Turner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2018).

10.2†	Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Bradford R. Turner (incorporated by referenced to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 18, 2018).

10.3*	Fourth Omnibus Amendment, dated May 31, 2018 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent Party thereto.

10.4†	Retirement Agreement and General Release, dated as of May 30, 2018, by and between Newell Brands Inc. and Ralph Nicoletti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2018).

**23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.
**

Corrects a typographical error contained in Exhibit 23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date: August 9, 2018	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: August 9, 2018	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer