Form 10-Q
period 2018-09-30
NEWELL BRANDS INC
filed 2018-11-09
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2018

Commission File Number 1-9608

NEWELL BRANDS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street

Hoboken, New Jersey 07030

(Address of principal executive offices)

(Zip Code)

(201) 610-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding (net of treasury shares) as of October 31, 2018: 466.8 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$2,277.2	$2,466.6	$6,290.3	$7,062.8
Cost of products sold	1,460.2	1,601.7	4,093.2	4,613.6

Gross profit	817.0	864.9	2,197.1	2,449.2
Selling, general and administrative expenses	575.7	687.9	1,815.6	2,052.7
Restructuring costs, net	11.4	35.5	62.5	68.4
Impairment of goodwill, intangibles and other assets	8,133.7	0.4	8,165.3	84.3

Operating income (loss)	(7,903.8)	141.1	(7,846.3)	243.8
Non-operating expenses:
Interest expense, net	105.6	116.4	342.2	353.0
Loss on extinguishment of debt	—	—	—	32.3
Other expense (income), net	3.9	44.7	(10.7)	(713.9)

Income (loss) before income taxes	(8,013.3)	(20.0)	(8,177.8)	572.4
Income tax expense (benefit)	(1,218.0)	(131.1)	(1,251.4)	(99.6)

Income (loss) from continuing operations	(6,795.3)	111.1	(6,926.4)	672.0
Income (loss) from discontinued operations, net of tax	(515.7)	123.3	(199.6)	423.9

Net income (loss)	$(7,311.0)	$234.4	$(7,126.0)	$1,095.9

Weighted average shares outstanding:
Basic	471.0	490.4	481.1	486.3
Diluted	471.0	491.5	481.1	487.9
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(14.43)	$0.23	$(14.40)	$1.38
Income (loss) from discontinued operations	(1.09)	0.25	(0.41)	0.87

Net income (loss)	$(15.52)	$0.48	$(14.81)	$2.25

Diluted:
Income (loss) from continuing operations	$(14.43)	$0.23	$(14.40)	$1.38
Income (loss) from discontinued operations	(1.09)	0.25	(0.41)	0.87

Net income (loss)	$(15.52)	$0.48	$(14.81)	$2.25

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Comprehensive income (loss):
Net income (loss)	$(7,311.0)	$234.4	$(7,126.0)	$1,095.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(37.8)	62.4	(196.0)	304.3
Unrecognized pension and postretirement costs	(11.9)	(0.1)	(35.8)	(1.5)
Derivative financial instruments	2.8	(8.9)	20.4	(29.6)

Total other comprehensive income (loss), net of tax	(46.9)	53.4	(211.4)	273.2

Comprehensive income (loss)	$(7,357.9)	$287.8	$(7,337.4)	$1,369.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	September 30, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$1,443.6	$485.7
Accounts receivable, net	2,015.4	1,879.3
Inventories, net	1,857.5	1,662.4
Prepaid expenses and other	279.6	327.9
Current assets held for sale	6,612.4	6,894.3

Total current assets	12,208.5	11,249.6
Property, plant and equipment, net	916.9	972.4
Goodwill	2,973.6	6,873.0
Other intangible assets, net	5,771.4	10,199.6
Deferred income taxes	206.1	141.4
Other assets	321.6	377.8
Noncurrent assets held for sale	—	3,321.7

Total assets	$22,398.1	$33,135.5

Liabilities:
Accounts payable	$1,172.0	$1,226.8
Accrued compensation	139.6	85.9
Other accrued liabilities	1,256.1	1,271.9
Short-term debt and current portion of long-term debt	316.3	661.8
Current liabilities held for sale	1,212.7	1,711.3

Total current liabilities	4,096.7	4,957.7
Long-term debt	9,296.8	9,889.2
Deferred income taxes	1,563.7	2,736.9
Other noncurrent liabilities	1,414.7	1,357.6
Noncurrent liabilities held for sale	—	12.8

Total liabilities	16,371.9	18,954.2
Commitments and contingencies (Footnote 19)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2018 and December 31, 2017)	—	—
Common stock (800 authorized shares, $1.00 par value 490.1 shares and 508.1 shares issued at September 30, 2018 and December 31, 2017, respectively)	490.1	508.1
Treasury stock, at cost (23.3 and 22.9 shares at September 30, 2018 and December 31, 2017, respectively):	(584.5)	(573.5)
Additional paid-in capital	9,819.6	10,362.0
Retained earnings (deficit)	(2,694.8)	4,611.2
Accumulated other comprehensive loss	(1,037.1)	(763.1)

Stockholders’ equity attributable to parent	5,993.3	14,144.7
Stockholders’ equity attributable to noncontrolling interests	32.9	36.6

Total stockholders’ equity	6,026.2	14,181.3

Total liabilities and stockholders’ equity	$22,398.1	$33,135.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(7,126.0)	$1,095.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	337.6	475.8
Impairment of goodwill, intangibles and other assets	9,248.1	85.0
Net gain from sale of businesses	(489.3)	(712.3)
Loss on extinguishment of debt	—	(1.9)
Deferred income taxes	(1,193.1)	(99.1)
Stock-based compensation expense	57.9	61.2
Other, net	2.9	8.3
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(122.4)	54.4
Inventories	(262.3)	(707.0)
Accounts payable	(61.4)	136.1
Accrued liabilities and other	(210.4)	(420.2)

Net cash provided by (used in) operating activities	181.6	(23.8)

Cash flows from investing activities:
Proceeds from sale of divested businesses	2,774.6	2,101.4
Acquisitions and acquisition-related activity	—	(634.3)
Capital expenditures	(273.7)	(292.9)
Other investing activities	58.4	9.2

Net cash provided by investing activities	2,559.3	1,183.4

Cash flows from financing activities:
Net short-term debt	(903.9)	686.3
Loss on extinguishment of debt	—	(34.2)
Payments on long-term debt	(2.0)	(1,159.8)
Repurchase of shares of common stock	(511.1)	—
Cash dividends	(332.3)	(317.1)
Payments to dissenting shareholders	—	(161.6)
Equity compensation activity and other, net	(18.7)	(19.5)

Net cash used in financing activities	(1,768.0)	(1,005.9)

Exchange rate effect on cash and cash equivalents	(15.0)	51.1

Increase in cash and cash equivalents	957.9	204.8
Cash and cash equivalents at beginning of period	485.7	587.5

Cash and cash equivalents at end of period	$1,443.6	$792.3

Supplemental disclosures:
Net cash provided by discontinued operating activities	$11.3	$91.4
Net cash provided by (used in) discontinued investing activities	2,659.8	(97.8)
Capital expenditures for discontinued operations	(118.1)	(97.0)
Common stock issued for Jarden Acquisition	—	294.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Additionally, the Company has revised the classification of certain items, principally related to customer supply chain related payments, in its consolidated statement of operations for 2017. The impact on statements of operations for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, the nine months ended September 30, 2017 and the year ended December 31, 2017, was a decrease to net sales and a corresponding decrease to cost of products sold of $1.8 million, $15.9 million, $12.9 million, $30.6 million and $40.1 million, respectively. The impact on discontinued operations for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, the nine months ended September 30, 2017 and the year ended December 31, 2017, was a decrease to net sales and a corresponding decrease to cost of products sold of $1.3 million, $1.6 million, $1.7 million, $4.6 million and $7.3 million, respectively. The impact of this revision was not material to the consolidated statements of operations for any period and there was no impact to the Company’s consolidated balance sheet at December 31, 2017, or consolidated statements of cash flows and statements of stockholders’ equity for any periods in the year ended December 31, 2017.

Discontinued Operations

During 2018, the Company implemented the Accelerated Transformation Plan, which was designed in part, to rationalize the organization and its portfolio of products. Pursuant to the Accelerated Transformation Plan, a number of the Company’s businesses were designated for disposal. At September 30, 2018, these businesses have been classified as discontinued operations as these businesses together represent a strategic shift that has a major effect on the Company’s operations and financial results (see Footnote 4). Prior periods have been reclassified to conform with the current presentation. As of September 30, 2018, the expected form of sale for certain businesses designated for disposal has changed since the Company’s original assumptions, which has resulted in the reclassification of certain items, primarily related to income taxes.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the second, third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. Since ASU 2018-14 only impacts the disclosure requirements related to defined benefit pension and other postretirement plans, the adoption of ASU 2018-14 will not have a material impact on the Company’s consolidated financial statements.

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

The cumulative effect of the changes made to the condensed consolidated balance sheet at January 1, 2018 from the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Accounts receivable, net	$1,879.3	$100.3	$1,979.6
Prepaid expenses and other	327.9	14.6	342.5
Current assets held for sale	6,894.3	21.3	6,915.6
Noncurrent assets held for sale	3,321.7	33.8	3,355.5
Other accrued liabilities	1,271.9	114.9	1,386.8
Current liabilities held for sale	1,711.3	21.3	1,732.6
Noncurrent liabilities held for sale	12.8	33.8	46.6
Retained earnings	4,611.2	—	4,611.2

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

The impact of adoption of Topic 606 on the condensed consolidated balance sheet and condensed consolidated statement of operations as of and for the period indicated was as follows (in millions):

	September 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Accounts receivable, net	$2,015.4	$(101.7)	$1,913.7
Inventory, net	1,857.5	0.7	1,858.2
Prepaid expenses and other	279.6	(16.1)	263.5
Current assets held for sale	6,612.4	(39.6)	6,572.8
Other accrued liabilities	1,256.1	(116.4)	1,139.7
Current liabilities held for sale	1,212.7	(39.6)	1,173.1
Retained deficit	(2,694.8)	(0.8)	(2,695.6)

	Three Months Ended September 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$2,277.2	$50.8	$2,328.0
Cost of products sold	1,460.2	49.1	1,509.3
Selling, general and administrative expenses	575.7	2.2	577.9
Operating loss	(7,903.8)	(0.5)	(7,904.3)
Income tax benefit	(1,218.0)	(0.1)	(1,218.1)
Loss from continuing operations	(6,795.3)	(0.4)	(6,795.7)
Net loss	(7,311.0)	(0.4)	(7,311.4)

	Nine Months Ended September 30, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$6,290.3	$145.2	$6,435.5
Cost of products sold	4,093.2	139.6	4,232.8
Selling, general and administrative expenses	1,815.6	6.7	1,822.3
Operating loss	(7,846.3)	(1.1)	(7,847.4)
Income tax benefit	(1,251.4)	(0.3)	(1,251.7)
Loss from continuing operations	(6,926.4)	(0.8)	(6,927.2)
Net loss	(7,126.0)	(0.8)	(7,126.8)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment and debt extinguishment costs. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and the Company retrospectively adopted ASU 2016-15 effective January 1, 2018. As a result of the adoption ASU 2016-15, the Company reclassified $34.2 million of certain debt extinguishment payments, which had the effect of decreasing the Company’s net cash used in operating activities and increasing net cash used in financing activities by $34.2 million for the nine months ended September 30, 2017.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory (Topic 740),” which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective January 1, 2018. As a result of the adoption of ASU 2016-16, the Company recorded an adjustment as of January 1, 2018, that reduced retained earnings and prepaid expenses and other by $17.8 million.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company adopted this guidance in the first quarter of 2018 and retrospectively reclassified the other components of net periodic pension cost and net periodic postretirement benefit cost using the practical expedient permitted under the guidance. As a result, $2.4 million and $7.4 million of income was reclassified from selling, general and administrative expenses (“SG&A”) to other expense (income), net, for the three and nine months ended September 30, 2017, respectively (see Footnote 13).

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive loss (“AOCL”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of the accounting policy for releasing income tax effects from AOCL and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

The Company adopted this guidance in the second quarter of 2018 and reclassified the stranded income tax effects from the Tax Cuts and Jobs Act from AOCL to retained earnings (see Footnote 5).

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Other Items

At September 30, 2018, the Company held a 23.4% investment in Sprue Aegis (“Sprue”). During the three and nine months ended September 30, 2018 and 2017, the Company’s related party sales to Sprue were nil and $8.6 million, respectively, and $7.5 million and $24.0 million, respectively. On March 31, 2018, the Company terminated its distribution agreement with Sprue.

Footnote 2 — Revenue Recognition

Net sales include sales of consumer and commercial products across the Company’s four segments: Food and Appliances, Home and Outdoor Living, Learning and Development and Other. In accordance with Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied, which generally occurs either on shipment or on delivery based on contractual terms. Timing of revenue recognition for the majority of the Company’s sales remains consistent between the new and old revenue standard. However, previously under Topic 605, the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s consolidated financial statement upon adoption on January 1, 2018.

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must to apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

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

The following table disaggregates revenue by major product grouping source and geography for the period indicated (in millions):

	Three Months Ended September 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$453.6	$—	—	$—	$453.6
Food	267.9	—	—	—	267.9
Connected Home and Security	—	96.4	—	—	96.4
Home Fragrance	—	260.9	—	—	260.9
Outdoor and Recreation	—	369.2	—	—	369.2
Baby and Parenting	—	—	301.6	—	301.6
Writing	—	—	527.6	—	527.6
Other	—	—	—	—	—

Total	$721.5	$726.5	829.2	$—	$2,277.2

North America	$551.0	$532.8	$596.4	$—	$1,680.2
International	170.5	193.7	232.8	—	597.0

Total	$721.5	$726.5	829.2	$—	$2,277.2

	Nine Months Ended September 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$1,215.1	$—	—	$—	$1,215.1
Food	660.4	—	—	—	660.4
Connected Home and Security	—	273.6	—	—	273.6
Home Fragrance	—	648.7	—	—	648.7
Outdoor and Recreation	—	1,215.6	—	—	1,215.6
Baby and Parenting	—	—	848.7	—	848.7
Writing	—	—	1,426.2	—	1,426.2
Other	—	—	—	2.0	2.0

Total	$1,875.5	$2,137.9	2,274.9	$2.0	$6,290.3

North America	$1,357.7	$1,531.9	$1,606.5	$2.2	$4,498.3
International	517.8	606.0	668.4	(0.2)	1,792.0

Total	$1,875.5	$2,137.9	2,274.9	$2.0	$6,290.3

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

During the nine months ended September 30, 2018, the Company wrote-off $28.7 million, primarily related to one of its top 10 customers in the Baby division within the Learning and Development segment, who filed for liquidation of its bankrupt operations in March 2018. There were no material accounts receivable balances written off during the three months ended September 30, 2018.

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

Footnote 4 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it is exploring strategic options for its industrial and commercial product assets, including Process Solutions, Rubbermaid Commercial Products and Mapa businesses, as well as non-core consumer businesses, including Jostens, Pure Fishing, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards businesses. These businesses are classified as discontinued operations at September 30, 2018. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) as part of the Accelerated Transformation Plan. Goody, Rawlings and Waddington are also classified as discontinued operations at September 30, 2018. The Company expects to complete the remaining divestitures by the end of the second quarter of 2019.

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales (1)	$859.3	$1,197.0	$3,592.4	$3,901.1
Cost of products sold (1)	552.8	794.2	2,293.1	2,490.1
Selling, general and administrative expenses	155.3	219.7	669.4	743.9
Restructuring costs, net	2.8	2.9	7.8	13.8
Impairment of goodwill, intangibles and other assets	628.8	—	1,082.8	0.7

Operating income (loss)	(480.4)	180.2	(460.7)	652.6
Non-operating expense (income) (2)	(27.3)	(5.4)	(488.3)	(1.3)

Income before income taxes	(453.1)	185.6	27.6	653.9
Income tax expense (benefit)	62.6	62.3	227.2	230.0

Net income (loss)	$(515.7)	$123.3	$(199.6)	$423.9

(1)

The three and nine months ended September 30, 2018, include a reclassification from cost of products sold to net sales of $16.0 million and $39.3 million, respectively, related to the adoption of Topic 606. See Footnotes 1 and 2 for additional information regarding the Company’s adoption of Topic 606.

(2)	The three and nine months ended September 30, 2018, include a gain on sale of discontinued operations of $27.5 million and $489 million, respectively.

Held for Sale

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Accounts receivable, net	$648.0	$794.7
Inventories, net	620.3	836.4
Prepaid expenses and other	85.4	87.6
Property, plant and equipment, net (1) (2)	635.3	310.1
Goodwill (1)	1,700.0	2,189.6
Other intangible assets, net (1)	2,892.5	2,652.1
Other assets (1)	30.9	23.8

Current assets held-for-sale	$6,612.4	$6,894.3

Property, plant and equipment, net	—	429.0
Goodwill	—	1,497.5
Other intangible assets, net	—	1,384.3
Other assets	—	10.9

Noncurrent assets held-for-sale	$—	$3,321.7

Accounts payable	$421.5	$534.8
Accrued compensation	79.0	101.6
Other accrued liabilities	265.5	433.0
Deferred income taxes (1)	372.3	570.1
Other liabilities (1)	74.4	71.8

Current liabilities held-for-sale	$1,212.7	$1,711.3

Deferred income taxes	—	—
Other liabilities	—	12.8

Noncurrent liabilities held-for-sale	$—	$12.8

(1)	Classification as current or long-term based on management’s best estimate as to the timing of the disposal of the underlying asset or liability as of the respective dates indicated.
(2)	Balance at December 31, 2017, includes a $4.0 million building held for sale that is not included in discontinued operations. This building was sold during the second quarter of 2018.

Divestitures

2018 Activity

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $110 million, subject to customary working capital and transaction adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $20.4 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $395 million, subject to working capital and other transaction adjustments. As a result, during the nine months ended September 30, 2018, the Company recorded a pretax loss of $131 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to adjustments for working capital and other items. As a result, during the nine months ended September 30, 2018, the Company recorded a pretax gain of $599 million, which is included in the income (loss) from discontinued operations.

During the three and nine months ended September 30, 2018, the Company recorded an impairment charge primarily related to goodwill totaling $629 million and $1.1 billion, respectively, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2017 Activity

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital and other transaction adjustments. For the three and nine months ended September 30, 2017, net sales from the Winter Sports business were not material. During the nine months ended September 30, 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business to their estimated fair market value.

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

In March 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. As a result, during the nine months ended September 30, 2017, the Company recorded a pretax gain of $771 million, which is included in other (income) expense, net. Net sales for the Tools business in 2017 were not material.

Subsequent Event

On November 7, 2018, the Company announced that it had entered into a definitive agreement to sell its Jostens business to Platinum Equity Advisors, LLC for approximately $1.3 billion, subject to customary working capital and transaction adjustments. The Company expects the transaction to be completed in the fourth quarter of 2018, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase.

On November 7, 2018, the Company announced that it had entered into a definitive agreement to sell its Pure Fishing business to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and transaction adjustments. The Company expects the transaction to be completed in the fourth quarter of 2018, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase.

Footnote 5 — Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss

The following tables display the changes in AOCL by component net of tax for the nine months ended September 30, 2018 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)
Other comprehensive (loss) income before reclassifications	(212.8)	(43.6)	6.0	(250.4)
Amounts reclassified to earnings	16.8	7.8	14.4	39.0

Net current period other comprehensive income (loss)	(196.0)	(35.8)	20.4	(211.4)
Reclassification to retained earnings (1)	—	(54.5)	(8.1)	(62.6)

Balance at September 30, 2018	$(514.8)	$(475.8)	$(46.5)	$(1,037.1)

(1)	Reclassification is due to the adoption of ASU 2018-02 (see Footnote 1).

For the three and nine months ended September 30, 2018 and 2017, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $3.5 million and $4.5 million, respectively, and $10.4 million and $12.9 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 13). These costs are recorded in other expense (income), net. For the three and nine months ended September 30, 2018 and 2017, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax expense of $4.9 million and $3.2 million, respectively, and $24.2 million and $0.1 million, respectively (see Footnote 12). The amounts reclassified to earnings from the cumulative translation adjustment is due to divestitures (see Footnote 4).

The income tax (provision) benefit allocated to the components of other comprehensive income (loss) (“OCI”) for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency translation adjustments	$(0.1)	$1.9	$(0.6)	$0.8
Unrecognized pension and postretirement costs	3.9	1.5	11.9	4.2
Derivative financial instruments	(3.8)	(1.1)	(13.8)	(7.7)

Income tax (provision) benefit related to OCI	$—	$2.3	$(2.5)	$(2.7)

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

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Food and Appliances	$2.1	$2.7	$6.0	$6.8
Home and Outdoor Living	3.9	1.1	24.4	8.6
Learning and Development	—	2.7	3.9	10.3
Other	—	1.2	—	2.6
Corporate	5.4	27.8	28.2	40.1

	$11.4	$35.5	$62.5	$68.4

Restructuring costs incurred during the three and nine months ended September 30, 2018 and 2017 primarily relate to the Accelerated Transformation Plan and Jarden Integration.

Accrued restructuring costs activity for the nine months ended September 30, 2018 are as follows (in millions):

	Balance at December 31, 2017	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at September 30, 2018
Employee severance, termination benefits and relocation costs	$47.2	$41.1	$(40.3)	$(21.4)	$26.6
Exited contractual commitments and other	32.1	21.4	(10.8)	1.2	43.9

	$79.3	$62.5	$(51.1)	$(20.2)	$70.5

Footnote 7 — Inventories, Net

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Raw materials and supplies	$234.2	$208.9
Work-in-process	131.0	147.9
Finished products	1,492.3	1,305.6

	$1,857.5	$1,662.4

Footnote 8 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Land	$68.5	$72.4
Buildings and improvements	475.5	491.4
Machinery and equipment	1,556.4	1,523.0

	2,100.4	2,086.8
Less: Accumulated depreciation	(1,183.5)	(1,114.4)

	$916.9	$972.4

Depreciation expense for continuing operations was $37.0 million and $39.8 million for the three months ended September 30, 2018 and 2017, respectively, and $119 million and $116 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense for discontinued operations was $0.9 million and $32.0 million for the three months ended September 30, 2018 and 2017, respectively, and $33.9 million and $94.3 million for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the Company recorded $37.3 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.

Footnote 9 —   Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2018 is as follows (in millions):

					September 30, 2018
Segment	Net Book Value at December 31, 2017	Other Adjustments	Impairment Charges (1)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$1,990.0	$—	$(1,766.9)	$(14.2)	$2,095.1	$(1,886.2)	$208.9
Home and Outdoor Living	2,148.0	—	(1,985.0)	(2.0)	2,146.0	(1,985.0)	161.0
Learning and Development	2,735.0	—	(105.3)	(26.0)	3,449.7	(846.0)	2,603.7

	$6,873.0	$—	$(3,857.2)	$(42.2)	$7,690.8	$(4,717.2)	$2,973.6

(1)

The impairment charge was recorded as a result of the Company’s annual impairment testing, and resulted primarily from a decrease in the future forecasted cash flows, and a decrease in the Company’s market capitalization during the three months ended September 30, 2018. In the Food and Appliances segment, the impairment charge of $1.3 billion and $420 million was recorded within the Food and Appliances and Cookware reporting units, respectively. In the Home and Outdoor Living segment, the impairment charge of $875 million, $787 million and $323 million was recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge was attributable to the Baby reporting unit.

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$4,252.2	$—	$4,252.2	$8,563.6	$—	$8,563.6	N/A
Trade names — other	169.6	(32.8)	136.8	190.7	(35.7)	155.0	2–15
Capitalized software	510.0	(336.2)	173.8	485.8	(302.9)	182.9	3–12
Patents and intellectual property	136.4	(72.8)	63.6	152.0	(81.4)	70.6	3–14
Customer relationships and distributor channels	1,268.5	(165.1)	1,103.4	1,324.7	(159.6)	1,165.1	3–30
Other	109.0	(67.4)	41.6	112.8	(50.4)	62.4	3–5

	$6,445.7	$(674.3)	$5,771.4	$10,829.6	$(630.0)	$10,199.6

Amortization expense for intangible assets for continuing operations was $41.7 million and $44.2 million for the three months ended September 30, 2018 and 2017, respectively, and $140 million and $149 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets for discontinued operations was $3.1 million and $39.8 million for the three months ended September 30, 2018 and 2017, respectively, and $44.6 million and $116 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for the nine months ended September 30, 2017 includes a measurement period expense adjustment of $13.6 million related to the valuation of non-compete agreements within other intangible assets.

During the third quarter management performs its annual goodwill and intangible impairment testing. The Company’s testing date is July 1st, however, the Company concluded that a triggering event had occurred as of September 30, as a result of (1) the decline in the Company’s stock price during the third quarter such that the Company’s market capitalization was well below book value (net shareholders’ equity) and (2) updated cash flow projections for its businesses.

During the three and nine months ended September 30, 2018, as a result of the Company’s impairment testing, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s tradenames. The impairment charges were allocated to the Company’s reporting segments as follows (in millions):

Three and Nine Months Ended September 30, 2018
Impairment of intangibles (1)
Food and Appliances	$1,639.7
Home and Outdoor Living	2,385.1
Learning and Development	246.0

$4,270.8

(1)

In the Food and Appliances segment, impairment charges of $1.2 billion and $455 million were recorded within the Appliances and Cookware and Food reporting units, respectively. In the Home and Outdoor Living segment, impairment charges of $1.7 billion, $630 million and $75 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge recorded was attributable to the Baby reporting unit. These impairment charges were recorded as a result of the Company’s impairment testing, and resulted primarily from a decrease in the Company’s market capitalization during the three months ended September 30, 2018 and a deterioration of expected future revenues and margins related to certain tradenames within these segments.

Footnote 10 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
Customer accruals	$543.3	$356.5
Accruals for manufacturing, marketing and freight expenses	38.6	35.2
Accrued self-insurance liabilities, contingencies and warranty	142.2	220.5
Derivative liabilities	6.1	27.4
Accrued income taxes	94.7	221.1
Accrued interest expense	185.6	100.1
Other	245.6	311.1

	$1,256.1	$1,271.9

Footnote 11 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	September 30, 2018	December 31, 2017
2.15% senior notes due 2018	$—	$299.5
2.60% senior notes due 2019	267.2	266.7
2.875% senior notes due 2019	349.2	348.6
4.70% senior notes due 2020	304.5	304.3
3.15% senior notes due 2021	995.0	993.6
3.75% senior notes due 2021	358.2	373.2
4.00% senior notes due 2022	249.0	248.8
3.85% senior notes due 2023	1,740.3	1,738.8
5.00% senior notes due 2023	310.5	312.1
4.00% senior notes due 2024	496.3	495.8
3.90% senior notes due 2025	297.4	297.2
4.20% senior notes due 2026	1,984.0	1,982.7
5.375% senior notes due 2036	495.2	495.0
5.50% senior notes due 2046	1,726.3	1,726.0
Term loan	—	299.8
Commercial paper	—	—
Receivables facilities	—	298.3
Other debt	40.0	70.6

Total debt	9,613.1	10,551.0
Short-term debt and current portion of long-term debt	(316.3)	(661.8)

Long-term debt	$9,296.8	$9,889.2

In September 2018, the Company redeemed the entire principal amount of its 2.15% senior notes due 2018 at a price approximating par value.

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At September 30, 2018, $7.7 million of deferred losses have been recorded in AOCL. See Footnote 12 for disclosures regarding the Company’s derivative financial instruments.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	September 30, 2018		December 31, 2017
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$9,392.1	$9,573.1	$10,688.5	$9,882.3

The carrying amounts of all other significant debt approximates fair value.

Subsequent Event

In October 2018, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.0 billion for any and all of its 2.875% senior notes due 2019 (the “2.875% Notes”) and up to a maximum aggregate principal amount of its 3.15% senior notes due 2021 (the “3.15% Notes”), 3.85% senior notes due 2023 (the “3.85% Notes”) and 4.20% senior notes due 2026 (the “4.20% Notes”).

In October 2018, pursuant to the Tender Offers, the Company repurchased approximately $249 million aggregate principal amount of its 2.875% Notes and approximately $650 million aggregate principal amount of its 3.15% Notes due 2021 for total consideration, excluding accrued interest, of approximately $893 million. As a result of these debt extinguishments, the Company expects to record a gain on the extinguishment of debt of $0.4 million, net of fees and write-off of deferred debt issue costs, during the fourth quarter of 2018.

In October 2018, the Company also instructed the trustee for the 2.875% Notes to deliver an irrevocable notice of redemption to the holders of the 2.875% Notes for any and all of the 2.875% Notes not tendered in the Tender Offers. Pursuant to the notice of redemption, the Company redeemed the entire aggregate principal amount of the 2.875% Notes outstanding on November 9, 2018, at the redemption price determined in accordance with the terms for redemption set forth in the 2.875% Notes and the indenture governing the 2.875% Notes.

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

Fair Value Hedges

At September 30, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2018, the Company had approximately $501 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2018, the Company had approximately $723 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of the dates indicated (in millions):

	September 30, 2018		December 31, 2017
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$—	$—	$21.5
Foreign currency contracts	4.8	1.5	2.0	6.6
Fair value hedges:
Interest rate swaps	—	20.5	—	7.8
Derivatives not designated as effective hedges:
Foreign currency contracts	10.8	4.9	12.7	20.8
Commodity contracts	0.1	—	0.2	—

Total	$15.7	$26.9	$14.9	$56.7

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2018 and 2017 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1.9)	$—	$(2.1)
Foreign currency contracts	Sales and cost of sales	1.7	(3.0)	(12.8)	(0.4)
Cross-currency swaps	Other income (expense), net	—	—	(0.4)	(0.7)

Total		$1.7	$(4.9)	$(13.2)	$(3.2)

		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(5.7)	$—	$(6.2)
Foreign currency contracts	Sales and cost of sales	11.7	(15.5)	(35.8)	12.4
Cross-currency swaps	Other income (expense), net	(1.7)	(3.0)	(1.6)	(6.3)

Total		$10.0	$(24.2)	$(37.4)	$(0.1)

(a)	Represents effective portion recognized in OCI.

The amount of ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2018 and 2017 was not material. At September 30, 2018, deferred net gains of approximately $10 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized expense (income) of $8.1 million and $12.7 million, respectively, and $11.1 million and $45.3 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments, which is mostly offset by foreign currency movement in the underlying exposure.

Footnote 13 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	U.S.		International
	2018	2017	2018	2017
Service cost	$0.2	$0.6	$1.3	$1.6
Interest cost	11.6	12.4	2.9	3.2
Expected return on plan assets	(16.9)	(18.4)	(3.6)	(4.5)
Amortization, net	5.4	6.0	0.6	0.6

Net periodic pension cost	$0.3	$0.6	$1.2	$0.9

	Nine Months Ended September 30,
	U.S.		International
	2018	2017	2018	2017
Service cost	$0.6	$2.0	$3.9	$4.7
Interest cost	34.7	37.1	9.4	9.7
Expected return on plan assets	(50.6)	(55.0)	(11.5)	(13.6)
Amortization, net	16.1	17.8	1.9	1.8
Curtailment, settlement and termination (benefit) costs	—	—	0.3	—

Net periodic pension cost	$0.8	$1.9	$4.0	$2.6

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.5	0.5	1.4	$1.6
Amortization, net	(2.6)	(2.2)	(7.7)	(6.8)

Net periodic expense	$(2.0)	$(1.7)	$(6.1)	$(5.1)

Footnote 14 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the nine months ended September 30, 2018 and 2017 was a benefit of 15.3% and (17.4)%, respectively. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2018 is primarily due to one-time benefits related to recognition of deferred taxes on our operations in France that were previously determined to be unrealizable, the effect of foreign tax credits and the resolution of certain income tax contingencies. Additionally, the Company did not fully tax benefit the third quarter goodwill impairment charge since the book basis goodwill exceeded the tax basis goodwill. The difference from the statutory tax rate to the reported tax rate for the nine months ended September 30, 2017 is primarily due to the sale of the Tools business and a $35.2 million reduction in the valuation allowance related to certain deferred tax assets of its international operations.

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

The Company is continuing to apply the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) and as of September 30, 2018, the Company has not completed its accounting for all the tax effects enacted under Tax Reform. The Company made reasonable estimates of those effects during 2018 and 2017. The Company will continue to refine its estimates as additional guidance and information becomes available.

Footnote 15 —  Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares outstanding	470.7	489.6	480.6	485.2
Share-based payment awards classified as participating securities (1)	0.3	0.8	0.5	1.1

Basic weighted-average shares outstanding	471.0	490.4	481.1	486.3
Dilutive securities (2)	—	1.1	—	1.6

Diluted weighted-average shares outstanding	471.0	491.5	481.1	487.9

(1)

For the three and nine months ended September 30, 2018 and 2017 dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.

(2)	The three and nine months ended September 30, 2018 excludes 0.3 million and 0.7 million potentially dilutive share-based awards as their effect would be anti-dilutive.

As of September 30, 2018, there were 1.7 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

At September 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the acquisition of Jarden, payable in cash (see Footnote 19).

For the three and nine months ended September 30, 2018 and 2017 dividends per share were $0.23 and $0.23, respectively, and $0.69 and $0.65, respectively.

Footnote 16 — Stockholders’ Equity and Share-Based Awards

During the nine months ended September 30, 2018, the Company awarded 1.1 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $35.1 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2018, the Company also awarded 1.6 million time-based RSUs with an aggregate grant date fair value of $42.3 million, of which, 0.1 million time-based RSUs with a grant date fair value of $3.3 million were awarded to employees within businesses classified as discontinued operations. These time-based RSU’s entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During the nine months ended September 30, 2018, the Company repurchased 19.3 million shares of its common stock valued at approximately $511 million under the SRP.

Footnote 17 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	September 30, 2018				December 31, 2017
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$15.7	$—	$15.7	$—	$14.9	$—	$14.9
Liabilities	—	(26.9)	—	(26.9)	—	(56.7)	—	(56.7)
Investment securities, including mutual funds	5.2	3.4	—	8.6	5.2	3.5	—	8.7

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

Footnote 18 — Segment Information

In order to align reporting with the company’s Accelerated Transformation Plan, effective January 1, 2018 the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products

Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, Ex Officio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security

Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex®, Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care; and health products

Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended September 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$721.5	$726.5	$829.2	$—	$—	$—	$2,277.2
Operating income (loss) (2)	(3,323.6)	(4,300.4)	(159.2)	1.0	(110.2)	(11.4)	(7,903.8)
Other segment data:
Total segment assets	4,308.0	4,206.7	5,015.1	26.4	2,229.5	—	15,785.7

	Three Months Ended September 30, 2017
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$814.6	$779.5	$862.8	$9.7	$—	$—	$2,466.6
Operating income (loss) (2)	105.1	95.5	108.9	(4.9)	(128.0)	(35.5)	141.1
Other segment data:
Total segment assets	7,919.2	8,584.0	5,620.4	28.8	1,458.9	—	23,611.3

	Nine Months Ended September 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,875.5	$2,137.9	$2,274.9	$2.0	$—	$—	$6,290.3
Operating income (loss) (2)	(3,270.7)	(4,283.2)	102.5	3.4	(335.8)	(62.5)	(7,846.3)

	Nine Months Ended September 30, 2017
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,033.2	$2,242.5	$2,539.4	$247.7	$—	$—	$7,062.8
Operating income (loss) (2)	205.9	165.6	442.6	(90.4)	(411.5)	(68.4)	243.8

(1)	All intercompany transactions have been eliminated.
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

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of our current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

The Company and certain of its current and former officers and directors have been named as defendants in a putative securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant or traceable to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden (the “Registration Statement”). The action was filed on September 6, 2018, and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but has not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

The Company and certain of its officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired our common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878. The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132. On September 27, 2018, the court consolidated these two cases under Civil Action No. 18-cv-10878 (JMV)(JBC) bearing the caption In re Newell Brands, Inc. Securities Litigation. The court also named Hampshire County Council Pension Fund as the lead plaintiff in the consolidated case. The complaints allege certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco Children’s Products, Inc. (“Graco”), a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At September 30, 2018, the amount remaining to be paid associated with the consent order was immaterial to the consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of September 30, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware), and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition, Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware), was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition, Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware), was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and, except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

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

The Company’s estimate of environmental remediation costs associated with these matters as of September 30, 2018, was $42.3 million, which is included in other accrued liabilities and other noncurrent liabilities in the consolidated balance sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiary Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation, maintenance and monitoring costs. The participating parties have been discussing the draft RI and FS reports with U.S. EPA and are preparing revised reports.

U.S. EPA issued its final Record of Decision for the lower 8.3 miles of the Lower Passaic River (the “ROD”) in March 2016, which, in the language of the document, finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the ROD in March 2016, U.S. EPA issued GNLs for the lower 8.3 miles of the Lower Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL as well as several additional entities. As with the initial GNL, the Company Parties were among the recipients of the 2016 GNL. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree “under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.” The letter “encourage[s] the major PRPs to meet and discuss a workable approach to sharing responsibility for implementation and funding of the remedy” without indicating who may be the “major PRPs.” Finally, U.S. EPA states that it “believes that some of the parties that have been identified as PRPs under CERCLA, and some parties not yet named as PRPs, may be eligible for a cash out settlement with U.S. EPA for the lower 8.3 miles of the Lower Passaic River.”

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

As of September 30, 2018, the Company had approximately $74 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

As part of the Accelerated Transformation Plan, Newell Brands will restructure into a global consumer products company with leading brands in seven core consumer divisions (Appliances & Cookware, Writing, Outdoor & Recreation, Baby, Food, Home Fragrance and Connected Home & Security). The Company is also exploring divestitures of industrial and commercial product assets, including Process Solutions, Rubbermaid Commercial Products and Mapa, as well as non-core consumer businesses, including Pure Fishing, Jostens, Rubbermaid Outdoor, Closet, Refuse and Garage, and U.S. Playing Cards. Execution of these strategic options would significantly reduce operational complexity and focus the Company’s remaining portfolio on leading brands in global consumer-facing categories that can leverage Newell Brands’ advantaged capabilities in innovation, design and e-commerce. During 2018 the Company sold Goody, Rawlings and Waddington as part of the Accelerated Transformation Plan. The Company expects to complete its portfolio transformation by the end of the second quarter of 2019. These businesses are classified as discontinued operations at September 30, 2018. Prior periods have been reclassified to conform with the current presentation.

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

•	During 2018, the Company completed the sale of its Goody business, its Team Sports business, including the Rawlings brand and its Waddington business.

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

Divestitures

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $110 million, subject to customary working capital and transaction adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $20.4 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $395 million, subject to working capital and transaction adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax loss of $131 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to working capital and transaction adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of approximately $599 million, which is included in the income (loss) from discontinued operations.

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital and transaction adjustments. During the three and nine months ended September 30, 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business based on the expected proceeds to be received.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not material. During the three and nine months ended September 30, 2017, the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the firebuilding and Teutonia® stroller businesses, which included goodwill and certain fixed assets, to their estimated fair market value. Martin E. Franklin and Ian G.H. Ashken are affiliates of Royal Oak, the purchaser of the firebuilding assets, and were company directors at the time of the transaction.

On March 9, 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital adjustments. As a result, during the nine months ended September 30, 2017, the Company recorded a pretax gain of $771 million, which is included in other (income) expense, net. Net sales for the Tools business in 2017 were not material.

Subsequent Event

On November 7, 2018, the Company announced that it had entered into a definitive agreement to sell its Jostens business to Platinum Equity Advisors, LLC for approximately $1.3 billion, subject to customary working capital and transaction adjustments. The Company expects the transaction to be completed in the fourth quarter of 2018, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase.

On November 7, 2018, the Company announced that it had entered into a definitive agreement to sell its Pure Fishing business to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and transaction adjustments. The Company expects the transaction to be completed in the fourth quarter of 2018, subject to certain customary conditions including regulatory approvals. The Company anticipates that the proceeds will be applied to deleveraging and share repurchase.

Held for Sale

During the three and nine months ended September 30, 2018, the Company recorded an impairment charge primarily related to goodwill totaling $629 million and $1.1 billion, respectively, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value. While there were no other impairment charges for the other held for sale businesses, the Company may incur future impairment charges based on changes in the estimated sales price as the factors surrounding the sale of each business becomes more defined, changes in the disposal groups, or changes in the carrying values of any of these businesses.

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

See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Impacts of Tariffs

The current U.S. presidential administration has implemented new U.S. tariffs that could impact the level of trade between the U.S and Canada, China, and the European Union in addition to global commerce in general. U.S. trading partners such as Canada, China and the European Union have responded by announcing retaliatory tariffs on some U.S. exports. Tariffs on imports into the U.S. and exports to Canada, China and the European Union will increase costs for the Company. The Company has been successful at negotiating an exception for most of the U.S. tariffs planned on baby gear, which represents a substantial portion of the Company’s tariff exposure. However, the U.S. government has recently announced its intention to increase the recently implemented tariffs beginning in January 2019. The Company’s annualized gross tariff cost exposure from these actions is estimated at approximately $110 - $115 million. The Company is working to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. In addition, if the administration were to extend the tariffs to additional categories of goods made in China it could have a significant impact on the Company.

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$2,277.2	$2,466.6	$(189.4)	(7.7)%
Cost of products sold	1,460.2	1,601.7	(141.5)	(8.8)

Gross profit	817.0	864.9	(47.9)	(5.5)
Selling general and administrative expenses (“SG&A”)	575.7	687.9	(112.2)	(16.3)
Restructuring costs	11.4	35.5	(24.1)	(67.9)
Impairment of goodwill, intangibles and other assets	8,133.7	0.4	8,133.3	NMF

Operating income (loss)	(7,903.8)	141.1	(8,044.9)	NMF
Interest expense, net	105.6	116.4	(10.8)	(9.3)
Other (income) expense, net	3.9	44.7	(40.8)	(91.3)

Income (loss) before taxes	$(8,013.3)	$(20.0)	$(7,993.3)	NMF

NMF – Not meaningful

The decrease in net sales for the three months ended September 30, 2018 was primarily due to a decline in sales across all segments of approximately 8%, inclusive of unfavorable foreign currency of (approximately 1%) and the impact of the adoption of new revenue recognition standards (approximately 2%).

The decrease in cost of products sold for the three months ended September 30, 2018 was primarily driven by lower sales (approximately $61 million), impact of the adoption of new revenue recognition standards (approximately $61 million) and foreign currency translation (approximately $23 million). Reported gross margin was 35.9% versus 35.1% in the prior year period. The change was primarily due to the benefit from pricing, product mix and productivity, partially offset by the impact of inflation related to input costs and tariffs as well as manufacturing costs effected by reduction in inventories.

The decrease in SG&A for the three months ended September 30, 2018 was primarily a decrease in integration cost (approximately $70 million), as well as the benefits of synergies and cost savings.

The restructuring costs for the three months ended September 30, 2018 and 2017 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During the three and nine months ended September 30, 2018, in connection with the Company’s annual impairment testing, the Company recorded a non-cash charge of $8.1 billion to reflect impairment of goodwill and intangible assets. The impairment charge was allocated to the Company’s reporting segments as follows (in millions):

	Three Months Ended September 30, 2018
	Goodwill	Intangibles
Food and Appliances	$1,766.9	$1,639.7
Home and Outdoor Living	1,985.0	2,385.1
Learning and Development	105.3	246.0

	$3,857.2	$4,270.8

See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding impairment charges.

Consolidated operating income (loss) as a percentage of net sales for the three months ended September 30, 2018 and 2017 was approximately (347%) and 5.7%, respectively. The change is primarily due to increased impairment charges and the negative impact of lower sales, partially offset by synergies and cost savings, lower integration and acquisition-related costs and decreased restructuring costs.

The decrease in interest expense for the three months ended September 30, 2018 was primarily due to lower debt levels. The weighted average interest rate for the three months ended September 30, 2018 and 2017 was approximately 4.2% and 4.0%, respectively.

See Footnote 14 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended September 30,				Three Months Ended September 30,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Food and Appliances	$721.5	$814.6	$(93.1)	(11.4)%	$(3,323.6)	$105.1	$(3,428.7)	NMF	%
Home and Outdoor Living	726.5	779.5	(53.0)	(6.8)	(4,300.4)	95.5	(4,395.9)	NMF
Learning and Development	829.2	862.8	(33.6)	(3.9)	(159.2)	108.9	(268.1)	(246.2)
Other	—	9.7	(9.7)	(100.0)	1.0	(4.9)	5.9	120.4
Corporate	—	—	—	—	(110.2)	(128.0)	17.8	13.9
Restructuring	—	—	—	—	(11.4)	(35.5)	24.1	67.9

	$2,277.2	$2,466.6	$(189.4)	(7.7)	$(7,903.8)	$141.1	$(8,044.9)	NMF

Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017

Food and Appliances

The decrease in net sales for the three months ended September 30, 2018 was primarily due to weakness in certain categories, primarily in appliances and cookware category due to the continuing competitive challenges in the U.S. appliance business, the impact of the adoption of new revenue recognition standards and unfavorable foreign currency (approximately 2%).

Operating income (loss) as a percentage of net sales for the three months ended September 30, 2018 and 2017 was approximately (461%) and 12.9%. The decrease was primarily driven by impairment charges, the negative impact of lower sales and cost of goods and freight inflation.

Home and Outdoor Living

The decrease in net sales for the three months ended September 30, 2018 was primarily driven by softness in the Outdoor & Recreation business related to lost distribution and weakness in certain categories, declines in the Home Fragrance retail channel and EMEA, the impact of the adoption of new revenue recognition standards and unfavorable foreign currency (approximately 1%), partially offset by growth in the Connected Home & Security business.

Operating income (loss) as a percentage of net sales for the three months ended September 30, 2018 and 2017 was approximately (592%) and 12.3%, respectively. The decrease was primarily driven by impairment charges.

Learning and Development

The decrease in net sales for the three months ended September 30, 2018 was primarily due to weakness in the baby gear category largely attributable to the bankruptcy filing and subsequent liquidation of a top global customer of the Baby division, partially offset by a revenue shift to other major retailers; growth in the Writing business, the impact of the adoption of new revenue recognition standards and unfavorable foreign currency (approximately 1%).

Operating income (loss) as a percentage of net sales for the three months ended September 30, 2018 and 2017 was approximately (19.2%) and 12.6%, respectively. The decrease was primarily driven by impairment charges, partially offset by a decrease in SG&A and productivity savings.

Other

The decrease in net sales for the three months ended September 30, 2018 was due to the Divestitures.

The change in operating income (loss) for the three months ended September 30, 2018 and 2017 was primarily due to impairment charges and other costs incurred during the three months ended September 30, 2017, related to the Divestitures and assets held for sale.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$6,290.3	$7,062.8	$(772.5)	(10.9)%
Cost of products sold	4,093.2	4,613.6	(520.4)	(11.3)

Gross margin	2,197.1	2,449.2	(252.1)	(10.3)
Selling general and administrative expenses	1,815.6	2,052.7	(237.1)	(11.6)
Restructuring costs	62.5	68.4	(5.9)	(8.6)
Impairment of goodwill, intangibles and other assets	8,165.3	84.3	8,081.0	NMF

Operating income (loss)	(7,846.3)	243.8	(8,090.1)	NMF
Interest expense, net	342.2	353.0	(10.8)	(3.1)
Loss on extinguishment of debt	—	32.3	(32.3)	NMF
Other (income) expense, net	(10.7)	(713.9)	703.2	NMF

Income (loss) before taxes	$(8,177.8)	$572.4	$(8,750.2)	NMF

NMF – Not meaningful

The decrease in net sales for the nine months ended September 30, 2018 was primarily due to the Divestitures (approximately 3%), a decline in sales across all segments (approximately 7%) and the impact of the adoption of new revenue recognition standards (approximately 2%), partially offset by the impact of acquisitions (approximately 1%).

The decrease in cost of products sold for the nine months ended September 30, 2018 was primarily driven by the impact of the Divestitures (approximately $186 million) and lower sales (approximately $290 million) and impact of the adoption of new revenue recognition standards (approximately $167 million), partially offset by the impact of acquisitions (approximately $57 million). Reported gross margin was 34.9% versus 34.7% as the benefit from pricing, product mix, synergies and cost savings was mostly offset by the impact of inflation related to cost of goods, freight and tariffs.

The decrease in SG&A for the nine months ended September 30, 2018 was primarily due the impact of the Divestitures (approximately $82 million), a decrease in integration cost (approximately $108 million), as well as the benefits of synergies and cost savings.

The restructuring costs for the nine months ended September 30, 2018 and 2017 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During the three and nine months ended September 30, 2018, in connection with the Company’s annual impairment testing, the Company recorded a non-cash charge of $8.1 billion to reflect impairment of goodwill and intangible assets. The impairment charge was allocated to the Company’s reporting segments as follows (in millions):

	Nine Months Ended September 30, 2018
	Goodwill	Intangibles
Food and Appliances	$1,766.9	$1,639.7
Home and Outdoor Living	1,985.0	2,385.1
Learning and Development	105.3	246.0

	$3,857.2	$4,270.8

See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information regarding impairment charges

In addition to the third quarter impairment charges, during the nine months ended September 30, 2018, the Company recorded $37.3 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.

Consolidated operating income (loss) as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was approximately (125%) and 3.5%, respectively. The change is primarily due increased impairment charges and the negative impact of lower sales, partially offset by synergies and cost savings, lower integration and acquisition-related costs and decreased restructuring costs.

The decrease in interest expense for the nine months ended September 30, 2018 was primarily due to lower debt levels. The weighted average interest rate for the nine months ended September 30, 2018 and 2017 was approximately 4.2% and 4.1%, respectively.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Food and Appliances	$1,875.5	$2,033.2	$(157.7)	(7.8)%	$(3,270.7)	$205.9	$(3,476.6)	NMF	%
Home and Outdoor Living	2,137.9	2,242.5	(104.6)	(4.7)	(4,283.2)	165.6	(4,448.8)	NMF
Learning and Development	2,274.9	2,539.4	(264.5)	(10.4)	102.5	442.6	(340.1)	(76.8)
Other	2.0	247.7	(245.7)	(99.2)	3.4	(90.4)	93.8	103.8
Corporate	—	—	—	—	(335.8)	(411.5)	75.7	18.4
Restructuring	—	—	—	—	(62.5)	(68.4)	5.9	8.6

	$6,290.3	$7,062.8	$(772.5)	(10.9)	$(7,846.3)	$243.8	$(8,090.1)	NMF

Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017

Food and Appliances

The decrease in net sales for the nine months ended September 30, 2018 was primarily due to the continuing competitive challenges in the U.S. appliance business and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in other categories.

Operating income (loss) as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was approximately (174%) and 10.1%. The decrease was primarily driven by impairment charges, the negative impact of lower sales and cost of goods and freight inflation.

Home and Outdoor Living

The decrease in net sales for the nine months ended September 30, 2018 was primarily driven by decline in the Outdoor & Recreation and Home Fragrance businesses, primarily due to lost distribution in the certain product categories and continuing declines in the Home Fragrance retail channel, unfavorable weather conditions affecting the Coleman business; and the impact of the adoption of new revenue recognition standard, partially offset by improved sales in Connected Home & Security.

Operating income (loss) as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was approximately (200%) and 7.4%, respectively. The decrease was primarily driven by impairment charges.

Learning and Development

The decrease in net sales for the nine months ended September 30, 2018 was primarily due to a decline in the Writing business related to significant inventory contraction in the U.S. office superstore and distributive trade channels, expected sales declines in the baby gear category largely attributable to the bankruptcy and liquidation of a top global customer of the Baby division, partially offset by a revenue shift to other major retailers; and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for the nine months ended September 30, 2018 and 2017 was approximately 4.5% and 17.4%, respectively. The decrease was primarily driven by impairment charges, partially offset by a decrease in SG&A and synergy and productivity savings.

Other

The decrease in net sales for the nine months ended September 30, 2018 was due to impact of the Divestitures.

The change in operating income (loss) for the nine months ended September 30, 2018 and 2017 was primarily due to impairment charges and other costs incurred during the nine months ended September 30, 2017, related to the Divestitures and assets held for sale.

Liquidity and Capital Resources

Liquidity

At September 30, 2018, the Company had cash and cash equivalents of $1.4 billion, of which approximately $493 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, divestiture proceeds, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due, to complete its ongoing restructuring initiatives and to invest in share repurchase.

Cash and cash equivalents increased as follows for the nine months ended September 30, 2018 and 2017 (in millions):

Continuing Operations	2018	2017	Increase (Decrease)
Cash provided by (used in) operating activities	$170.3	$(115.2)	$285.4
Cash provided by (used in) investing activities	(100.5)	1,281.2	(1,381.7)
Cash used in financing activities	(1,767.5)	(1,004.7)	(762.8)
Discontinued Operations
Cash provided by operating activities	$11.3	$91.4	$(80.0)
Cash provided by (used in) investing activities	2,659.8	(97.8)	2,757.6
Cash used in financing activities	(0.5)	(1.2)	0.7
Total Company
Cash provided by (used in) operating activities	$181.6	$(23.8)	$205.4
Cash provided by investing activities	2,559.3	1,183.4	1,375.9
Cash used in financing activities	(1,768.0)	(1,005.9)	(762.1)
Currency effect on cash and cash equivalents	(15.0)	51.1	(66.1)

Increase in cash and cash equivalents	$957.9	$204.8	$753.1

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities from continuing operations is in part due to favorable working capital primarily related to strong inventory management and other working capital initiatives and timing, as well as lower bonus and incentive payments, partially offset by an increase in cash taxes paid (approximately $135 million) related to the gain on the sale of the Tools business and favorable working capital benefits in 2017 related to the divested businesses.

Cash Flows from Investing Activities

The change in cash provided by investing activities from continuing operations was primarily due to a decrease in the proceeds from the sale of businesses (approximately $2.1 billion), partially offset by a decrease in cash used for the acquisition of businesses (approximately $634 million). For the nine months ended September 30, 2018 and 2017, capital expenditures from continuing operations were $156 million and $196 million, respectively.

Cash Flows from Financing Activities

The change in net cash used in financing activities from continuing operations was primarily due to the period-over-period decrease in borrowings on short-term debt (approximately $1.6 billion) and an increase in shares repurchased (approximately $511 million), partially offset by a decrease in the payments on long-term debt (approximately $1.2 billion) and payments to dissenting shareholders (approximately $162 million).

CAPITAL RESOURCES

In September 2018, the Company redeemed the entire principal amount of its 2.15% senior notes due 2018 at a price approximating par value.

The Company maintains a $1.25 billion revolving credit facility that matures in January 2022 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At September 30, 2018, there was no commercial paper outstanding, there were $30 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $1.2 billion.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At September 30, 2018, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At September 30, 2018, net availability under the Facility was approximately $853 million.

The Company was not in default of any of its debt covenants at September 30, 2018.

At September 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At September 30, 2018, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During the nine months ended September 30, 2018, the Company repurchased 19.3 million shares of its common stock valued at approximately $511 million under the SRP. At September 30, 2018, approximately $3.1 billion remains available under the SRP.

Subsequent Event

In October 2018, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.0 billion for any and all of its 2.875% senior notes due 2019 and up to a maximum aggregate principal amount of its 3.15% senior notes due 2021, 3.85% senior notes due 2023 and 4.20% senior notes due 2026.

In October 2018, pursuant to the Tender Offers, the Company repurchased approximately $249 million aggregate principal amount of its 2.875% senior notes due 2019 and approximately $650 million aggregate principal amount of its 3.15% senior notes due 2021 for total consideration, excluding accrued interest, of approximately $893 million.

In October 2018, the Company also instructed the trustee for the 2.875% Notes to deliver an irrevocable notice of redemption to the holders of the 2.875% Notes for any and all of the 2.875% Notes not tendered in the Tender Offers. Pursuant to the notice of redemption, the Company redeemed the entire aggregate principal amount of the 2.875% Notes outstanding on November 9, 2018, at the redemption price determined in accordance with the terms for redemption set forth in the 2.875% Notes and the indenture governing the 2.875% Notes.

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

Fair Value Hedges

At September 30, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2018, the Company had approximately $501 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2018, the Company had approximately $723 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2019. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of September 30, 2018 (in millions):

September 30, 2018
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$3.3
Fair value hedges:
Interest rate swaps	(20.5)
Derivatives not designated as effective hedges:
Foreign currency contracts	5.9
Commodity contracts	0.1

Total	$(11.2)

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily, trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the third quarter), or more frequently if facts and circumstances warrant.

The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. As a result of the Company’s Accelerated Transformation Plan that resulted in a number of businesses designated as held for sale, the Company is now comprised of seven reporting units, within its three primary operating segments as part of its continuing operations. The

Company performed its annual goodwill impairment testing as of July 1, 2018, at which date the Company’s goodwill attributable to continuing operations was $6.8 billion. Additionally, the carrying value of the Company’s indefinite-lived intangible assets attributable to continuing operations was approximately $8.5 billion as of the July 1, 2018.

During the current year, the Company used a quantitative approach to test goodwill and indefinite lived intangibles and bypassed the qualitative approach. The quantitative approach in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill). Due to changes in the Company’s reportable segments resulting from Accelerated Transformation Plan, a decrease in forecasted cash flows, as well as the decreases in the Company’s market capitalization, the Company proceeded directly to quantitative impairment testing for all of its reporting units.

Both qualitative and quantitative goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The Company uses various valuation methods, such as the discounted cash flow and market multiple methods. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The market multiple methodology involves estimating value based on the trading multiples for comparable public companies. Multiples are determined through an analysis of certain publicly traded companies that are selected on the basis of operational and economic similarity with the business operations. Valuation multiples are calculated for the comparable companies based on daily trading prices. A comparative analysis between the reporting unit and the public companies forms the basis for the selection of appropriate risk-adjusted multiples. The comparative analysis incorporates both quantitative and qualitative risk factors which relate to, among other things, the nature of the industry in which the reporting unit and other comparable companies are engaged.

The Company uses a qualitative approach to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment testing. Due to the declines in forecasted cash flows and decreases in the Company’s market capitalization, the Company proceeded directly to quantitative impairment testing for all of its other indefinite-lived intangible assets, the Company proceeded directly to quantitative impairment testing.

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

During its annual impairment testing in the third quarter of 2018, the Company estimated the fair values of its reporting units based on a discounted cash flow methodology reflecting the latest projections which included, among other things, the impacts of the recently announced tariffs on Chinese imports, other inflation, as well as projected benefits from the Company’s cost savings programs. The implied fair values of the reporting units substantially exceeded the Company’s market capitalization due to the recent sustained declines in the price of the Company’s common stock. As a result, the Company applied higher risk adjusted discount rates to the projected cash flows of its reporting units which reduced the fair values of each of the Company’s reporting units, except the Writing division, below their carrying values. The Company recorded goodwill impairment charges of $3.9 billion to reduce the carrying values of these reporting units to their fair values (see Footnote 9 to the Condensed Consolidated Financial Statements).

The implied fair value of the Company’s Writing division reporting unit exceeded its carrying value by more than 10% while all the other reporting units now have carrying values that approximate fair value.

The Company performed the quantitative impairment tests in its annual impairment testing for all its trade names using either the relief from royalty method or excess earnings method similar to their initial valuations. The discounted cash flows used to estimate fair values of the trade names employed under either of these methods reflected the higher risk adjusted discount rates that impacted each of their respective reporting units. The Company recorded impairment charges of $4.3 billion related to various trade names within its reporting units as follows:

Trade names within the Food and Appliances segment, primarily related to trade names from the Jarden acquisition, were impaired by $1.6 billion as their carrying values exceeded their fair values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of approximately $0.2 billion. The remaining carrying value of trade names within this segment is approximately $1.8 billion.

Trade names within the Home and Outdoor Living segment were impaired by $2.4 billion as their carrying values exceeded their fair values and were all related to trade names acquired in the Jarden acquisition. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of approximately $0.2 billion. The remaining carrying value of trade names within this segment is approximately $2.1 billion.

Trade names within the Learning and Development segment were impaired by $0.2 billion as their carrying values exceeded their fair values and primarily related to trade names acquired in the Jarden acquisition. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of less than $0.1 billion. The remaining carrying value of trade names within this segment is approximately $0.7 billion, with $0.1 billion of those trade names with fair values in excess of 10% of the carrying values.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings, foreign exchange rates, labor inflation, and industry growth. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment tests based on changes in the economic environment, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

Forward-Looking Statements

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;

•	future events that could adversely affect the value of the Company’s assets and/or stock price and require additional impairment charges;

•	the Company’s ability to effectively accelerate its transformation plan and explore and execute its strategic options;

•	the Company’s ability to complete planned acquisitions and divestitures, to integrate Jarden and other acquisitions and unexpected costs or expenses associated with acquisitions or dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems or related controls;

•	the impact of United States or foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans; and

•	other factors listed from time to time in the Company’s filings with the SEC including, but not limited to, Item 1A of this Report and the Company’s most recent Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are not effective as of September 30, 2018 due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 30, 2018, the Company did not design and maintain effective controls over the calculation of the carrying value of assets held for sale.

Specifically, the Company did not design and maintain effective controls to ensure deferred taxes were included completely and accurately in the carrying values of assets held for sale. This deficiency resulted in adjustments that were corrected in the assets/liabilities held for sale; loss from discontinued operations, net of tax; net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

Management is in the process of developing a remediation plan. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as of September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

As more fully disclosed in Item 4, “Controls and Procedures,” under the direction of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and has concluded that the disclosure controls and procedures and internal controls over financial reporting are not effective as of September 30, 2018 due to a material weakness in internal control over financial reporting.

Specifically, the Company did not design and maintain effective controls to ensure deferred taxes were included completely and accurately in the carrying values of assets held for sale. This deficiency resulted in adjustments that were corrected in the assets/liabilities held for sale; loss from discontinued operations, net of tax; net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of developing a remediation plan. However, we can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2018:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	14,636,726	$26.93	14,636,726	$3,209,259,000
August	4,640,271	25.25	4,628,768	$3,092,359,000
September	—	—	—	$3,092,359,000

Total	19,276,997	$26.53	19,265,494

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*†	Form of Non-Employee Director Stock Award Agreement under the Newell Rubbermaid 2013 Incentive Plan, as amended May 9, 2017.

10.2†	Settlement Agreement, dated September 14, 2018, by and between Newell Rubbermaid Global Limited and Richard Davies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, File No. 001-09608).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date: November 9, 2018	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President, Chief Financial Officer

Date: November 9, 2018	/s/ James L. Cunningham, III
James L. Cunningham, III
Senior Vice President, Chief Accounting Officer