Form 10-K
period 2018-12-31
NEWELL BRANDS INC
filed 2019-03-04
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018	COMMISSION FILE NUMBER 1-9608

NEWELL BRANDS INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street Hoboken, New Jersey	07030
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 610-6600

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value per share	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 422.8 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2019. The aggregate market value of the shares of Common Stock (based upon the share count and closing price on the New York Stock Exchange on June 30, 2018) beneficially owned by non-affiliates of the Registrant was approximately $12.5 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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

Website Access to Securities and Exchange Commission Reports

The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s Internet website can be found at www.newellbrands.com. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K.

GENERAL

Newell Brands is a global marketer of consumer and commercial products that make life better every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert® and Yankee Candle®. The Company sells its products in nearly 200 countries around the world and has operations on the ground in nearly 100 of these countries.

STRATEGIC INITIATIVES

In 2018, Newell Brands announced its Accelerated Transformation Plan, which aims to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The Accelerated Transformation Plan is designed to significantly increase shareholder value through both strengthened operational and financial performance and deleveraging the balance sheet, while simultaneously returning capital to shareholders.

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including The Waddington Group (“Waddington”), Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa businesses, as well as non-core consumer businesses, including the Rawlings, Jostens, Pure Fishing, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations at December 31, 2018. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. and various related subsidiaries as part of the Accelerated Transformation Plan. The Company expects to complete the remaining divestitures by the end of 2019.

Organizational Structure

In order to align reporting with the Company’s Accelerated Transformation Plan, effective June 30, 2018, the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

Food and Appliances

The Food and Appliances segment manufactures or sources, markets and distributes a diverse line of household products. Kitchen appliances and home environment products are primarily sold under the Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Sistema® and Sunbeam® trademarks. Aluminum and stainless steel cookware and bakeware are sold under the Calphalon® trademark. The Food and Appliances segment also has rights to sell various small appliance products, in substantially all of Europe under the Breville® brand name. Food storage products are sold primarily under the Rubbermaid® and Sistema® trademarks. The Food and Appliances segment also utilizes an extensive licensing strategy to extend the reach of the brands across categories, geographies and strategic product extensions.

The Food and Appliances segment primarily markets its products directly to club, department store, drug/grocery, mass merchant, specialty retailers, distributors and e-commerce companies.

Home and Outdoor Living

The Home and Outdoor Living segment manufactures or sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities, home fragrance products and home security products. Active lifestyle products are sold primarily under the Coleman®, Contigo®, ExOfficio® and Marmot® trademarks. Home fragrance products are sold primarily under the Chesapeake Bay Candle®, WoodWick® and Yankee Candle® trademarks. Home security products are sold primarily sold under the First Alert® trademark.

The Home and Outdoor Living segment primarily markets its products directly to club, department store, drug/grocery, home centers, mass merchant, sporting goods and specialty retailers, distributors and e-commerce companies, as well as direct to consumers via on-line and Yankee Candle retail stores.

Learning and Development

The Learning and Development segment designs manufactures or sources, markets and distributes writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products. Writing instruments, activity-based adhesive and cutting products and labeling solutions products are sold primarily under the Dymo®, Elmer’s®, Expo®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman® and X-Acto® trademarks. Baby gear and infant care and health products are sold primarily under the Baby Jogger®, Graco®, NUK® and Tigex® trademarks.

The Learning and Development segment primarily markets its products directly to mass merchants, warehouse clubs, drug/grocery stores, office superstores, office supply stores, contract stationers, travel retail, distributors and e-commerce companies, and direct to consumers on-line.

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

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, extinguisher powder, nylon, paper, plastic resin, sawdust, tin plate, wax and wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases principally comprise polyethylene, polypropylene and copolyester.

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. In particular, certain businesses within the Company’s Learning and Development segment rely on third-party manufacturers for substantially all of their products. Specifically, the Baby division has a single source of supply for products that comprise a majority of sales and which owns the intellectual property for many of those products.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K for further discussion.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks include Sharpie®, Paper Mate®, Elmer’s®, Parker®, Waterman®, Dymo®, Prismacolor®, Rubbermaid®, Contigo®, Calphalon®, Graco®, Baby Jogger®, NUK®, Aprica®, Bionaire®, Coleman®, Crock-Pot®, First Alert®, FoodSaver®, Health o Meter®, Marmot®, Mr. Coffee®, Oster®, Rival®, Stearns®, Sistema®, Sunbeam®, Woodwick® and Yankee Candle®.

Customers/Competition

The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors, e-commerce companies and Yankee Candle retail stores. The dominant share of the market represented by large mass merchandisers, together with consumer shopping patterns, contributes to a market environment in which dominant multi-category retailers and e-commerce companies have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through selling prices.

Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, reducing current inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers and e-commerce companies to import generic products directly from foreign sources and to source and sell products, under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that carry candles.

The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery and producing and procuring products at a competitive cost. In addition, the Company has experienced management that focuses on building consumer loyalty and increased consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 13.5%, 13.7% and 13.5% of net sales in 2018, 2017 and 2016, respectively, across substantially all segments. The Company’s top-ten customers in 2018 included (in alphabetical order): amazon, Bed, Bath & Beyond, Costco, Lowe’s, Kroger, Office Depot, Staples, Target, The Home Depot and Walmart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

The Company’s research and development efforts focus on developing new, differentiated and innovative products to meet consumers’ needs. The Company’s product development efforts begin with consumer insights. The Company continues to invest to strengthen its product design, research and development capabilities and has consolidated its design and innovation capabilities and consumer marketing and insight capabilities into a global center of excellence to further strengthen these capabilities. The Company’s enhanced marketing and insight and research and development capabilities have been leveraged to implement a new ideation process throughout the business, resulting in idea fragments that feed the development of product concepts.

Employees

As of December 31, 2018, the Company had approximately 37,000 employees worldwide. Approximately 2,400 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. Management believes that our relationships with our employees and collective bargaining unions are satisfactory.

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

The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Latin America and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, can be affected by specific events or general economic conditions, including worldwide or country-specific economic instability.

For example, uncertainty over the terms and timing of the United Kingdom’s departure from the European Union has caused political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm consumer demand and ultimately adversely impact the Company’s business. Likewise, the failure of large employers to consistently pay workers similar to what recently occurred during the partial U.S. federal government shutdown, could also adversely affect consumer demand and the Company’s business. Similarly, with continuing challenging global economic conditions, particularly outside of the U.S., and recent volatility in domestic and foreign equity markets, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company’s products, as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions. Such events could negatively impact the Company’s overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the Company’s business.

The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company’s principal customers are large retailers such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The dominant share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, reducing inventory levels, demanding innovative new products and products tailored to each of their unique requirements, requiring suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors may result in a number of customers experiencing financial difficulty, or failing in the future. For example, the Company’s results were impacted negatively by the bankruptcy and liquidation of Toys ‘R’ Us. In particular, a loss of, or a failure by, another one of the Company’s large customers could adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s sales are dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

The Company’s customer base is relatively fragmented. Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchases by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand could have an adverse effect on the Company’s gross profit margins and operating income.

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

The Company’s customers may further consolidate, which could materially adversely affect the Company’s sales and margins.

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

The Company’s plans to integrate its acquired businesses and to improve productivity and reduce complexity and costs may not be successful, which would materially adversely affect its ability to compete.

The Company’s success depends on its ability to integrate acquired businesses, to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. The Company’s Accelerated Transformation Plan and the Company’s cost saving plans may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. Both efforts are global initiatives designed to reduce the complexity of the organization and increase investment in the Company’s most significant growth platforms, including through divestment of the Company’s industrial and commercial product assets and non-core consumer businesses. It is also possible that other major productivity, streamlining and divestment programs may be required in the future. Also, the Company may not be able to successfully integrate acquired businesses, product lines, obtain related cost savings, or make operating income improvements within a reasonable amount of time. Such initiatives require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results.

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

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands so that the Company’s retail and other customers will need the Company’s products to meet consumer demand. Leading brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to continue to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Circumstances associated with divestitures and product line exits under the Accelerated Transformation Plan could adversely affect the Company’s results of operations and financial condition.

On January 25, 2018, the Company announced that it will explore a series of strategic initiatives to accelerate its transformation plan, improve operational performance and enhance shareholder value (the “Accelerated Transformation Plan”). The components of that plan included exploring the sale of a number of its industrial, commercial and small consumer businesses such as The Waddington Group; Process Solutions; Rubbermaid Commercial Products; Mapa; Rawlings Sporting Goods Company, Inc., Goody Products, Inc., Rubbermaid Outdoor, Closet, Refuse and Garage; and The U.S. Playing Card Company. On May 4, 2018, the Company announced the expansion of its Accelerated Transformation Plan, adding Jostens and Pure Fishing to the list of divestitures previously announced.

Pursuant to this plan, the Company sold the Rawlings Sporting Goods Company, Inc., The Waddington Group, Goody Products, Inc., Pure Fishing and Jostens during 2018. The Company is continuing the divestiture process in 2019 and may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner and prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

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

Failure to grow the Company’s e-commerce business, and the cost of its increasing e-commerce investments, may materially adversely affect the Company’s market position, net sales and financial performance.

The retail industry is rapidly evolving and consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing and the pace of this increase could accelerate. At the same time, the portion of retail business at traditional “brick and mortar” stores and shopping centers is decreasing.

The Company’s Accelerated Transformation Plan, includes investments in e-commerce, and investments in technology initiatives may not adequately or effectively allow the Company to grow its e-commerce business, maintain or grow its overall market position or otherwise benefit the Company. As a result, the Company’s market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of sales by the Company’s other customers, which could, if not offset by a greater increase in e-commerce sales, materially adversely affect the business of the Company.

Furthermore, the cost of certain e-commerce and technology investments may adversely impact the Company’s financial performance in the short-term and may adversely impact its financial performance over the longer term. There can be no assurance that investments in e-commerce infrastructure and technology will result in increased sales, through e-commerce or otherwise.

If we fail to remediate the material weakness in our internal control over financial reporting or are unable to maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

In connection with the preparation of our Consolidated Financial Statements for the year ended December 31, 2018, management conducted an evaluation of the effectiveness of our disclosure controls and procedures and internal control over financial reporting and concluded that the disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018 due to a material weakness in internal control over financial reporting. The Company did not design and maintain effective controls over the accounting for the impact of divestitures. Specifically, the Company did not design and maintain effective controls to ensure deferred taxes were included completely and accurately in the carrying values of assets held for sale and the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure the current/noncurrent classification of assets held for sale was accurate. These deficiencies resulted in adjustments that were corrected in the assets and liabilities held for sale; loss from discontinued operations, net of tax; net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018, the income tax benefit to continuing operations; loss from continuing operations and loss from discontinued operations, net of tax for the quarter and year ended December 31, 2018 as well as in the current/non-current classification of assets and liabilities held for sale in the prior year balance sheet, as presented in the December 31, 2018 financial statements. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that these control deficiencies constitute a material weakness.

Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls over the inputs used in divestiture calculations, as follows:

•	enhancing the level of review of deferred tax balances for each business held for sale;

•	supplementing the review of deferred tax balances by legal entity to ensure proper presentation for financial reporting purposes; and

•	enhancing the held for sale footnote reconciliation process.

The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan, as needed.

We can give no assurance that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impact the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weakness, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

The Company has substantial indebtedness which could materially and adversely affect the Company and its financial position, including decreasing its business flexibility, impacting its ratings and increasing its borrowing costs.

As of December 31, 2018, the Company had $7 billion in outstanding debt. During 2018, the Company reduced its debt from $10.6 billion and views paying down debt as a critical goal as the Company completes the divestitures contemplated under the Accelerated Transformation Plan. This is because the Company’s substantial indebtedness has had, and could continue to have, important consequences for the Company, including:

•

requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which reduces the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchases of the Company’s common stock and other general corporate purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, adverse business and economic conditions or changes in the Company’s business and the industries in which it operates;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	limiting, along with the financial and nonfinancial covenants in the Company’s debt documents, its ability to borrow additional funds.

In addition, if the Company is unable to timely reduce its level of indebtedness, the Company will be subject to increased demands on its cash resources, which could increase its total debt-to-capitalization ratios, decrease its interest coverage ratios, lower its credit ratings, result in a breach of covenants or otherwise adversely affect the business and financial results of the Company going forward.

An increase in interest rates could have a material adverse effect on the Company’s business.

While the vast majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable and interest rate increases on this portion of the company’s debt could have a material adverse effect on the Company’s business. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, each time by a quarter of a percentage point. While it is unclear whether the U.S. Federal Reserve will maintain this pattern in the future, any such change or market expectation of such change may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

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

Pricing and availability of raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. Specifically, recently enacted and contemplated tariffs on imports into the U.S. and exports to Canada, China and the European Union could increase costs for the Company. The U.S. government has announced its intention to increase some of the China tariffs from 10% to 25% if there is not a breakthrough in negotiations with the China government. The Company is working to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. Any extension of tariffs to additional categories of goods or to additional importers or exporters could have a significant impact on the Company. This volatility can significantly affect the availability and cost of raw materials, energy, transportation and other supplies and services for the Company, and may, therefore, have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Some of the Company’s operations are conducted or products are sold in countries where economic growth has slowed, such as Brazil; or where economies have suffered economic, social and/or political instability or hyperinflation; or where the ability to repatriate funds has been significantly delayed or impaired. Current government economic and fiscal policies in these economies, including stimulus measures and currency exchange rates and controls, may not be sustainable and, as a result, the Company’s sales or profits related to those countries may decline. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. The Company’s international operations (and particularly its business in emerging markets), including manufacturing and sourcing operations (and the international operations of the Company’s customers), are subject to inherent risks which could adversely affect the Company, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of the Company’s products, including tariffs and countermeasures;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation (including hyperinflation) or recession;

•	devaluations or fluctuations in the value of currencies;

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

The financial position and results of operations of many of the Company’s international subsidiaries are initially recorded in various foreign currencies and then translated into U.S. Dollars at the applicable exchange rate for inclusion in the Company’s financial statements. The strengthening of the U.S. Dollar against these foreign currencies ordinarily has a negative impact on the Company’s reported sales, operating margin and operating income (and conversely, the weakening of the U.S. Dollar has a positive impact). For the year ended December 31, 2018, foreign currency negatively affected reported sales by approximately $15 million compared to prior year; however, the volatility of foreign exchange rates is unpredictable and could materially adversely affect the Company’s operating results.

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

•

collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to the General Data Protection Regulation of the European Union;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage the Company’s business.

Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to the Company’s networks or data, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ proprietary information, such as credit card and bank account numbers. The Company’s payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition.

As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Furthermore, the Company’s relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after an attack or breach occurs.

If an actual or perceived breach of the Company’s security occurs, the public perception of the effectiveness of the Company’s security measures could be harmed and the Company could lose customers and consumers, which could adversely affect its business.

Impairment charges could have a material adverse effect on the Company’s financial results.

During the year ended December 31, 2018, the Company recorded non-cash impairment charges related to goodwill and indefinite lived intangibles of $8.3 billion in continuing operations and $1.5 billion in discontinued operations. Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, divestitures of certain businesses, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s impairment charges in 2018, there is minimal difference between the estimated fair values and the carrying values of some of the Company’s reporting units, increasing the possibility of future impairment charges.

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

As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. may not be taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted.

The Company may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing remediation obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” under Footnote 20 of the notes to the Company’s consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of these and other environmental-related matters.

The Company may not be able to attract, retain and develop key personnel.

The Company’s success at implementing its Accelerated Transformation Plan and its future performance depends in significant part upon the continued service of its executive officers and other key personnel. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.

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

As a manufacturer and distributor of consumer products, the Company is subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. If the Company were required to remove, or it voluntarily removed, its products from the market, the Company’s reputation could be tarnished and the Company might have large quantities of finished products that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. Similar to product liability claims, the Company faces exposure to class action law suits related to the performance, safety or advertising of its products. Such class action suit could result in substantial monetary judgments, injunctions related to the sale of products and potentially tarnish the Company’s reputation.

Although the Company maintains product liability insurance in amounts that it believes are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which the Company is responsible, and the Company cannot assure you that it will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, the Company does not maintain product recall insurance and may not have insurance coverage for claims asserted in class action lawsuits. As a result, product recalls or product liability claims could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company faces potential other types of litigation arising out of alleged defects in its products or otherwise, such as the previously noted class action lawsuits. The Company does not maintain insurance against many types of claims involving alleged defects in its products that do not involve personal injury or property damage. The Company spends substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. As a result, these types of claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

See Footnote 20 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of these and other regulatory and litigation-related matters.

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

The Company’s credit ratings impact the cost and availability of future borrowings and, accordingly, the Company’s cost of capital. The Company’s credit ratings reflect each rating organization’s opinion of its financial strength, operating performance and ability to meet its debt obligations. For example, on February 20, 2019, Fitch downgraded the Company’s Long-term issuer default Rating from”BBB-“ to (BB+) and Short-term issuer default Rating to “B” from “F3”. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s Investor Services, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“Standard & Poor’s”), which would reduce the Company’s senior debt below investment-grade, would increase the

Company’s borrowing costs, which would adversely affect the Company’s financial results. Specifically, the interest rate payable on Notes issued in March 2016 are subject to adjustment from time to time if either Moody’s or Standard & Poor’s downgrades (or subsequently upgrades) its rating assigned to the Notes, though the interest on these notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in ratings by either credit Rating Agency), if such Notes become rated “Baa1” or higher by Moody’s and “BBB+” or higher by Standard & Poors, in each case with stable or positive outlook. In addition, in the event of a reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

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

As of December 31, 2018, the Company had approximately 37,000 employees worldwide. Approximately 2,400 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions representing Company employees and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all, all of which may have a material adverse effect on the business of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located in leased office space in Hoboken, New Jersey, Atlanta, Georgia and Norwalk, Connecticut. The Company owns or leases and operates 33 facilities in the U.S. and 37 facilities outside the U.S. that are primarily used for manufacturing. The Company also owns or leases and operates 66 facilities in the U.S. and 54 facilities outside the U.S. that are primarily used as regional distribution centers and warehouses.

At December 31, 2018, the Company and its subsidiaries lease or own facilities throughout the U.S., some of which have multiple buildings and warehouses encompassing approximately 31 million square feet. We lease or own international facilities encompassing approximately 14 million square feet primarily in Asia, Canada, Europe and Latin America.

Aside from the principal properties described above, the Company leases many offices worldwide for sales and administrative purposes. The Company leases approximately 545 Yankee Candle retail stores worldwide.

In general, our properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 8 of the Notes to Consolidated Financial Statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery and equipment. Also, see Footnote 13 of the Notes to Consolidated Financial Statements, Commitments, to our Consolidated Financial Statements, which discloses the Company’s operating lease commitments.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF JANUARY 1, 2019)

Name	Age	Present Position with the Company
Michael B. Polk	58	President and Chief Executive Officer
William A. Burke III	58	Executive Vice President, Chief Operating Officer
Christopher H. Peterson	52	Executive Vice President, Chief Financial Officer
Bradford R. Turner	46	Chief Legal and Administrative Officer and Corporate Secretary
Russell Torres	47	Group President

Michael B. Polk has been the President and Chief Executive Officer of the Company since May 2018. He served as Chief Executive Officer between April 2016 and May 2018 and served as President and Chief Executive Officer from July 2011 to April 2016. He joined the Company’s Board of Directors in November 2009. Prior to joining the Company, Mr. Polk was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent 16 years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific; President, Biscuits and Snacks Sector; and was a member of the Kraft Foods Management Committee. Mr. Polk also serves as a director of Colgate-Palmolive Company.

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

Christopher H. Peterson has been the Executive Vice President, Chief Financial Officer of Newell Brands since December 2018 and served as the Executive Vice President and Chief Operating Officer, Operations of Revlon, Inc. (a global beauty company) from April 2018 to August 2018. Prior to that, Mr. Peterson served as Revlon’s Chief Operating Officer, Operations & Chief Financial Officer from June 2017 until March 2018, and as Chief Operating Officer, Operations from April 2017 until June 2017. Prior to joining Revlon, Mr. Peterson held several senior management roles at Ralph Lauren Corporation (a designer, marketer and distributor of premium lifestyle products), including serving as President, Global Brands from April 2015 to May 2016, Executive Vice President, Chief Administrative Officer & Chief Financial Officer from November 2013 to March 2015 and Senior Vice President and Chief Financial Officer from September 2012 to November 2013. Previously, Mr. Peterson held several financial management positions at The Procter & Gamble Company (a global consumer products company) from 1992 to 2012.

Bradford R. Turner has been Chief Legal and Administrative Officer and Corporate Secretary since August 2017 and served as Chief Legal Officer and Corporate Secretary from April 2016 to August 2017. Prior to this role, he served as Senior Vice President, General Counsel and Corporate Secretary from March 2015 to March 2016. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel — Office Products from June 2007 to October 2011.

Russell Torres has been Group President since May 2018. Previously Mr. Torres served as Chief Transformation Officer since May 2016 where he was responsible for the company integration and cost reduction efforts and was responsible for the Waddington Group. Prior to joining the Company, Mr. Torres was a partner at Bain & Company where he led large scale consumer products transformations and merger integrations from June 2013 to April 2016. From June 2011 to June 2013, Mr. Torres was a senior executive at Mondelez International in its North American Business Unit.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (symbol: NWL). The Company transferred its listing from the New York Stock Exchange to the Nasdaq Global Select Market in December 2018. As of January 31, 2019, there were 10,320 stockholders of record.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2013 through December 31, 2018 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the DJ Consumer Goods Index, assuming a $100 investment made on December 31, 2013. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2018:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs Repurchase Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October	—	$		—	$3,092,359,000
November	22,183,554		21.93	22,174,200	$2,606,068,000
December	21,825,000		23.36	21,825,000	$2,096,216,000

Total	44,008,554		22.64	43,999,200

(1)

All shares purchased by the Company during the three months ended December 31, 2018, other than those pursuant to the Company’s share repurchase program (“SRP”), were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date. In November 2018, in addition to the shares purchased pursuant to the SRP, the Company purchased 9,353 shares (average price $20.18) in connection with the vesting of employee stock-based awards,

(2)

Under the Company’s SRP, the Company may repurchase shares of its common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing SRP. Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The average per share price for the shares purchased under the SRP for November and December 2018 were $21.93 and $23.36, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain consolidated financial data relating to the Company. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto. The selected financial data as of and for the years ended December 31, 2015 and 2014 were derived and updated to reflect discontinued operations from audited consolidated financial statements of the Company not included in this report.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2018 (1)	2017 (1)	2016 (1)	2015	2014
STATEMENTS OF OPERATIONS DATA (2) (3)
Net sales	$8,630.9	$9,552.0	$9,181.1	$4,993.8	$4,004.2
Gross profit	3,008.8	3,263.0	2,970.9	1,935.5	1,606.7
Operating income (loss)	(7,828.5)	385.5	298.1	337.8	208.1
Income (loss) before income taxes	(8,267.7)	592.4	18.8	74.4	66.5
Income (loss) from continuing operations	(6,789.6)	2,170.8	(38.3)	103.2	134.6
Income (loss) income from discontinued operations	(128.3)	578.0	566.1	246.8	243.2
Net income (loss)	$(6,917.9)	$2,748.8	$527.8	$350.0	$377.8
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(14.33)	$4.46	$(0.09)	$0.38	$0.49
Income (loss) from discontinued operations (3)	(0.27)	1.19	1.34	0.92	0.88

Net income (loss)	$(14.60)	$5.65	$1.25	$1.30	$1.37

Diluted:
Income (loss) from continuing operations	$(14.33)	$4.45	$(0.09)	$0.38	$0.49
Income (loss) from discontinued operations	(0.27)	1.18	1.34	0.91	0.87

Net income (loss)	$(14.60)	$5.63	$1.25	$1.29	$1.36

Dividends	$0.92	$0.88	$0.76	$0.76	$0.66
BALANCE SHEET DATA
Inventories, net	$1,583.1	$1,662.4	$1,389.9	$643.7	$544.2
Working capital (4)	4,418.8	5,818.0	3,192.5	506.4	404.8
Total assets	17,716.4	33,135.5	33,834.8	7,211.4	6,564.3
Short-term debt, including current portion of long-term debt	318.7	661.8	600.4	388.8	397.4
Long-term debt, net of current portion	6,696.3	9,889.2	11,286.9	2,621.0	2,084.5
Total stockholders’ equity	5,277.8	14,181.3	11,384.4	1,826.4	1,854.9
(1)

Supplemental data regarding 2018, 2017 and 2016 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the year ended December 31, 2018, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $8.3 billion in continuing operations and $1.5 billion in discontinued operations.

(2)

The results of Chesapeake Bay Candle, Sistema Plastics, Smith Mountain Industries, Jarden Corporation, Elmer’s Products, Inc., Baby Jogger Holdings, Inc., bubba brands. and Ignite Holdings, LLC are included from their dates of acquisition of September 2017, April 2017, January 2017, April 2016, October 2015, December 2014, October 2014 and September 2014, respectively.

(3)

The results of the Company’s winter sports business, tools business, Décor business and Rubbermaid® medical cart business were included in continuing operations up until their dates of disposition of July 2017, March 2017, June 2016 and August 2015, respectively. Also, at various dates during 2017, the Company sold a number of smaller businesses, including its Rubbermaid® consumer storage totes business, its Teutonia® stroller business, its Lehigh business, its Firebuilding business and its triathlon apparel business, the results of which, were included in continuing operations up until their respective dates of disposition. The results of the Company’s Jostens business, Pure Fishing business, Goody business, Team Sports business and Waddington business, were included in discontinued operations up until their dates of disposition of December 2018, December 2018, August 2018, June 2018 and June 2018, respectively.

(4)	Working capital is defined as current assets less current liabilities.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total
2018
Net sales	$1,811.5	$2,201.6	$2,277.2	$2,340.6	$8,630.9
Gross profit	$605.3	$774.8	$817.0	$811.7	$3,008.8
Income (loss) from continuing operations	$(54.7)	$(76.4)	$(6,795.3)	$136.8	$(6,789.6)
Income (loss) from discontinued operations	108.0	208.1	(515.7)	71.3	(128.3)

Net income (loss)	$53.3	$131.7	$(7,311.0)	$208.1	$(6,917.9)

Earnings per share (1):
Basic:
Income (loss) from continuing operations	$(0.11)	$(0.16)	$(14.43)	$0.30	$(14.33)
Income (loss) from discontinued operations	0.22	0.43	(1.09)	0.16	(0.27)

Net income (loss)	$0.11	$0.27	$(15.52)	$0.46	$(14.60)

Diluted:
Income (loss) from continuing operations	$(0.11)	$(0.16)	$(14.43)	$0.30	$(14.33)
Income (loss) from discontinued operations	0.22	0.43	(1.09)	0.16	(0.27)

Net income (loss)	$0.11	$0.27	$(15.52)	$0.46	$(14.60)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (4)	Total
2017
Net sales	$2,087.4	$2,508.8	$2,466.6	$2,489.2	$9,552.0
Gross profit	$707.8	$876.5	$864.9	$813.8	$3,263.0
Income from continuing operations	$545.0	$15.9	$111.1	$1,498.8	$2,170.8
Income from discontinued operations	93.5	207.1	123.3	154.1	578.0

Net income	$638.5	$223.0	$234.4	$1,652.9	$2,748.8

Earnings per share (1):
Basic:
Income from continuing operations	$1.13	$0.03	$0.23	$3.07	$4.46
Income from discontinued operations	0.19	0.43	0.25	0.32	1.19

Net income	$1.32	$0.46	$0.48	$3.39	$5.65

Diluted:
Income from continuing operations	$1.12	$0.03	$0.23	$3.07	$4.45
Income from discontinued operations	0.19	0.43	0.25	0.31	1.18

Net income	$1.31	$0.46	$0.48	$3.38	$5.63

(1)

Earnings per share calculations each quarter are based on weighted average number of shares outstanding each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

(2)

The results of operations for the third quarter of 2018 includes $8.1 billion non-cash charge for the impairment of goodwill and intangibles in continuing operations and $629 million non-cash charge for the impairment of goodwill and intangibles in discontinued operations (see Footnotes 4 and 9 of the Notes to the Consolidated Financial Statements).

(3)

The results of operations for the fourth quarter of 2018 includes a $156 million non-cash charge for the impairment of intangibles in continuing operations and $385 million non-cash charge for the impairment of goodwill and intangibles in discontinued operations. (See Footnotes 4 and 9 of the Notes to Consolidated Financial Statements).

(4)

As a result of the Tax Cuts and Jobs Act in the United States, during the fourth quarter of 2017, the Company recorded a deferred tax benefit of $1.5 billion due to statutory tax rate changes and an $87.2 million of tax benefit to reverse the Company’s APB 23 liability on historical Jarden earnings, partially offset by a $195 million tax expense relating to a mandatory repatriation tax.

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

Business Strategy

In 2018, Newell Brands announced its Accelerated Transformation Plan, which aims to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The Accelerated Transformation Plan is designed to significantly increase shareholder value through both strengthened operational and financial performance, while simultaneously deleveraging the balance sheet and returning capital to shareholders.

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including The Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa businesses, as well as non-core consumer businesses, including Rawlings, Jostens, Pure Fishing, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations at December 31, 2018. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) and various other subsidiaries as part of the Accelerated Transformation Plan. The Company expects to complete the remaining divestitures by the end of 2019.

The Company expects to incur costs and expenses in connection with the transformation of the portfolio of businesses as part of the Accelerated Transformation Plan.

Organizational Structure

In order to align reporting with the company’s Accelerated Transformation Plan, effective June 30, the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

Summary of Significant 2018 Activities

•

On June 11, 2018, the Company announced that its Board of Directors authorized an increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. During 2018, the Company repurchased approximately $1.5 billion of its shares of common stock (see “Capital Resources”).

•

During 2018, the Company completed the sale of its Goody business, Jostens, Pure Fishing, Team Sports business, as well as the Rawlings brand, and its Waddington business (collectively, the “Divestitures”).

•	During 2018, the Company repurchased approximately $2.6 billion aggregate principal amount of its senior notes (see “Capital Resources”).

•	The Company recorded non-cash impairment charges related to goodwill and indefinite lived intangibles of $8.3 billion in continuing operations and $1.5 billion in discontinued operations.

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

Divestitures

2018 Activity

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax loss of $128 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $599 million, which is included in the income (loss) from discontinued operations.

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $20.3 million, which is included in the income (loss) from discontinued operations.

On December 21, 2018, the Company sold Jostens to Platinum Equity for approximately $1.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax loss of $32.1 million, which is included in the income (loss) from discontinued operations.

On December 21, 2018, the Company sold Pure Fishing to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $372 million, which is included in the income (loss) from discontinued operations.

During 2018, the Company recorded an impairment charge primarily related to goodwill and intangible assets totaling $1.5 billion, respectively, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2017 Activity

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to working capital and transaction adjustments. For 2017, net sales from the Winter Sports business were not material. During 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business to their estimated fair market value.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its Firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. During 2017, the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the Firebuilding and Teutonia® stroller businesses to their estimated fair market value.

In March 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital and transaction adjustments. As a result, during 2017, the Company recorded a pretax gain of $771 million, which is included in other (income) expense, net. Net sales for the Tools business in 2017 were not material.

2016 Activity

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for 2016.

Subsequent Event

On February 25, 2019, the Company signed a definitive agreement to sell its Rexair business to investment funds affiliated with Rhône Group for $235 million, subject to customary working capital and transaction adjustments. The transaction is expected to close by the end of the second quarter 2019, subject to customary closing conditions, including regulatory approvals.

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

See Footnote 6 of the Notes to Consolidated Financial Statements for further information.

Impacts of Tariffs

The current U.S. presidential administration has implemented new U.S. tariffs that could impact the level of trade between the U.S and Canada, China, and the European Union in addition to global commerce in general. U.S. trading partners such as Canada, China and the European Union have responded by announcing retaliatory tariffs on some U.S. exports. Tariffs on imports into the U.S. and exports to Canada, China and the European Union will increase costs for the Company. The Company has been successful at negotiating an exception for most of the U.S. tariffs planned on baby gear, which represents a substantial portion of the Company’s tariff exposure. However, the U.S. government has announced its intention to increase some of the China tariffs from 10% to 25% if there is not a breakthrough in negotiations with the China government. The Company’s annualized gross tariff cost exposure from all these actions is estimated at approximately $105 million. The Company is working to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. In addition, if the U.S. presidential administration were to extend the tariffs to additional categories of goods made in China it could have a significant impact on the Company.

Results of Operations

Consolidated Operating Results 2018 vs. 2017

	Years Ended December 31,
(in millions)	2018	2017	Increase (Decrease)	% Change
Net sales	$8,630.9	$9,552.0	$(921.1)	(9.6)%
Cost of products sold	5,622.1	6,289.0	(666.9)	(10.6)

Gross profit	3,008.8	3,263.0	(254.2)	(7.8)
Selling general and administrative expenses (“SG&A”)	2,434.8	2,705.6	(270.8)	(10.0)
Restructuring costs, net	80.5	87.6	(7.1)	(8.1)
Impairment of goodwill, intangibles and other assets	8,322.0	84.3	8,237.7	NMF

Operating income (loss)	(7,828.5)	385.5	(8,214.0)	NMF
Interest expense, net	446.3	469.1	(22.8)	(4.9)
Loss on extinguishment of debt	4.1	32.3	(28.2)	(87.3)
Other (income) expense, net	(11.2)	(708.3)	697.1	(98.4)

Income (loss) before taxes	$(8,267.7)	$592.4	$(8,860.1)	NMF

NMF — Not meaningful

The decrease in net sales for 2018 was primarily due to the 2017 divestitures (approximately 3%), a decline in sales across all segments (approximately 5%) and the impact of the adoption of new revenue recognition standards (approximately 2%), partially offset by the impact of acquisitions (approximately 1%).

The decrease in cost of products sold for 2018 was primarily driven by the impact of the 2017 divestitures (approximately $187 million) and lower sales (approximately $340 million) and impact of the adoption of new revenue recognition standards (approximately $184 million), partially offset by the impact of acquisitions (approximately $58 million). Reported gross margin was 34.9% versus 34.2% as the benefit from pricing, product mix and cost savings was mostly offset by the impact of inflation related to cost of goods, freight and tariffs.

The decrease in SG&A for 2018 was primarily due the impact of the 2017 divestitures (approximately $78 million), a decrease in integration cost (approximately $133 million), as well as the benefits of cost savings.

The restructuring costs for 2018 and 2017 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During 2018, in connection with the Company’s annual impairment testing and subsequent triggering events, the Company recorded a non-cash charge of $8.3 billion to reflect impairment of goodwill and intangible assets. The impairment charge affected the Company’s reporting segments as follows (in millions):

	Year Ended December 31, 2018
	Goodwill	Intangibles
Food and Appliances	$1,766.9	$1,746.7
Home and Outdoor Living	1,985.0	2,434.1
Learning and Development	105.3	246.0

	$3,857.2	$4,426.8

See Footnote 9 of the Notes to Consolidated Financial Statements for further information regarding impairment charges

In addition to the impairment charges for goodwill and indefinite-lived intangible assets, during 2018, the Company recorded $38.0 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.

Consolidated operating income (loss) as a percentage of net sales for 2018 and 2017 was approximately (90.7)% and 4.0%, respectively. The change is primarily due to increased impairment charges and the negative impact of lower sales, partially offset by synergies and cost savings, lower integration and acquisition-related costs and decreased restructuring costs.

The decrease in interest expense for 2018 was primarily due to lower debt levels. The weighted average interest rate for 2018 and 2017 was approximately 4.2% and 4.0%, respectively.

See Footnote 14 of the Notes to Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results 2018 vs. 2017

	Net Sales				Operating Income (Loss)
	Years Ended December 31,				Years Ended December 31,
(in millions)	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Food and Appliances	$2,699.1	$2,921.1	$(222.0)	(7.6)%	$(3,290.0)	$311.1	$(3,601.1)	NMF %
Home and Outdoor Living	2,946.7	3,114.1	(167.4)	(5.4)	(4,237.7)	274.0	(4,511.7)	NMF
Learning and Development	2,981.6	3,269.1	(287.5)	(8.8)	237.9	540.4	(302.5)	(56.0)
Other	3.5	247.7	(244.2)	(98.6)	3.8	(89.5)	93.3	(104.2)
Corporate	—	—	—	—	(462.0)	(562.9)	100.9	17.9
Restructuring	—	—	—	—	(80.5)	(87.6)	7.1	(8.1)

	$8,630.9	$9,552.0	$(921.1)	(9.6)	$(7,828.5)	$385.5	$(8,214.0)	NMF

Food and Appliances

The decrease in net sales for 2018 was primarily due to the continuing competitive challenges in the U.S. appliance business and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in other categories.

Operating income (loss) as a percentage of net sales for 2018 and 2017 was approximately (122)% and 10.7%. The decrease was primarily driven by impairment charges, the negative impact of lower sales and cost of goods and freight inflation.

Home and Outdoor Living

The decrease in net sales for 2018 was primarily driven by decline in the Outdoor & Recreation and Home Fragrance businesses, primarily due to lost distribution in the certain product categories and continuing declines in the Home Fragrance retail channel, unfavorable weather conditions affecting the Coleman business; and the impact of the adoption of new revenue recognition standard, partially offset by improved sales in Connected Home & Security. Home Fragrance was burdened by continued sales declines at certain of the mall-based Yankee Candle retail stores. The Company intends to exit unprofitable mall-based retail stores as their leases expire.

Operating income (loss) as a percentage of net sales for 2018 and 2017 was approximately (144)% and 8.8%, respectively. The decrease was primarily driven by impairment charges.

Learning and Development

The decrease in net sales for 2018 was primarily due to a decline in the Writing business related to significant inventory contraction in the U.S. office superstore and distributive trade channels, sales declines in the baby gear category largely attributable to the bankruptcy and liquidation of a top global customer of the Baby division, partially offset by a revenue shift to other major retailers; and the impact of the adoption of new revenue recognition standards.

Operating income as a percentage of net sales for 2018 and 2017 was approximately 8.0% and 16.5%, respectively. The decrease was primarily driven by impairment charges, partially offset by a decrease in SG&A and productivity savings.

Other

The decrease in net sales for 2018 was due to impact of the 2017 divestitures.

The change in operating income (loss) for 2018 and 2017 was primarily due to impairment charges and other costs incurred during 2017, related to the 2017 divestitures and assets held for sale.

Consolidated Operating Results 2017 vs. 2016

	Years Ended December 31,
(in millions)	2017	2016	Increase (Decrease)	% Change
Net sales	$9,552.0	$9,181.1	$370.9	4.0%
Cost of products sold	6,289.0	6,210.2	78.8	1.3

Gross profit	3,263.0	2,970.9	292.1	9.8
Selling general and administrative expenses	2,705.6	2,610.6	95.0	3.6
Restructuring costs, net	87.6	62.2	25.4	40.8
Impairment of goodwill, intangibles and other assets	84.3	—	84.3	NMF

Operating income	385.5	298.1	87.4	29.3
Interest expense, net	469.1	404.2	64.9	16.1
Loss on extinguishment of debt	32.3	47.6	(15.3)	(32.1)
Other (income) expense, net	(708.3)	(172.5)	(535.8)	310.6

Income before taxes	$592.4	$18.8	$573.6	NMF

NMF — Not meaningful

The increase in net sales for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately 14%) and increased sales, partially offset by divestitures (approximately 12%). Foreign currency impacts on a period-over-period basis were not material.

The change in cost of products sold for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $910 million) and the impact of increased sales and unfavorable foreign currency (collectively approximately $90 million), partially offset by inventory step-up charges primarily related to the Jarden Acquisition recorded in 2016 (approximately $293 million) and the impact of divestitures (approximately $632 million). Gross margin was 34.2% versus 32.4% percent in 2016. The change was primarily due to the impact of the inventory step-up charge recorded in 2016 and the benefits of synergies and productivity, partially offset by the negative mix effects partially related to the Jarden Acquisition.

The change in SG&A for 2017 was primarily due to the Jarden Acquisition, as well as other acquisitions (approximately $305 million) and increased investment related to brand development, e-commerce and insights, partially offset by the impact of divestitures (approximately $230 million) and benefits of synergies and productivity. Additionally, the decrease in certain labor-related costs was mostly offset by an increase in integration costs.

The restructuring costs for 2017 were mostly comprised of costs related to the Jarden Integration and other restructuring activities, which primarily relate to the Jarden Acquisition. The majority of the restructuring costs for 2016 related to Project Renewal.

Consolidated operating income as a percentage of net sales for 2017 and 2016 was approximately 4.0% and 3.3%, respectively. The decrease in aforementioned inventory step-up charge related to the Jarden Acquisition, the impact of increased net sales and the benefits of synergies and productivity, as well as a reduction in bonus expense, were mostly offset by the negative mix effects related to the Jarden Acquisition, increased investment related to the expansion of brand development, e-commerce and insights, as well as costs associated with the delivery of synergies, the increase in the impairment of goodwill, intangibles and other assets and the acquisition-related increase in amortization of intangibles.

The increase in interest expense for 2017 was primarily due to higher average debt levels versus the same prior year period. The weighted average interest rate for 2017 and 2016 was approximately 4.0% and 3.7%, respectively.

As a result of the Tax Cuts and Jobs Act in the United States, during the fourth quarter of 2017, the Company recorded a deferred tax benefit of $1.5 billion due to statutory tax rate changes in the United States and an $87.2 million tax benefit to reverse the Company’s APB 23 liability on historical Jarden earnings, partially offset by a $195 million tax expense relating to a mandatory repatriation tax. See Footnote 17 of the Notes to Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results 2017 vs. 2016

	Sales				Operating Income
	Years Ended December 31,				Years Ended December 31,
(in millions)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Food and Appliances	$2,921.1	$2,453.3	$467.8	19.1%	$311.1	$191.8	$119.3	62.2%
Home and Outdoor Living	3,114.1	2,289.7	824.4	36.0	274.0	167.3	106.7	63.8
Learning and Development	3,269.1	3,100.6	168.5	5.4	540.4	606.4	(66.0)	(10.9)
Other	247.7	1,337.5	(1,089.8)	(81.5)	(89.5)	113.1	(202.6)	(179.1)
Corporate	—	—	—	—	(562.9)	(718.3)	155.4	(21.6)
Restructuring	—	—	—	—	(87.6)	(62.2)	(25.4)	(40.8)

	$9,552.0	$9,181.1	$370.9	4.0	$385.5	$298.1	$87.4	29.3

Food and Appliances

The increase in net sales for 2017 was primarily due to acquisitions (approximately 17%), partially offset primarily by sales declines in the Appliance and Cookware category.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 10.7% and 7.8%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $118 million) and a reduction in bonus expense, which more than offset the negative product mix impact of the Jarden Acquisition, and the acquisition-related increase in amortization of intangibles, as well as the impact of incremental promotional activity.

Home and Outdoor Living

The increase in net sales for 2017 was primarily due to the Jarden Acquisition (approximately 34%), with the balance of growth generated primarily by the Beverage, Coleman and Technical Apparel categories.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 8.8% and 7.3%, respectively. The increase was primarily driven by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $140 million), cost synergies, and a reduction in bonus expense.

Learning and Development

The increase in net sales for 2017 was primarily due to an increase in sales in the Writing business, in part due to increases in Elmer’s glue sales and strong growth in the baby gear category partially offset by decreases in other Writing categories due to inventory reductions at certain mass market retailers and a decline in the Fine Art category.

Operating income as a percentage of net sales for 2017 and 2016 was approximately 16.5% and 19.6%, respectively. The decrease was primarily driven by the unfavorable impact of product mix due to the growth of Elmer’s glue sales within the Writing business, increased advertising and promotion costs, and fire-related losses at a Writing warehouse in Mexico.

Other

The decrease in net sales for 2017 was primarily due to impact of divestitures.

Operating earnings (loss) as a percentage of net sales for 2017 and 2016 was approximately (36.1%) and 8.5%, respectively. The change was affected by an increase in the impairment of goodwill, intangibles and other assets (approximately $70 million), the impact of divestitures, and other costs that are primarily related to assets held for sale, partially offset by the impact of the 2016 inventory step-up charge related to the Jarden Acquisition (approximately $34 million).

Liquidity and Capital Resources

At December 31, 2018, the Company had cash and cash equivalents of $496 million, of which approximately $308 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility and receivables purchase agreement will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to repay debt maturities as they come due and to complete its ongoing restructuring initiatives.

Cash and cash equivalents changed as follows for 2018, 2017 and 2016 (in millions):

				Increase (Decrease)
Continuing Operations	2018	2017	2016	2018	2017
Cash provided by operating activities	$524.1	$834.4	$1,668.3	$(310.3)	$(833.9)
Cash provided by (used in) investing activities	(176.5)	1,216.1	(8,662.7)	(1,392.6)	9,878.8
Cash provided by (used in) financing activities	(5,453.8)	(2,194.4)	7,332.3	(3,259.4)	(9,526.7)

Discontinued Operations
Cash provided by operating activities	$155.9	$131.8	$172.1	$24.1	$(40.3)
Cash provided by (used in) investing activities	4,983.9	(137.6)	(162.1)	5,121.5	24.5
Cash used in financing activities	(0.7)	(1.4)	(3.8)	0.7	2.4
Total Company
Cash provided by operating activities	$680.0	$966.2	$1,840.4	$(286.2)	$(874.2)
Cash provided by (used in) investing activities	4,807.4	1,078.5	(8,824.8)	3,728.9	9,903.3
Cash provided by (used in) financing activities	(5,454.5)	(2,195.8)	7,328.5	(3,258.7)	(9,524.3)
Currency effect on cash and cash equivalents	(22.9)	49.3	(31.4)	(72.2)	80.7

Increase (decrease) in cash and cash equivalents	$10.0	$(101.8)	$312.7	$111.8	$(414.5)

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities from continuing operations is in part due to an increase in cash taxes paid (approximately $135 million) related to the gain on the sale of the Tools business, lower payables in 2018 and favorable working capital benefits in 2017 related to the divested businesses, partially offset by strong inventory management and other working capital initiatives and timing, as well as lower bonus and incentive payments.

The change in net cash provided by continuing operations for 2017 is in part due to operating cash flows that were unusually high in 2016 driven by substantial benefits that did not repeat related to the Jarden Acquisition, including the absence of seasonal cash outflows for the legacy Jarden businesses, prior to the transaction; an increase in cash interest paid (approximately $143 million); an increase in make-whole interest and fees related to the extinguishment of debt (approximately $34 million); an increase in integration-related costs (approximately $137 million), an increase in cash taxes paid (approximately $73 million) and unfavorable working capital movements primarily related to the timing of inventory purchases.

Cash Flows from Investing Activities

The change in cash provided by (used in) investing activities from continuing operations was primarily due to a decrease in the proceeds from the sale of businesses (approximately $2.1 billion), partially offset by a decrease in cash used for the acquisition of businesses (approximately $634 million). For 2018 and 2017, capital expenditures from continuing operations were $229 million and $266 million, respectively.

The change in cash provided by (used in) investing activities from continuing operations for 2017 was primarily due to a decrease in cash used for the acquisition of businesses, net of cash acquired (approximately $8 billion), primarily due to the Jarden Acquisition and a $1.9 billion increase in the proceeds from the sale of businesses. For 2017, capital expenditures from continuing operations were $266 million versus $292 million for 2016.

Cash Flows from Financing Activities

The change in net cash provided by (used in) financing activities from continuing operations was primarily due to the period-over-period decrease in borrowings on short-term debt (approximately $1.0 billion), an increase in shares repurchased (approximately $1.4 billion), and an increase in the payments on long-term debt (approximately $1.1 billion), partially offset by non-repeating payments to dissenting shareholders in 2017 (approximately $162 million).

The change in net cash provided by (used in) financing activities from continuing operations for 2017 was primarily due to the decrease in the proceeds from the issuance of long-term debt, primarily used to fund the Jarden Acquisition, in excess of payments on long-term debt (approximately $9.8 billion) an increase in cash dividends paid (approximately $100 million), an increase in the repurchase of shares of the Company (approximately $152 million) and cash paid to dissenting former Jarden shareholders (approximately $162 million), partially offset by the period-over-period increase in the net change in short-term debt (approximately $753 million).

Capital Resources

In September 2018, the Company redeemed the entire principal amount of its 2.15% senior notes due 2018 at a price approximating par value.

In October 2018, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.0 billion for any and all of its 2.875% senior notes due 2019 (the “2.875% Notes”) and up to a maximum aggregate principal amount of its 3.15% senior notes due 2021 (the “3.15% Notes”), 3.85% senior notes due 2023 and 4.20% senior notes due 2026.

In October 2018, pursuant to the Tender Offers, the Company repurchased approximately $249 million aggregate principal amount of its 2.875% Notes due 2019 and approximately $650 million aggregate principal amount of its 3.15% Notes due 2021 for total consideration, excluding accrued interest, of approximately $893 million.

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

In December, 2018, the Company commenced an additional cash tender (the “Second Tender Offer”) totaling approximately $1.6 billion for any and all of its 3.15% Notes due 2021 and up to a maximum aggregate principal amount of certain other of its senior notes. In December, 2018, pursuant to the Second Tender Offer, the Company repurchased approximately $252 million aggregate principal amount of its 3.15% Notes, approximately $1.1 billion aggregate principal amount of its 5.5% senior notes due 2046, approximately $209 million aggregate principal amount of its 3.9% senior notes due 2025 and approximately $80 million aggregate principal amount of its 5.375% senior notes due 2036, for total consideration, excluding accrued interest, of approximately $1.6 billion.

As a result of these debt extinguishments, the Company recorded a loss on the extinguishment of debt of $4.1 million, primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs, partially offset by prepayment gains.

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At December 31, 2018, there was no commercial paper outstanding, there were approximately $30 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $1.2 billion.

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At December 31, 2018, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At December 31, 2018, net availability under the Facility was approximately $761 million.

The Company was not in default of any of its debt covenants at December 31, 2018.

At December 31, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. At December 31, 2018, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During 2018, the Company repurchased approximately 63 million shares of its common stock valued at approximately $1.5 billion under the SRP. At December 31, 2018, approximately $2.1 billion remains available under the SRP.

On February 20, 2019, Fitch Ratings (Fitch) concluded its review of its rating of Newell Brands Inc. and has downgraded the Company’s Long-Term Issuer Default Rating to ‘BB+’ from ‘BBB-’ and Short-Term IDR to ‘B’ from ‘F3’. The Rating Outlook is Stable. This action reflected Fitch’s view that recent declines in business performance expectations and risks associated with completion of the Accelerated Transformation Plan could indicate execution issues and share losses.

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

Fair Value Hedges

At December 31, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2018, the Company had approximately $504 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2018, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of December 31, 2018 (in millions):

December 31, 2018
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$12.6
Fair value hedges:
Interest rate swaps	(11.5)
Derivatives not designated as effective hedges:
Foreign currency contracts	8.7
Commodity contracts	(0.9)

Total	$8.9

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2018, and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations is expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2018. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt (1)	$7,057.1	$269.4	$806.5	$2,301.9	$3,679.3
Interest on debt (2)	2,693.0	302.2	570.2	476.5	1,344.1
Operating lease obligations (3)	877.4	180.0	261.8	171.7	263.9
Purchase obligations (4)	392.3	303.9	76.9	11.4	0.1
Tax obligations (5)	118.1	10.5	20.5	29.5	57.6

Total (6)	$11,137.9	$1,066.0	$1,735.9	$2,991.0	$5,345.0

(1)

Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2018. For further information relating to these obligations, see Footnote 11 of the Notes to Consolidated Financial Statements.

(2)

Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2018, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2018. For further information, see Footnote 11 of the Notes to Consolidated Financial Statements.

(3)

Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2018. For further information relating to these obligations, see Footnote 13 of the Notes to Consolidated Financial Statements.

(4)

Primarily consists of purchase commitments with suppliers entered into as of December 31, 2018, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

(5)

Represents the future cash payments related to Tax Cuts and Jobs Act enacted in 2018, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information.

(6)

Total does not include contractual obligations reported on the December 31, 2018 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $463 million in unrecognized tax benefits as of December 31, 2018, is excluded from the preceding table. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information.

Additionally, the Company has obligations with respect to its pension and postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. See Footnote 14 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2018, the Company had $74.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2018, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Sales Recognition, Customer Programs and Variable Consideration

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied and are recognized at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, which is also when control is transferred. The Company’s primary performance obligation is the distribution and sales of its consumer and commercial products to its customers. Prior to the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. After the adoption of Topic 606, the Company recognizes revenue at the time of shipment for these transactions.

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

In addition, the Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers.

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

As a result of the adoption of Topic 606, certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses have been reclassified against net sales as they do not meet the specific criteria to qualify as a distinct good or service under the new guidance, primarily related to payments to customers for defective products under warranty.

For further information regarding revenue recognition see Footnotes 1 and 2 of the Notes to the Consolidated Financial Statements

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

Goodwill and Indefinite-Lived Intangibles

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily, trademarks and tradenames). The Company’s goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually as of July 1, or more frequently if facts and circumstances warrant.

The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. As a result of the Company’s Accelerated Transformation Plan that resulted in a number of businesses designated as held for sale, the Company is now comprised of seven reporting units, within its three primary operating segments as part of its continuing operations. The amount of goodwill attributable to continuing operations subject to its annual goodwill impairment testing as of July 1, 2018 was $6.8 billion. Additionally, the carrying value of the Company’s indefinite-lived intangible assets attributable to continuing operations was approximately $8.5 billion as of the July 1, 2018. In addition to annual testing, the Company had triggering events as of September 30, 2018 and December 31, 2018 that resulted in impairment charges being recorded.

During the current year, the Company used a quantitative approach to test goodwill and indefinite-lived intangibles and bypassed the qualitative approach. The quantitative approach in the goodwill impairment test involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, an impairment loss would be recognized (not to exceed the carrying amount of goodwill).

Goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, terminal values, discount rates and total enterprise value. The Company primarily uses discounted cash flow valuation methods based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate.

The indefinite-lived intangible asset impairment testing also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using the same method which was used for determining the initial fair value upon acquisition. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

The Company’s testing date is July 1; however, the Company concluded that a triggering event had occurred as of September 30, 2018, as a result of (1) the decline in the Company’s stock price during the third quarter such that the Company’s market capitalization was well below book value (net shareholders’ equity) and (2) updated cash flow projections for its businesses. As of September 30, 2018, the Company therefore applied higher risk adjusted discount rates to the projected cash flows of its reporting units which reduced the fair values of each of the Company’s reporting units, except the Writing division, below their carrying values. During the third quarter of 2018, the Company recorded goodwill impairment charges of $3.9 billion to reduce the carrying values of these reporting units to their fair values (see Footnote 9 to the Condensed Consolidated Financial Statements). In addition, as of December 31, 2018, the Company concluded that another triggering event had occurred for the Food, Appliances and Cookware, Connected Home and Security, Baby and Home Fragrance reporting units. At December 31, 2018, the Company updated the fair values of its reporting units based on a discounted cash flow methodology reflecting the latest projections which included, among other things, the pricing impacts of the recently announced tariffs on Chinese imports, other inflation, as well as projected benefits from the Company’s cost savings programs. Given the Company’s impairment charges in 2018, there is minimal difference between the estimated fair values and the carrying values of some of the Company’s reporting units increasing the likelihood of future impairment charges. As of December 31, 2018, the implied fair value of the Company’s reporting units exceeded their respective carrying value by more than 10%, other than the Connected Home and Security and Home Fragrance reporting units. The carrying values of these two reporting units comprise $0.2 billion of $3.0 billion of remaining goodwill, and approximate their fair values.

During the third quarter of 2018, the Company performed the quantitative impairment tests in its annual impairment testing for all its trade names using either the relief from royalty method or excess earnings method similar to their initial valuations. The discounted cash flows used to estimate fair values of the trade names employed under either of these methods reflected the higher risk adjusted discount rates that affected the respective reporting units. In addition, the Company updated its quantitative analysis as of December 31, 2018 as a result of the triggering event noted above. During 2018, the Company recorded impairment charges of $4.4 billion, of which $0.2 billion was recorded during the fourth quarter 2018, related to various trade names within its reporting units as follows:

Trade names within the Food and Appliances segment, primarily acquired in the Jarden acquisition, were impaired by $0.1 billion during the fourth quarter of 2018, and $1.7 billion during 2018, as their carrying values exceeded their fair values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of approximately $0.1 billion. The remaining carrying value of trade names within this segment is approximately $1.6 billion, with $0.7 billion of those trade names with fair values in excess of 10% of the carrying values.

Trade names within the Home and Outdoor Living segment, all acquired in the Jarden acquisition, were impaired by $0.1 billion during the fourth quarter of 2018, and $2.4 billion during 2018, as their carrying values exceeded their fair values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of approximately $0.2 billion. The remaining carrying value of trade names within this segment is approximately $1.9 billion, with $0.7 billion of those trade names with fair values in excess of 10% of the carrying values.

Trade names within the Learning and Development segment, primarily acquired in the Jarden acquisition, were impaired by $0.2 billion during 2018 as their carrying values exceeded their fair values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would not have resulted in an increase to the impairment charge. The remaining carrying value of trade names within this segment is approximately $0.6 billion, all with fair values in excess of 10% of the carrying values.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings, foreign exchange rates, labor inflation, and industry growth. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. Approximately $0.2 billion of goodwill and $2.1 billion of indefinite-lived intangible assets are recorded at their approximate fair value, which exceed their carrying values by less than 10%, and are highly susceptible to changes in estimates and assumptions. The Company will continue to monitor its reporting units and indefinite-lived intangible assets for any triggering events or other signs of impairment. The Company may be required to perform additional impairment tests based on changes in the economic environment, further sustained deterioration of the Company’s market capitalization, and other factors in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

Valuation of Assets held for Sale

As of December 31, 2018, the Company had five disposal groups classified as held for sale. Current assets held for sale, net of current liabilities held for sale were $2.9 billion at December 31, 2018. Upon designation as held for sale, the Company’s disposal groups are assessed for impairment by comparing the fair value of the disposal groups to their carrying values. The fair value of the disposal groups is estimated using a market multiple approach. For the year ended December 31, 2018, the Company recorded impairment charges of $697 million related to the Process Solutions disposal group, $131 million related to its Rexair disposal group, and $80 million related to its U.S. Playing Cards disposal group. The Company uses various assumptions to estimate fair value under the market multiple approach, including estimating the market multiples expected from the eventual sale of the disposal groups based on information obtained as a result of its marketing process.

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

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.

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

See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured as of December 31 for 2018 and 2017.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 20% to 40%; fixed income approximately 40% to 60%; and cash, alternative investments and other, approximately 10% to 30% as of December 31, 2018. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2018, the domestic plan assets were allocated as follows: Equities: approximately 16% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 84%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2018, 2017 and 2016, the actual return (loss) on plan assets for the Company’s U.S. pension plan assets was approximately ($71) million, $172 million and $71 million, respectively, versus an expected return on plan assets of approximately $68 million, $73 million and $69 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2019 are estimated to be approximately $24 million, which is consistent with the 2018 contributions.

The weighted average expected return on plan assets assumption for 2018 was approximately 5.1% for the Company’s pension plans. The weighted average discount rate at the 2018 measurement date used to measure the pension and postretirement benefit obligations was approximately 3.7% and 4.0%, respectively. A 25 basis points decrease in the discount rate at the 2018 measurement date would increase the pension plans’ projected benefit obligation by approximately $53 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2018 measurement date, the current weighted average healthcare cost trend rate assumption was approximately 6.7%. The current healthcare cost trend rate gradually decreases to an ultimate healthcare cost trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

See Footnote 14 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s pension and postretirement benefit plans.

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

Recent Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Footnote 1 — Description of Business and Significant Accounting Policies — Recent Accounting Pronouncements.”

International Operations

For 2018, 2017 and 2016, the Company’s non-U.S. businesses accounted for approximately 33%, 29% and 28% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements).

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the company will complete any or all of the potential transactions referenced in this Annual Report on Form 10-K. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	the Company’s ability to remediate the material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;

•	future events that could adversely affect the value of the Company’s assets and/or stock price and require additional impairment charges;

•	the Company’s ability to effectively accelerate its transformation plan and explore and execute its strategic options;

•	the Company’s ability to complete planned divestitures, and other unexpected costs or expenses associated with dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the impact of governmental investigations or other actions or other activities by third parties;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s services providers;

•	the impact of United States or foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights; and

•	significant increases in the funding obligations related to the Company’s pension plans.

The information contained in this Annual Report on Form 10-K is as of the date indicated. The Company assumes no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or future events or developments. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. As of December 31, 2018, approximately $527 million of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $6.5 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2018, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $5 million and decrease the fair values of debt by approximately $373 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, Chinese Renminbi, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2018, approximately 33% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro-approximately 8%; and Canadian dollar-approximately 5%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to not designing and maintaining effective controls over the accounting for impact of divestitures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2019

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

Year Ended December 31,	2018	2017	2016
Net sales	$8,630.9	$9,552.0	$9,181.1
Cost of products sold	5,622.1	6,289.0	6,210.2

Gross profit	3,008.8	3,263.0	2,970.9
Selling, general and administrative expenses	2,434.8	2,705.6	2,610.6
Restructuring costs, net	80.5	87.6	62.2
Impairment of goodwill, intangibles and other assets	8,322.0	84.3	—

Operating income (loss)	(7,828.5)	385.5	298.1
Non-operating expenses:
Interest expense, net	446.3	469.1	404.2
Loss on extinguishment of debt	4.1	32.3	47.6
Other expense (income), net	(11.2)	(708.3)	(172.5)

Income (loss) before income taxes	(8,267.7)	592.4	18.8
Income tax expense (benefit)	(1,478.1)	(1,578.4)	57.1

Income from continuing operations	(6,789.6)	2,170.8	(38.3)
Income (loss) from discontinued operations, net of tax	(128.3)	578.0	566.1

Net income (loss)	$(6,917.9)	$2,748.8	$527.8

Weighted average shares outstanding:
Basic	473.7	486.7	421.3
Diluted	473.7	488.0	421.3
Earnings per share:
Basic:
Income (loss) from continuing operations	$(14.33)	$4.46	$(0.09)
Income (loss) from discontinued operations	(0.27)	1.19	1.34

Net income (loss)	$(14.60)	$5.65	$1.25

Diluted:
Income (loss) from continuing operations	$(14.33)	$4.45	$(0.09)
Income (loss) from discontinued operations	(0.27)	1.18	1.34

Net income (loss)	$(14.60)	$5.63	$1.25

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in millions)

Year Ended December 31,	2018	2017	2016
Comprehensive income:
Net income (loss)	$(6,917.9)	$2,748.8	$527.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(173.8)	289.1	(196.2)
Unrecognized pension and postretirement costs	41.9	14.5	22.3
Derivative financial instruments	44.8	(21.9)	(37.1)

Total other comprehensive income (loss), net of tax	(87.1)	281.7	(211.0)

Comprehensive income (loss)	$(7,005.0)	$3,030.5	$316.8

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except par values)

December 31,	2018	2017
Assets:
Cash and cash equivalents	$495.7	$485.7
Accounts receivable, net	1,850.7	1,879.3
Inventories, net	1,583.1	1,662.4
Prepaid expenses and other	278.0	327.9
Current assets held for sale	3,541.3	6,370.4

Total current assets	7,748.8	10,725.7
Property, plant and equipment, net	925.6	972.4
Goodwill	2,970.2	6,873.0
Other intangible assets, net	5,579.6	10,199.6
Deferred income taxes	165.2	144.8
Other assets	327.0	377.8
Noncurrent assets held for sale	—	3,842.2

Total assets	$17,716.4	$33,135.5

Liabilities:
Accounts payable	$1,019.5	$1,226.8
Accrued compensation	159.1	85.9
Other accrued liabilities	1,182.3	1,271.9
Short-term debt and current portion of long-term debt	318.7	661.8
Current liabilities held for sale	650.4	1,661.3

Total current liabilities	3,330.0	4,907.7
Long-term debt	6,696.3	9,889.2
Deferred income taxes	1,041.8	2,552.7
Other noncurrent liabilities	1,370.5	1,362.1
Noncurrent liabilities held for sale	—	242.5

Total liabilities	12,438.6	18,954.2
Commitments and contingencies (Footnote 20)	—	—
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2018 and 2017)	—	—
Common stock (800 authorized shares, $1.00 par value 446.1 shares and 508.1 shares issued at December 31, 2018 and 2017, respectively)	446.1	508.1
Treasury stock, at cost (23.3 and 22.9 shares at December 31, 2018 and 2017, respectively):	(584.7)	(573.5)
Additional paid-in capital	8,781.1	10,362.0
Retained earnings (deficit)	(2,486.7)	4,611.2
Accumulated other comprehensive loss	(912.8)	(763.1)

Stockholders’ equity attributable to parent	5,243.0	14,144.7
Stockholders’ equity attributable to noncontrolling interests	34.8	36.6

Total stockholders’ equity	5,277.8	14,181.3

Total liabilities and stockholders’ equity	$17,716.4	$33,135.5

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Year Ended December 31,	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,917.9)	$2,748.8	$527.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433.9	635.6	437.2
Impairment of goodwill, intangibles and other assets	9,789.5	85.0	—
Net gain from sale of businesses	(832.9)	(713.0)	(161.1)
Loss on extinguishment of debt	(6.3)	(1.9)	47.6
Deferred income taxes	(1,597.9)	(1,781.8)	33.4
Stock-based compensation expense	75.7	70.9	63.9
Pension settlement charge (gain)	—	(2.4)	2.7
Other, net	4.2	11.0	44.7
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	161.7	288.7	(324.5)
Inventories	125.7	(350.4)	784.6
Accounts payable	(309.3)	211.0	282.0
Accrued liabilities and other	(246.4)	(235.3)	102.1

Net cash provided by operating activities	680.0	966.2	1,840.4

Cash flows from investing activities:
Proceeds from sale of divested businesses	5,133.3	2,106.9	227.2
Acquisitions and acquisition-related activity	—	(634.3)	(8,635.2)
Capital expenditures	(384.4)	(406.2)	(441.4)
Other investing activities	58.5	12.1	24.6

Net cash provided by (used in) investing activities	4,807.4	1,078.5	(8,824.8)

Cash flows from financing activities:
Net short-term debt	(903.5)	111.8	(641.4)
Loss on extinguishment of debt	(10.4)	(34.2)	—
Proceeds from issuance of debt, net of debt issuance costs	—	—	9,414.6
Payments on long-term debt	(2,579.9)	(1,512.2)	(1,100.0)
Repurchase and retirement of shares of common stock	(1,507.3)	(152.4)	—
Cash dividends	(434.6)	(428.6)	(328.6)
Payments to dissenting shareholders	—	(161.6)	—
Option proceeds net of repurchase of restricted shares for vesting	(18.8)	(18.6)	(16.1)

Net cash provided by (used in) financing activities	(5,454.5)	(2,195.8)	7,328.5

Exchange rate effect on cash and cash equivalents	(22.9)	49.3	(31.4)

Increase (decrease) in cash and cash equivalents	10.0	(101.8)	312.7
Cash and cash equivalents at beginning of period	485.7	587.5	274.8

Cash and cash equivalents at end of period	$495.7	$485.7	$587.5

Supplemental disclosures:
Net cash provided by discontinued operating activities	$155.9	$131.8	$172.1
Net cash provided by (used in) discontinued investing activities	4,983.9	(137.6)	(162.1)
Capital expenditures for discontinued operations	(155.4)	(140.0)	(149.3)
Common stock issued for Jarden Acquisition	—	—	9,480.3
Debt assumed, at fair value, in the Jarden Acquisition	—	—	1,198.7
Cash paid for income taxes, net of refunds	292.0	261.8	189.2
Cash paid for interest	457.6	459.4	316.0

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2015	$287.5	$(523.1)	$801.4	$2,090.9	$(833.8)	$1,822.9	$3.5	$1,826.4
Comprehensive income	—	—	—	527.8	(211.0)	316.8	—	316.8
Cash dividends on common stock	—	—	—	(328.6)	—	(328.6)	—	(328.6)
Stock-based compensation and other	3.4	(22.2)	76.4	(0.2)	—	57.4	32.1	89.5
Equity issued for acquisition	213.9	—	9,266.4	—	—	9,480.3	—	9,480.3

Balance at December 31, 2016	$504.8	$(545.3)	$10,144.2	$2,289.9	$(1,044.8)	$11,348.8	$35.6	$11,384.4
Comprehensive income	—	—	—	2,748.8	281.7	3,030.5	—	3,030.5
Cash dividends on common stock	—	—	—	(427.5)	—	(427.5)	—	(427.5)
Stock-based compensation and other	8.3	(28.2)	365.2	—	—	345.3	1.0	346.3
Common stock purchased and retired	(5.0)	—	(147.4)	—	—	(152.4)	—	(152.4)

Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3
Comprehensive income (loss)	—	—	—	(6,917.9)	(87.1)	(7,005.0)	—	(7,005.0)
Cash dividends on common stock	—	—	(210.7)	(224.8)	—	(435.5)	—	(435.5)
Stock-based compensation and other	1.3	(11.2)	73.8	—	—	63.9	(1.8)	62.1
Common stock purchased and retired	(63.3)	—	(1,444.0)	—	—	(1,507.3)	—	(1,507.3)
Reclassifications	—	—	—	44.8	(62.6)	(17.8)	—	(17.8)

Balance at December 31, 2018	$446.1	$(584.7)	$8,781.1	$(2,486.7)	$(912.8)	$5,243.0	$34.8	$5,277.8

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Footnote 1 — Description of Business and Significant Accounting Policies

Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert® and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play. The Company’s multi-product offering consists of well-known, name brand consumer and commercial products. Effective June 30, 2018, the Company changed its reporting structure and began reporting its financial results in the following business segments: Food and Appliances, Home and Outdoor Living, Learning and Development and Other (see Footnote 19 for additional information). All prior periods have been reclassified to conform to the current reporting structure.

Additionally, the Company has revised the classification of certain items, principally related to customer supply chain related payments, in its consolidated statement of operations for 2017. The impact on the Consolidated Statements of Operations for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and the year ended December 31, 2017, was a decrease to net sales and a corresponding decrease to cost of products sold of $1.8 million, $15.9 million, $12.9 million and $40.1 million, respectively. The impact on discontinued operations for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and the year ended December 31, 2017, was a decrease to net sales and a corresponding decrease to cost of products sold of $1.3 million, $1.6 million, $1.7 million and $7.3 million, respectively. The impact of this revision was not material to the Consolidated Statements of Operations for any period and there was no impact to the Company’s Consolidated Balance Sheet at December 31, 2017, or Consolidated Statements of Cash Flows and Statements of Stockholders’ Equity for any periods in the year ended December 31, 2017.

Discontinued Operations

During 2018, the Company implemented the Accelerated Transformation Plan, which was designed in part, to rationalize the organization and its portfolio of products. Pursuant to the Accelerated Transformation Plan, a number of the Company’s businesses were designated for disposal. At December 31, 2018, these businesses have been classified as discontinued operations as these businesses together represent a strategic shift that has a major effect on the Company’s operations and financial results (see Footnote 4). Prior periods have been reclassified to conform with the current presentation. As of December 31, 2018, the expected form of sale for certain businesses designated for disposal has changed since the Company’s original assumptions, which has resulted in the reclassification of certain items, primarily related to income taxes.

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

Other Items

The Company holds a 23.4% investment in Sprue Aegis (“Sprue”). During the year ended December 31, 2018, 2017 and 2016, the Company’s related party sales to Sprue were $8.4 million, $33.5 million and $23.2 million, respectively. On March 31, 2018, the Company terminated its distribution agreement with Sprue.

During the year ended December 31, 2018, 2017 and 2016, the income attributable to non-controlling interests was $1.6 million, $3.5 million and $1.9 million, respectively.

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

Sales Recognition, Customer Programs and Variable Consideration

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied and are recognized at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, which is also when control is transferred. The Company’s primary performance obligation is the distribution and sales of its consumer and commercial products to its customers. Prior to the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. Effective on January 1, 2018 under Topic 606, the Company recognizes revenue at the time of shipment for these transactions.

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

In addition, the Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis with the intent of increasing sales by all customers.

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

For further information regarding revenue recognition see Footnote 2.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 7 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 — 40 years) and machinery and equipment (3 — 15 years).

Goodwill and Other Indefinite-Lived Intangible Assets

The Company conducts its annual test for impairment of goodwill and indefinite-lived intangible assets as of July 1.

The Company evaluates goodwill for impairment annually at the reporting unit level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment will be present. The Company assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include projected financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, product and overhead costs and the working capital investment required.

The Company measures the amount of any goodwill impairment by comparing the fair value to the carrying value of the reporting unit. An impairment charge is recognized to the extent the carrying value of the reporting unit exceeds the fair value.

The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates and assumptions on excess earnings, where applicable, used in its evaluation of trade names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

See Footnote 9 for additional detail on goodwill and other intangible assets.

Valuation of Assets held for Sale

As of December 31, 2018, the Company had five disposal groups classified as held for sale. Current assets held for sale, net of current liabilities held for sale were $2.9 billion at December 31, 2018. Upon designation as held for sale, the Company’s disposal groups are assessed for impairment by comparing the fair value of the disposal groups to their carrying values. The fair value of the disposal groups is estimated using a market multiple approach. For the year ended December 31, 2018, the Company recorded impairment charges of $697 million related to the Process Solutions disposal group, $131 million related to its Rexair disposal group, and $80 million related to its U.S. Playing Cards disposal group, which were held for sale as of December 31, 2018. The Company uses various assumptions to estimate fair value under the market multiple approach, including estimating the market multiples expected from the eventual sale of the disposal groups based on information obtained as a result of its marketing process.

Other Long-Lived Assets

The Company tests its other long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $374 million, $447 million and $364 million in 2018, 2017 and 2016, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $135 million, $158 million and $147 million in 2018, 2017 and 2016, respectively.

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

Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2018, 2017 and 2016 were $8.3 million, $11.3 million and $3.1 million, respectively.

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

Stock-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three years for stock options and one to three years for restricted stock units and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience (see Footnote 16 for additional information).

Recent Accounting Pronouncements

Changes to U.S. Generally Accepted Accounting Principles (“GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for the Company on January 1, 2019 and, pursuant to the standard, the Company will adopt the new standard effective January 1, 2019 using the optional transition method and will not restate comparative periods. The Company is electing the package of practical expedients permitted under the transition guidance, as well as choosing to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The Company is in the process of determining the impact of the adoption of ASU 2016-02 on the Company’s Consolidated Financial Statements, but this standard will have a material impact on the Consolidated Balance Sheets. See Note 13 for a summary of the Company’s undiscounted minimum rental commitments under operating leases as of December 31, 2018.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact that adoption of ASU 2018-15 will have on the consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Adoption of New Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The Company adopted ASU 2014-09 and all the related amendments (“Topic 606”) on January 1, 2018, using the modified retrospective transition method and applied this approach to contracts not completed as of that date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not result in a material adjustment to the opening balance of retained earnings. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis.

The cumulative effect of the changes made to the Consolidated Balance Sheet at January 1, 2018 from the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
Accounts receivable, net	$1,879.3	$100.3	$1,979.6
Prepaid expenses and other	327.9	14.6	342.5
Current assets held for sale	6,370.4	21.3	6,391.7
Noncurrent assets held for sale	3,842.2	33.8	3,876.0
Other accrued liabilities	1,271.9	114.9	1,386.8
Current liabilities held for sale	1,661.3	21.3	1,682.6
Noncurrent liabilities held for sale	242.5	33.8	276.3
Retained earnings	4,611.2	—	4,611.2

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

The impact of adoption of Topic 606 on the Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the period indicated was as follows (in millions):

	December 31, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Accounts receivable, net	$1,850.7	$(109.2)	$1,741.5
Inventory, net	1,583.1	0.3	1,583.4
Prepaid expenses and other	278.0	(14.7)	263.3
Current assets held for sale	3,541.3	(36.7)	3,504.6
Other accrued liabilities	1,182.3	(123.1)	1,059.2
Current liabilities held for sale	650.4	(36.7)	613.7
Retained deficit	(2,486.7)	(0.5)	(2,487.2)

	Year Ended December 31, 2018
	As Reported	Excluding Adjustments due to Topic 606	As Adjusted
Net sales	$8,630.9	$192.0	$8,822.9
Cost of products sold	5,622.1	184.3	5,806.4
Selling, general and administrative expenses	2,434.8	8.4	2,443.2
Operating loss	(7,828.5)	(0.7)	(7,829.2)
Income tax benefit	(1,478.1)	(0.2)	(1,478.3)
Loss from continuing operations	(6,789.6)	(0.5)	(6,790.1)
Loss from discontinued operations, net of tax	(128.3)	—	(128.3)
Net loss	(6,917.9)	(0.5)	(6,918.4)

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including debt prepayment and debt extinguishment costs. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and the Company retrospectively adopted ASU 2016-15 effective January 1, 2018. As a result of the adoption ASU 2016-15, the Company reclassified $34.2 million of certain debt extinguishment payments, which had the effect of increasing the Company’s cash provided by operating activities and increasing net cash used in financing activities by $34.2 million for 2017.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 required disclosure of the nature and amounts of restricted cash. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. The Company retrospectively adopted ASU 2016-18 effective January 1, 2018 and the impact was not material to the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 changes how employers that sponsor defined benefit pension plans and other postretirement plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires that the service cost component of net periodic benefit cost be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 also allows only the service cost component to be eligible for capitalization, when applicable. This guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-07 is to be applied retrospectively for the income statement presentation requirements and prospectively for the capitalization requirements of the service cost component. The Company adopted this guidance in the first quarter of 2018 and retrospectively reclassified the other components of net periodic pension cost and net periodic postretirement benefit cost using the practical expedient permitted under the guidance. As a result, $11.9 million and $8.4 million, respectively of income was reclassified from selling, general and administrative expenses (“SG&A”) to other expense (income), net, for 2017 and 2016 (see Footnote 14).

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (“AOCI”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of the accounting policy for releasing income tax effects from AOCI and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this guidance in the second quarter of 2018 and reclassified the stranded income tax effects from the Tax Cuts and Jobs Act from AOCI of $62.6 million to retained earnings (see Footnote 5).

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Footnote 2 — Revenue Recognition

Net sales include sales of consumer and commercial products across the Company’s four segments: Food and Appliances, Home and Outdoor Living, Learning and Development and Other. In accordance with Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied, which generally occurs either on shipment or on delivery based on contractual terms. Timing of revenue recognition for the majority of the Company’s sales remains consistent between the new and old revenue standard. However, previously under Topic 605, the Company deferred recognition of revenue for limited FOB shipping point transactions where it had a practice of providing the buyer with replacement goods at no additional cost if there was loss or damage while the goods were in transit. Under Topic 606, the Company recognizes revenue at the time of shipment for these transactions. This change did not have a material impact on the Company’s Consolidated Financial Statements upon adoption on January 1, 2018.

The Company measures revenue as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

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

The following table disaggregates revenue by major product grouping source and geography for the year ended December, 31 (in millions):

	2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$1,813.1	$—	—	$—	$1,813.1
Food	886.0	—	—	—	886.0
Connected Home and Security	—	376.5	—	—	376.5
Home Fragrance	—	1,054.5	—	—	1,054.5
Outdoor and Recreation	—	1,515.7	—	—	1,515.7
Baby and Parenting	—	—	1,132.7	—	1,132.7
Writing	—	—	1,848.9	—	1,848.9
Other	—	—	—	3.5	3.5

Total	$2,699.1	$2,946.7	2,981.6	$3.5	$8,630.9

North America	$1,942.2	$2,174.7	$2,082.4	$3.1	$6,202.4
International	756.9	772.0	899.2	0.4	2,428.5

Total	$2,699.1	$2,946.7	2,981.6	$3.5	$8,630.9

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

During the 2018, the Company wrote-off $35.7 million, primarily related to one of its former top 10 customers in the Baby and Parenting division within the Learning and Development segment, who filed for liquidation of its bankrupt operations 2018.

At December 31, 2018 and 2017, accounts receivables are net of allowances of $21.7 million and $28.5 million, respectively.

Footnote 3 — Acquisitions and Mergers

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

2016 Activity

On April 15, 2016, the Company acquired Jarden for total consideration of $18.7 billion including cash paid, shares issued and debt assumed, net of cash acquired (“the Jarden Acquisition”). The total consideration paid or payable for shares of Jarden common stock was approximately $15.3 billion, including $5.4 billion of cash and $9.9 billion of the Company’s common stock. The Jarden Acquisition was accounted for using the purchase method of accounting, and accordingly, Jarden’s results of operations are included in the Company’s results of operations since the acquisition date. Jarden was a leading, global consumer products company with leading brands such as Yankee Candle®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Coleman®, First Alert®, Marmot® and many others.

At December 31, 2018, the Company has accrued approximately $171 million of unpaid consideration related to approximately 2.5 million shares of the Company’s common stock that have not been issued and approximately $61 million of cash that has not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the acquisition of Jarden, payable in cash (see Footnote 20).

Other Items

The goodwill associated with the acquisitions is primarily attributable to synergies expected to arise after the acquisitions. At December 31, 2018, approximately $255 million of the goodwill is expected to be deductible for income tax purposes.

Footnote 4 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including The Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa businesses, as well as non-core consumer businesses, including Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations at December 31, 2018. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company expects to complete the remaining divestitures by the end of 2019.

The following table provides a summary of amounts included in discontinued operations for the years ended December 31, (in millions):

	2018	2017	2016
Net sales (1)	$4,402.2	$5,142.8	$4,055.2
Cost of products sold (1)	2,812.5	3,316.5	2,627.3
Selling, general and administrative expenses	836.8	971.6	621.3
Restructuring costs, net	9.5	24.3	12.7
Impairment of goodwill, intangibles and other assets	1,467.5	0.7	—

Operating income (loss)	(724.1)	829.7	793.9
Non-operating expense (income) (2)	(831.9)	(6.9)	(1.1)

Income before income taxes	107.8	836.6	795.0
Income tax expense	236.1	258.6	228.9

Net income (loss)	$(128.3)	$578.0	$566.1

(1)

2018 includes a reclassification from cost of products sold to net sales of $51.3 million related to the adoption of Topic 606. See Footnotes 1 and 2 for additional information regarding the Company’s adoption of Topic 606.

(2)	2018 includes a gain on sale of discontinued operations of $832 million.

Held for Sale

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheets as of December 31, (in millions):

	2018	2017
Accounts receivable, net	$411.7	$794.7
Inventories, net	338.7	836.4
Prepaid expenses and other	40.4	87.6
Property, plant and equipment, net (1) (2)	515.9	291.9
Goodwill (1)	954.4	1,966.3
Other intangible assets, net (1)	1,270.8	2,364.1
Other assets (1)	9.4	29.4

Current assets held for sale	$3,541.3	$6,370.4

Property, plant and equipment, net	$—	$447.2
Goodwill	—	1,720.8
Other intangible assets, net	—	1,672.3
Other assets (1)	—	1.9

Noncurrent assets held for sale	$—	$3,842.2

Accounts payable	$256.7	$534.8
Accrued compensation	57.0	101.6
Other accrued liabilities	152.9	434.0
Deferred income taxes (1)	170.3	526.0
Other liabilities (1)	13.5	64.9

Current liabilities held for sale	$650.4	$1,661.3

Deferred income taxes (1)	$—	$228.3
Other liabilities (1)	—	14.2

Noncurrent liabilities held for sale	$—	$242.5

(1)	Classification as current or long-term based on management’s best estimate as to the timing of the disposal of the underlying asset or liability as of the respective dates indicated.
(2)	Balance at December 31, 2017, includes a $4.0 million building held for sale that is not included in discontinued operations. This building was sold during 2018.

Divestitures

2018 Activity

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax loss of $128 million, which is included in the income (loss) from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $599 million, which is included in the income (loss) from discontinued operations.

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $20.3 million, which is included in the income (loss) from discontinued operations.

On December 21, 2018, the Company sold Jostens to Platinum Equity for approximately $1.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax loss of $32.1 million, which is included in the income (loss) from discontinued operations.

On December 21, 2018, the Company sold Pure Fishing to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and transaction adjustments. As a result, during 2018, the Company recorded a pretax gain of $372 million, which is included in the income (loss) from discontinued operations.

During 2018, the Company recorded an impairment charge primarily related to goodwill and indefinite-lived intangible assets totaling $1.5 billion, respectively, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2017 Activity

On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to customary working capital and transaction adjustments. For 2017, net sales from the Winter Sports business were not material. During 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business to their estimated fair market value.

During 2017, the Company sold its Rubbermaid® consumer storage totes business, its stroller business under the Teutonia® brand, its Lehigh business, its Firebuilding business and its triathlon apparel business under the Zoot® and Squadra® brands. The selling prices for these businesses were not significant. During 2017, the Company recorded impairment charges of $15.3 million related to the write down of the carrying value of the net assets of the Frebuilding and Teutonia® stroller businesses to their estimated fair market value.

In March 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital and transaction adjustments. As a result, during 2017, the Company recorded a pretax gain of $768 million, which is included in other (income) expense, net. Net sales for the Tools business in 2017 were not material.

2016 Activity

In June 2016, the Company sold its Décor business, including Levolor® and Kirsch® window coverings and drapery hardware, for consideration, net of fees of approximately $224 million, resulting in a pretax gain of $160 million, which is included in other (income) expense, net for 2016.

Subsequent Event

On February 25, 2019, the Company signed a definitive agreement to sell its Rexair business to investment funds affiliated with Rhône Group for $235 million, subject to customary working capital and transaction adjustments. The transaction is expected to close by the end of the second quarter 2019, subject to customary closing conditions, including regulatory approvals.

Footnote 5 — Stockholders’ Equity

The following tables display the components of accumulated other comprehensive income (loss) (“AOCI”) as of and for the years ended December 31, 2018 and 2017 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCI
Balance at December 31, 2016	$(607.9)	$(400.0)	$(36.9)	$(1,044.8)
Other comprehensive (loss) income before reclassifications	201.7	6.6	(27.8)	180.5
Amounts reclassified to earnings	87.4	7.9	5.9	101.2

Net current period other comprehensive income (loss)	289.1	14.5	(21.9)	281.7

Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)
Other comprehensive (loss) income before reclassifications	(203.0)	29.1	14.6	(159.3)
Amounts reclassified to earnings	29.2	12.8	30.2	72.2

Net current period other comprehensive income (loss)	(173.8)	41.9	44.8	(87.1)
Reclassification to retained earnings (1)	—	(54.5)	(8.1)	(62.6)

Balance at December 31, 2018	$(492.6)	$(398.1)	$(22.1)	$(912.8)

(1)	Reclassification is due to the adoption of ASU 2018-02 (see Footnote 1).

For 2018, 2017 and 2016 reclassifications from AOCI to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $16.3 million, $14.6 million and $16.5 million, respectively, and primarily represent the amortization of net actuarial losses and plan settlements (see Footnote 14). These costs are recorded in selling, general and administrative expenses and cost of sales. For 2018, 2017 and 2016, reclassifications from AOCI to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax loss of $42.7 million, $8.3 million and $12.0 million, respectively (see Footnote 12). The amounts reclassified to earnings from the cumulative translation adjustment are due to divestitures (see Footnote 4).

The income tax provision (benefit) allocated to the components of OCI for the years ended December 31, are as follows (in millions):

	2018	2017	2016
Foreign currency translation adjustments	$3.7	$0.5	$—
Unrecognized pension and postretirement costs	11.3	12.3	19.6
Derivative hedging (loss) gain	18.6	(8.7)	(20.7)

Income tax provision (benefit) related to OCI	$33.6	$4.1	$(1.1)

Footnote 6 — Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

As part of acquisition of Jarden in 2016, the Company initiated a comprehensive strategic assessment of the business and launched a new corporate strategy that focuses the portfolio, prioritizes investment in the categories with the greatest potential for growth, and extends the Company’s advantaged capabilities in insights, product design, innovation, and e-commerce to the broadened portfolio.

Accelerated Transformation Plan

The Company began restructuring and other actions in 2016 to integrate the legacy Newell Rubbermaid and Jarden businesses (the “Jarden Integration”). Initially, integration projects were primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. Subsequently, the Company announced its Accelerated Transformation Plan during the first quarter of 2018 to divest the Company’s industrial and commercial product assets and non-core consumer businesses. The Accelerated Transformation Plan continues some of the Jarden Integration projects for the continuing operations and focuses on the realignment of the Company’s management structure and overall cost structure as a result of the completed and planned divestitures. Restructuring costs associated with integration projects and the transformation plan include employee-related costs, including severance, retirement and other termination benefits, and contract termination and other costs. In addition, other costs associated with the Jarden Integration include advisory and personnel costs for managing and implementing integration projects.

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

Restructuring Costs

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the years ended December 31, are as follows (in millions):

	2018	2017	2016
Food and Appliances	$6.8	$8.6	$13.7
Home and Outdoor Living	30.5	9.3	5.9
Learning and Development	7.9	10.9	13.9
Other	—	3.2	7.8
Corporate	35.3	55.6	20.9

	$80.5	$87.6	$62.2

Restructuring costs incurred during 2018 and 2017, are primarily related to the Accelerated Transformation Plan and Jarden Integration. Restructuring costs incurred during 2016 are primarily related to Project Renewal.

Accrued restructuring costs activity for 2018 and 2017 are as follows (in millions):

	Balance at December 31, 2017	Restructuring Costs, Net	Payments	Foreign Currency and Other (1)	Balance at December 31, 2018
Employee severance, termination benefits and relocation costs	$47.2	$45.1	$(47.2)	$(24.5)	$20.6
Exited contractual commitments and other	32.1	35.4	(22.3)	1.4	46.6

	$79.3	$80.5	$(69.5)	$(23.1)	$67.2

	Balance at December 31, 2016	Restructuring Costs, Net	Payments	Foreign Currency and Other (1)	Balance at December 31, 2017
Employee severance, termination benefits and relocation costs	$46.5	$64.9	$(51.3)	$(12.9)	$47.2
Exited contractual commitments and other	18.1	22.7	(9.7)	1.0	32.1

	$64.6	$87.6	$(61.0)	$(11.9)	$79.3

(1)	Includes non-cash restructuring charges of $22.2 million and $10.3 million for 2018 and 2017, respectively.

Footnote 7 — Inventories, Net

The components of net inventories were as follows as of December 31, (in millions):

	2018	2017
Raw materials and supplies	$215.5	$208.9
Work-in-process	130.7	147.9
Finished products	1,236.9	1,305.6

	$1,583.1	$1,662.4

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 18.2% and 20.5% of gross inventory costs at December 31, 2018 and 2017, respectively, were determined by the last-in, first-out (“LIFO”) method; for the balance, cost was determined using the first-in, first-out (“FIFO”) method. As of December 31, 2018 and 2017, LIFO reserves were an asset $11.1 million and $4.4 million, respectively. The pretax income (expense) from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2018, 2017 and 2016 was ($0.9) million, $1.5 million and ($0.2) million, respectively.

Footnote 8 — Property, Plant & Equipment, Net

Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2018	2017
Land	$69.9	$72.4
Buildings and improvements	479.1	491.4
Machinery and equipment	1,575.1	1,523.0

	2,124.1	2,086.8
Less: Accumulated depreciation	(1,198.5)	(1,114.4)

	$925.6	$972.4

Depreciation expense for continuing operations was $169 million, $158 million and $122 million in 2018, 2017 and 2016, respectively. Depreciation expense for discontinued operations was $33.2 million, $126 million and $92.4 million in 2018, 2017 and 2016, respectively, prior to the businesses meeting held for sale criteria.

During 2018, the Company recorded $38.0 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.

Footnote 9 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2018 and 2017 (in millions):

					December 31, 2018
Segment	Net Book Value at December 31, 2017	Other Adjustments	Impairment Charges (1)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$1,990.0	$—	$(1,766.9)	$(11.9)	$2,097.4	$(1,886.2)	$211.2
Home and Outdoor Living	2,148.0	—	(1,985.0)	0.8	2,148.8	(1,985.0)	163.8
Learning and Development	2,735.0	—	(105.3)	(34.5)	3,441.2	(846.0)	2,595.2

	$6,873.0	$—	$(3,857.2)	$(45.6)	$7,687.4	$(4,717.2)	$2,970.2

					December 31, 2017
Segment	Net Book Value at December 31, 2016	Other Adjustments (2)	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$1,791.8	$189.1	$—	$9.1	$2,109.3	$(119.3)	$1,990.0
Home and Outdoor Living	2,074.3	62.8	—	10.9	2,148.0	—	2,148.0
Learning and Development	2,654.6	7.4	—	73.0	3,475.7	(740.7)	2,735.0

	$6,520.7	$259.3	$—	$93.0	$7,733.0	$(860.0)	$6,873.0

(1)

In the Food and Appliances segment, the impairment charges of $1.3 billion and $420 million were recorded within the Food and Appliances and Cookware reporting units, respectively. In the Home and Outdoor Living segment, the impairment charges of $875 million, $787 million and $323 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge was attributable to the Baby reporting unit.

(2)

Comprised primarily of adjustments primarily related to the acquisitions of Sistema in Food and Appliances, Smith Mountain and Chesapeake Bay Candle in Home and Outdoors in 2017 and the Jarden Acquisition, whose purchase price allocation was finalized during the second quarter of 2017 (see Footnote 2).

The Company concluded that a triggering event had occurred during the third quarter of 2018 for all of its reporting units as a result of (1) the decline in the Company’s stock price during the third quarter such that the Company’s market capitalization was well below book value (net shareholders’ equity) and (2) updated cash flow projections for its businesses. During the fourth quarter of 2018, the Company concluded that another triggering event had occurred for the Food and Appliances, Connected Home and Security, Baby and Home Fragrance reporting units. In 2018, the Company recorded goodwill impairment charges of $3.9 billion to reduce the carrying values of these reporting units to their fair values.

Other intangible asset impairment charges were allocated to the Company’s reporting segments as follows (in millions):

Year Ended December 31, 2018
Impairment of intangibles (1)
Food and Appliances	$1,746.7
Home and Outdoor Living	2,434.1
Learning and Development	246.0

Total	$4,426.8

(1)

In the Food and Appliances segment, impairment charges of $1.3 billion and $455 million were recorded within the Appliances and Cookware and Food reporting units, respectively. In the Home and Outdoor Living segment, impairment charges of $1.7 billion, $630 million and $75 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge recorded was attributable to the Baby reporting unit.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method as of December 31, (in millions):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$4,093.0	$—	$4,093.0	$8,563.6	$—	$8,563.6	N/A
Trade names — other	170.5	(36.5)	134.0	190.7	(35.7)	155.0	2-15
Capitalized software	520.0	(348.1)	171.9	485.8	(302.9)	182.9	3–12
Patents and intellectual property	136.4	(79.2)	57.2	152.0	(81.4)	70.6	3–14
Customer relationships and distributor channels	1,269.7	(180.9)	1,088.8	1,324.7	(159.6)	1,165.1	3–30
Other	109.0	(74.3)	34.7	112.8	(50.4)	62.4	3–5

	$6,298.6	$(719.0)	$5,579.6	$10,829.6	$(630.0)	$10,199.6

Amortization expense for intangible assets for continuing operations was $187 million, $195 million and $123 million in 2018, 2017 and 2016, respectively. Amortization expense for intangible assets for discontinued operations was $44.6 million, $156 million and $99.8 million in 2018, 2017 and 2016, respectively, prior to the businesses meeting held for sale criteria. Amortization expense for 2017 includes a measurement period expense adjustment of $13.6 million, of which $16.4 million is related to continuing operations, related to the valuation of non-compete agreements within other intangible assets.

As of December 31, 2018, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years Ending December 31,	Amount
2019	$178.1
2020	148.0
2021	122.3
2022	87.5
2023	68.7
Thereafter	882.0

Footnote 10 — Other Accrued Liabilities

Other accrued liabilities included the following as of December 31, (in millions):

	2018	2017
Customer accruals	$535.8	$356.5
Accruals for manufacturing, marketing and freight expenses	34.3	35.1
Accrued self-insurance liabilities, contingencies and warranty	123.3	220.5
Derivative liabilities	4.9	27.3
Accrued income taxes	166.9	220.9
Accrued interest expense	72.9	100.1
Other	244.2	311.5

	$1,182.3	$1,271.9

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

Footnote 11 — Debt

The following is a summary of outstanding debt as of December 31, (in millions):

	2018	2017
2.15% senior notes due 2018	$—	$299.5
2.60% senior notes due 2019	267.3	266.7
2.875% senior notes due 2019	—	348.6
4.70% senior notes due 2020	304.6	304.3
3.15% senior notes due 2021	97.5	993.6
3.75% senior notes due 2021	353.2	373.2
4.00% senior notes due 2022	249.0	248.8
3.85% senior notes due 2023	1,740.8	1,738.8
5.00% senior notes due 2023	310.0	312.1
4.00% senior notes due 2024	496.4	495.8
3.90% senior notes due 2025	90.3	297.2
4.20% senior notes due 2026	1,984.5	1,982.7
5.375% senior notes due 2036	415.8	495.0
5.50% senior notes due 2046	657.2	1,726.0
Term loan	—	299.8
Commercial paper	—	—
Receivables facilities	—	298.3
Other debt	48.4	70.6

Total debt	7,015.0	10,551.0
Short-term debt and current portion of long-term debt	(318.7)	(661.8)

Long-term debt	$6,696.3	$9,889.2

Senior Notes

In September 2018, the Company redeemed the entire principal amount of its 2.15% senior notes due 2018 at a price approximating par value.

In October 2018, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $1.0 billion for any and all of its 2.875% senior notes due 2019 (the “2.875% Notes”) and up to a maximum aggregate principal amount of its 3.15% senior notes due 2021 (the “3.15% Notes”), 3.85% senior notes due 2023 and 4.20% senior notes due 2026.

In October 2018, pursuant to the Tender Offers, the Company repurchased approximately $249 million aggregate principal amount of its 2.875% Notes and approximately $650 million aggregate principal amount of its 3.15% Notes for total consideration, excluding accrued interest, of approximately $893 million.

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

In December, 2018, the Company commenced an additional cash tender offers (the “Second Tender Offer”) totaling approximately $1.6 billion for any and all of its 3.15% Notes and up to a maximum aggregate principal amount of certain other of its senior notes. In December, 2018, pursuant to the Second Tender Offer, the Company repurchased approximately $252 million aggregate principal amount of its 3.15% Notes, approximately $1.1 billion aggregate principal amount of its 5.5% Notes due 2046, approximately $209 million aggregate principal amount of its 3.9% Notes due 2025 and approximately $80 million aggregate principal amount of its 5.375% Notes due 2036, for total consideration, excluding accrued interest, of approximately $1.6 billion.

As a result of the aforementioned debt extinguishments, the Company recorded a loss on the extinguishment of debt of $4.1 million, primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs, partially offset by prepayment gains.

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

Revolving Credit Facility and Commercial Paper

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility.

Receivables Facility

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 and bears interest at a margin over a variable interest rate (the “Securitization Facility”). At December 31, 2018, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2018 and thereafter are as follows (in millions):

2019	2020	2021	2022	2023	Thereafter	Total
$269.4	$362.4	$444.1	$251.6	$2,050.3	$3,679.3	$7,057.1

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

At December 31, 2018 and 2017, unamortized deferred debt issue costs were $43.7 and $68.9. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows as of December 31, (in millions):

	2018		2017
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,911.2	$6,966.6	$10,688.5	$9,882.3

The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At December 31, 2018, $3.6 million of deferred losses have been recorded in AOCI. See Footnote 12 for disclosures regarding the Company’s derivative financial instruments.

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

Fair Value Hedges

At December 31, 2018, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCI and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2018, the Company had approximately $504 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2018, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments as of December 31, (in millions):

	2018		2017
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Cross-currency swaps	$—	$—	$—	$21.5
Foreign currency contracts	13.3	0.7	2.0	6.6
Fair value hedges:
Interest rate swaps	—	11.5	—	7.8
Derivatives not designated as effective hedges:
Foreign currency contracts	12.9	4.2	12.7	20.8
Commodity contracts	—	0.9	0.2	—

Total	$26.2	$17.3	$14.9	$56.7

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and other non-current liabilities

The Company recognized expense (income) of $1.8 million, $41.5 million and ($25.6) million in other (income) expense, net, during the years ended December 31, 2018 and 2017 and 2016, respectively, related to derivatives that are not designated as hedging instruments.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Cash Flow Hedges

The following table presents gain and loss activity (on a pretax basis) for 2018, 2017 and 2016 related to derivative financial instruments designated as effective hedges:

	2018		2017		2016
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
(in millions)	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in OCI (a)	Reclassified from AOCI to Income	Recognized in OCI (a)	Reclassified from AOCI to Income
Interest rate swaps (b)	$—	$(26.6)	$—	$(8.2)	$(88.1)	$(6.2)
Foreign currency contracts (c)	24.1	(13.0)	(33.1)	6.8	31.3	7.4
Cross-currency swaps (d)	(1.7)	(3.1)	(5.8)	(6.9)	(13.0)	(13.2)

Total	$22.4	$(42.7)	$(38.9)	$(8.3)	$(69.8)	$(12.0)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).
(b)	Portion reclassified from AOCI to income recognized in interest expense.
(c)	Portion reclassified from AOCI to income recognized in sales and cost of products sold.
(d)	Portion reclassified from AOCI to income recognized in other income (expense), net

The ineffectiveness related to cash flow hedges during 2018, 2017 and 2016 was not material. At December 31, 2018, deferred net gains of approximately $17.9 million within AOCI are expected to be reclassified to earnings over the next twelve months.

Footnote 13 — Commitments

The Company leases manufacturing, warehouse and other facilities; real estate; and transportation, data processing and other equipment under leases that expire at various dates through the year 2036. Rent expense, which is recognized on a straight-line basis over the life of the lease term, for continuing operations, was $208 million, $207 million and $172 million in 2018, 2017 and 2016, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2018 (in millions):

2019	2020	2021	2022	2023	Thereafter	Total
$180.0	$144.0	$117.8	$97.7	$74.0	$263.9	$877.4

Footnote 14 — Employee Benefit and Retirement Plans

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

The amount of AOCI expected to be recognized in pension and postretirement benefit expense for the year ending December 31, 2019 is $8.3 million and is substantially comprised of net unrecognized actuarial losses.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $313.2 million. At December 31, 2018 and 2017, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $135 million and $123 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The projected benefit obligation was $115 million and $127 million at December 31, 2018 and 2017, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the contributory 401(k) plans were $24.8 million, $30.2 million and $25.5 million for 2018, 2017 and 2016, respectively.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	U.S.		International
Change in benefit obligation:	2018	2017	2018	2017	2018		2017
Benefit obligation at beginning of year	$1,553.7	$1,561.0	$666.2	$626.4		$65.1	$74.6
Service cost	0.8	2.8	5.3	6.4		0.3	0.1
Interest cost	46.4	49.6	13.0	13.2		1.8	2.2
Actuarial (gain) loss	(147.7)	81.9	(32.7)	3.2		(8.9)	(0.4)
Amendments	—	—	2.5	0.4		—	(5.0)
Currency translation	—	—	(31.5)	69.4			—
Benefits paid	(105.2)	(100.4)	(30.0)	(22.8)		(4.9)	(6.4)
Acquisitions and dispositions, net	—	—	0.8	(13.9)		—	—
Curtailments, settlements and other	—	(41.2)	(23.4)	(16.1)		(0.4)	—

Benefit obligation at end of year (1)	$1,348.0	$1,553.7	$570.2	$666.2		$53.0	$65.1

Change in plan assets:
Fair value of plan assets at beginning of year	$1,271.1	$1,230.6	$602.1	$547.6		$—	$—
Actual return (loss) on plan assets	(71.2)	171.4	(11.0)	24.2		—	—
Contributions	10.2	10.7	14.0	15.2		—	—
Currency translation	—	—	(29.2)	58.5		—	—
Benefits paid	(105.2)	(100.4)	(30.7)	(22.1)		—	—
Acquisitions and dispositions, net	—	—	0.8	(5.5)		—	—
Settlements and other	—	(41.2)	(22.4)	(15.8)		—	—

Fair value of plan assets at end of year	$1,104.9	$1,271.1	$523.6	$602.1		$—	$—

Funded status at end of year	$(243.1)	$(282.6)	$(46.6)	$(64.1)		$(53.0)	$(65.1)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$71.5	$63.5	$		$—
Accrued current benefit cost—other accrued liabilities	(9.9)	(10.3)	(4.7)	(5.0)		(5.3)	(5.8)
Accrued noncurrent benefit cost— other noncurrent liabilities	(233.2)	(272.3)	(113.4)	(122.6)		(47.7)	(59.3)

Net amount recognized	$(243.1)	$(282.6)	$(46.6)	$(64.1)		$(53.0)	$(65.1)

Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.12%	3.48%	2.53%	2.25%		3.97%	3.32%
Long-term rate of compensation increase	3.00%	2.50%	2.43%	3.53%		—	—
Current health care cost trend rates	—	—	—	—		6.99%	6.70%
Ultimate health care cost trend rates	—	—	—	—		4.50%	4.50%
(1)	The accumulated benefit obligation for all defined benefit pension plans was $1.9 billion and $2.2 billion at December 31, 2018 and 2017, respectively.

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

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2018	2017
Projected benefit obligation	$1,653.6	$1,895.6
Fair value of plan assets	1,292.6	1,485.2

Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2018	2017
Accumulated benefit obligation	$1,648.9	$1,887.1
Fair value of plan assets	1,292.6	1,485.2

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	U.S.			International
	2018	2017	2016	2018	2017	2016
Service cost	$0.8	$2.8	$2.7	$5.3	$6.4	$6.0
Interest cost	46.4	49.6	44.4	13.0	13.2	17.2
Expected return on plan assets	(67.5)	(73.3)	(69.1)	(14.7)	(18.2)	(20.3)
Amortization:
Prior service cost (credit)	(0.1)	(0.1)	(0.1)	0.4	0.4	0.5
Net actuarial loss	21.4	23.7	21.8	2.0	2.0	2.4
Curtailment, settlement and termination (benefit) costs	—	(3.7)	—	1.3	1.3	2.9

Total expense (income)	$1.0	$(1.0)	$(0.3)	$7.3	$5.1	$8.7

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.48%	3.99%	4.07%	2.25%	2.12%	3.30%
Effective rate for interest on benefit obligations	3.09%	3.28%	3.22%	1.96%	1.72%	2.94%
Effective rate for service cost	3.32%	3.83%	4.16%	2.34%	2.46%	3.41%
Effective rate for interest on service cost	2.98%	3.38%	3.67%	2.29%	2.41%	3.38%
Long-term rate of return on plan assets	5.75%	6.04%	6.34%	2.58%	3.21%	3.94%
Long-term rate of compensation increase	2.54%	2.50%	2.50%	3.53%	3.59%	3.55%

	Postretirement Benefits
	2018	2017	2016
Service cost	$0.3	$0.1	$0.1
Interest cost	1.8	2.2	2.2
Amortization:
Prior service credit	(6.6)	(5.2)	(5.2)
Net actuarial gain	(3.6)	(3.9)	(5.2)

Total income	$(8.1)	$(6.8)	$(8.1)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.09%	3.76%	3.97%
Effective rate for interest on benefit obligations	2.71%	3.07%	3.10%
Effective rate for service cost	2.98%	3.25%	3.46%
Effective rate for interest on service cost	2.78%	3.02%	3.19%

Plan Assets

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset-backed securities. The Level 1 investments are primarily based upon quoted market prices. The domestic Level 3 investments are primarily comprised of insurance contracts valued at contract value. The investments excluded from the fair value hierarchy are NAV-based hedge fund investments that generally have a redemption frequency of 90 days or less, with various redemption notice periods that are generally less than a month. The notice periods for certain investments may vary based on the size of the redemption. The international Level 2 investments are primarily comprised of insurance contracts whose fair values are estimated based on the future cash flows to be received under the contracts discounted to the present using a discount rate that approximates the discount rate used to measure the associated pension plan liabilities. The international Level 3 investments are primarily comprised of alternative investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 20% to 40%; fixed income approximately 40% to 60%; and cash, alternative investments and other, approximately 10% to 30% as of December 31, 2018. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.

The composition of domestic pension plan assets at December 31, 2018 and 2017 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2018
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Global equities	$—	$—	$—	$—	$179.8	$179.8
Fixed income securities and funds	413.3	—	—	413.3	269.3	682.6
Alternative investments	40.7	—	—	40.7	177.1	217.8
Cash and other	8.9	14.8	1.0	24.7	—	24.7

Total	$462.9	$14.8	$1.0	$478.7	$626.2	$1,104.9

	Plan Assets — Domestic Plans
	December 31, 2017
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Global equities	$205.3	$—	$—	$205.3	$89.0	$294.3
Fixed income securities and funds	395.4	—	—	395.4	207.5	602.9
Alternative investments	23.8	—	—	23.8	149.9	173.7
Cash and other	183.9	15.2	1.1	200.2	—	200.2

Total	$808.4	$15.2	$1.1	$824.7	$446.4	$1,271.1

The composition of international pension plan assets at December 31, 2018 and 2017 is as follows (in millions):

	Plan Assets – International Plans
	December 31, 2018
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$14.3	$—	$—	$14.3	$9.1	$23.4
Fixed income securities and funds	266.7	—	—	266.7	6.6	273.3
Cash and other	6.2	204.9	1.5	212.6	14.3	226.9

Total	$287.2	$204.9	$1.5	$493.6	$30.0	$523.6

	Plan Assets – International Plans
	December 31, 2017
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$38.8	$—	$—	$38.8	$14.1	$52.9
Fixed income securities and funds	258.8	—	—	258.8	14.4	273.2
Cash and other	5.1	233.7	5.4	244.2	31.8	276.0

Total	$302.7	$233.7	$5.4	$541.8	$60.3	$602.1

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2018 and 2017 is as follows (in millions):

Total
Balance, December 31, 2016	$12.9
Realized gains	—
Unrealized losses	(0.4)
Purchases, sales, settlements, and other, net	(6.0)

Balance, December 31, 2017	$6.5
Realized gains	0.1
Unrealized gains	—
Purchases, sales, settlements and other, net	(4.1)

Balance, December 31, 2018	$2.5

Contributions and Estimated Future Benefit Payments

During 2019, the Company expects to make cash contributions of approximately $9.9 million and $14.0 million to its domestic and international defined benefit plans, respectively.

Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows as of December 31, 2018 (in millions):

	2019	2020	2021	2022	2023	Thereafter
Pension benefits	$121.2	$121.4	$121.3	$120.8	$120.6	$579.4
Postretirement benefits	$5.3	$5.3	$5.2	$5.1	$5.0	$20.6

Footnote 15 — Earnings Per Share

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2018	2017	2016
Weighted-average shares outstanding	473.3	485.7	418.3
Share-based payment awards classified as participating securities	0.4	1.0	1.5
Dilutive effect from Jarden Acquisition	—	—	1.5

Basic weighted-average shares outstanding	473.7	486.7	421.3
Dilutive securities (1)	—	1.3	—

Diluted weighted-average shares outstanding	473.7	488.0	421.3

(1)

For 2018, 0.6 million potentially dilutive share-based awards are excluded as their effect would be anti-dilutive. For 2017 and 2016, the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

As of December 31, 2018, there were 1.6 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2018, 2017 and 2016 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

At December 31, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the acquisition of Jarden, payable in cash (see Footnote 20).

Footnote 16 — Stockholders’ Equity and Share-Based Awards

For the 2018, 2017 and 2016 dividends per share were $0.92, $0.88 and $0.76, respectively.

The Company maintains a 2013 stock plan (the “2013 Plan”), which allows for grants of stock-based awards. At December 31, 2018, there were approximately 34 million share-based awards collectively available for grant under the 2013 Plan. The 2013 Plan generally provides for awards to vest over a minimum three-year period, although some awards entitle the recipient to shares of common stock if specified market or performance conditions are achieved and vest no earlier than one year from the date of grant. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

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

The following table summarizes the changes in the number of shares of common stock under option for 2018 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	0.4	$16
Exercised	(0.1)	$18

Outstanding at December 31, 2018 (a)	0.3	$15	2.2	$1.2

(a) All options outstanding are exercisable

The total intrinsic value of options exercised was $1.0 million, $5.5 million and $11.3 million in 2018, 2017 and 2016, respectively.

The following table summarizes the changes in the number of outstanding restricted stock units for 2018 (shares in millions):

	Restricted Stock Units	Weighted- Average Average Grant Date Fair Value Per Share
Outstanding at December 31, 2017	4.4	$50
Granted	2.8	29
Vested	(1.2)	44
Forfeited	(1.3)	43

Outstanding at December 31, 2018	4.7	41

Expected to vest at December 31, 2018	2.9	32

The weighted-average grant-date fair values of awards granted were $47 and $54 per share in 2017 and 2016, respectively. The fair values of awards that vested were $31.7 million, $67.6 million and $54.1 million in 2018, 2017 and 2016, respectively.

During 2018, the Company awarded 1.1 million performance-based RSUs, which had an aggregate grant date fair value of $35.1 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During 2018, the Company also awarded 1.8 million time-based RSUs with an aggregate grant date fair value of $47.4 million, of which, 0.1 million time-based RSUs with a grant date fair value of $3.3 million were awarded to employees within businesses classified as discontinued operations. These time-based RSU’s entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

Excess tax benefits (detriments) related to stock-based compensation for 2018, 2017 and 2016 were ($5.8) million, $5.9 million and $11.9 million, respectively.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2018 (in millions):

	Unrecognized Compensation Cost	Weighted- Average Period of Expense Recognition (in years)
Restricted stock units	$65.3	1

Footnote 17 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted. The legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries as of December 31, 2017. Effective for 2018 and forward, there are additional changes including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion antiabuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). As of December 31, 2017, two provisions that affected the consolidated financial statements were the corporate tax rate reduction and the one-time toll charge. As the corporate tax rate reduction was enacted in 2017 and effective January 1, 2018, the Company appropriately accounted for the tax rate change in the valuation of its deferred taxes. As a result, the Company recorded a tax benefit of $1.5 billion in the prior year statement of operations.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides the Company with up to one year to finalize accounting for the impacts of U.S. Tax Reform. In 2017, the Company estimated the provisional tax impacts related to the toll charge, deferred income taxes, including the impacts of the change in corporate tax rate, executive compensation, and its indefinite reinvestment assertion. As of the fourth quarter of 2018, the Company has completed its accounting for the tax effects of U.S. Tax Reform. The Company recorded immaterial adjustments to its toll change and finalized its accounting related to deferred income taxes, executive compensation, and our indefinite reinvestment assertion. The Company elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

As of December 31, 2018, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $5.5 billion. A significant portion of these earnings were subject to U.S. federal taxation in the prior year with the one-time toll charge. The Company is no longer asserting indefinite reinvestment on a portion of its unremitted earnings of its foreign subsidiaries as of December 31, 2018 and is recognizing deferred income taxes of approximately $17.6 million, primarily related to the future U.S. state tax effects of unremitted foreign earnings. With respect to unremitted earnings of $1.9 billion where the Company is continuing to assert indefinite reinvestment, any future remittances could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. It is not practicable for the Company to estimate the amount of any unrecognized tax effects on these reinvested earnings.

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2018	2017	2016
Current:
Federal	$121.4	$272.1	$126.6
State	31.0	21.4	39.0
Foreign	203.5	168.5	87.0

Total current	355.9	462.0	252.6
Deferred	(1,597.9)	(1,781.8)	33.4

Total income tax provision (benefit)	(1,242.0)	(1,319.8)	286.0
Total provision — discontinued operations	236.1	258.6	228.9

Total provision (benefit)— continuing operations	$(1,478.1)	$(1,578.4)	$57.1

The non-U.S. component of income before income taxes was $52 million, $966 million and $350 million in 2018, 2017 and 2016, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	2.4	2.0	100.5
Foreign tax credit	2.1	4.3	47.0
Foreign rate differential	0.5	(28.2)	(319.1)
Resolution of tax contingencies, net of increases	0.2	(5.0)	(112.4)
Valuation allowance reserve (decrease) increase	0.8	(7.4)	(149.5)
Manufacturing deduction	—	(1.3)	(60.7)
Foreign statutory tax rate change	—	(2.7)	(52.9)
Impairment	(9.3)	2.8	—
Sale of businesses	—	(11.8)	—
Tools outside basis difference	—	—	878.3
Reversal of outside basis difference	—	(11.4)	—
U.S. Tax Reform, impact of change in tax rate and other	—	(269.2)	—
U.S. Tax Reform, federal income tax on mandatory deemed repatriation	0.2	29.7	—
Other	—	(1.9)	(60.2)

Effective rate	17.9%	(265.1)%	306.0%

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2018	2017
Deferred tax assets:
Accruals not currently deductible for tax purposes	$147.5	$173.0
Inventory	31.6	34.6
Postretirement liabilities	28.0	24.0
Pension liabilities	53.6	49.4
Net operating losses	355.1	374.0
Foreign tax credits	133.3	7.5
Other	123.9	137.3

Total gross deferred tax assets	873.0	799.8
Less valuation allowance	(195.0)	(293.0)

Net deferred tax assets after valuation allowance	678.0	506.8

Deferred tax liabilities:
Accelerated depreciation	(87.2)	(59.0)
Amortizable intangibles	(1,405.4)	(2,801.6)
Outside basis differences	(13.1)	(18.3)
Other	(49.0)	(35.6)

Total gross deferred tax liabilities	(1,554.7)	(2,914.5)

Net deferred tax liabilities	$(876.7)	$(2,407.7)

At December 31, 2018, the Company has approximately $1.3 billion of U.S., state, and foreign net operating losses (“NOLs”), of which approximately $886 million do not expire and approximately $438 million expire between 2019 and 2038. Additionally, approximately $197 million U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $189 million are not reflected in the consolidated financial statements and approximately $31 million were utilized in the current year. The majority of the U.S. foreign tax credits are recognized as a deferred tax asset as of December 31, 2018 can be carried back one year and carried forward ten years.

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

As of December 31, 2018, the Company has a valuation allowance recorded against foreign NOLs and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions. A valuation allowance of $195 million and $293 million was recorded against certain deferred tax asset balances as of December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recorded a net valuation allowance decrease of $98 million, comprised of a valuation allowance decrease of $64.2 million relating to the Company’s French operations for which the Company concluded the deferred tax assets were realizable, expiration of NOLs in Japan on which a valuation allowance was recorded, and other miscellaneous changes in valuation allowances related to ongoing operations. For the year ended December 31, 2017, the Company recorded a net valuation allowance decrease of $30.5 million, comprised of a valuation allowance decrease of $35.2 million relating to the Company’s German operations for which the Company concluded the deferred tax assets were realizable; and an increase in valuation allowance in the current year in certain jurisdictions that the Company previously determined were not more likely than not to be realized.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2018	2017
Unrecognized tax benefits, January 1,	$385.3	$379.0
Increases (decreases):
Increases in tax positions for prior years	35.9	26.0
Decreases in tax positions for prior years	(20.6)	(12.3)
Increase in tax positions for the current period	115.0	34.5
Settlements with taxing authorities	(6.2)	—
Lapse of statute of limitations	(46.4)	(41.9)

Unrecognized tax benefits, December 31,	$463.0	$385.3

If recognized, $444 million and $365 million of unrecognized tax benefits as of December 31, 2018, and 2017, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2018 and 2017, the Company recognized income tax expense on interest and penalties of $8 million and $8.3 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company anticipates approximately $66.7 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011, 2012, 2013, 2014 and 2015 as well as certain state and non-US income tax returns for various years, are under routine examination.

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

Footnote 18 — Fair Value

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2018				December 31, 2017
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$26.2	$—	$26.2	$—	$14.9	$—	$14.9
Liabilities	—	(17.3)	—	(17.3)	—	(56.7)	—	(56.7)
Investment securities, including mutual funds	—	1.9	—	1.9	5.2	3.5	—	8.7

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

The Company adjusts its pension asset values to fair value on an annual basis (see Footnote 14).

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows and market multiple methods. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values royalty rates, contributory cross charges, where applicable, and discount rates.

The following table summarizes the assets that are measured at fair value on a non-recurring basis at December 31, 2018 (in millions):

	December 31, 2018	Level 3
Goodwill	$1,039.5	$1,039.5
Indefinite-lived intangible assets	$3,698.0	$3,698.0

At December 31, 2018, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing (see Note 9).

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

The carrying value and estimated fair value measurement of assets held for sale are classified as Level 3, as the fair values utilize significant unobservable inputs (see Footnote 4).

Footnote 19 — Segment Information

In order to align reporting with the Company’s Accelerated Transformation Plan, effective June 30, 2018, the Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,699.1	$2,946.7	$2,981.6	$3.5	$—	$—	$8,630.9
Operating income (loss) (2)	(3,290.0)	(4,237.7)	237.9	3.8	(462.0)	(80.5)	(7,828.5)
Other segment data:
Total assets	$4,055.4	$4,103.2	$4,882.1	$—	$1,134.4	$—	$14,175.1
Capital expenditures	48.7	51.2	54.5	—	74.6	—	229.0
Depreciation and amortization	71.7	94.7	74.3	—	115.6	—	356.3

	2017
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,921.1	$3,114.1	$3,269.1	$247.7	$—	$—	$9,552.0
Operating income (loss) (2)	311.1	274.0	540.4	(89.5)	(562.9)	(87.6)	385.5
Other segment data:
Total assets	$7,616.7	$8,511.6	$5,486.1	$27.5	$1,285.0	$—	$22,926.9
Capital expenditures	19.6	54.9	8.2	7.4	176.1	—	266.2
Depreciation and amortization	72.0	105.6	68.8	4.6	102.3	—	353.3

	2016
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,453.3	$2,289.7	$3,100.6	$1,337.5	$—	$—	$9,181.1
Operating income (loss) (2)	191.8	167.3	606.4	113.1	(718.3)	(62.2)	298.1
Other segment data:
Capital expenditures	$18.3	$88.9	$81.3	$31.0	$72.6	$—	$292.1
Depreciation and amortization	46.9	70.9	61.1	26.1	40.0	—	245.0

Geographic Area Information
	2018	2017	2016
Net Sales (1) (3)
United States	$5,805.7	$6,491.4	$6,354.0
Canada	396.7	445.0	428.6

Total North America	6,202.4	6,936.4	6,782.6

Europe, Middle East and Africa	1,096.1	1,215.6	1,201.2
Latin America	647.8	679.7	570.6
Asia Pacific	684.6	720.3	626.7

Total International	2,428.5	2,615.6	2,398.5

	$8,630.9	$9,552.0	$9,181.1

Sales to Walmart Inc. and subsidiaries amounted to approximately 13.5%, 13.7% and 13.5% of consolidated net sales in 2018, 2017 and 2016, respectively, substantially across all segments.

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

Footnote 20 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of our current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al ., in the United States District Court for the District of Delaware (the “ Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On January 31, 2019, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of the motions to dismiss filed in In re Newell Brands Inc. Securities Litigation and Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

The Company and certain of its current and former officers and directors have been named as defendants in a putative securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant or traceable to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden (the “Registration Statement”). The action was filed on September 6, 2018, and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but has not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

The Company and certain of its officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired our common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878 (United States District Court for the District of New Jersey). The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132 (United States District Court for the District of New Jersey). On September 27, 2018, the court consolidated these two cases under Civil Action No. 18-cv-10878 (JMV)(JBC) bearing the caption In re Newell Brands, Inc. Securities Litigation. The court also named Hampshire County Council Pension Fund as the lead plaintiff in the consolidated case. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

Recall of Harness Buckles on Select Car Seats

In February 2014, Graco Children’s Products, Inc. (“Graco”), a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. In December 2014, the National Highway Traffic Safety Administration (the “NHTSA”) announced an investigation into the timeliness of the recall, and in March 2015, the investigation concluded with Graco entering into a consent order with NHTSA pursuant to which Graco committed to spend $7.0 million in total over a five-year period to enhance child passenger safety and make a $3.0 million payment to NHTSA. At December 31 2018, the amount remaining to be paid associated with the consent order was immaterial to the consolidated financial statements of the Company.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, is entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of December 31, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock have delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware), and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition, Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware), was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition, Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware), was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and, except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners. Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remain outstanding in the proceedings. The value of the merger consideration attributable to such shares based on the Company’s stock price on the closing date of the Jarden acquisition would have been approximately $171 million in the aggregate. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the Merger Consideration to which such Jarden stockholders would have been entitled under the Merger Agreement. The evidentiary trial was held from June 26 through June 29, 2018. Post-trial briefing was completed in the fourth quarter of 2018 and oral argument was held on November 29, 2018.

Environmental Matters

The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under CERCLA and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’, status as PRPs is disputed.

The Company’s estimate of environmental remediation costs associated with these matters as of December 31, 2018, was $49.4 million, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters.

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

As of December 31, 2018, the Company had approximately $74.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of December 31, 2018 due to the material weakness in internal control over financial reporting described below.

Management concluded that notwithstanding the existence of the material weakness, the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Additional corrective actions continue to address the internal control material weakness as described below under the section “Remediation Efforts with Respect to Material Weakness.”

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, under the oversight of the supervision of Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over the accounting for the impact of the divestitures. Specifically, the Company did not design and maintain effective controls to ensure deferred taxes were included completely and accurately in the carrying values of assets held for sale and the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure the current and noncurrent classification of assets and liabilities held for sale was accurate. These deficiencies resulted in adjustments that were corrected in the assets and liabilities held for sale; loss from discontinued operations, net of tax; net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018 as well as the income tax benefit to continuing operations; loss from continuing operations and loss from discontinued operations, net of tax for the quarter and year ended December 31, 2018, as well as in the current and noncurrent classification of assets and liabilities held for sale in the prior year balance sheet as presented in the December 31, 2018 financial statements. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that these control deficiencies constitute a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has issued an unqualified opinion on our consolidated financial statements and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Their report appears in Item 8 of this Form 10-K.

Remediation Efforts with Respect to the Material Weakness

Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls over the inputs used in divestiture calculations as follows:

•	enhancing the level of review of deferred tax balances for each business held for sale;

•	supplementing the review of deferred tax balances by legal entity to ensure proper presentation for financial reporting purposes; and

•	enhancing the held for sale footnote reconciliation process.

The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriated.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as of December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of the Registered Public Accounting Firm

The Report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, which addresses the effectiveness of the Company’s internal control over financial reporting, is set forth under Item 8 of this Annual report on Form 10-K.

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

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Conduct” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Conduct are available under the “Corporate Governance” link on the Company’s website at www.newellbrands.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Conduct (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Conduct may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at 221 River Street, Hoboken, New Jersey 07030.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Operations — Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2018, 2017 and 2016

Consolidated Balance Sheets — December 31, 2018 and 2017

Consolidated Statements of Cash Flows — Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements — December 31, 2018, 2017 and 2016

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2018, 2017 and 2016

All other financial schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

(b) EXHIBIT INDEX

Exhibit Number	Description of Exhibit

ITEM 2—PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger, dated as of December 13, 2015, by and among Newell Rubbermaid Inc., Jarden Corporation, NCPF Acquisition Corp. I and NCPF Acquisition Corp. II (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 13, 2015, File No. 001-09608).

2.2	Stock and Asset Purchase Agreement, dated as of October 12, 2016, by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 12, 2016, File No. 001-09608).

2.3	First Amendment to Stock and Asset Purchase Agreement, dated as of March 1, 2017 by and between Newell Brands Inc. and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated March 14, 2017, File No. 001-09608).

ITEM 3—ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Restated Certificate of Incorporation of Newell Brands Inc., as amended as of April 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, File No. 001-09608).

3.2	By-Laws of Newell Brands Inc., as amended April 15, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 15, 2016, File No. 001-09608).

ITEM 4—INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1	Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.2	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2012, File No. 001-09608).

4.3	Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001.09608).

4.4	Specimen Stock Certificate for Newell Brands Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, File No. 001-09608).

4.5	Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2010, File No. 001-09608).

4.6	Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 11, 2012, File No. 001-09608).

4.7	Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001-09608).

4.8	Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015, File No. 001-09608).

4.9	Form of 2.600% note due 2019 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.10	Form of 3.150% note due 2021 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.11	Form of 3.850% note due 2023 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.12	Form of 4.200% note due 2026 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.13	Form of 5.375% note due 2036 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.14	Form of 5.500% note due 2046 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.15	Form of 3 3/4% note due 2021 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.19 to Newell’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

4.16	Form of 5% note due 2023 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.20 to Newell’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10—MATERIAL CONTRACTS

10.1*	Newell Rubbermaid Inc. Deferred Compensation Plan as amended and restated August 5, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.2*†	Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan effective January 1, 2019.

10.3*†	Third Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated December 19, 2018.

10.4*†	Second Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated November 8, 2017.

10.5*	First Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017 File No. 001-09608).

10.6*	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.7*	Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.8*†	Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan, dated October 30, 2018.

10.9*	Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.10*	First Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.11*†	Amendment to the Newell Brands Inc. Supplemental Employee Savings Plan effective January 1, 2019.

10.12*†	Amendment to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018.

10.13*	Newell Brands Supplemental Employee Savings Plan, dated January 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2017, File No. 001-09608).

10.14*†	Rexair LLC Retirement Savings and Investment Plan, as amended and restated, effective January 1, 2018, entered into on December 20, 2018.

10.15*†	Second Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018.

10.16*†	First Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018.

10.17*†	Newell Brands Employee Savings Plan, as amended and restated, effective January 1, 2018, as entered into on December 20, 2018.

10.18*†	Newell Rubbermaid Severance Plan and Summary Plan Description for Directors and above, as amended and restated effective January 1, 2018.

10.19*	Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09608).

10.20*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.21*	First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No. 001-09608).

10.22*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.23*	First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan dated as of February 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.24*	2018 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.25*	Newell Brands Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.26*	Newell Brands Inc. Amendment to Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.27*	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09608).

10.28*	Form of Michael B. Polk Stock Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011, File No. 001-09608).

10.29*	Performance-Based Restricted Stock Unit Award Agreement of Mark Tarchetti dated May 10, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.30*	Performance-Based Restricted Stock Unit Award Agreement of Ralph Nicoletti dated June 8, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.31*	Performance-Based Restricted Stock Unit Award Agreement of Fiona Laird, dated May 31, 2016 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.32*	Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Bradford R. Turner (incorporated by referenced to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.33*	2014 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2015, File No. 001-09608).

10.34*	2015 Restricted Stock Unit Equivalent Award Agreement dated as of December 28, 2015 between Newell Rubbermaid Inc. and Mark S. Tarchetti (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 22, 2015, File No. 001-09608).

10.35*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.36*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.37*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 10, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2016, File No. 001-09608).

10.38*	Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended on February 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.39*	Form of Stock Option Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608, File No. 001-09608).

10.40*	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan for 2013 Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 001-09608).

10.41*	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards to Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.42*	Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended May 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-09608).

10.43*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-09608).

10.44*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.45*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees as Amended February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.46*	Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as Amended May 10, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2016, File No. 001-09608).

10.47*	Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 8, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.48*	Form of 2018 RSU Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.49*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards Beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-09608).

10.50*	Form of Non-Employee Director Stock Award Agreement under the Newell Rubbermaid 2013 Incentive Plan, as amended May 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 001-09608).

10.51*	Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No. 001-09608).

10.52*	Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.53*	Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.54*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011, File No. 001-09608).

10.55*	Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-09608).

10.56*	Amendment to Written Compensation Arrangement with Michael B. Polk dated May 11, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.57*	Compensation Arrangement with Mark Tarchetti dated May 12, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.58*	Compensation Arrangement with William A. Burke III, dated May 12, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.59*	Compensation Arrangement with Ralph Nicoletti dated May 12, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.60*	Compensation Arrangement with Fiona Laird dated May 25, 2016 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.61*†	Compensation Arrangement with Christopher H. Peterson, dated November 21, 2018.

10.62*	Letter Agreement, dated May 16, 2018, between Newell Brands Inc. and Bradford R. Turner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.63*	Separation Agreement and General Release, dated as of March 10, 2016, by and between Newell Rubbermaid Inc. and Paula Larson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2016, File No. 001-09608).

10.64*	Separation Agreement and General Release, dated as of May 12, 2016, by and between Newell Brands Inc. and John K. Stipancich (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No. 001-09608).

10.65*	Separation Agreement and General Release, dated as of July 28, 2016, by and between Newell Brands Inc. and Joseph A. Arcuri (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 28, 2016, File No. 001-09608).

10.66*	Separation Agreement and General Release, dated as of August 24, 2017, by and between Newell Brands Inc. and Fiona C. Laird (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2017, File No. 001-09608).

10.67*	Separation Agreement, dated as of December 13, 2015, by and between Jarden Corporation and Martin E. Franklin (incorporated by reference to Exhibit 10.4 of Jarden Corporation’s Current Report on Form 8-K dated December 17, 2015, File No. 001-13665).

10.68*	Separation Agreement, dated as of December 13, 2015, by and between Jarden Corporation and Ian G.H. Ashken (incorporated by reference to Exhibit 10.5 of Jarden Corporation’s Current Report on Form 8-K dated December 17, 2015, File No. 001-13665).

10.69*	Retirement Agreement and General Release, dated as of May 30, 2018, by and between Newell Brands Inc. and Ralph Nicoletti (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2018, File No. 001-09608).

10.70*	Settlement Agreement, dated September 14, 2018, by and between Newell Rubbermaid Global Limited and Richard Davies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, File No. 001-09608).

10.71	Amended and Restated Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2016, File No. 001-09608).

10.72	Second Amended and Restated Credit Agreement, dated as of December 12, 2018, among Newell Brands Inc., the Subsidiary Borrowers thereto, the Guarantors from time to time borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, File No. 001-09608).

10.73	Bridge Loan Agreement, dated as of December 13, 2018, among Newell Brands Inc., the Guarantors from time to time party thereto, the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 18, 2018, File No. 001-09608).

10.74	Term Loan Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2016, File No. 001-09608).

10.75	Loan and Servicing Agreement, dated as of October 3, 2016, among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, Wells Fargo Bank, National Association, as Issuing Lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 3, 2016, File No. 001-09608).

10.76	Third Amendment dated as of July 24, 2017 to the Loan and Servicing Agreement and Waiver, dated October 3, 2016, among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-09608).

10.77	Third Amendment to Receivables Contribution and Sale Agreement, dated as of October 31, 2017 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, File No. 001-09608).

10.78	Omnibus Amendment, dated as of December 16, 2016 among Jarden Receivables, LLC, Originator parties thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

10.79	Second Omnibus Amendment, dated as of March 29, 2017 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, File No. 001-09608).

10.80	Fourth Omnibus Amendment, dated May 31, 2018 among Jarden Receivables, LLC, the Originators party thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent Party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, File No. 001-09608).

ITEM 21- SUBSIDIARIES OF THE REGISTRANT

21.1†	Significant Subsidiaries of the Company.

ITEM 23—CONSENT OF EXPERTS AND COUNSEL

23.1†	Consent of PricewaterhouseCoopers LLP.

ITEM 31—RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32—SECTION 1350 CERTIFICATIONS

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

By	/s/ Christopher H. Peterson
Christopher H. Peterson
Title	Executive Vice President, Chief Financial Officer
Date	March 4, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Michael B. Polk Michael B. Polk	President, Chief Executive Officer and Director

/s/ Christopher H. Peterson Christopher H. Peterson	Executive Vice President, Chief Financial Officer

/s/ James L. Cunningham, III James L. Cunningham, III	Senior Vice President, Chief Accounting Officer

/s/ Patrick D. Campbell Patrick D. Campbell	Chairman of the Board and Director

/s/ Bridget Ryan Berman Bridget Ryan Berman	Director

/s/ James R. Craigie James R. Craigie	Director

/s/ Debra A. Crew Debra A. Crew	Director

/s/ Brett Icahn Brett Icahn	Director

/s/ Gerardo I. Lopez Gerardo I. Lopez	Director

/s/ Courtney R. Mather Courtney R. Mather	Director

/s/ Judith A. Sprieser Judith A. Sprieser	Director

/s/ Robert A. Steele Robert A. Steele	Director

/s/ Steven J. Strobel Steven J. Strobel	Director

/s/ Michael A. Todman Michael A. Todman	Director

Schedule II

Newell Brands Inc. and subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period (1)	Provision	Other	Write- offs	Balance at End of Period
Reserve for Doubtful Accounts:
Year Ended December 31, 2018	$28.5	$30.2	$(1.3)	$(35.7)	$21.7
Year Ended December 31, 2017	27.9	91.9	1.9	(84.7)	37.0
Year Ended December 31, 2016	21.7	83.3	(1.7)	(75.4)	27.9

(in millions)	Balance at Beginning of Period	Provision	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year Ended December 31, 2018	$37.3	$48.3	$(2.2)	$(10.5)	$72.9
Year Ended December 31, 2017	38.1	10.1	3.7	(14.6)	37.3
Year Ended December 31, 2016	24.7	24.6	(0.2)	(11.0)	38.1
(1)

Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and as a result reclassified its allowance for cash discounts to other accrued liabilities as of January 1, 2018. Prior periods were not reclassified.