Form 10-Q
period 2019-03-31
NEWELL BRANDS INC
filed 2019-05-08
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2019

Commission File Number 1-9608

NEWELL BRANDS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 River Street

Hoboken, New Jersey 07030

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code: (201) 610-6600

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EXCHANGE ON WHICH REGISTERED
Common stock, $1 par value per share	NWL	Nasdaq Stock Market LLC

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

Number of shares of common stock outstanding (net of treasury shares) as April 30, 2019: 423.1 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,712.1	$1,811.5
Cost of products sold	1,168.3	1,206.2

Gross profit	543.8	605.3
Selling, general and administrative expenses	517.9	626.3
Restructuring costs, net	10.9	5.4

Operating income (loss)	15.0	(26.4)
Non-operating expenses:
Interest expense, net	80.2	116.1
Other expense (income), net	23.3	(1.4)

Loss before income taxes	(88.5)	(141.1)
Income tax benefit	(16.7)	(86.4)

Loss from continuing operations	(71.8)	(54.7)
Income (loss) from discontinued operations, net of tax	(79.4)	108.0

Net income (loss)	$(151.2)	$53.3

Weighted average shares outstanding:
Basic	423.0	486.0
Diluted	423.0	486.0
Earnings (loss) per share:
Basic:
Loss from continuing operations	$(0.17)	$(0.11)
Income (loss) from discontinued operations	(0.19)	0.22

Net income (loss)	$(0.36)	$0.11

Diluted:
Loss from continuing operations	$(0.17)	$(0.11)
Income (loss) from discontinued operations	(0.19)	0.22

Net income (loss)	$(0.36)	$0.11

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2019	2018
Comprehensive income (loss):
Net income (loss)	$(151.2)	$53.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.1)	64.1
Unrecognized pension and postretirement costs	(13.2)	(16.3)
Derivative financial instruments	(8.4)	3.6

Total other comprehensive income (loss), net of tax	(23.7)	51.4

Comprehensive income (loss)	$(174.9)	$104.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$364.1	$495.7
Accounts receivable, net	1,606.1	1,850.7
Inventories	1,799.0	1,583.1
Prepaid expenses and other	290.8	275.6
Current assets held for sale	3,456.1	3,535.2

Total current assets	7,516.1	7,740.3
Property, plant and equipment, net	930.7	925.6
Operating lease assets, net	619.3	—
Goodwill	2,958.3	2,970.2
Other intangible assets, net	5,536.4	5,579.6
Deferred income taxes	216.0	179.7
Other assets	329.3	327.0

Total assets	$18,106.1	$17,722.4

Liabilities:
Accounts payable	$934.9	$1,019.5
Accrued compensation	121.6	159.1
Other accrued liabilities	1,174.4	1,180.6
Short-term debt and current portion of long-term debt	573.6	318.7
Current liabilities held for sale	747.1	734.1

Total current liabilities	3,551.6	3,412.0
Long-term debt	6,694.6	6,696.3
Deferred income taxes	1,000.7	992.7
Long-term operating lease liabilities	547.6	—
Other noncurrent liabilities	1,328.5	1,368.2

Total liabilities	13,123.0	12,469.2
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2019 and December 31, 2018)	—	—
Common stock (800 authorized shares, $1.00 par value 446.5 shares and 446.1 shares issued at March 31, 2019 and December 31, 2018, respectively)	446.5	446.1
Treasury stock, at cost (23.4 and 23.3 shares at March 31, 2019 and December 31, 2018, respectively)	(587.7)	(584.7)
Additional paid-in capital	8,688.1	8,781.1
Retained deficit	(2,662.0)	(2,511.3)
Accumulated other comprehensive loss	(936.5)	(912.8)

Stockholders’ equity attributable to parent	4,948.4	5,218.4
Stockholders’ equity attributable to noncontrolling interests	34.7	34.8

Total stockholders’ equity	4,983.1	5,253.2

Total liabilities and stockholders’ equity	$18,106.1	$17,722.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(151.2)	$53.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	86.9	149.8
Impairment of goodwill, intangibles and other assets	174.7	—
Net gain from sale of businesses	(5.2)	(0.6)
Deferred income taxes	(46.9)	(94.4)
Stock-based compensation expense	4.9	10.1
Loss on change in fair value of investments	16.7	—
Other, net	1.6	0.8
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	245.7	255.9
Inventories	(258.7)	(308.8)
Accounts payable	(106.9)	(285.8)
Accrued liabilities and other	(162.0)	(182.0)

Net cash used in operating activities	(200.4)	(401.7)

Cash flows from investing activities:
Capital expenditures	(58.2)	(95.1)
Other investing activities	(17.5)	(10.2)

Net cash used in investing activities	(75.7)	(105.3)

Cash flows from financing activities:
Net short-term debt	521.4	602.8
Payments on current portion long-term debt	(268.2)	—
Payments on long-term debt	(4.6)	(0.7)
Cash dividends	(97.7)	(112.6)
Debt issuance and extinguishment costs	(2.7)	—
Equity compensation activity and other, net	(2.6)	(14.8)

Net cash provided by financing activities	145.6	474.7

Exchange rate effect on cash and cash equivalents	(1.1)	5.6

Decrease in cash and cash equivalents	(131.6)	(26.7)
Cash and cash equivalents at beginning of period	495.7	485.7

Cash and cash equivalents at end of period	$364.1	$459.0

Supplemental disclosures:
Net cash provided by discontinued operating activities	$11.9	$35.9
Net cash used in discontinued investing activities	(11.9)	(35.7)
Capital expenditures for discontinued operations	(12.5)	(35.9)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2018	$446.1	$(584.7)	$8,781.1	$(2,511.3)	$(912.8)	$5,218.4	$34.8	$5,253.2
Comprehensive income (loss)	—	—	—	(151.2)	(23.7)	(174.9)	—	(174.9)
Dividends declared on common stock	—	—	(97.7)	—	—	(97.7)	—	(97.7)
Equity compensation, net of tax	0.4	(3.0)	4.7	—	—	2.1	—	2.1
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	0.5	—	0.5	—	0.5
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	(0.1)	(0.1)

Balance at March 31, 2019	$446.5	$(587.7)	$8,688.1	$(2,662.0)	$(936.5)	$4,948.4	$34.7	$4,983.1

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3
Comprehensive income	—	—	—	53.3	51.4	104.7	—	104.7
Dividends declared on common stock	—	—	—	(112.5)	—	(112.5)	—	(112.5)
Equity compensation, net of tax	0.7	(6.7)	9.5	—	—	3.5	—	3.5
Impact of adoption due to change in accounting standard	—	—	—	(9.5)	—	(9.5)	—	(9.5)
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	(0.2)	(0.2)

Balance at March 31, 2018	$508.8	$(580.2)	$10,371.5	$4,542.5	$(711.7)	$14,130.9	$36.4	$14,167.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The condensed consolidated balance sheet as of December 31, 2018, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation.

Discontinued Operations

During 2018, the Company implemented the Accelerated Transformation Plan, which was designed in part, to rationalize the organization and its portfolio of products. Pursuant to the Accelerated Transformation Plan, a number of the Company’s businesses were designated for disposal. These businesses have been classified as discontinued operations as these businesses together represent a strategic shift that has a major effect on the Company’s operations and financial results (see Footnote 2). Prior periods have been reclassified to conform with the current presentation.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

Adoption of New Accounting Guidance

The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 prospectively starting on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the transaction guidance that includes not to reassess historical lease classification, not to recognize short-term leases on our balance sheet, nor separate lease and non-lease components for all its leases. In addition, the Company used hindsight to determine the lease term and applied its incremental borrowing rate based on the remaining term of the lease as of the adoption date. The impact upon adoption, as of January 1, 2019, related to operating leases in continuing operations resulted in the recognition of right-of-use assets of approximately $629 million, lease liabilities of approximately $687 million and a cumulative-effect adjustment on retained deficit of approximately $0.5 million on its condensed consolidated balance sheet.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements.

Revisions of Previously Issued Financial Statements

During the first quarter of 2019, the Company identified that it did not utilize an accurate estimate of fair value and expected form of sale in its fourth quarter 2018 impairment assessment for one of its five disposal groups classified as held for sale. The Company did not appropriately account for the disposal group as a stock sale. Consequently, certain income tax account balances (primarily related to deferred tax liabilities) were not classified as assets and liabilities held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2018. As a result, the Company determined its book-over-tax outside basis differences and measured the tax effects of such difference, which resulted in an income tax expense of approximately $12.6 million. In addition, the Company did not use an accurate estimate of fair value in its 2018 impairment assessment. Collectively, the estimate of fair value and expected form of sale resulted in adjustments to the estimated fair value and carrying value of the held for sale business utilized in the Company’s 2018 impairment assessment. These changes resulted in an additional impairment charge of approximately $12.0 million to write-down the carrying value of the net assets of the held for sale business to its estimated fair value at December 31, 2018. In addition, as part of the presentation of discontinued operations, the Company periodically has to reclassify the prior period presentation to conform to the current year presentation. These adjustments are reflected in the Reclassification column below. The following table presents the effect to the Company’s previously reported Consolidated Balance Sheet at December 31, 2018 and Consolidated Statement of Operations for the year ended December 31, 2018:

	As of December 31, 2018
	As Previously Reported	Revision	Reclassification	As Revised
Prepaid expenses and other	$278.0	$(2.4)	$—	$275.6
Current assets held for sale	3,541.3	(6.1)	—	3,535.2
Total current assets	7,748.8	(8.5)	—	7,740.3
Deferred income taxes (noncurrent assets)	165.2	14.5	—	179.7
Total assets	17,716.4	6.0	—	17,722.4
Other accrued liabilities	1,182.3	(0.8)	(0.9)	1,180.6
Current liabilities held for sale	650.4	100.4	(16.7)	734.1
Total current liabilities	3,330.0	99.6	(17.6)	3,412.0
Deferred income taxes (liabilities)	1,041.8	(66.7)	17.6	992.7
Other noncurrent liabilities	1,370.5	(2.3)	—	1,368.2
Total liabilities	12,438.6	30.6	—	12,469.2
Retained deficit	(2,486.7)	(24.6)	—	(2,511.3)
Stockholders’ equity attributable to parent	5,243.0	(24.6)	—	5,218.4
Total stockholders’ equity	5,277.8	(24.6)	—	5,253.2
Total liabilities and stockholders’ equity	17,716.4	6.0	—	17,722.4

	For the year ended December 31, 2018
Income Statement Classification	As Previously Reported	Revision	As Revised
Income (loss) from discontinued operations, net of tax	$(128.3)	$(24.6)	$(152.9)
Net income (loss)	(6,917.9)	(24.6)	(6,942.5)

Earnings per share:
Basic:
Income (loss) from continuing operations	$(14.33)	$—	$(14.33)
Income (loss) from discontinued operations	(0.27)	(0.05)	(0.32)

Net income (loss)	$(14.60)	$(0.05)	$(14.65)

Diluted:
Income (loss) from continuing operations	$(14.33)	$—	$(14.33)
Income (loss) from discontinued operations	(0.27)	(0.05)	(0.32)

Net income (loss)	$(14.60)	$(0.05)	$(14.65)

The Company concluded the above referenced effects were not material to its previously issued Consolidated Statement of Operations for the year ended December 31, 2018 and Consolidated Balance Sheet as of December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2019. As such, the Company will revise its Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2018 and Consolidated Balance Sheet at December 31, 2018 in the Company’s 2019 Annual Report on Form 10-K. The adjustments will not result in a change to net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows for the year ending December 31, 2018. In addition, the Company has revised the Condensed Consolidated Balance Sheet at December 31, 2018 for the above adjustments including the effects to the Company’s retained deficit and total stockholders’ equity within this Quarterly Report on Form 10-Q.

Other Items

At March 31, 2019, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During the three months ended March 31, 2019, the Company recorded an other-than-temporary-impairment of approximately $11.7 million which reduced the carrying value of its investment in FireAngel to $2.9 million. FireAngel has experienced a decline in its share price. In addition, during March of 2019, FireAngel publicly disclosed its intentions to raise capital through a public offering at a price per share below our investment’s basis. The Company concluded these facts were indicative of an other-than-temporary-impairment and recorded the charge within other expense (income), net in the Condensed Consolidated Statement of Operations for the three-months ending March 31, 2019.

During the three months ended March 31, 2018, the Company’s related party sales to FireAngel were $7.5 million. On March 31, 2018, the Company terminated its distribution agreement with FireAngel.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including The Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company currently expects to complete the remaining divestitures by the end of 2019.

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales	$540.9	$1,205.9
Cost of products sold	378.8	805.8
Selling, general and administrative expenses	76.7	254.1
Restructuring costs, net	—	2.5
Impairment of goodwill, intangibles and other assets	174.7	—

Operating income (loss)	(89.3)	143.5
Non-operating expense (income)	(3.2)	0.4

Income (loss) before income taxes	(86.1)	143.1
Income tax expense (benefit)	(6.7)	35.1

Net income (loss)	$(79.4)	$108.0

Held for Sale

The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018(1)
Accounts receivable, net	$413.8	$411.7
Inventories	378.2	338.7
Prepaid expenses and other	37.4	42.8
Property, plant and equipment, net	510.8	515.9
Operating lease assets	74.3	—
Goodwill	877.4	942.4
Other intangible assets, net	1,150.6	1,270.8
Other assets	13.6	12.9

Current assets held for sale	$3,456.1	$3,535.2

Accounts payable	$240.7	$256.7
Accrued compensation	49.3	57.0
Other accrued liabilities	146.5	154.4
Deferred income taxes	219.6	250.0
Operating lease liabilities	78.9	—
Other liabilities	12.1	16.0

Current liabilities held for sale	$747.1	$734.1

(1)	See Footnote 1.

Divestitures

2019 Activity

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments.

On May 1, 2019, the Company sold its Process Solutions Business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments.

During the three months ended March 31, 2019, the Company recorded an impairment charge primarily related to goodwill and intangible assets totaling approximately $175 million, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2018 Activity

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and other post-closing adjustments.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and other post-closing adjustments.

On December 21, 2018, the Company sold Jostens to a fund managed by Platinum Equity, LLC for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

On December 21, 2018, the Company sold Pure Fishing to a fund managed by Sycamore Partners L.P for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

Footnote 3 — Accumulated Other Comprehensive Loss

The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component net of tax for the three months ended March 31, 2019 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2018	$(492.6)	$(398.1)	$(22.1)	$(912.8)
Other comprehensive loss income before reclassifications	(2.1)	(14.8)	(5.1)	(22.0)
Amounts reclassified to earnings	—	1.6	(3.3)	(1.7)

Net current period other comprehensive loss	(2.1)	(13.2)	(8.4)	(23.7)

Balance at March 31, 2019	$(494.7)	$(411.3)	$(30.5)	$(936.5)

For the three months ended March 31, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $2.1 million and $3.6 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other expense (income), net. For the three months ended March 31, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (income) expense of ($4.2) million and $13.1 million, respectively, (see Footnote 10).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March, 31,
	2019	2018
Foreign currency translation adjustments	$(0.2)	$7.9
Unrecognized pension and postretirement costs	3.8	4.0
Derivative financial instruments	2.3	(0.2)

Income tax benefit related to AOCL	$5.9	$11.7

Footnote 4 — Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

Accelerated Transformation Plan

The Company’s Accelerated Transformation Plan, which was initiated during the first quarter of 2018, was designed in part, to divest the Company’s industrial and commercial product assets and non-core consumer businesses. The Accelerated Transformation Plan also focuses on the realignment of the Company’s management structure and overall cost structure as a result of the completed and planned divestitures. Restructuring costs associated with the transformation plan include employee-related costs, including severance, retirement and other termination benefits, contract termination costs and other costs.

Other Restructuring

In addition to the Accelerated Transformation Plan, the Company has incurred restructuring costs for various other restructuring activities.

Restructuring Costs

Restructuring costs incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Food and Appliances	$1.8	$0.6
Home and Outdoor Living	2.5	0.8
Learning and Development	3.8	2.1
Corporate	2.8	1.9

	$10.9	$5.4

Restructuring costs incurred during the three months ended March 31, 2019 and 2018 primarily relate to the Accelerated Transformation Plan.

Accrued restructuring costs activity for the three months ended March 31, 2019 are as follows (in millions):

	Balance at December 31, 2018	Restructuring Costs, Net	Payments	Reclassification (1)	Foreign Currency and Other	Balance at March 31, 2019
Employee severance, termination benefits and relocation costs	$20.6	$7.0	$(11.3)	$—	$(0.5)	$15.8
Exited contractual commitments and other	46.6	3.9	(7.9)	(12.9)	(0.8)	28.9

	$67.2	$10.9	$(19.2)	$(12.9)	$(1.3)	$44.7

(1)	Reclassification due to the adoption of ASU 2016-02 (see Footnote 1)

Footnote 5 — Inventories

Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Raw materials and supplies	$224.1	$215.5
Work-in-process	152.8	130.7
Finished products	1,422.1	1,236.9

	$1,799.0	$1,583.1

Footnote 6 — Property, Plant and Equipment, Net

Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Land	$69.2	$69.9
Buildings and improvements	478.5	479.1
Machinery and equipment	1,604.6	1,575.1

	2,152.3	2,124.1
Less: Accumulated depreciation	(1,221.6)	(1,198.5)

	$930.7	$925.6

Depreciation expense for continuing operations was $39.8 million and $42.3 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense for discontinued operations was nil and $25.7 million for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense was nil for 2019 as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2019 is as follows (in millions):

			March 31, 2019
Segment	Net Book Value at December 31, 2018	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$211.2	$0.1	$2,097.5	$(1,886.2)	$211.3
Home and Outdoor Living	163.8	—	2,148.8	(1,985.0)	163.8
Learning and Development	2,595.2	(12.0)	3,429.2	(846.0)	2,583.2

	$2,970.2	$(11.9)	$7,675.5	$(4,717.2)	$2,958.3

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$4,089.4	$—	$4,089.4	$4,093.0	$—	$4,093.0	N/A
Trade names — other	170.3	(39.9)	130.4	170.5	(36.5)	134.0	2-15
Capitalized software	529.0	(363.7)	165.3	520.0	(348.1)	171.9	3–12
Patents and intellectual property	134.1	(83.4)	50.7	136.4	(79.2)	57.2	3–14
Customer relationships and distributor channels	1,269.8	(196.9)	1,072.9	1,269.7	(180.9)	1,088.8	3–30
Other	109.0	(81.3)	27.7	109.0	(74.3)	34.7	3–5

	$6,301.6	$(765.2)	$5,536.4	$6,298.6	$(719.0)	$5,579.6

Amortization expense for intangible assets for continuing operations was $47.1 million and $49.8 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense for intangible assets for discontinued operations was nil and $32.0 million for the three months ended March 31, 2019 and 2018. Amortization expense was nil for 2019 as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
Customer accruals	$437.7	$535.8
Accruals for manufacturing, marketing and freight expenses	37.0	34.3
Accrued self-insurance liabilities, contingencies and warranty	132.4	123.3
Operating lease liability	137.8	—
Derivative liabilities	13.0	4.9
Accrued income taxes	92.9	165.2
Accrued interest expense	128.9	72.9
Other	194.7	244.2

	$1,174.4	$1,180.6

Footnote 9 — Debt

Debt comprised of the following as of the dates indicated (in millions):

	March 31, 2019	December 31, 2018
2.60% senior notes due 2019	$—	$267.3
4.70% senior notes due 2020	304.7	304.6
3.15% senior notes due 2021	93.5	97.5
3.75% senior notes due 2021	344.6	353.2
4.00% senior notes due 2022	249.1	249.0
3.85% senior notes due 2023	1,741.3	1,740.8
5.00% senior notes due 2023	309.5	310.0
4.00% senior notes due 2024	496.6	496.4
3.90% senior notes due 2025	90.4	90.3
4.20% senior notes due 2026	1,984.9	1,984.5
5.375% senior notes due 2036	415.9	415.8
5.50% senior notes due 2046	657.2	657.2
Commercial paper	258.9	—
Receivables facility	269.0	—
Other debt	52.6	48.4

Total debt	7,268.2	7,015.0
Short-term debt and current portion of long-term debt	(573.6)	(318.7)

Long-term debt	$6,694.6	$6,696.3

Senior Notes

During the three months ended March 31, 2019, the Company repaid approximately $268 million of debt upon maturity of its 2.60% senior notes due March 2019.

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At March 31, 2019, $3.9 million of deferred gains have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.

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

Receivables Facility

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At March 31, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively.

Other

The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	March 31, 2019		December 31, 2018
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,518.2	$6,687.7	$6,911.2	$6,966.6

The carrying amounts of all other significant debt approximates fair value.

Footnote 10—Derivatives

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

Fair Value Hedges

At March 31, 2019, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During 2018, all the Company’s cross-currency interest rate swaps matured. As such, there were no cross-currency swaps outstanding at March 31, 2019 and December 31, 2018. The cross-currency interest rate swaps were intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2019, the Company had approximately $383 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2019, the Company had approximately $925 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

To a lesser extent, the Company also enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At March 31, 2019, the Company had approximately $10 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and approximately $3 million notional amount outstanding of commodity-based derivatives that are not designated as effective hedges for accounting purposes. These commodity-based derivatives have expiration dates through January 2020.

The following table presents the fair value of derivative financial instruments as of the dates indicated (in millions):

	March 31, 2019		December 31, 2018
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$7.9	$3.6	$13.3	$0.7
Fair value hedges:
Interest rate swaps	—	6.0	—	11.5
Derivatives not designated as effective hedges:
Foreign currency contracts	8.6	8.2	12.9	4.2
Commodity contracts	—	1.3	—	0.9

Total	$16.5	$19.1	$26.2	$17.3

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following tables presents gain and loss activity (on a pretax basis) for the three months ended March 31, 2019 and 2018 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

	Location of gain/ (loss) recognized in income	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
		Gain/(Loss)		Gain/(Loss)
		Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1.5)	$—	$(1.9)
Foreign currency contracts	Net sales and cost of products sold	(6.1)	5.7	(5.3)	(6.4)
Commodity contracts	Cost of products sold	(0.6)	—	—	—
Cross-currency swaps	Other expense (income), net	—	—	(3.4)	(4.8)

Total		$(6.7)	$4.2	$(8.7)	$(13.1)

(a)	Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).

At March 31, 2019, deferred net gains of approximately $8.2 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2019 and 2018, the Company recognized expense of $5.6 million and $9.5 million, respectively, in other expense (income), net, related to derivatives that are not designated as hedging instruments, which was mostly offset by foreign currency movement in the underlying exposure.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	U.S.		International
	2019	2018	2019	2018
Service cost	$0.1	$0.2	$1.5	$1.4
Interest cost	12.3	11.6	3.2	3.3
Expected return on plan assets	(14.8)	(16.9)	(3.3)	(4.0)
Amortization, net	3.8	5.4	0.6	0.6

Net periodic pension cost	$1.4	$0.3	$2.0	$1.3

	Postretirement Benefits
	Three Months Ended March 31,
	2019	2018
Service cost	$—	$0.1
Interest cost	0.5	0.5
Amortization, net	(2.4)	(2.6)

Net periodic postretirement cost	$(1.9)	$(2.0)

Footnote 12 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate applicable for the period adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s reported tax rate for the three months ended March 31, 2019 and 2018 was a benefit of 18.9% and 61.2%, respectively. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2019 is primarily due to the geographical mix of earnings in the Company’s analyzed effective tax rate and one-time benefits related to state and local income taxes. The difference from the statutory tax rate to the reported tax rate for the three months ended March 31, 2018 is primarily due to the geographical mix of earnings in the Company’s analyzed effective tax rate and one-time benefits related to the recognition of deferred taxes on our operations in France that were previously determined to be unrealizable.

Footnote 13 — Leases

The Company’s lease portfolio mainly consists of retail stores, warehouses, distribution centers, office space, and, to a lesser extent, equipment. The Company’s accounting for finance leases (previously called capital leases) remains substantially unchanged. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property, plant and equipment, net. All other leases are categorized as operating leases. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. These rates are assessed on a quarterly basis. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, the Company recognizes a front-loaded pattern of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset.

Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company also has lease agreements with lease and non-lease components, which are accounted as a single lease component. Additionally, for certain non-real estate leases, the portfolio approach is used to effectively account for the operating lease assets and liabilities.

Supplemental condensed consolidated balance sheet information related to leases for the period indicated, is as follows (in millions):

	Classification	March 31, 2019
Assets
Operating leases	Operating lease assets, net	$619.3
Finance leases	Property, plant and equipment, net (1)	18.6

Total lease assets		$637.9

Liabilities
Current
Operating leases	Other accrued liabilities	$137.8
Finance leases	Short-term debt and current portion of long-term debt	3.4
Noncurrent
Operating leases	Long-term operating lease liabilities	547.6
Finance leases	Long-term debt	11.9

Total lease liabilities		$700.7

(1)	Net of accumulated depreciation of $4.6 million.

Components of lease expense as of the date indicated, are as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost:
Operating lease cost (1)	$48.2
Variable lease costs (2)	6.0
Finance lease cost:
Amortization of leased assets	1.1
Interest on lease liabilities	0.2

(1)	Includes short-term leases, which are immaterial.
(2)	Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates as of as of the date indicated, are as follows:

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	7
Finance leases	4
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	3.9%

Supplemental cash flow information related to leases for the period indicated is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39.5
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	0.7
Right of use assets obtained in exchange for lease liabilities:
Operating leases	26.5
Finance leases	6.7

Maturities of lease liabilities for continuing operations under the new lease standard (see Footnote 1) as of March 31, 2019, are as follows:

	Operating Leases	Finance Leases
2019 (Excludes three months ended March 31, 2019)	$124.7	$3.3
2020	136.2	4.3
2021	113.5	4.2
2022	97.8	3.3
2023	73.8	1.5
Thereafter	264.6	0.4

Total lease payments	810.6	17.0
Less: imputed interest	(125.2)	(1.7)

Present value of lease liabilities	$685.4	$15.3

See Footnote 2 for information on lease liabilities included in discontinued operations and held for sale.

Future minimum rental payments for operating leases, prior to the adoption of the new lease standard, with initial or remaining terms in excess of one year at December 31, 2018 for the consolidated Company are as follows:

Operating Leases
2019	$180.0
2020	144.0
2021	117.8
2022	97.7
2023	74.0
Thereafter	263.9

Total lease payments	$877.4

Rent expense under operating leases for continuing operations was $52.7 million during the three months ended March 31, 2018.

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Weighted-average shares outstanding	422.8	485.4
Share-based payment awards classified as participating securities (1)	0.2	0.6

Basic weighted-average shares outstanding	423.0	486.0
Dilutive securities (2)	—	—

Diluted weighted-average shares outstanding	423.0	486.0

(1)

For the three months ended March 31, 2019 and 2018, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.

(2)	The three months ended March 31, 2019 and 2018 excludes 0.4 million and 1.0 million, respectively, potentially dilutive share-based awards as their effect would be anti-dilutive.

At March 31, 2019, there were 2.3 million potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

At March 31, 2019, there were approximately 2.5 million shares of the Company’s common stock that had not been issued to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law (see Footnote 18).

Footnote 15 — Stockholders’ Equity and Share-Based Awards

During the three months ended March 31, 2019, the Company awarded 1.3 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $23.0 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2019, the Company also awarded 1.2 million time-based RSUs with an aggregate grant date fair value of $21.7 million. These time-based RSU’s entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the Company’s Stock Repurchase Program (“SRP”), the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During 2019, the Company has not repurchased any shares of its common stock under the SRP. At March 31, 2019, approximately $2.1 billion remains available to repurchase shares of its common stock under the SRP.

For the three months ended March 31, 2019 and 2018 dividends per share were $0.23.

Other

On March 14, 2019, the Company announced that Michael B. Polk, the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors (the “Board”), will retire from the Company at the end of the second quarter of 2019.

In connection with Mr. Polk’s retirement from the Company, on June 28, 2019 (the “Retirement Date”), the Company and Mr. Polk entered into a Retirement Agreement and General Release (the “Retirement Agreement”), pursuant to which, Mr. Polk agreed to a customary release and restrictive covenants. Pursuant to certain terms and conditions Mr. Polk’s unexercised 2011 stock options will remain exercisable until expiration in July 2021 consistent with the terms of the underlying option agreement. Additionally, Mr. Polk’s unvested performance-based RSUs awarded in February 2018 will continue to vest in February 2021 (subject to the satisfaction of applicable performance conditions) and a pro-rata portion of the RSUs awarded to Mr. Polk in February 2019, reflecting four months of service and totaling 45,724 RSUs, will continue to vest in February 2022 (subject to the satisfaction of applicable performance conditions).

Furthermore, Mr. Polk forfeited his unvested performance-based RSUs awarded in February 2017. The Company accounted for the treatment of his 2018 and 2019 awards as modification of his initial awards based on the terms and conditions of such awards. As such, the cumulative compensation expense of his 2017, 2018 and 2019 awards were reversed during the first quarter of 2019 while the fair value of the modified awards will be recognized as compensation expense over the contractual service period. During the first quarter of 2019, the Company recorded a net benefit of approximately $9.3 million based on the aforementioned terms and conditions of the Retirement Agreement. As of March 31, 2019, the unrecognized compensation of the modified awards was approximately $4.3 million, which will be recognized during the second quarter of 2019 upon the completion of Mr. Polk’s remaining service period.

Footnote 16 — Fair Value Disclosures

Recurring Fair Value Measurements

The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	March 31, 2019				December 31, 2018
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$16.5	$—	$16.5	$—	$26.2	$—	$26.2
Liabilities	—	(19.1)	—	(19.1)	—	(17.3)	—	(17.3)
Investment securities, including mutual funds	12.9	6.3	—	19.2	—	1.9	—	1.9

For publicly-traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. Other investment securities are primarily comprised of money market accounts that are classified as Level 2. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

During the first quarter of 2019, the Company acquired an equity investment for $18.3 million, which is traded on an active exchange and therefore has a readily determinable fair value. At March 31, 2019, the fair value of the equity investment was $12.9 million. For equity investments with readily determinable fair values held at March 31, 2019, we recorded $5.4 million of unrealized losses within other expense (income), net in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2019.

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets that are measured at fair value on a nonrecurring basis include property, plant and equipment, operating lease assets, goodwill, intangible assets and certain other assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s debt and derivative instruments are disclosed in Footnote 9 and Footnote 10, respectively.

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

The carrying value and estimated fair value measurement of assets held for sale are classified as Level 3, as the fair values utilize significant unobservable inputs (see Footnote 2).

Footnote 17 — Segment Information

The Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products

Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security products

Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended March 31, 2019
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$504.1	$626.6	$581.4	$—	$—	$—	$1,712.1
Operating income (loss) (2)	9.3	(1.5)	88.5	—	(70.4)	(10.9)	15.0
Other segment data:
Total segment assets	4,127.9	4,374.2	4,907.0	—	1,240.9	—	14,650.0

	Three Months Ended March 31, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$534.2	$669.7	$607.0	$0.6	$—	$—	$1,811.5
Operating income (loss) (2)	13.4	7.8	66.2	0.9	(109.3)	(5.4)	(26.4)

(1)	All intercompany transactions have been eliminated.
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

The following table disaggregates revenue by major product grouping and geography for the periods indicated (in millions):

	Three Months Ended March 31, 2019
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$329.5	$—	$—	$—	$329.5
Food	174.6	—	—	—	174.6
Connected Home and Security	—	84.1	—	—	84.1
Home Fragrance	—	196.7	—	—	196.7
Outdoor and Recreation	—	345.8	—	—	345.8
Baby and Parenting	—	—	236.2	—	236.2
Writing	—	—	345.2	—	345.2
Other	—	—	—	—	—

Total	$504.1	$626.6	$581.4	$—	$1,712.1

North America	$353.5	$439.7	$390.6	$—	$1,183.8
International	150.6	186.9	190.8	—	528.3

Total	$504.1	$626.6	$581.4	$—	$1,712.1

	Three Months Ended March 31, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$368.3	$—	$—	$—	$368.3
Food	165.9	—	—	—	165.9
Connected Home and Security	—	90.0	—	—	90.0
Home Fragrance	—	212.4	—	—	212.4
Outdoor and Recreation	—	367.3	—	—	367.3
Baby and Parenting	—	—	272.5	—	272.5
Writing	—	—	334.5	—	334.5
Other	—	—	—	0.6	0.6

Total	$534.2	$669.7	$607.0	$0.6	$1,811.5

North America	$356.6	$469.8	$394.4	$0.6	$1,221.4
International	177.6	199.9	212.6	—	590.1

Total	$534.2	$669.7	$607.0	$0.6	$1,811.5

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities.

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

The Company’s estimate of environmental remediation costs associated with these matters as of March 31, 2019, was $47.3 million, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to twenty PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” Then, by letter dated September 18, 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities. The letter affirms that U.S. EPA anticipates eventually offering cash-out settlements to a number of parties, and that it expects “that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the OU2 lower 8.3 mile remedial action.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

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

Frederick County, Virginia

In February 2019, Rubbermaid Commercial Products LLC, a subsidiary of the Company (“Rubbermaid Commercial Products”), was sued in Frederick County, Virginia by the Virginia Director of the Department of Environmental Quality and the State Air Pollution Control Board. The complaint alleged that Rubbermaid Commercial Products unlawfully constructed and operated certain equipment at one of its facilities prior to obtaining an air permit and failed to comply with certain reporting obligations under the permit once issued and sought unspecified civil penalties and injunctive relief.

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

As of March 31, 2019, the Company had approximately $66 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 19 — Subsequent Events

On May 1, 2019, the Company completed the sales of its Process Solutions and Rexair businesses for approximately $735 million in the aggregate, subject to customary working capital and other post-closing adjustments. The Company used some of the cash proceeds received on disposal to pay down short-term debt including approximately $269 million outstanding at March 31, 2019 under the Company’s Securitization Facility.

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

Business Strategy

In 2018, Newell Brands announced its Accelerated Transformation Plan, designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the company’s advantaged capabilities in innovation, design and e-commerce. The Accelerated Transformation Plan is designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including The Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”) and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company currently expects to complete the remaining divestitures by the end of 2019.

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

Divestitures

2019 Activity

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments.

On May 1, 2019, the Company sold its Process Solutions Business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments.

During the three months ended March 31, 2019, the Company recorded an impairment charge primarily related to goodwill and intangible assets totaling approximately $175 million, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2018 Activity

On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and other post-closing adjustments.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments.

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and other post-closing adjustments.

On December 21, 2018, the Company sold Jostens to a fund managed by Platinum Equity, LLC for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

On December 21, 2018, the Company sold Pure Fishing to a fund managed by Sycamore Partners L.P. for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

Ongoing Restructuring Initiatives

Accelerated Transformation Plan

The Company’s Accelerated Transformation Plan, which was initiated during the first quarter of 2018, was designed in part, to divest the Company’s industrial and commercial product assets and non-core consumer businesses. The Accelerated Transformation Plan also focuses on the realignment of the Company’s management structure and overall cost structure as a result of the completed and planned divestitures. Restructuring costs associated with the transformation plan include employee-related costs, including severance, retirement and other termination benefits, contract termination costs and other costs.

See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Impacts of Tariffs

The current U.S. presidential administration has implemented new U.S. tariffs that could impact the level of trade between the U.S and Canada, China, and the European Union in addition to global commerce in general. U.S. trading partners such as Canada, China and the European Union have responded by announcing retaliatory tariffs on some U.S. exports. Tariffs on imports into the U.S. and exports to Canada, China and the European Union will increase costs for the Company. The Company has been successful at negotiating an exception for most of the U.S. tariffs planned on baby gear, which represents a substantial portion of the Company’s tariff exposure. However, the U.S. government has announced its intention to increase some of the China tariffs from 10% to 25% if the negotiations with the Chinese government are not successful. The Company’s annualized gross tariff cost exposure from all these actions is estimated at approximately $86 million, which has been lowered from earlier projections because of the postponement of an increase on some of our products from 10% to 25% while the U.S. and China are in trade negotiations to resolve the dispute. Additionally, the Company is working to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. In addition, if the U.S. presidential administration were to extend the tariffs to additional categories of goods made in China it could have a significant impact on the Company.

Results of Operations

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2019	2018	Increase (Decrease)	% Change
Net sales	$1,712.1	$1,811.5	$(99.4)	(5.5)%
Cost of products sold	1,168.3	1,206.2	(37.9)	(3.1)

Gross profit	543.8	605.3	(61.5)	(10.2)
Selling general and administrative expenses (“SG&A”)	517.9	626.3	(108.4)	(17.3)
Restructuring costs, net	10.9	5.4	5.5	101.9

Operating income (loss)	15.0	(26.4)	41.4	156.8
Interest expense, net	80.2	116.1	(35.9)	(30.9)
Other expense (income), net	23.3	(1.4)	24.7	NMF

Loss before income taxes	$(88.5)	$(141.1)	$52.6	37.3

NMF – Not meaningful

The decrease in net sales for the three months ended March 31, 2019 was primarily due to a decline in sales across all segments of approximately 6%, inclusive of unfavorable changes in foreign currency (approximately 3%).

The decrease in cost of products sold for the three months ended March 31, 2019 was primarily driven by lower sales (approximately $36 million) and foreign currency translation (approximately $30 million), partially offset by the cost of sales impact of slightly lower gross profit margin products. Reported gross margin was 31.8% versus 33.4% in the prior year period. The change was primarily due to the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in SG&A for the three months ended March 31, 2019 was primarily due to a reduction in overhead costs (approximately $56 million) and foreign currency translation (approximately $11 million), as well as the benefits derived from cost savings initiatives.

The restructuring costs for the three months ended March 31, 2019 and 2018 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

Consolidated operating income (loss) as a percentage of net sales for the three months ended March 31, 2019 and 2018 was approximately 0.9% and (1.5%), respectively. The change is primarily due to benefits derived from cost savings initiatives and a reduction in overhead costs, partially offset by the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in interest expense for the three months ended March 31, 2019 was primarily due to lower debt levels. The weighted average interest rate for the three months ended March 31, 2019 and 2018 was approximately 4.5% and 4.2%, respectively.

See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended March 31,				Three Months Ended March 31,
(in millions)	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Food and Appliances	$504.1	$534.2	$(30.1)	(5.6)%	$9.3	$13.4	$(4.1)	(30.6)%
Home and Outdoor Living	626.6	669.7	(43.1)	(6.4)	(1.5)	7.8	(9.3)	(119.2)
Learning and Development	581.4	607.0	(25.6)	(4.2)	88.5	66.2	22.3	33.7
Other	—	0.6	(0.6)	NMF	—	0.9	(0.9)	(100.0)
Corporate	—	—	—	—	(70.4)	(109.3)	38.9	35.6
Restructuring	—	—	—	—	(10.9)	(5.4)	(5.5)	(101.9)

	$1,712.1	$1,811.5	$(99.4)	(5.5)	$15.0	$(26.4)	$41.4	156.8

Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018

Food and Appliances

The decrease in net sales for the three months ended March 31, 2019 was primarily due to lower promotional activity, unfavorable changes in foreign currency and weakness in Latin America, in part due to economic challenges and timing of sales, partially offset by improvements in the fresh preserving category.

Operating income (loss) as a percentage of net sales for the three months ended March 31, 2019 and 2018 was approximately 1.8% and 2.5%. The decrease was primarily driven by the unfavorable impact of lower sales and cost of goods inflation, partially offset by a decrease in SG&A.

Home and Outdoor Living

The decrease in net sales for the three months ended March 31, 2019 was primarily driven by lost distribution for Coleman at a key U.S. retailer, unfavorable changes in foreign currency and the exit of approximately 60 underperforming Yankee Candle retail stores.

Operating income (loss) as a percentage of net sales for the three months ended March 31, 2019 and 2018 was approximately (0.2)% and 1.2%, respectively. The decrease was primarily driven by the negative impact of lower sales and cost of goods inflation, partially offset by a decrease in SG&A.

Learning and Development

The decrease in net sales for the three months ended March 31, 2019 was primarily due to weakness in the baby gear category largely attributable to the liquidation of a major customer, which was announced in March 2018, partially offset by growth in the Writing business, in part due to U.S. strength largely driven by the Office channel.

Operating income (loss) as a percentage of net sales for the three months ended March 31, 2019 and 2018 was approximately 15.2% and 10.9%, respectively. The increase was due to a decrease in SG&A and productivity savings, partially offset by the gross profit impact of lower sales and a slight decrease in gross profit margin.

Liquidity and Capital Resources

Liquidity

At March 31, 2019, the Company had cash and cash equivalents of approximately $364 million, of which approximately $306 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, divestiture proceeds, access to capital markets, and availability under its Facility (defined hereafter) and Securitization Facility (defined hereafter) will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share and to pay down debt and debt maturities as they come due, to complete its ongoing restructuring initiatives and to invest in share repurchase.

Cash and cash equivalents increased as follows for the three months ended March 31, 2019 and 2018 (in millions):

Continuing Operations	2019	2018	Increase (Decrease)
Cash used in operating activities	$(212.3)	$(437.6)	$225.3
Cash used in investing activities	(63.8)	(69.6)	5.8
Cash provided by financing activities	145.6	474.9	(329.3)

Discontinued Operations
Cash provided by operating activities	$11.9	$35.9	$(24.0)
Cash used in investing activities	(11.9)	(35.7)	23.8
Cash used in financing activities	—	(0.2)	0.2

Total Company
Cash used in operating activities	$(200.4)	$(401.7)	$201.3
Cash used in investing activities	(75.7)	(105.3)	29.6
Cash provided by financing activities	145.6	474.7	(329.1)
Currency effect on cash and cash equivalents	(1.1)	5.6	(6.7)

Decrease in cash and cash equivalents	$(131.6)	$(26.7)	$(104.9)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities from continuing operations is in part due to favorable working capital primarily related to a decrease in payments to suppliers and other working capital improvements.

Cash Flows from Investing Activities

The change in cash used in investing activities from continuing operations was primarily due to a decrease in capital expenditures. For the three months ended March 31, 2019 and 2018, capital expenditures from continuing operations were $45.7 million and $59.2 million, respectively.

Cash Flows from Financing Activities

The change in net cash provided by financing activities from continuing operations was primarily due to the period-over-period decrease in borrowings on short-term debt (approximately $81 million) and an increase in payments of the current portion of long-term debt (approximately $268 million).

CAPITAL RESOURCES

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At March 31, 2019, there was approximately $259 million commercial paper outstanding, there were approximately $28 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $1.0 billion. (See Footnote 9 of the Notes to Condensed Consolidated Financial Statements).

The Company maintains a $950 million receivables purchase agreement that matures in October 2019 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At March 31, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At March 31, 2019, net availability under the Facility was approximately $500 million. (See Footnote 9 of the Notes to Condensed Consolidated Financial Statements).

The Company was not in default of any of its debt covenants at March 31, 2019.

At March 31, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. (See Footnote 18 of the Notes to Condensed Consolidated Financial Statements). At March 31, 2019, the Company has accrued approximately $171 million of unpaid consideration related to these former shares of Jarden common stock.

Subsequent Events

On May 1, 2019, the Company completed the sales of its Process Solutions and Rexair businesses for approximately $735 million in the aggregate, subject to customary working capital and other post-closing adjustments. The Company used some of the cash proceeds received on disposal to pay down short term debt including approximately $269 million outstanding at March 31, 2019 under the Company’s Securitization Facility.

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

Fair Value Hedges

At March 31, 2019, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2019, the Company had approximately $383 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2019, the Company had approximately $925 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments as of March 31, 2019 (in millions):

March 31, 2019
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$4.3
Fair value hedges:
Interest rate swaps	(6.0)
Derivatives not designated as effective hedges:
Foreign currency contracts	0.4
Commodity contracts	(1.3)

Total	$(2.6)

Forward-Looking Statements

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,”, “explore”, “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of our customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	future events that could adversely affect the value of our assets and/or stock price and require additional impairment charges;

•	the Company’s ability to remediate the material weakness in our internal control over financial reporting and maintain effective internal control reporting;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	risks related to our substantial indebtedness, a potential increase in interest rates or changes in our credit ratings;

•	the Company’s ability to effectively accelerate our transformation plan and to execute our divestitures of the remaining assets held for sale;

•	the Company’s ability to complete planned acquisitions and divestitures, to integrate acquisitions and to offset unexpected costs or expenses associated with acquisitions or dispositions;

•	changes in the prices of raw materials and sourced products and our ability to obtain raw materials and sourced products in a timely manner;

•	the risks inherent to our foreign operations, including foreign exchange fluctuations, exchange controls and pricing restrictions;

•	a failure of one of our key information technology systems, networks, processes or related controls or those of our service providers;

•

the impact of United States and foreign regulations on our operations, including the escalation of tariffs on imports into the U.S. and exports to Canada, China and the European Union and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect intellectual property rights;

•	significant increases in the funding obligations related to our pension plans; and

•	other factors listed from time to time in our filings with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2019, due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We continue to have a material weakness in our internal control over financial reporting as disclosed in Management’s Assessment of Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) in that the Company did not design and maintain effective controls over the accounting for the impact of the divestitures. Specifically, the Company did not design and maintain effective controls to ensure that deferred taxes were included completely and accurately in the carrying values of assets held for sale and that the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure that the current and noncurrent classification of assets and liabilities held for sale was accurate.

During the first quarter of 2019, management identified that the Company did not maintain effective controls to ensure changes in the underlying data utilized in determining the estimated fair value were complete and accurate and to ensure that the expected form of sale of the disposal groups were appropriately reflected in the Company’s impairment assessments prior to filing the 2018 Form 10-K.

Collectively, these deficiencies resulted in the revision of the Company’s Consolidated Financial Statements for the year ended December 31, 2018, and adjustments to the assets and liabilities held for sale; loss from discontinued operations, net of tax; net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018 as well as the income tax benefit to continuing operations; loss from continuing operations and loss from discontinued operations, net of tax for the quarter and year ended December 31, 2018; assets and liabilities held for sale and other balance sheet accounts primarily deferred income taxes at December 31, 2018 as well as in the current and noncurrent classification of assets and liabilities held for sale in the prior year balance sheet as presented in the December 31, 2018 financial statements. Additionally, any of these control deficiencies could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that these control deficiencies constitute a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019.

Remediation Plan

Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls over the inputs used in divestiture calculations as follows:

•	enhancing the level of review of deferred tax balances for each business held for sale;

•	supplementing the review of deferred tax balances by legal entity to ensure proper presentation for financial reporting purposes;

•	enhancing the held for sale footnote reconciliation process; and

•	enhancing the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment assessment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2019:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	—	$—	—	$2,096,216,000
February	131,469	21.64	—	$2,096,216,000
March	4,656	21.46	—	$2,096,216,000

Total	136,125	$21.63	—

(1)

Under the Company’s share repurchase program (“SRP”), the Company may repurchase shares of its common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing SRP. Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019.

(2)

All shares during the three months ended March 31, 2019, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1†	2019 Long-Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2019).

10.2†	Retirement Agreement and General Release, dated as of February 18, 2019, by and between Newell Brands Inc. and William A. Burke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2019).

10.3†	Form of 2019 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.4*†	Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated March 8, 2019.

10.5*†	Relocation Repayment Agreement and Letter Agreement dated March 13, 2019 between Newell Brands Inc. and Bradford R. Turner.

10.6	Sixth Omnibus Amendment, dated as of March 14, 2019, by and among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Managing Agents named therein, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association, as Issuing Lender, to Loan and Servicing Agreement, dated as of October 3, 2016, and Receivables Contribution and Sale Agreement, dated as of October 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2019).

10.7†	Retirement Agreement and General Release, dated as of March 21, 2019, by and between Newell Brands Inc. and Michael B. Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2019).

10.8*†	Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated May 26, 2018.

10.9*†	Retention Bonus Agreement and Letter Agreement dated May 16, 2018, between Newell Brands Inc. and Russell Torres.

10.10*†	Relocation Repayment Agreement dated November 26, 2018 between Newell Brands Inc. and Christopher H. Peterson.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith
†	Represents management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC.
Registrant

Date:	May 8, 2019	/s/ Christopher H. Peterson
Christopher H. Peterson
Executive Vice President, Chief Financial Officer

Date:	May 8, 2019	/s/ Robert A. Schmidt
Robert A. Schmidt
Senior Vice President, Chief Accounting Officer