Form 10-Q
period 2019-06-30
NEWELL BRANDS INC
filed 2019-08-02
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as July 31, 2019: 423.4 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$2,116.5	$2,201.6	$3,828.6	$4,013.1
Cost of products sold	1,369.9	1,426.8	2,538.2	2,633.0
Gross profit	746.6	774.8	1,290.4	1,380.1
Selling, general and administrative expenses	558.9	613.6	1,076.8	1,239.9
Restructuring costs, net	6.7	45.7	17.6	51.1
Impairment of goodwill, intangibles and other assets	2.9	31.6	2.9	31.6
Operating income	178.1	83.9	193.1	57.5
Non-operating expenses:
Interest expense, net	78.2	120.5	158.4	236.6
Other expense (income), net	0.2	(13.2)	23.5	(14.6)
Income (loss) before income taxes	99.7	(23.4)	11.2	(164.5)
Income tax expense (benefit)	16.7	53.0	—	(33.4)
Income (loss) from continuing operations	83.0	(76.4)	11.2	(131.1)
Income (loss) from discontinued operations, net of tax	6.8	208.1	(72.6)	316.1
Net income (loss)	$89.8	$131.7	$(61.4)	$185.0
Weighted average shares outstanding:
Basic	423.3	486.2	423.3	486.1
Diluted	423.5	486.2	423.6	486.1
Earnings per share:
Basic:
Income (loss) from continuing operations	$0.20	$(0.16)	$0.03	$(0.27)
Income (loss) from discontinued operations	0.01	0.43	(0.17)	0.65
Net income (loss)	$0.21	$0.27	$(0.14)	$0.38
Diluted:
Income (loss) from continuing operations	$0.20	$(0.16)	$0.03	$(0.27)
Income (loss) from discontinued operations	0.01	0.43	(0.17)	0.65
Net income (loss)	$0.21	$0.27	$(0.14)	$0.38
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income (loss):
Net income	$89.8	$131.7	$(61.4)	$185.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	24.6	(222.3)	22.5	(158.2)
Unrecognized pension and postretirement costs	(10.5)	(7.6)	(23.7)	(23.9)
Derivative financial instruments	1.1	14.0	(7.3)	17.6
Total other comprehensive income (loss), net of tax	15.2	(215.9)	(8.5)	(164.5)
Comprehensive income (loss)	$105.0	$(84.2)	$(69.9)	$20.5
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$624.5	$495.7
Accounts receivable, net	1,769.0	1,850.7
Inventories	1,845.2	1,583.1
Prepaid expenses and other	277.3	275.6
Current assets held for sale	2,545.7	3,535.2
Total current assets	7,061.7	7,740.3
Property, plant and equipment, net	923.1	925.6
Operating lease assets, net	646.0	—
Goodwill	2,966.3	2,970.2
Other intangible assets, net	5,496.0	5,579.6
Deferred income taxes	234.1	179.7
Other assets	339.1	327.0
Total assets	$17,666.3	$17,722.4
Liabilities:
Accounts payable	$1,083.8	$1,019.5
Accrued compensation	144.4	159.1
Other accrued liabilities	1,326.2	1,180.7
Short-term debt and current portion of long-term debt	43.4	318.7
Current liabilities held for sale	538.0	734.8
Total current liabilities	3,135.8	3,412.8
Long-term debt	6,707.8	6,696.3
Deferred income taxes	1,024.9	991.0
Long-term operating lease liabilities	572.7	—
Other noncurrent liabilities	1,220.5	1,369.1
Total liabilities	12,661.7	12,469.2
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2019 and December 31, 2018)	—	—
Common stock (800 authorized shares, $1.00 par value 446.9 shares and 446.1 shares issued at June 30, 2019 and December 31, 2018, respectively)	446.9	446.1
Treasury stock, at cost (23.5 and 23.3 shares at June 30, 2019 and December 31, 2018, respectively)	(589.2)	(584.7)
Additional paid-in capital	8,605.0	8,781.1
Retained deficit	(2,572.2)	(2,511.3)
Accumulated other comprehensive loss	(921.3)	(912.8)
Stockholders’ equity attributable to parent	4,969.2	5,218.4
Stockholders’ equity attributable to noncontrolling interests	35.4	34.8
Total stockholders’ equity	5,004.6	5,253.2
Total liabilities and stockholders’ equity	$17,666.3	$17,722.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(61.4)	$185.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	174.3	254.8
Impairment of goodwill, intangibles and other assets	188.6	485.6
(Gain) loss from sale of businesses	1.9	(461.8)
Deferred income taxes	(37.7)	(37.9)
Stock-based compensation expense	20.3	37.7
Loss on change in fair value of investments	17.9	—
Other, net	2.6	2.4
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	74.8	(111.2)
Inventories	(294.6)	(250.3)
Accounts payable	41.4	(214.0)
Accrued liabilities and other	(137.2)	(280.8)
Net cash used in operating activities	(9.1)	(390.5)
Cash flows from investing activities:
Proceeds from sale of divested businesses	739.8	2,665.4
Capital expenditures	(115.2)	(201.0)
Other investing activities	(2.2)	(4.0)
Net cash provided by investing activities	622.4	2,460.4
Cash flows from financing activities:
Net short-term debt	(10.3)	(18.1)
Payments on current portion long-term debt	(268.2)	—
Payments on long-term debt	(5.4)	(1.4)
Debt issuance and extinguishment costs	(2.7)	—
Cash dividends	(195.3)	(224.9)
Equity compensation activity and other, net	(4.1)	(18.5)
Net cash used in financing activities	(486.0)	(262.9)
Exchange rate effect on cash and cash equivalents	1.5	(13.3)
Increase in cash and cash equivalents	128.8	1,793.7
Cash and cash equivalents at beginning of period	495.7	485.7
Cash and cash equivalents at end of period	$624.5	$2,279.4
Supplemental disclosures:
Net cash provided by discontinued operating activities	$24.4	$88.3
Net cash provided by discontinued investing activities	715.4	2,581.7
Capital expenditures for discontinued operations	(24.9)	(84.3)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2019	$446.5	$(587.7)	$8,688.1	$(2,662.0)	$(936.5)	$4,948.4	$34.7	$4,983.1
Comprehensive income (loss)	—	—	—	89.8	15.2	105.0	—	105.0
Dividends declared on common stock	—	—	(98.2)	—	—	(98.2)	—	(98.2)
Equity compensation, net of tax	0.4	(1.5)	15.1	—	—	14.0	—	14.0
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	0.7	0.7
Balance at June 30, 2019	$446.9	$(589.2)	$8,605.0	$(2,572.2)	$(921.3)	$4,969.2	$35.4	$5,004.6
Balance at December 31, 2018	$446.1	$(584.7)	$8,781.1	$(2,511.3)	$(912.8)	$5,218.4	$34.8	$5,253.2
Comprehensive income (loss)	—	—	—	(61.4)	(8.5)	(69.9)	—	(69.9)
Dividends declared on common stock	—	—	(195.9)	—	—	(195.9)	—	(195.9)
Equity compensation, net of tax	0.8	(4.5)	19.8	—	—	16.1	—	16.1
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	0.5	—	0.5	—	0.5
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	0.6	0.6
Balance at June 30, 2019	$446.9	$(589.2)	$8,605.0	$(2,572.2)	$(921.3)	$4,969.2	$35.4	$5,004.6

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2018	$508.8	$(580.2)	$10,371.5	$4,542.5	$(711.7)	$14,130.9	$36.4	$14,167.3
Comprehensive income (loss)	—	—	—	131.7	(215.9)	(84.2)	—	(84.2)
Dividends declared on common stock	—	—	—	(112.3)	—	(112.3)	—	(112.3)
Equity compensation, net of tax	0.5	(4.1)	27.5	—	—	23.9	—	23.9
Impact of adoption due to change in accounting standard	—	—	—	62.6	(62.6)	—	—	—
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	(3.5)	(3.5)
Balance at June 30, 2018	$509.3	$(584.3)	$10,399.0	$4,624.5	$(990.2)	$13,958.3	$32.9	$13,991.2
Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3
Comprehensive income (loss)	—	—	—	185.0	(164.5)	20.5	—	20.5
Dividends declared on common stock	—	—	—	(224.8)	—	(224.8)	—	(224.8)
Equity compensation, net of tax	1.2	(10.8)	37.0	—	—	27.4	—	27.4
Impact of adoption due to change in accounting standard	—	—	—	53.1	(62.6)	(9.5)	—	(9.5)
Portion of net (income) loss attributable to non-controlling interests	—	—	—	—	—	—	(3.7)	(3.7)
Balance at June 30, 2018	$509.3	$(584.3)	$10,399.0	$4,624.5	$(990.2)	$13,958.3	$32.9	$13,991.2
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
Discontinued Operations
During 2018, the Company implemented the Accelerated Transformation Plan, which was designed in part to rationalize the organization and its portfolio of products. Pursuant to the Accelerated Transformation Plan, a number of the Company’s businesses were designated for disposal. These businesses have been classified as discontinued operations as these businesses together represent a strategic shift that has a major effect on the Company’s operations and financial results (see Footnotes 2 and 19). Prior periods have been reclassified to conform with the current presentation.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and six months ended June 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.
ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact, including early adoption, that adoption of ASU 2018-15 will have on its consolidated financial statements. The Company is designing processes and the appropriate internal controls to ensure its readiness for adoption. The Company is currently evaluating certain global strategic business decisions within its procurement and sales functions including engaging software solution implementation partners, which will require the Company to incur costs associated with cloud computing arrangements as early as the third quarter of fiscal 2019. At this time, it is too early to determine the amount of fees that would qualify to be capitalized pursuant to ASU 2018-15.

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
Adoption of New Accounting Guidance
The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards and updated accounting policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 prospectively starting on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance that includes not to reassess historical lease classification, and not to recognize short-term leases on our balance sheet, nor separate lease and non-lease components for all its leases. In addition, the Company used hindsight to determine the lease term and applied its incremental borrowing rate based on the remaining term of the lease as of the adoption date. The impact upon adoption, related to operating leases in continuing operations, as of January 1, 2019, resulted in the recognition of right-of-use assets of approximately $629 million, lease liabilities of approximately $687 million and a cumulative-effect adjustment on retained deficit of approximately $0.5 million the Company's condensed consolidated balance sheet.

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

Updated Significant Accounting Policies Since the 2018 Annual Report on Form 10-K

Goodwill and Other Indefinite-Lived Intangible Assets
The Company has historically performed its annual goodwill and indefinite-lived intangible assets assessment as of the first day of the third fiscal quarter of each year (July 1). During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment assessment from July 1 to December 1.
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

Sales of Accounts Receivables

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $201 million under the new agreement during the second quarter of 2019. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense (income), net in the Condensed Consolidated Statement of Operations.

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

	As of December 31, 2018
	As Previously Reported	Revision	As Revised	Reclassification	As Re-classed
Prepaid expenses and other	$278.0	$(2.4)	$275.6	$—	$275.6
Current assets held for sale	3,541.3	(6.1)	3,535.2	—	3,535.2
Total current assets	7,748.8	(8.5)	7,740.3	—	7,740.3
Deferred income taxes (noncurrent assets)	165.2	14.5	179.7	—	179.7
Total assets	17,716.4	6.0	17,722.4	—	17,722.4
Other accrued liabilities	1,182.3	(0.8)	1,181.5	(0.8)	1,180.7
Current liabilities held for sale	650.4	100.4	750.8	(16.0)	734.8
Total current liabilities	3,330.0	99.6	3,429.6	(16.8)	3,412.8
Deferred income taxes (liabilities)	1,041.8	(66.7)	975.1	15.9	991.0
Other noncurrent liabilities	1,370.5	(2.3)	1,368.2	0.9	1,369.1
Total liabilities	12,438.6	30.6	12,469.2	—	12,469.2
Retained deficit	(2,486.7)	(24.6)	(2,511.3)	—	(2,511.3)
Stockholders’ equity attributable to parent	5,243.0	(24.6)	5,218.4	—	5,218.4
Total stockholders’ equity	5,277.8	(24.6)	5,253.2	—	5,253.2
Total liabilities and stockholders’ equity	17,716.4	6.0	17,722.4	—	17,722.4

	For the year ended December 31, 2018
Income Statement Classification	As Previously Reported	Revision	As Revised
Income (loss) from discontinued operations, net of tax	$(128.3)	$(24.6)	$(152.9)
Net income (loss)	(6,917.9)	(24.6)	(6,942.5)
Earnings per share:
Basic:
Income (loss) from continuing operations	$(14.33)	$—	$(14.33)
Income (loss) from discontinued operations	(0.27)	(0.05)	(0.32)
Net income (loss)	$(14.60)	$(0.05)	$(14.65)
Diluted:
Income (loss) from continuing operations	$(14.33)	$—	$(14.33)
Income (loss) from discontinued operations	(0.27)	(0.05)	(0.32)
Net income (loss)	$(14.60)	$(0.05)	$(14.65)

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

Other Items

At June 30, 2019, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During the three months ended March 31, 2019, the Company recorded an other-than-temporary-impairment of approximately $11.7 million. Prior to the other-than-temporary impairment FireAngel experienced a decline in its share price. In addition, during March of 2019, FireAngel publicly disclosed its intentions to raise capital through a public offering at a price per share below our investment’s basis. The Company concluded these facts were indicative of an other-than-temporary-impairment and recorded the charge within other expense (income), net in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2019. During the second quarter of 2019, the Company participated in FireAngel’s public offering to maintain its equity interest. The Company’s carrying value of its investment in FireAngel was $4.6 million as of June 30, 2019.

On March 3, 2018, the Company terminated its distribution agreement with FireAngel. During the three and six months ended June 30, 2018, the Company’s related party sales to FireAngel were nil and $7.5 million, respectively. There have been no related party sales since the termination of the distribution agreement.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including its Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including its Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018 and 2019, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Process Solutions, Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rexair and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company currently expects to complete the remaining divestitures by the end of 2019 (see Footnote 19).

The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$455.8	$1,527.2	$996.7	$2,733.1
Cost of products sold	312.7	934.5	691.5	1,740.3
Selling, general and administrative expenses	65.8	260.0	142.5	514.1
Restructuring costs, net	1.3	2.5	1.3	5.0
Impairment of goodwill, intangibles and other assets	11.0	454.0	185.7	454.0
Operating income (loss)	65.0	(123.8)	(24.3)	19.7
Non-operating expense (income)	5.9	(461.4)	2.7	(461.0)
Income (loss) before income taxes	59.1	337.6	(27.0)	480.7
Income tax expense (benefit)	52.3	129.5	45.6	164.6
Net income (loss)	$6.8	$208.1	$(72.6)	$316.1

Held for Sale
The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the condensed consolidated balance sheets as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Accounts receivable, net	$331.6	$411.7
Inventories	218.1	338.7
Prepaid expenses and other	19.7	42.8
Property, plant and equipment, net	304.1	515.9
Operating lease assets, net	41.6	—
Goodwill	880.9	942.4
Other intangible assets, net	741.0	1,270.8
Other assets	8.7	12.9
Current assets held for sale	$2,545.7	$3,535.2

Accounts payable	$180.1	$256.7
Accrued compensation	38.2	57.0
Other accrued liabilities	145.0	154.3
Deferred income taxes	137.1	251.7
Operating lease liabilities	29.3	—
Other liabilities	8.3	15.1
Current liabilities held for sale	$538.0	$734.8

2019 Divestiture Activity

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the Company recorded a pre-tax gain of $5.6 million, which is included in the income (loss) from discontinued operations.
On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the Company recorded a pre-tax loss of $22.0 million, which is included in the income (loss) from discontinued operations.

On June 4, 2019, the Company entered into a definitive agreement to sell its U.S. Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary adjustments for working capital and other post-closing adjustments. The Company expects the transaction to be completed in the second half of 2019, subject to certain customary conditions, including regulatory approvals.

During the three and six months ended June 30, 2019, the Company recorded impairment charges totaling $11.0 million and $186 million respectively, which are included in the income (loss) from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2018 Divestiture Activity
On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball, for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax loss of $136 million, which is included in the income (loss) from discontinued operations.
On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax gain of approximately $600 million, which is included in the income (loss) from discontinued operations.
On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, LLC for approximately $110 million, subject to customary working capital and other post-closing adjustments.
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
Footnote 3 — Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component net of tax for the six months ended June 30, 2019 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2018	$(492.6)	$(398.1)	$(22.1)	$(912.8)
Other comprehensive loss income before reclassifications	17.1	(26.9)	(3.3)	(13.1)
Amounts reclassified to earnings	5.4	3.2	(4.0)	4.6
Net current period other comprehensive loss	22.5	(23.7)	(7.3)	(8.5)
Balance at June 30, 2019	$(470.1)	$(421.8)	$(29.4)	$(921.3)

For the three and six months ended June 30, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $2.2 million and $3.4 million, respectively, and $4.2 million and $6.9 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other expense (income), net. For the three and six months ended June 30, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (income) expense of $(1.0) million and $6.2 million, respectively, and $(5.2) million and $19.3 million, respectively (see Footnote 10). The amounts reclassified to earnings from cumulative translation adjustment is due to divestitures (see Footnote 2).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency translation adjustments	$0.1	$(8.4)	$(0.1)	$(0.5)
Unrecognized pension and postretirement costs	3.7	4.0	7.5	8.0
Derivative financial instruments	(0.1)	(9.8)	2.2	(10.0)
Income tax (provision) benefit related to OCI	$3.7	$(14.2)	$9.6	$(2.5)

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
Restructuring Costs
Restructuring costs incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Food and Appliances	$2.2	$3.3	$4.0	$3.9
Home and Outdoor Living	2.0	19.7	4.5	20.5
Learning and Development	0.9	1.8	4.7	3.9
Corporate	1.6	20.9	4.4	22.8
	$6.7	$45.7	$17.6	$51.1

Restructuring costs incurred during the three and six months ended June 30, 2019 and 2018 primarily relate to the Accelerated Transformation Plan and Jarden Integration.
Accrued restructuring costs activity for the six months ended June 30, 2019 are as follows (in millions):

	Balance at December 31, 2018	Restructuring Costs, Net	Payments	Reclassification (1)	Foreign Currency and Other	Balance at June 30, 2019
Employee severance, termination benefits and relocation costs	$20.6	$11.3	$(19.9)	$—	$(0.8)	$11.2
Exited contractual commitments and other	46.6	6.3	(14.7)	(13.6)	(0.5)	24.1
	$67.2	$17.6	$(34.6)	$(13.6)	$(1.3)	$35.3

(1)	Reclassification due to the adoption of ASU 2016-02 (see Footnote 1)
Footnote 5 — Inventories
Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Raw materials and supplies	$224.5	$215.5
Work-in-process	134.2	130.7
Finished products	1,486.5	1,236.9
	$1,845.2	$1,583.1

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Land	$69.7	$69.9
Buildings and improvements	484.3	479.1
Machinery and equipment	1,579.3	1,575.1
	2,133.3	2,124.1
Less: Accumulated depreciation	(1,210.2)	(1,198.5)
	$923.1	$925.6

Depreciation expense for continuing operations was $41.4 million and $39.3 million for the three months ended June 30, 2019 and 2018, respectively, and $81.2 million and $81.6 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense for discontinued operations was nil and $7.4 million for the three months ended June 30, 2019 and 2018, respectively, and nil and $33.1 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense was nil for 2019 as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.
During the three and six months ended June 30, 2018, the Company recorded $31.6 million of impairment charges on certain other assets, the majority of which relate to the Home and Fragrance business in the Home and Outdoor Living segment.
Footnote 7 — Goodwill and Other Intangible Assets, Net
Goodwill activity for the six months ended June 30, 2019 is as follows (in millions):

			June 30, 2019
Segment	Net Book Value at December 31, 2018	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Food and Appliances	$211.2	$0.1	$2,097.5	$(1,886.2)	$211.3
Home and Outdoor Living	163.8	—	2,148.8	(1,985.0)	163.8
Learning and Development	2,595.2	(4.0)	3,437.2	(846.0)	2,591.2
	$2,970.2	$(3.9)	$7,683.5	$(4,717.2)	$2,966.3

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$4,089.9	$—	$4,089.9	$4,093.0	$—	$4,093.0	N/A
Trade names — other	170.9	(43.5)	127.4	170.5	(36.5)	134.0	2-15
Capitalized software	531.3	(375.3)	156.0	520.0	(348.1)	171.9	3-12
Patents and intellectual property	134.2	(89.3)	44.9	136.4	(79.2)	57.2	3-14
Customer relationships and distributor channels	1,269.9	(212.9)	1,057.0	1,269.7	(180.9)	1,088.8	3-30
Other	109.0	(88.2)	20.8	109.0	(74.3)	34.7	3-5
	$6,305.2	$(809.2)	$5,496.0	$6,298.6	$(719.0)	$5,579.6

Amortization expense for intangible assets for continuing operations was $46.0 million and $48.8 million for the three months ended June 30, 2019 and 2018, respectively, and $93.1 million and $98.6 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets for discontinued operations was nil and $9.5 million for the three months ended June 30, 2019 and 2018, respectively, and nil and $41.5 million for the six months ended June 30, 2019 and 2018, respectively. Amortization expense was nil for 2019 as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

The Company has historically performed its annual goodwill impairment assessment as of the first day of the third fiscal quarter of each year (July 1). During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment assessment from July 1 to December 1. The change was made to more closely align the impairment assessment date with the Company’s annual planning and budgeting process as well as its long-term planning and forecasting process. The Company has determined this change in accounting principle is preferable and will not affect the consolidated financial statements. Pursuant to the authoritative accounting literature, in 2019 the Company will perform an impairment assessment as of the first day of its third fiscal quarter of 2019 (July 1) as well as December 1 to ensure that the change in impairment assessment date did not delay or avoid an impairment charge.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
Customer accruals	$501.5	$535.8
Accruals for manufacturing, marketing and freight expenses	38.4	34.3
Accrued self-insurance liabilities, contingencies and warranty	120.9	123.3
Operating lease liabilities	128.3	—
Accrued income taxes	94.5	165.2
Accrued interest expense	71.1	72.9
Other	371.5	249.2
	$1,326.2	$1,180.7

Footnote 9 — Debt
Debt comprised of the following as of the dates indicated (in millions):

	June 30, 2019	December 31, 2018
2.60% senior notes due 2019	$—	$267.3
4.70% senior notes due 2020	304.7	304.6
3.15% senior notes due 2021	93.5	97.5
3.75% senior notes due 2021	348.5	353.2
4.00% senior notes due 2022	249.2	249.0
3.85% senior notes due 2023	1,741.8	1,740.8
5.00% senior notes due 2023	309.0	310.0
4.00% senior notes due 2024	496.7	496.4
3.90% senior notes due 2025	90.4	90.3
4.20% senior notes due 2026	1,985.4	1,984.5
5.375% senior notes due 2036	416.0	415.8
5.50% senior notes due 2046	657.2	657.2
Other debt	58.8	48.4
Total debt	6,751.2	7,015.0
Short-term debt and current portion of long-term debt	(43.4)	(318.7)
Long-term debt	$6,707.8	$6,696.3

Senior Notes
In March 2019, the Company repaid the entire principal amount outstanding of its 2.60% senior notes due 2019 upon maturity.
The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At June 30, 2019, $0.6 million of deferred loss have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.
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

Receivables Facility

In connection with entering into the Customer Receivables Purchase Agreement, the Company amended its existing receivables purchase agreement (the “Securitization Facility”) on June 18, 2019 to remove certain customer receivables which are subject to the Customer Receivables Purchase Agreement. As a result of the amendment, the parties reduced the aggregate commitment under the Securitization Facility from $950 million to $700 million. The Securitization Facility matures in October 2019 and bears interest at a margin over a variable interest rate. At June 30, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively.

The Company used a portion of the cash proceeds received from the disposal of the Process Solutions and Rexair businesses (see Footnote 2) to pay down short-term debt, including approximately $269 million outstanding under the Company’s Securitization Facility at March 3, 2019.
Other
The fair values of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,762.5	$6,692.4	$6,911.2	$6,966.6

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
Fair Value Hedges
At June 30, 2019, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts
The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During 2018, all the Company’s cross-currency interest rate swaps matured. As such, there were no cross-currency swaps outstanding at June 30, 2019 and December 31, 2018. The cross-currency interest rate swaps were intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2019, the Company had approximately $284 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2019, the Company had approximately $758 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other expense (income), net.
Commodity Contracts
From time to time the Company may enter into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At June 30, 2019, the Company had approximately $6.7 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.
The following table presents the fair value of derivative financial instruments as of the dates indicated (in millions):

	June 30, 2019		December 31, 2018
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$5.8	$2.2	$13.3	$0.7
Commodity contracts	—	0.3	—	—
Fair value hedges:
Interest rate swaps	5.1	2.1	—	11.5
Derivatives not designated as effective hedges:
Foreign currency contracts	6.4	6.5	12.9	4.2
Commodity contracts	—	—	—	0.9
Total	$17.3	$11.1	$26.2	$17.3

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and current and non-current liabilities

The following tables present gain and loss activity (on a pretax basis) for the three and six months ended June 30, 2019 and 2018 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1.6)	$—	$(1.9)
Foreign currency contracts	Net sales and cost of products sold	1.6	2.6	15.3	(6.1)
Commodity contracts	Cost of products sold	0.5	—	—	—
Cross-currency swaps	Other expense (income), net	—	—	1.7	1.8
Total		$2.1	$1.0	$17.0	$(6.2)

		Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3.1)	$—	$(3.8)
Foreign currency contracts	Net sales and cost of products sold	(4.5)	8.3	10.0	(12.5)
Commodity contracts	Cost of products sold	(0.1)	—	—	—
Cross-currency swaps	Other expense (income), net	—	—	(1.7)	(3.0)
Total		$(4.6)	$5.2	$8.3	$(19.3)
(a) Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
At June 30, 2019, deferred net gains of approximately $7.2 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and six months ended June 30, 2019, the Company recognized income (expense) of $(4.1) million and $(9.7) million, respectively, in other expense (income) , net, related to derivatives that are not designated as hedging instruments. During the three and six months ended June 30, 2018, the Company recognized income (expense) of $6.5 million and $(3.1) million, respectively, in other expense (income), net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.
Footnote 11 — Employee Benefit and Retirement Plans
The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$0.2	$0.2	$1.4	$1.3
Interest cost	12.2	11.6	3.1	3.1
Expected return on plan assets	(14.8)	(16.8)	(3.2)	(3.9)
Amortization, net	3.9	5.3	0.6	0.7
Net periodic pension cost	$1.5	$0.3	$1.9	$1.2

	Six Months Ended June 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$0.3	$0.4	$2.9	$2.7
Interest cost	24.5	23.2	6.3	6.4
Expected return on plan assets	(29.6)	(33.7)	(6.5)	(7.9)
Amortization, net	7.7	10.7	1.2	1.3
Net periodic pension cost	$2.9	$0.6	$3.9	$2.5

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.4	0.4	0.9	0.9
Amortization, net	(2.3)	(2.5)	(4.7)	(5.1)
Net periodic expense	$(1.8)	$(2.1)	$(3.7)	$(4.1)

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three and six month periods ended June 30, 2019 was 16.8% and nil compared to (226.5)% and 20.3% for the three-month and six-month periods ended June 30, 2018, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2019 was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings. Income tax expense for the three-month and six-month period ended June 30, 2019 included a discrete tax benefit of $(13.2) million for a withholding tax refund received from Switzerland by the Company and $(10.7) million related to change in tax status of certain entities in various non-U.S. jurisdictions, offset by discrete tax expense of $14.4 million for excess book deductions for equity-based compensation and $4.6 million for the accrual of interest related to the Company’s uncertain tax liabilities. In addition, income tax expense for the six-month period ended June 30, 2019 included discrete tax adjustments of $(10.1) million for certain state tax return to provision adjustments offset by tax expense of $3.8 million for additional interest related to uncertain tax liabilities.

The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2018 was primarily resulting from the geographic mix of where the income was earned, certain taxable income inclusion items in the U.S. based on foreign earnings, and the generation of excess foreign tax credits. In addition, income tax expense for the three-month and six-month period ended June 30, 2018 included a discrete tax benefit of $(0.7) million for return to provision adjustments, offset by tax expense of $3.8 million for interest related to the Company’s uncertain tax liabilities and $11.0 million for excess book deductions related to equity-based compensation. In addition, income tax expense for the six-month period ended June 30, 2018 included discrete tax adjustments of $(69.4) million for a reduction in valuation allowance related to the Company's operations in France, $(5.2) million for excess tax deductions related to equity-based compensation, and $(6.8) million related to the change in tax status of certain non-U.S. operations, offset by $26.1 million of tax expense for related to certain tax audits in Europe and $2.2 million of interest related to uncertain tax liabilities.
On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.
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
The Company also has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Additionally, for certain non-real estate leases, the portfolio approach is used to effectively account for the operating lease assets and liabilities.
Supplemental condensed consolidated balance sheet information related to leases for the period indicated, is as follows (in millions):

	Classification	June 30, 2019
Assets
Operating leases	Operating lease assets, net	$646.0
Finance leases	Property, plant and equipment, net (1)	17.6
Total lease assets		$663.6
Liabilities
Current
Operating leases	Other accrued liabilities	$128.3
Finance leases	Short-term debt and current portion of long-term debt	3.5
Noncurrent
Operating leases	Long-term operating lease liabilities	572.7
Finance leases	Long-term debt	11.4
Total lease liabilities		$715.9

(1)	Net of accumulated depreciation of $6.1 million.
Components of lease expense as of the date indicated, are as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:
Operating lease cost (1)	$49.4	$97.6
Variable lease costs (2)	6.0	12.0
Finance lease cost:
Amortization of leased assets	1.2	2.3
Interest on lease liabilities	0.1	0.3

(1)	Includes short-term leases, which are immaterial.

(2)	Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.
Remaining lease term and discount rates as of the date indicated, are as follows:

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	7
Finance leases	4
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	3.4%

Supplemental cash flow information related to leases for the period indicated is as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94.1
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	1.7
Right of use assets obtained in exchange for lease liabilities:
Operating leases	100.6
Finance leases	6.7

Maturities of lease liabilities for continuing operations under the new lease standard (see Footnote 1) as of June 30, 2019, are as follows (in millions):

	Operating Leases	Finance Leases
2019 (Excludes six months ended June 30, 2019)	$80.3	$2.2
2020	150.9	4.3
2021	124.5	4.2
2022	104.9	3.3
2023	84.3	1.5
Thereafter	283.7	0.4
Total lease payments	828.6	15.9
Less: imputed interest	(127.6)	(1.0)
Present value of lease liabilities	$701.0	$14.9
See Footnote 2 for information on lease liabilities included in discontinued operations and held for sale.
Future minimum rental payments for operating leases, prior to the adoption of the new lease standard, with initial or remaining terms in excess of one year at December 31, 2018 for the consolidated Company are as follows (in millions):

Operating Leases
2019	$180.0
2020	144.0
2021	117.8
2022	97.7
2023	74.0
Thereafter	263.9
Total lease payments	$877.4

Rent expense under operating leases for continuing operations was $52.5 million and $105.2 million, respectively, during the three and six months ended June 30, 2018.

Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average shares outstanding	423.2	485.8	423.1	485.6
Share-based payment awards classified as participating securities (1)	0.1	0.4	0.2	0.5
Basic weighted-average shares outstanding	423.3	486.2	423.3	486.1
Dilutive securities (2)	0.2	—	0.3	—
Diluted weighted-average shares outstanding	423.5	486.2	423.6	486.1

(1)
For the three months ended June 30, 2019 and 2018, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.

(2)	The three and six months ended June 30, 2018 excludes 0.8 million and 0.9 million potentially dilutive share-based awards as their effect would be anti-dilutive.
At June 30, 2019, there were 1.3 million potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.
Footnote 15 — Stockholders’ Equity and Share-Based Awards
During the first quarter of 2019, the Company awarded 1.5 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $25.4 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
During the six months ended June 2019, the Company also awarded 1.4 million time-based RSUs with an aggregate grant date fair value of $24.9 million. These time-based RSU’s entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.
On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the Company’s Stock Repurchase Program (“SRP”), the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During 2019, the Company has not repurchased any shares of its common stock under the SRP. At June 30, 2019, approximately $2.1 billion remains available to repurchase shares of its common stock under the SRP.
Dividends per share for both the three and six months ended June 30, 2019 and 2018 were $0.23 and $0.46, respectively.
Other
On March 14, 2019, the Company announced that Michael B. Polk, the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors (the “Board”), would retire from the Company at the end of the second quarter of 2019.
In connection with Mr. Polk’s retirement from the Company, on June 28, 2019 (the “Retirement Date”), the Company and Mr. Polk entered into a Retirement Agreement and General Release (the “Retirement Agreement”), pursuant to which, Mr. Polk agreed to a customary release and restrictive covenants. Pursuant to certain terms and conditions, Mr. Polk’s unexercised 2011 stock options will remain exercisable until expiration in July 2021 consistent with the terms of the underlying option agreement. Additionally, Mr. Polk’s unvested performance-based RSUs awarded in February 2018 will continue to vest in February 2021 (subject to the satisfaction of applicable performance conditions) and a pro-rata portion of the RSUs awarded to Mr. Polk in February 2019, reflecting four months of service and totaling 45,724 RSUs, will continue to vest in February 2022 (subject to the satisfaction of applicable performance conditions).

Furthermore, Mr. Polk forfeited his unvested performance-based RSUs awarded in February 2017. The Company accounted for the treatment of his 2018 and 2019 awards as modification of his initial awards based on the terms and conditions of such awards. As such, the cumulative compensation expense of his 2017, 2018 and 2019 awards were reversed during the first quarter of 2019 while the fair value of the modified awards will be recognized as compensation expense over the contractual service period. During the and three and six months ended June of 2019, the Company recorded a net expense (benefit) of approximately $4.3 million and $(5.0) million, respectively, based on the aforementioned terms and conditions of the Retirement Agreement.
Footnote 16 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	June 30, 2019				December 31, 2018
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$17.3	$—	$17.3	$—	$26.2	$—	$26.2
Liabilities	—	(11.1)	—	(11.1)	—	(17.3)	—	(17.3)
Investment securities, including mutual funds	12.1	3.9	—	16.0	—	1.9	—	1.9

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
During the first quarter of 2019, the Company acquired an equity investment for $18.3 million, which is traded on an active exchange and therefore has a readily determinable fair value. At June 30, 2019, the fair value of the equity investment was $12.1 million. For equity investments with readily determinable fair values held at June 30, 2019, the Company recorded $0.8 million and $6.2 million of unrealized losses within other expense (income), net in the Condensed Consolidated Statement of Operations for the three and six months period ended June 30, 2019.
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
Footnote 17 — Segment Information
The Company is reporting its financial results in four segments as Food and Appliances, Home and Outdoor Living, Learning and Development and Other.
The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Food and Appliances	Ball®, Calphalon®, Crock-Pot®, FoodSaver®, Mr. Coffee®, Oster®, Rubbermaid®, Sistema® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery, food storage and home storage products and fresh preserving products
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products
Segment information as of and for the periods indicated is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales (1)
Food and Appliances	$562.2	$619.8	$1,066.3	$1,154.0
Home and Outdoor Living	705.4	741.7	1,332.0	1,411.4
Learning and Development	848.9	838.7	1,430.3	1,445.7
Other	—	1.4	—	2.0
	$2,116.5	$2,201.6	$3,828.6	$4,013.1

Operating income (loss) (2)
Food and Appliances	$33.5	$39.5	$42.8	$52.9
Home and Outdoor Living	19.2	9.4	17.7	17.2
Learning and Development	217.0	195.5	305.5	261.7
Other	—	1.5	—	2.4
Corporate	(84.9)	(116.3)	(155.3)	(225.6)
Restructuring	(6.7)	(45.7)	(17.6)	(51.1)
	$178.1	$83.9	$193.1	$57.5

			June 30, 2019	December 31, 2018
Segment assets:
Food and Appliances			$4,182.7	$4,055.5
Home and Outdoor Living			4,429.3	4,103.2
Learning and Development			5,033.1	4,882.1
Corporate			1,475.5	1,146.4
			$15,120.6	$14,187.2

(1)	All intercompany transactions have been eliminated.

(2)
Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income.

The following table disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended June 30, 2019
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$362.0	$—	$—	$—	$362.0
Food	200.2	—	—	—	200.2
Connected Home and Security	—	90.6	—	—	90.6
Home Fragrance	—	171.8	—	—	171.8
Outdoor and Recreation	—	443.0	—	—	443.0
Baby and Parenting	—	—	289.8	—	289.8
Writing	—	—	559.1	—	559.1
Other	—	—	—	—	—
Total	$562.2	$705.4	$848.9	$—	$2,116.5

North America	$382.1	$500.6	$630.6	$—	$1,513.3
International	180.1	204.8	218.3	—	603.2
Total	$562.2	$705.4	$848.9	$—	$2,116.5

	Three Months Ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$393.0	$—	$—	$—	$393.0
Food	226.8	—	—	—	226.8
Connected Home and Security	—	87.1	—	—	87.1
Home Fragrance	—	175.4	—	—	175.4
Outdoor and Recreation	—	479.2	—	—	479.2
Baby and Parenting	—	—	274.8	—	274.8
Writing	—	—	563.9	—	563.9
Other	—	—	—	1.4	1.4
Total	$619.8	$741.7	$838.7	$1.4	$2,201.6

North America	$450.1	$529.4	$616.2	$1.6	$1,597.3
International	169.7	212.3	222.5	(0.2)	604.3
Total	$619.8	$741.7	$838.7	$1.4	$2,201.6

	Six Months Ended June 30, 2019
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$691.5	$—	$—	$—	$691.5
Food	374.8	—	—	—	374.8
Connected Home and Security	—	174.7	—	—	174.7
Home Fragrance	—	368.5	—	—	368.5
Outdoor and Recreation	—	788.8	—	—	788.8
Baby and Parenting	—	—	526.0	—	526.0
Writing	—	—	904.3	—	904.3
Other	—	—	—	—	—
Total	$1,066.3	$1,332.0	$1,430.3	$—	$3,828.6

North America	$735.6	$940.3	$1,021.2	$—	$2,697.1
International	330.7	391.7	409.1	—	1,131.5
Total	$1,066.3	$1,332.0	$1,430.3	$—	$3,828.6

	Six Months Ended June 30, 2018
	Food and Appliances	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$761.3	$—	$—	$—	$761.3
Food	392.7	—	—	—	392.7
Connected Home and Security	—	177.1	—	—	177.1
Home Fragrance	—	387.8	—	—	387.8
Outdoor and Recreation	—	846.5	—	—	846.5
Baby and Parenting	—	—	547.3	—	547.3
Writing	—	—	898.4	—	898.4
Other	—	—	—	2.0	2.0
Total	$1,154.0	$1,411.4	$1,445.7	$2.0	$4,013.1

North America	$806.7	$999.2	$1,010.6	$2.2	$2,818.7
International	347.3	412.2	435.1	(0.2)	1,194.4
Total	$1,154.0	$1,411.4	$1,445.7	$2.0	$4,013.1

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

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of our current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint,

Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On January 31, 2019, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of the motions to dismiss filed in In re Newell Brands Inc. Securities Litigation and Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

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

Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remain outstanding in the proceedings. The value of the merger consideration attributable to such shares based on the Company’s stock price on the closing date of the Jarden acquisition would have been approximately $171 million in the aggregate. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, would be payable in cash and could be lower or higher than the Merger Consideration to which such Jarden stockholders would have been entitled under the Merger Agreement. An evidentiary trial was held from June 26 through June 29, 2018. Post-trial briefing was completed in the fourth quarter of 2018 and oral argument was held on November 29, 2018.

On July 19, 2019, the Court issued an order in which it determined that the fair value of the remaining Jarden shares as of the Merger was $48.31 per share, reflecting approximately $140 million in value to be paid to the remaining dissenting shareholders. The Court also ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. As of June 30, 2019, accrued interest on the Court’s award totaled approximately $35.0 million. On July 26, 2019, the remaining dissenting shareholders filed a Motion for Reargument asking the Court to amend its valuation to no less than the deal price of $59.21 per share.

Potential Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Home & Outdoor Living segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the product may present users with a potential safety concern. The Company reported the issue to the appropriate regulatory authorities and has stopped sales of the product. In addition, the Company issued a return authorization notice to retail customers, which resulted in a $13.0 million reduction of net revenue during the three-month period ending June 30, 2019. The Company also accrued its best estimate for the cost it is obligated to reimburse retailers for shipping and handling incurred to return the product as of June 30, 2019. The Company also accrued its best estimate for the cost it is obligated to reimburse retailers for shipping and handling incurred to return the product as of June 30, 2019. The Company is currently working with the regulators to determine the scope and timing of any potential field action. As such, no accrual has been established for potential consumer returns as of June 30, 2019, pending conclusion of this process. The Company currently estimates it may incur $10.0 million to $15.0 million in costs associated with this matter.

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

The Company’s estimate of environmental remediation costs associated with these matters as of June 30, 2019, was $46.1 million, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiary Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to$2.7 billion, including related operation, maintenance and monitoring costs. The participating parties have been discussing the draft RI and FS reports with U.S. EPA and are preparing revised reports. EPA issued a conditional appraisal of the RI report in June 2019.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against 5 additional defendants. The OCC Lawsuit includes claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims is on certain past and future costs for investigation, design and remediation of the lower 8.3 miles of the Passaic River, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known.

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

Frederick County, Virginia

In February 2019, Rubbermaid Commercial Products LLC, a subsidiary of the Company (“Rubbermaid Commercial Products”), was sued in Frederick County, Virginia by the Virginia Director of the Department of Environmental Quality and the State Air Pollution Control Board. The complaint alleged that Rubbermaid Commercial Products unlawfully constructed and operated certain equipment at one of its facilities prior to obtaining an air permit and failed to comply with certain reporting obligations under the permit once issued and sought unspecified civil penalties and injunctive relief. The Company expects that once finalized, the civil penalties will exceed $0.1 million.

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

As of June 30, 2019, the Company had approximately $64 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 19 — Subsequent Events

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company approved a plan to market for sale its Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Rubbermaid Business”). This business has been classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 and as a discontinued operation in the Company’s Condensed Consolidated Statement of Operations for both the three and six month periods ended June 30, 2019 and June 30, 2018. Due to a change in strategy, management recommended and the Company’s Board of Directors approved the decision in July 2019 not to continue pursuing the sale of the majority of the Rubbermaid Business. The decision to keep the business was based on the strength of the Rubbermaid Commercial Products brand, its competitive position in a large and growing category, and its track record of cash flow generation, revenue growth and margin expansion. The current management team believes that retaining this business will further enhance the value creation opportunity for the Company. Commencing in the third quarter of 2019, the Rubbermaid Business to be retained will no longer be classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 nor be presented as discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three-and nine-month periods ended September 30, 2019 and September 30, 2018. The Company anticipates recording a charge of approximately $40 million in the third quarter of 2019 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used. The Rubbermaid Business to be retained generated revenue of $243 million and $459 million and operating income of $49.1 million and $95.8 million for the three and six month periods ended June 30, 2019, respectively, which were presented in income (loss) from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2019, the Rubbermaid Business to be retained had assets of $1.3 billion and liabilities of $162 million, which were classified in assets and liabilities held for sale in the Company’s Condensed Consolidated Balance Sheet. The Company is still evaluating the segment in which the retained Rubbermaid Business will be included. The Company continues to explore possible divestiture of the Quickie® cleaning tools business (“Quickie”), which was formerly part of the same disposal group as the Rubbermaid Business and is expected to remain classified in discontinued operations. A divestiture of Quickie could result in an additional charge in the range of $70 million to $110 million. However, the ultimate amount of the charge will depend on a number of factors including the selling price and expected form of sale.

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
As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including its Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including its Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018 and 2019, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), Process Solutions, the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rexair and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company currently expects to complete the remaining divestitures by the end of 2019.
The Company expects to incur costs and expenses in connection with the transformation of the portfolio of businesses as part of the Accelerated Transformation Plan.

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company approved a plan to market for sale its Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Rubbermaid Business”). This business has been classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 and as a discontinued operation in the Company’s Condensed Consolidated Statement of Operations for both the three and six month periods ended June 30, 2019 and June 30, 2018. Due to a change in strategy, management recommended and the Company’s Board of Directors approved the decision in July 2019 not to continue pursuing the sale of the majority of the Rubbermaid Business. The decision to keep the business was based on the strength of the Rubbermaid Commercial Products brand, its competitive position in a large and growing category, and its track record of cash flow generation, revenue growth and margin expansion. The current management team believes that retaining this business will further enhance the value creation opportunity for the Company.

Commencing in the third quarter of 2019, the Rubbermaid Business to be retained will no longer be classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 nor be presented as a discontinued operations in the Company’s Condensed Consolidated Statement of Operations for the three-and nine-month periods ended September 30, 2019 and September 30, 2018. The Company anticipates recording a charge of approximately $40.0 million in the third quarter of 2019 relating to the amount of depreciation and amortization expense that would have been recorded had the asset been continuously classified as held and used. The Rubbermaid Business to be retained generated revenue of $243 million and $459 million and operating income of $49.1 million and $95.8 million for the three and six month periods ended June 30, 2019, respectively, which were presented in income (loss) from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2019, the Rubbermaid Business to be retained had assets of $1.3 billion and liabilities of $162 million, which were classified in assets and liabilities held for sale in the Company’s Condensed Consolidated Balance Sheet. The Company is still evaluating the segment in which the retained Rubbermaid Business will be included.

The Company continues to explore possible divestiture of the Quickie® cleaning tools business (“Quickie”), which was formerly part of the same disposal group as the Rubbermaid Business and is expected to remain classified in discontinued operations. A divestiture of Quickie could result in an additional charge in the range of $70 million to $110 million. However, the ultimate amount of the charge will depend on a number of factors including the selling price and expected form of sale.
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
Divestitures
2019 Activity
On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the Company recorded a pretax gain of $5.6 million, which is included in the income (loss) from discontinued operations.

On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the Company recorded a pretax loss of $22.0 million, which is included in the income (loss) from discontinued operations.

On June 4, 2019, the Company entered into a definitive agreement to sell its U.S. Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary working capital and other post-closing adjustments. The Company expects the transaction to be completed in the second half of 2019, subject to certain customary conditions, including regulatory approvals.
During the three and six months ended June 30, 2019, the Company recorded impairment charges totaling $11.0 million and $186 million, respectively, which are included in the income (loss) from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2018 Activity
On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball, for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax loss of $136 million, which is included in the income (loss) from discontinued operations.
On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2018, the Company recorded a pretax gain of approximately $600 million, which is included in the income (loss) from discontinued operations.
On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $110 million, subject to customary working capital and other post-closing adjustments.
On December 21, 2018, the Company sold Jostens to a fund managed by Platinum Equity, LLC for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.
On December 21, 2018, the Company sold Pure Fishing to a fund managed by Sycamore Partners L.P. for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.
See Footnote 2 of the Notes to the Consolidated Financial Statements for further information.
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
See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.

Impacts of Tariffs and New Treasury Regulations

The U.S. presidential administration has implemented punitive tariffs on some Chinese goods imported into the U.S. The administration has also enacted punitive tariffs on other trading partners, which has resulted in those trading partners establishing retaliatory tariffs on the U.S. However, the impact on the Company is primarily from the China tariffs, resulting in increased costs for the Company. The Company has been successful at negotiating an exception for most of the U.S. tariffs on baby gear, which represents a substantial portion of the Company’s tariff exposure. The Company’s annualized gross tariff cost exposure from the existing punitive tariffs on China goods is estimated at approximately $92 million. The Company is working to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. These actions in 2019 have substantially mitigated the Company's exposure. If the U.S. presidential administration were to extend the tariffs to additional categories of goods made in China, as the administration has suggested, such additional tariffs could have a material impact on the Company.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Results of Operations

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2019	2018	Increase (Decrease)	% Change
Net sales	$2,116.5	$2,201.6	$(85.1)	(3.9)%
Cost of products sold	1,369.9	1,426.8	(56.9)	(4.0)%
Gross profit	746.6	774.8	(28.2)	(3.6)%
Selling general and administrative expenses (“SG&A”)	558.9	613.6	(54.7)	(8.9)%
Restructuring costs, net	6.7	45.7	(39.0)	(85.3)%
Impairment of goodwill, intangibles and other assets	2.9	31.6	(28.7)	(90.8)%
Operating income (loss)	178.1	83.9	94.2	112.3%
Interest expense, net	78.2	120.5	(42.3)	(35.1)%
Other expense (income), net	0.2	(13.2)	13.4	101.5%
Income (loss) before income taxes	$99.7	$(23.4)	$123.1	NM
NM – Not meaningful

The decrease in net sales for the three months ended June 30, 2019 was primarily due to a decline in sales in the Food and Appliances and Home and Outdoor Living segments (approximately 4%), partially offset by growth in the Learning and Development segment. These changes are inclusive of unfavorable changes in foreign currency (approximately 2%).

The decrease in cost of products sold for the three months ended June 30, 2019 was primarily driven by lower sales (approximately $31 million) and foreign currency translation (approximately $24 million). Reported gross profit margin was 35.3% versus 35.2% in the prior year period. The change was in part due to improved pricing and productivity savings, mostly offset by the unfavorable impact of lower sales and inflation related to input costs and tariffs.

The decrease in SG&A for the three months ended June 30, 2019 was primarily due to a reduction in overhead costs (approximately $26 million) and foreign currency translation (approximately $9 million), including the benefits derived from cost savings initiatives.

The restructuring costs for the three months ended June 30, 2019 and 2018 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

Consolidated operating income as a percentage of net sales for the three months ended June 30, 2019 and 2018 was approximately

8.4% and 3.8% respectively. The change is primarily due to lower impairment charges, benefits derived from cost savings initiatives and other reductions in overhead costs, partially offset by the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in interest expense for the three months ended June 30, 2019 was primarily due to lower debt levels. The weighted average interest rate for the three months ended June 30, 2019 and 2018 was approximately 4.5% and 4.2%, respectively.

See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended June 30,				Three Months Ended June 30,
(in millions)	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Food and Appliances	$562.2	$619.8	$(57.6)	(9.3)%	$33.5	$39.5	$(6.0)	(15.2)%
Home and Outdoor Living	705.4	741.7	(36.3)	(4.9)%	19.2	9.4	9.8	104.3%
Learning and Development	848.9	838.7	10.2	1.2%	217.0	195.5	21.5	11.0%
Other	—	1.4	(1.4)	(100.0)%	—	1.5	(1.5)	(100.0)%
Corporate	—	—	—	—%	(84.9)	(116.3)	31.4	27.0%
Restructuring	—	—	—	—%	(6.7)	(45.7)	39.0	85.3%
	$2,116.5	$2,201.6	$(85.1)	(3.9)%	$178.1	$83.9	$94.2	112.3%
Three Months Ended June 30, 2019 versus the Three Months Ended June 30, 2018

Food and Appliances

The decrease in net sales for the three months ended June 30, 2019 was primarily due to declines at certain major domestic retailers in the Appliance and Cookware business, softness in the fresh preserving category, the timing of sales and unfavorable changes in foreign currency.

Operating income (loss) as a percentage of net sales for the three months ended June 30, 2019 and 2018 was approximately 6.0% and 6.5%. The decrease was primarily due to the unfavorable impact of lower sales and cost of goods inflation, partially offset by a decrease in SG&A.

Home and Outdoor Living

The decrease in net sales for the three months ended June 30, 2019 was primarily driven by decline in the Coleman and Beverage categories, due in part to by lost distribution at a key U.S. retailer, unfavorable weather conditions customer, returns associated with an expected product recall, unfavorable changes in foreign currency and the exit of underperforming Yankee Candle retail stores, partially offset by growth in Home Fragrance in the U.S. mass channel and EMEA and in the Connected Home and Security business, in part due to increased promotional activity.

Operating income as a percentage of net sales for the three months ended June 30, 2019 and 2018 was approximately 2.7% and 1.3%, respectively. The increase was primarily driven by a decrease in impairment charges, partially offset by the negative impact of lower sales and cost of goods inflation.

Learning and Development

The increase in net sales for the three months ended June 30, 2019 was primarily due to growth in the Baby Gear category, largely attributable increased point of sale and retail inventory build; partially offset by a slight decline in the Writing category due to unfavorable foreign currency.

Operating income as a percentage of net sales for the three months ended June 30, 2019 and 2018 was approximately 25.6% and 23.3%, respectively. The increase was due to the gross profit impact of higher sales, a decrease in SG&A and impairment charges and productivity savings.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2019	2018	Increase (Decrease)	% Change
Net sales	$3,828.6	$4,013.1	$(184.5)	(4.6)%
Cost of products sold	2,538.2	2,633.0	(94.8)	(3.6)%
Gross profit	1,290.4	1,380.1	(89.7)	(6.5)%
Selling general and administrative expenses	1,076.8	1,239.9	(163.1)	(13.2)%
Restructuring costs, net	17.6	51.1	(33.5)	(65.6)%
Impairment of goodwill, intangibles and other assets	2.9	31.6	(28.7)	(90.8)%
Operating income (loss)	193.1	57.5	135.6	235.8%
Interest expense, net	158.4	236.6	(78.2)	(33.1)%
Other expense (income), net	23.5	(14.6)	38.1	261.0%
Income (loss) before income taxes	$11.2	$(164.5)	$175.7	106.8%

The decrease in net sales for the six months ended June 30, 2019 was primarily due to a decline in sales across all segments, inclusive of unfavorable changes in foreign currency (approximately 2%).

The decrease in cost of products sold for the six months ended June 30, 2019 was primarily driven by lower sales (approximately $67 million) and foreign currency translation (approximately $54 million), partially offset by impact of a slight decrease in gross profit margin. Reported gross profit margin was 33.7% versus 34.4% in the prior year period. The change was primarily due to the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in SG&A for the six months ended June 30, 2019 was primarily due to a reduction in overhead costs (approximately $75 million) and foreign currency translation (approximately $20 million), including the benefits derived from cost savings initiatives.

The restructuring costs for the six months ended June 30, 2019 and 2018 were mostly comprised of costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

Consolidated operating income as a percentage of net sales for the six months ended June 30, 2019 and 2018 was approximately 5.0% and 1.4% respectively. The change is primarily due to lower impairment charges, benefits derived from cost savings initiatives and other reductions in overhead costs, partially offset by the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in interest expense for the six months ended June 30, 2019 was primarily due to lower debt levels. The weighted average interest rate for the six months ended June 30, 2019 and 2018 was approximately 4.5% and 4.2%, respectively.

See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Six Months Ended June 30,				Six Months Ended June 30,
(in millions)	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Food and Appliances	$1,066.3	$1,154.0	$(87.7)	(7.6)%	$42.8	$52.9	$(10.1)	(19.1)%
Home and Outdoor Living	1,332.0	1,411.4	(79.4)	(5.6)%	17.7	17.2	0.5	2.9%
Learning and Development	1,430.3	1,445.7	(15.4)	(1.1)%	305.5	261.7	43.8	16.7%
Other	—	2.0	(2.0)	(100.0)%	—	2.4	(2.4)	(100.0)%
Corporate	—	—	—	—%	(155.3)	(225.6)	70.3	31.2%
Restructuring	—	—	—	—%	(17.6)	(51.1)	33.5	65.6%
	$3,828.6	$4,013.1	$(184.5)	(4.6)%	$193.1	$57.5	$135.6	235.8%
Six Months Ended June 30, 2019 versus the Six Months Ended June 30, 2018

Food and Appliances

The decrease in net sales for the six months ended June 30, 2019 was primarily due to declines at certain major domestic retailers in the Appliance and Cookware category, softness in the fresh preserving and food storage categories, unfavorable changes in foreign currency and weakness in Latin America, in part due to economic challenges.

Operating income (loss) as a percentage of net sales for the six months ended June 30, 2019 and 2018 was approximately 4.0% and 4.7%. The decrease is primarily due to the unfavorable impact of lower sales and cost of goods inflation, partially offset by a decrease in SG&A.

Home and Outdoor Living

The decrease in net sales for the six months ended June 30, 2019 was primarily driven by lost distribution for Coleman at a key U.S. retailer, unfavorable weather conditions, customer returns associated with an expected product recall, unfavorable changes in foreign currency and the exit of underperforming Yankee Candle retail stores.

Operating income as a percentage of net sales for the six months ended June 30, 2019 and 2018 was approximately 1.3% and 1.2%, respectively. The increase was primarily driven by a decrease in SG&A and impairment charges, partially offset by the negative impact of lower sales and cost of goods inflation.

Learning and Development

The decrease in net sales for the six months ended June 30, 2019 was primarily due to weakness in the Baby and Parenting business largely attributable to the liquidation of a major customer, which was announced in March 2018 and unfavorable foreign currency, partially offset by a sales shift to other major retailers, and growth in the Writing business, in part due to U.S. strength largely driven by increased demand at certain major retailers.

Operating income (loss) as a percentage of net sales for the six months ended June 30, 2019 and 2018 was approximately 21.4% and 18.1%, respectively. The increase was mostly due to a decrease in SG&A and productivity savings.
Liquidity and Capital Resources
Liquidity
At June 30, 2019, the Company had cash and cash equivalents of approximately $625 million, of which approximately $359 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, divestiture proceeds, access to capital markets, and availability under its Facility (defined hereafter) and Securitization Facility (defined hereafter) will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations, divestiture proceeds and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share, to pay down debt and debt maturities as they come due, to complete its ongoing restructuring initiatives and to invest in share repurchase.
Cash and cash equivalents increased as follows for the six months ended June 30, 2019 and 2018 (in millions):

Continuing Operations	2019	2018	Increase (Decrease)
Cash used in operating activities	$(33.5)	$(478.8)	$445.3
Cash used in investing activities	(93.0)	(121.3)	28.3
Cash provided by financing activities	253.8	2,402.4	(2,148.6)
Discontinued Operations
Cash provided by operating activities	$24.4	$88.3	$(63.9)
Cash provided by investing activities	715.4	2,581.7	(1,866.3)
Cash used in financing activities	(739.8)	(2,665.3)	1,925.5
Total Company
Cash used in operating activities	$(9.1)	$(390.5)	$381.4
Cash provided by investing activities	622.4	2,460.4	(1,838.0)
Cash used in financing activities	(486.0)	(262.9)	(223.1)
Currency effect on cash and cash equivalents	1.5	(13.3)	14.8
Increase in cash and cash equivalents	$128.8	$1,793.7	$(1,664.9)
The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities from continuing operations is primarily due to favorable working capital management. There was a decrease in payments to suppliers, as a result of negotiating extended payment terms with key suppliers. In addition, accounts receivable decreased due to better terms compliance as a result of improvements in the Company’s dispute resolution process and accounts receivable sold under the new Customer Receivables Purchase Agreement (see “Capital Resources”).

Cash Flows from Investing Activities

The change in cash used in investing activities from continuing operations was primarily due to a decrease in capital expenditures. For the six months ended June 30, 2019 and 2018, capital expenditures from continuing operations were $90.3 million and $116.7 million, respectively.

Cash Flows from Financing Activities

The change in net cash provided by financing activities from continuing operations was primarily due to an increase in payments of the current portion of long-term debt (approximately $268 million).

CAPITAL RESOURCES
The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At June 30, 2019, there was no commercial paper outstanding, there were approximately $27.0 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $1.2 billion (See Footnote 9 of the Notes to Condensed Consolidated Financial Statements).

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables

Purchase Agreement”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows.

In connection with entering into the Customer Receivables Purchase Agreement, the Company amended its existing receivables purchase agreement (the “Securitization Facility”) on June 18, 2019 to remove certain customer receivables which are subject to the Customer Receivables Purchase Agreement. As a result of the amendment, the parties reduced the aggregate commitment under the Securitization Facility from $950 million to $700 million. The Securitization Facility matures in October 2019 and bears interest at a margin over a variable interest rate. At June 30, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.80% and 0.40% per annum, respectively. At June 30, 2019, there were no outstanding amounts under the Securitization Facility.

The Company was not in default of any of its debt covenants at June 30, 2019.
At June 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash. However, it is possible that the Company could issue a consent to or reach agreement with one or more of these shareholders resulting in the issuance of Company shares (in lieu of or along with the payment of cash) in settlement of the dissenters’ claims. (See Footnote 18 of the Notes to Condensed Consolidated Financial Statements). At June 30, 2019, the Company has accrued approximately $174 million of unpaid consideration related to these former shares of Jarden common stock.

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
Fair Value Hedges
At June 30, 2019, the Company had approximately $527 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $250 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
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

Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2019. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2019, the Company had approximately $284 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2019, the Company had approximately $758 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

To a lesser extent, the Company also enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At June 30, 2019, the Company had approximately $6.7 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments as of June 30, 2019 (in millions):

June 30, 2019
Asset (Liability)

Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$3.6
Commodity contracts	(0.3)
Fair value hedges:
Interest rate swaps	3.0
Derivatives not designated as effective hedges:
Foreign currency contracts	(0.1)
Total	$6.2
Forward-Looking Statements
Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,”, “explore”, “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	future events that could adversely affect the value of our assets and/or stock price and require additional impairment charges;

•	the Company’s ability to remediate the material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting;

•	the Company's ability to develop innovative new products, to develop, maintain and strengthen end user brands and to realize the benefits of increased advertising promotion and spend;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or additional adverse changes in the Company’s credit ratings;

•	the Company’s ability to effectively accelerate its transformation plan and execute its divestitures of the remaining assets held for sale;

•	the Company’s ability to complete planned divestitures, and other unexpected costs or expenses associated with dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the impact of governmental investigations, lawsuits or other activities by third parties;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s services providers;

•
the impact of United States or foreign regulations on the Company’s operations, including the escalation of tariffs on imports into the U.S. and exports to Canada, China and the European Union and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	new Treasury or tax regulations and the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans; and

•	other factors listed from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K and Item 1A. Risk Factors below.
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
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2019, due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We continue to have a material weakness in our internal control over financial reporting as disclosed in Management’s Assessment of Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) in that the Company has not designed and maintained effective controls over the accounting for the impact of the divestitures. Specifically, the Company did not design and maintain effective controls to ensure that deferred taxes were included completely and accurately in the carrying values of assets held for sale and that the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure that the current and noncurrent classification of assets and liabilities held for sale was accurate.
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
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2019.
Remediation Plan
Management is in the process of developing a full remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls over the inputs used in divestiture calculations as follows:

•	enhancing the level of review of deferred tax balances for each business held for sale;

•	supplementing the review of deferred tax balances by legal entity to ensure proper presentation for financial reporting purposes;

•	enhancing the review of the intraperiod tax allocation between continuing and discontinued operations;

•	enhancing the held for sale footnote reconciliation process; and

•	enhancing the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment assessment.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

Other than as stated below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2019:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	701	$21.69	—	$2,096,216,000
May	91,086	15.36	—	$2,096,216,000
June	8,702	13.63	—	$2,096,216,000
Total	100,489	$15.25	—

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

(2)
All shares during the three months ended June 30, 2019, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Certificate of Amendment of Restated Certificate of Incorporation of Newell Brands Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K dated May 10, 2019).
10.2	By-Laws, as Amended Effective as of May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K dated May 10, 2019).
10.3*
Seventh Omnibus Amendment, dated as of June 18, 2019, by and among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Managing Agents named therein, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association, as Issuing Lender, to Loan and Servicing Agreement, dated as of October 3, 2016, and Receivables Contribution and Sale Agreement, dated as of October 3, 2016.

10.4†	Interim CEO Offer Letter dated June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated June 25, 2019).
10.5†	Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K dated June 25, 2019).
18.1*	Letter from PricewaterhouseCoopers LLP regarding change in Accounting Principle, dated August 2, 2019.
31.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
† Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	August 2, 2019	/s/ Christopher H. Peterson
Christopher H. Peterson
Interim Chief Executive Officer and Chief Financial Officer

Date:	August 2, 2019	/s/ Robert A. Schmidt
Robert A. Schmidt
Senior Vice President, Chief Accounting Officer