Form 10-Q
period 2019-09-30
NEWELL BRANDS INC.
filed 2019-11-04
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2019
Commission File Number 1-9608
NEWELL BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6655 Peachtree Dunwoody Road,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as October 28, 2019: 423.4 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$2,450.6	$2,548.7	$6,738.5	$7,061.1
Cost of products sold	1,639.9	1,633.3	4,483.1	4,605.8
Gross profit	810.7	915.4	2,255.4	2,455.3
Selling, general and administrative expenses	607.7	604.4	1,742.0	1,907.1
Restructuring costs, net	2.9	12.4	21.3	64.1
Impairment of goodwill, intangibles and other assets	834.9	8,133.7	837.8	8,165.3
Operating loss	(634.8)	(7,835.1)	(345.7)	(7,681.2)
Non-operating expenses:
Interest expense, net	74.2	105.6	232.6	342.2
Loss on extinguishment of debt	29.0	—	29.0	—
Other expense (income), net	7.0	4.2	30.7	(10.5)
Loss before income taxes	(745.0)	(7,944.9)	(638.0)	(8,012.9)
Income tax benefit	(291.1)	(1,219.6)	(268.3)	(1,268.1)
Loss from continuing operations	(453.9)	(6,725.3)	(369.7)	(6,744.8)
Loss from discontinued operations, net of tax	(171.9)	(585.7)	(317.5)	(381.2)
Net loss	$(625.8)	$(7,311.0)	$(687.2)	$(7,126.0)
Weighted average shares outstanding:
Basic	423.4	471.0	423.3	481.1
Diluted	423.4	471.0	423.3	481.1
Earnings per share:
Basic:
Loss from continuing operations	$(1.07)	$(14.28)	$(0.87)	$(14.02)
Loss from discontinued operations	(0.41)	(1.24)	(0.75)	(0.79)
Net loss	$(1.48)	$(15.52)	$(1.62)	$(14.81)
Diluted:
Loss from continuing operations	$(1.07)	$(14.28)	$(0.87)	$(14.02)
Loss from discontinued operations	(0.41)	(1.24)	(0.75)	(0.79)
Net loss	$(1.48)	$(15.52)	$(1.62)	$(14.81)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Comprehensive loss:
Net loss	$(625.8)	$(7,311.0)	$(687.2)	$(7,126.0)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(111.8)	(37.8)	(89.3)	(196.0)
Unrecognized pension and postretirement costs	(8.9)	(11.9)	(32.6)	(35.8)
Derivative financial instruments	3.9	2.8	(3.4)	20.4
Total other comprehensive loss, net of tax:	(116.8)	(46.9)	(125.3)	(211.4)
Comprehensive loss	$(742.6)	$(7,357.9)	$(812.5)	$(7,337.4)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$465.4	$495.7
Accounts receivable, net	1,872.8	2,055.5
Inventories	1,877.2	1,685.1
Prepaid expenses and other	286.3	280.7
Current assets held for sale	966.7	2,264.9
Total current assets	5,468.4	6,781.9
Property, plant and equipment, net	1,057.1	1,153.5
Operating lease assets, net	639.6	—
Goodwill	3,687.0	3,692.9
Other intangible assets, net	4,602.3	5,587.4
Deferred income taxes	222.5	179.7
Other assets	333.3	327.0
Total assets	$16,010.2	$17,722.4
Liabilities:
Accounts payable	$1,118.5	$1,130.2
Accrued compensation	157.3	167.0
Other accrued liabilities	1,465.8	1,254.7
Short-term debt and current portion of long-term debt	633.9	318.7
Current liabilities held for sale	308.7	542.2
Total current liabilities	3,684.2	3,412.8
Long-term debt	5,691.7	6,696.3
Deferred income taxes	759.2	991.0
Long-term operating lease liabilities	555.3	—
Other noncurrent liabilities	1,151.3	1,369.1
Total liabilities	11,841.7	12,469.2
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2019 and December 31, 2018)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 446.9 shares and 446.1 shares issued at September 30, 2019 and December 31, 2018, respectively)	446.9	446.1
Treasury stock, at cost (23.6 and 23.3 shares at September 30, 2019 and December 31, 2018, respectively)	(589.3)	(584.7)
Additional paid-in capital	8,516.1	8,781.1
Retained deficit	(3,198.0)	(2,511.3)
Accumulated other comprehensive loss	(1,038.1)	(912.8)
Stockholders’ equity attributable to parent	4,137.6	5,218.4
Stockholders’ equity attributable to noncontrolling interests	30.9	34.8
Total stockholders’ equity	4,168.5	5,253.2
Total liabilities and stockholders’ equity	$16,010.2	$17,722.4
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(687.2)	$(7,126.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	324.8	337.6
Impairment of goodwill, intangibles and other assets	1,260.4	9,248.1
Gain from sale of businesses, net	(0.3)	(489.3)
Deferred income taxes	(296.0)	(1,193.1)
Stock-based compensation expense	29.3	57.9
Loss on change in fair value of investments	19.0	—
Other, net	3.6	2.9
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	146.3	(122.4)
Inventories	(246.1)	(262.3)
Accounts payable	(30.3)	(61.4)
Accrued liabilities and other	(99.4)	(210.4)
Net cash provided by operating activities	424.1	181.6
Cash flows from investing activities:
Proceeds from sale of divested businesses	753.4	2,774.6
Capital expenditures	(171.7)	(273.7)
Other investing activities	(0.7)	58.4
Net cash provided by investing activities	581.0	2,559.3
Cash flows from financing activities:
Net short-term debt	278.9	(903.9)
Payments on current portion long-term debt	(268.2)	—
Payments on long-term debt	(706.4)	(2.0)
Debt extinguishment costs	(31.4)	—
Repurchase of shares of common stock	—	(511.1)
Cash dividends	(292.7)	(332.3)
Equity compensation activity and other, net	(4.2)	(18.7)
Net cash used in financing activities	(1,024.0)	(1,768.0)
Exchange rate effect on cash and cash equivalents	(11.4)	(15.0)
Increase (decrease) in cash and cash equivalents	(30.3)	957.9
Cash and cash equivalents at beginning of period	495.7	485.7
Cash and cash equivalents at end of period	$465.4	$1,443.6
Supplemental disclosures:
Net cash provided by discontinued operating activities	$21.0	$93.0
Net cash provided by discontinued investing activities	732.4	2,681.5
Capital expenditures for discontinued operations	(21.0)	(98.9)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders’ Equity
Balance at June 30, 2019	$446.9	$(589.2)	$8,605.0	$(2,572.2)	$(921.3)	$4,969.2	$35.4	$5,004.6
Comprehensive loss	—	—	—	(625.8)	(116.8)	(742.6)	—	(742.6)
Dividends declared on common stock	—	—	(98.2)	—	—	(98.2)	—	(98.2)
Equity compensation, net of tax	—	(0.1)	9.3	—	—	9.2	—	9.2
Portion of net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(4.5)	(4.5)
Balance at September 30, 2019	$446.9	$(589.3)	$8,516.1	$(3,198.0)	$(1,038.1)	$4,137.6	$30.9	$4,168.5
Balance at December 31, 2018	$446.1	$(584.7)	$8,781.1	$(2,511.3)	$(912.8)	$5,218.4	$34.8	$5,253.2
Comprehensive loss	—	—	—	(687.2)	(125.3)	(812.5)	—	(812.5)
Dividends declared on common stock	—	—	(294.1)	—	—	(294.1)	—	(294.1)
Equity compensation, net of tax	0.8	(4.6)	29.1	—	—	25.3	—	25.3
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	0.5	—	0.5	—	0.5
Portion of net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(3.9)	(3.9)
Balance at September 30, 2019	$446.9	$(589.3)	$8,516.1	$(3,198.0)	$(1,038.1)	$4,137.6	$30.9	$4,168.5

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders’ Equity
Balance at June 30, 2018	$509.3	$(584.3)	$10,399.0	$4,624.5	$(990.2)	$13,958.3	$32.9	$13,991.2
Comprehensive loss	—	—	—	(7,311.0)	(46.9)	(7,357.9)	—	(7,357.9)
Dividends declared on common stock	—	—	(107.8)	—	—	(107.8)	—	(107.8)
Common stock purchased and retired	(19.3)	—	(491.9)	—	—	(511.2)	—	(511.2)
Equity compensation, net of tax	0.1	(0.2)	20.3	—	—	20.2	—	20.2
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	(8.3)	—	(8.3)	—	(8.3)
Portion of net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$490.1	$(584.5)	$9,819.6	$(2,694.8)	$(1,037.1)	$5,993.3	$32.9	$6,026.2
Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3
Comprehensive loss	—	—	—	(7,126.0)	(211.4)	(7,337.4)	—	(7,337.4)
Dividends declared on common stock	—	—	(107.8)	(224.8)	—	(332.6)	—	(332.6)
Common stock purchased and retired	(19.3)	—	(491.9)	—	—	(511.2)	—	(511.2)
Equity compensation, net of tax	1.3	(11.0)	57.3	—	—	47.6	—	47.6
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	44.8	(62.6)	(17.8)	—	(17.8)
Portion of net (income) loss attributable to noncontrolling interests	—	—	—	—	—	—	(3.7)	(3.7)
Balance at September 30, 2018	$490.1	$(584.5)	$9,819.6	$(2,694.8)	$(1,037.1)	$5,993.3	$32.9	$6,026.2
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

In connection with the Company’s decision to retain the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Commercial Business”), the Company has realigned its management and segment reporting structure beginning in the third quarter of fiscal 2019. The Company operates and reports financial and operating information in the following four segments: Appliances and Cookware, Food and Commercial, Home and Outdoor Living, and Learning and Development. The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate (see Footnote 17). All prior periods have been reclassified to conform to the current reporting structure.

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

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company approved a plan to market for sale its Commercial Business. This business had been classified as held for sale in the Company's Condensed Consolidated Balance Sheets and discontinued operations in the Company's Condensed Consolidated Statement of Operations. Due to a change in strategy, management recommended, and the Company’s Board of Directors approved the decision in July 2019 not to continue pursuing the sale of the majority of the Commercial Business. The decision to keep the business was based on the strength of the Rubbermaid Commercial Products brand, its competitive position in a large and growing category, and its track record of cash flow generation, revenue growth and margin expansion. The current management team believes that retaining this business will further enhance the value creation opportunity for the Company. As such, commencing in the third quarter of 2019, the Commercial Business was no longer classified as held for sale in the Company's Condensed Consolidated Balance Sheets nor as discontinued operations in the Company’s Condensed Consolidated Statement of Operations. The Commercial Business is reported in the Food and Commercial segment for all periods presented. At the time of its decision in July 2019, the Company was continuing to explore the possible divestiture of the Quickie® cleaning tools business (“Quickie”), which was formerly part of the same disposal group as the Commercial Business (see Footnote 19).

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and nine months ended September 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently assessing the impact, including early adoption, that adoption of ASU 2018-15 will have on its consolidated financial statements. The Company is designing processes and the appropriate internal controls to ensure its readiness for adoption. The Company is currently evaluating certain global strategic business decisions within its procurement and sales functions, including engaging software solution implementation partners, which will require the Company to incur costs associated with cloud computing arrangements. At this time, it is too early to determine the amount of costs that would qualify to be capitalized pursuant to ASU 2018-15.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right of use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 prospectively starting on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance that includes not to reassess historical lease classification, and not to recognize short-term leases on our balance sheet, nor separate lease and non-lease components for all its leases. In addition, the Company used hindsight to determine the lease term and applied its incremental borrowing rate based on the remaining term of the lease as of the adoption date. The impact upon adoption, related to operating leases in continuing operations, as of January 1, 2019, resulted in the recognition of right of use assets of approximately $655 million, lease liabilities of approximately $716 million and a cumulative-effect adjustment to retained deficit of approximately $0.5 million in the Company's Condensed Consolidated Balance Sheet.

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

Updated Significant Accounting Policies Since the 2018 Annual Report on Form 10-K

Goodwill and Other Indefinite-Lived Intangible Assets
The Company has historically performed its annual goodwill and indefinite-lived intangible asset impairment test as of the first day of the third fiscal quarter of each year (July 1). During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment test from July 1 to December 1.

The Company evaluates goodwill for impairment annually at the reporting unit level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment will be present. The Company assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include projected financial performance and cash flows of the reporting unit, including the impact of the recently enacted tariffs, the discount rate, projected tax rates, long-term sales growth rate, product and overhead costs and the working capital investment required. The Company measures the amount of any goodwill impairment by comparing the fair value to the carrying value of the reporting unit. An impairment charge is recognized to the extent the carrying value of the reporting unit exceeds the fair value.

The Company also tests indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, projected tax rates, royalty rates and assumptions on excess earnings, where applicable, used in its evaluation of trade names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
See Footnote 7 for additional detail on goodwill and other intangible assets.

Sales of Accounts Receivables

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $201 million under the new agreement during the second quarter of 2019. The balance of the factored receivables at September 30, 2019 remained substantially unchanged from the balance at June 30, 2019. Transactions under this agreement are accounted for as sales of accounts receivable, and the accounts receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense (income), net in the Condensed Consolidated Statement of Operations.

Revision and Reclassification of Previously Issued Financial Statements

During the first quarter of 2019, the Company identified that it did not utilize an accurate estimate of fair value and expected form of sale in its fourth quarter 2018 impairment test for one of its five disposal groups classified as held for sale. The Company did not appropriately account for the disposal group as a stock sale. Consequently, certain income tax account balances (primarily related to deferred tax liabilities) were not classified as assets and liabilities held for sale in the Company’s Consolidated Balance Sheet as of December 31, 2018. As a result, the Company determined its book-over-tax outside basis differences and measured the tax effects of such difference, which resulted in an income tax expense of approximately $12.6 million. In addition, the Company did not use an accurate estimate of fair value in its 2018 impairment test. Collectively, the estimate of fair value and expected form of sale resulted in adjustments to the estimated fair value and carrying value of the held for sale business utilized in the Company’s 2018 impairment test. These changes resulted in an additional impairment charge of approximately $12.0 million to write-down the carrying value of the net assets of the held for sale business to its estimated fair value at December 31, 2018.

In addition, as part of the presentation of discontinued operations, the Company periodically has to reclassify the prior period presentation to conform to the current year presentation. These adjustments are reflected in the Reclassification column below, which includes the Commercial Business that the Company decided to retain upon Board of Directors’ approval in July 2019 (see Footnote 2).

The following table presents the effect to the Company’s previously reported Consolidated Balance Sheet at December 31, 2018 and Consolidated Statement of Operations for the year ended December 31, 2018:

	As of December 31, 2018
	As Previously Reported	Revision	As Revised	Reclassification	As Reclassified
Assets:
Cash and cash equivalents	$495.7	$—	$495.7	$—	$495.7
Accounts receivable, net	1,850.7	—	1,850.7	204.8	2,055.5
Inventories	1,583.1	—	1,583.1	102.0	1,685.1
Prepaid expenses and other current assets	278.0	(2.4)	275.6	5.1	280.7
Current assets held for sale	3,541.3	(6.1)	3,535.2	(1,270.3)	2,264.9
Total current assets	7,748.8	(8.5)	7,740.3	(958.4)	6,781.9
Property, plant and equipment, net	925.6	—	925.6	227.9	1,153.5
Goodwill	2,970.2	—	2,970.2	722.7	3,692.9
Other intangible assets, net	5,579.6	—	5,579.6	7.8	5,587.4
Deferred income taxes	165.2	14.5	179.7	—	179.7
Other assets	327.0	—	327.0	—	327.0
Total assets	$17,716.4	$6.0	$17,722.4	$—	$17,722.4

Liabilities and Stockholders' Equity:
Accounts payable	1,019.5	—	1,019.5	110.7	1,130.2
Accrued compensation	159.1	—	159.1	7.9	167.0
Other accrued liabilities	1,182.3	(0.8)	1,181.5	73.2	1,254.7
Short-term debt and current portion of long-term debt	318.7	—	318.7	—	318.7
Current liabilities held for sale	650.4	100.4	750.8	(208.6)	542.2
Total current liabilities	3,330.0	99.6	3,429.6	(16.8)	3,412.8
Long-term debt	6,696.3	—	6,696.3	—	6,696.3
Deferred income taxes	1,041.8	(66.7)	975.1	15.9	991.0
Other noncurrent liabilities	1,370.5	(2.3)	1,368.2	0.9	1,369.1
Total liabilities	12,438.6	30.6	12,469.2	—	12,469.2
Total stockholders' equity	5,277.8	(24.6)	5,253.2	—	5,253.2
Total liabilities and stockholders' equity	$17,716.4	$6.0	$17,722.4	$—	$17,722.4

	For the year ended December 31, 2018
	As Previously Reported	Revision	As Revised	Reclassification	As Reclassified
Net sales	$8,630.9	$—	$8,630.9	$1,017.9	$9,648.8
Cost of products sold	5,622.1	—	5,622.1	670.8	6,292.9
Gross profit	3,008.8	—	3,008.8	347.1	3,355.9
Selling, general and administrative expenses	2,434.8	—	2,434.8	121.1	2,555.9
Restructuring costs, net	80.5	—	80.5	2.6	83.1
Impairment of goodwill, intangibles and other assets	8,322.0	—	8,322.0	1.3	8,323.3
Operating income (loss)	(7,828.5)	—	(7,828.5)	222.1	(7,606.4)
Non-operating expenses:
Interest expense, net	446.3	—	446.3	—	446.3
Loss on extinguishment of debt	4.1	—	4.1	—	4.1
Other (income) expense, net	(11.2)	—	(11.2)	0.2	(11.0)
Income (loss) before income taxes	(8,267.7)	—	(8,267.7)	221.9	(8,045.8)
Income tax expense (benefit)	(1,478.1)	—	(1,478.1)	85.3	(1,392.8)
Income (loss) from continuing operations	(6,789.6)	—	(6,789.6)	136.6	(6,653.0)
Loss from discontinued operations, net of tax	(128.3)	(24.6)	(152.9)	(136.6)	(289.5)
Net loss	$(6,917.9)	$(24.6)	$(6,942.5)	$—	$(6,942.5)

Weighted average common shares outstanding:
Basic	473.7	473.7	473.7	473.7	473.7
Diluted	473.7	473.7	473.7	473.7	473.7

Loss per share:
Basic:
Loss from continuing operations	$(14.33)	$—	$(14.33)	$0.29	$(14.04)
Loss from discontinued operations	(0.27)	(0.05)	(0.32)	(0.29)	(0.61)
Net loss	$(14.60)	$(0.05)	$(14.65)	$—	$(14.65)

Diluted:
Loss from continuing operations	$(14.33)	$—	$(14.33)	$0.29	$(14.04)
Loss from discontinued operations	(0.27)	(0.05)	(0.32)	(0.29)	(0.61)
Net loss	$(14.60)	$(0.05)	$(14.65)	$—	$(14.65)

The Company concluded the above referenced revisions were not material to its previously issued Consolidated Statement of Operations for the year ended December 31, 2018 and Consolidated Balance Sheet as of December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2019. As such, the Company will revise its Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2018 and Consolidated Balance Sheet at December 31, 2018 in the Company’s 2019 Annual Report on Form 10-K. The adjustments will not result in a change to net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows for the year ending December 31, 2018. In addition, the Company has revised the Condensed Consolidated Balance Sheet at December 31, 2018 for the above adjustments including the effects to the Company’s retained deficit and total stockholders’ equity within this Quarterly Report on Form 10-Q.

Other Items

At September 30, 2019, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During the three months ended March 31, 2019, the Company recorded an other-than-temporary impairment of approximately $11.7 million. Prior to the other-than-temporary impairment, FireAngel experienced a decline in its share price. In addition, during March of 2019, FireAngel publicly disclosed its intentions to raise capital through a public offering at a price per share below the Company's investment’s basis. The Company concluded these facts were indicative of an other-than-temporary impairment and recorded the charge within other expense (income), net in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019. During the second quarter of 2019, the Company participated in FireAngel’s public offering to maintain its equity interest. The Company’s carrying value of its investment in FireAngel was $3.7 million as of September 30, 2019.

On March 3, 2018, the Company terminated its distribution agreement with FireAngel. During the three and nine months ended September 30, 2018, the Company’s related party sales to FireAngel were nil and $7.5 million, respectively. There have been no related party sales since the termination of the distribution agreement.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including its Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including its Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. Due to a change in strategy, management recommended and the Company’s Board of Directors approved the decision in July 2019 not to continue pursuing the sale of the majority of the Commercial Business (see Footnote 1). These businesses, with the exception of the Commercial Business, are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018 and 2019, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Process Solutions, Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rexair and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan. The Company currently expects to complete the divestiture of the U.S. Playing Cards business by the end of 2019 (see Footnote 19).
The following table provides a summary of amounts included in discontinued operations for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$147.5	$587.8	$684.9	$2,821.6
Cost of products sold	99.7	379.7	486.2	1,780.5
Selling, general and administrative expenses	26.5	126.6	111.5	577.9
Restructuring costs, net	—	1.8	0.5	6.2
Impairment of goodwill, intangibles and other assets	236.9	628.8	422.6	1,082.8
Operating loss	(215.6)	(549.1)	(335.9)	(625.8)
Non-operating expense (income)	(1.9)	(27.6)	0.6	(488.5)
Loss before income taxes	(213.7)	(521.5)	(336.5)	(137.3)
Income tax expense (benefit)	(41.8)	64.2	(19.0)	243.9
Net loss	$(171.9)	$(585.7)	$(317.5)	$(381.2)

Held for Sale
The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
Accounts receivable, net	$124.2	$206.9
Inventories	109.2	236.7
Prepaid expenses and other	12.9	37.7
Property, plant and equipment, net	94.0	288.0
Operating lease assets, net	13.3	—
Goodwill	38.7	219.7
Other intangible assets, net	565.0	1,263.0
Other assets	9.4	12.9
Current assets held for sale	$966.7	$2,264.9

Accounts payable	$64.6	$146.0
Accrued compensation	29.3	49.1
Other accrued liabilities	67.6	80.3
Deferred income taxes	129.8	251.7
Operating lease liabilities	8.6	—
Other liabilities	8.8	15.1
Current liabilities held for sale	$308.7	$542.2

2019 Divestiture Activity

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the Company recorded a pretax loss of $4.0 million and net pretax gain of $1.6 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the Company recorded a pretax gain of $13.2 million and a net pretax loss of $8.8 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.

On June 4, 2019, the Company entered into a definitive agreement to sell its U.S. Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary working capital and other post-closing adjustments. The Company expects the transaction to be completed in the fourth quarter of 2019, subject to certain customary conditions, including regulatory approvals.
During the three and nine months ended September 30, 2019, the Company recorded impairment charges totaling $237 million and $423 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2018 Divestiture Activity
On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball, for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $5.7 million, and a pretax net loss of $131 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of approximately $1.4 million and $599 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations
On August 31, 2018, the Company sold its Goody business to a fund managed by ACON Investments, LLC for approximately $110 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $20.4 million, which is included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On December 21, 2018, the Company sold Jostens to a fund managed by Platinum Equity, LLC for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

On December 21, 2018, the Company sold Pure Fishing to a fund managed by Sycamore Partners L.P. for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

During the three and nine months ended September 30, 2018, the Company recorded impairment charges totaling $629 million and $1.1 billion, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
Footnote 3 — Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component net of tax for the nine months ended September 30, 2019 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2018	$(492.6)	$(398.1)	$(22.1)	$(912.8)
Other comprehensive income (loss) before reclassifications	(94.7)	(37.2)	0.6	(131.3)
Amounts reclassified to earnings	5.4	4.6	(4.0)	6.0
Net current period other comprehensive loss	(89.3)	(32.6)	(3.4)	(125.3)
Balance at September 30, 2019	$(581.9)	$(430.7)	$(25.5)	$(1,038.1)

For the three and nine months ended September 30, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pretax expense of $2.0 million and $3.5 million, respectively, and $6.2 million and $10.4 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other expense (income), net. For the three and nine months ended September 30, 2019 and 2018, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pretax expense (income) of nil and $4.9 million, respectively, and $(5.2) million and $24.2 million, respectively (see Footnote 10). The amounts reclassified to earnings from cumulative translation adjustment is due to divestitures (see Footnote 2).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments	$(0.3)	$(0.1)	$(0.4)	$(0.6)
Unrecognized pension and postretirement costs	3.9	3.9	11.4	11.9
Derivative financial instruments	(1.2)	(3.8)	1.0	(13.8)
Income tax (provision) benefit related to AOCL	$2.4	$—	$12.0	$(2.5)

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
Restructuring Costs
Restructuring costs incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Appliances and Cookware	$—	$1.3	$2.1	$3.2
Food and Commercial	0.3	1.8	3.0	4.4
Home and Outdoor Living	2.1	3.9	6.6	24.4
Learning and Development	—	—	4.7	3.9
Corporate	0.5	5.4	4.9	28.2
	$2.9	$12.4	$21.3	$64.1

Restructuring costs incurred during the three and nine months ended September 30, 2019 and 2018 primarily relate to the Accelerated Transformation Plan and Jarden Integration.
Accrued restructuring costs activity for the nine months ended September 30, 2019 are as follows (in millions):

	Balance at December 31, 2018	Restructuring Costs, Net	Payments	Reclassification (1)	Foreign Currency and Other	Balance at September 30, 2019
Employee severance, termination benefits and relocation costs	$21.2	$14.2	$(24.7)	$—	$(0.5)	$10.2
Exited contractual commitments and other	46.6	7.1	(23.2)	(12.7)	(0.9)	16.9
	$67.8	$21.3	$(47.9)	$(12.7)	$(1.4)	$27.1

(1)	Reclassification due to the adoption of ASU 2016-02 (see Footnote 1)

Footnote 5 — Inventories
Inventories are stated at the lower of cost or market value and are comprised of the following as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
Raw materials and supplies	$252.9	$243.9
Work-in-process	139.3	146.0
Finished products	1,485.0	1,295.2
	$1,877.2	$1,685.1

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
Land	$70.8	$73.5
Buildings and improvements	613.8	610.3
Machinery and equipment	2,040.0	2,110.8
	2,724.6	2,794.6
Less: Accumulated depreciation	(1,667.5)	(1,641.1)
	$1,057.1	$1,153.5

Depreciation expense for continuing operations was $98.9 million and $37.3 million for the three months ended September 30, 2019 and 2018, respectively, and $180 million and $129 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense for discontinued operations was nil and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and nil and $23.9 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense was nil for 2019 as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

In 2018, as part of the Accelerated Transformation Plan, the Company approved a plan to market for sale the Commercial Business. This business had been classified as held for sale in the Company's historical Condensed Consolidated Balance Sheets. During the third quarter of 2019, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Condensed Consolidated Balance Sheet as of September 30, 2019. Accordingly, the Consolidated Balance Sheet as of December 31, 2018 was recast to reclassify the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $35.7 million in the third quarter of 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had the asset been continuously classified as held and used.

During the three and nine months ended September 30, 2018, the Company recorded $5.7 million and $37.3 million, respectively, of impairment charges on certain other long-lived assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.
Footnote 7 — Goodwill and Other Intangible Assets, Net

The Company has historically performed its annual goodwill and other indefinite-lived intangible asset impairment test as of the first day of the third fiscal quarter of each year (July 1). During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment test from July 1 to December 1. The change was made to more closely align the impairment test date with the Company’s annual planning and budgeting process as well as its long-term planning and forecasting process. The Company has determined this change in accounting principle is preferable and will not affect the consolidated financial statements. Pursuant to the authoritative accounting literature, in 2019 the Company performed an impairment test as of the first day of its third fiscal quarter of 2019 (July 1) and will also perform an impairment test on December 1 to ensure that the change in impairment test date would not delay or avoid an impairment charge. There were no goodwill impairment charges as a result of the Company’s 2019 annual goodwill impairment testing that was performed in the third quarter as of July 1, 2019.

Goodwill activity for the nine months ended September 30, 2019 is as follows (in millions):

					September 30, 2019
Segments	Net Book Value at December 31, 2018	Purchase Accounting Adjustments	Impairment Charges	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$211.2	$1.8	$(1.8)	$(0.1)	$751.8	$(540.7)	$211.1
Food and Commercial	722.7	2.3	(2.3)	23.8	2,096.1	(1,349.6)	746.5
Home and Outdoor Living	163.8	5.7	(5.7)	(0.3)	2,154.2	(1,990.7)	163.5
Learning and Development	2,595.2	0.6	(0.6)	(29.3)	3,412.5	(846.6)	2,565.9
Other	—	0.2	—	(0.2)	—	—	—
	$3,692.9	$10.6	$(10.4)	$(6.1)	$8,414.6	$(4,727.6)	$3,687.0

During the third quarter of 2019, in connection with the Company’s state income tax payable/receivable reconciliation process, the Company identified that its state income tax receivable was overstated by $19.9 million. Upon further analysis, the Company determined the $19.9 million state income tax receivable was recorded during March 2017 with a corresponding reduction to goodwill. As such, the Company recorded an entry to increase goodwill with a corresponding reduction to its state income tax receivable for $19.9 million. The Company then allocated the goodwill to the Company’s businesses and reporting units to determine whether or not the goodwill should have been included in the carrying value of a disposal group or reporting unit that was previously sold or impaired. Based on its analysis, the Company concluded that the entire $19.9 million goodwill balance would have been impaired or recognized as a loss on disposal in previously issued financial statements. The Company concluded the effects of such adjustments are not material to the current period or previously issued financial statements. As such, the Company recorded out-of-period impairment charges and a loss on sale of a divested businesses of $11.7 million and $8.2 million, respectively, of which $10.6 million and $9.3 million were reflected in loss from continuing operations and loss from discontinued operations, net of tax, respectively, in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019.

Other intangible assets, net are comprised of the following as of the dates indicated (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$3,239.5	$—	$3,239.5	$4,093.1	$—	$4,093.1	N/A
Trade names — other	167.0	(45.6)	121.4	170.6	(36.5)	134.1	2-15
Capitalized software	570.9	(417.6)	153.3	552.1	(373.1)	179.0	3-12
Patents and intellectual property	135.1	(95.5)	39.6	137.6	(79.8)	57.8	3-14
Customer relationships and distributor channels	1,295.2	(260.6)	1,034.6	1,303.3	(214.6)	1,088.7	3-30
Other	109.0	(95.1)	13.9	109.0	(74.3)	34.7	3-5
	$5,516.7	$(914.4)	$4,602.3	$6,365.7	$(778.3)	$5,587.4

Amortization expense for intangible assets for continuing operations was $51.6 million and $41.6 million for the three months ended September 30, 2019 and 2018, respectively, and $145 million and $141 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets for discontinued operations was nil and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and nil and $43.4 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense was nil for 2019 as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

In 2018, as part of the Accelerated Transformation Plan, the Company approved a plan to market for sale the Commercial Business. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheets. During the third quarter of 2019, due to a change in strategy by management, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet as of September 30, 2019. Accordingly, the Consolidated Balance Sheet as of December 31, 2018 was recast to reclassify the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $4.0 million in the third quarter of 2019 relating to the amount of amortization expense that would have been recorded in prior periods had the asset been continuously classified as held and used.

During the three months ended September 30, 2019 and 2018, as a result of the Company’s annual other indefinite-lived intangible impairment testing, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names. The impairment charges were allocated to the Company’s reporting segments as follows (in millions):

	Three Months Ended September 30,
Impairment of indefinite-lived intangibles assets (1)	2019 (1)	2018 (2)
Appliances and Cookware	$606.9	$1,185.0
Food and Commercial	—	454.7
Home and Outdoor Living	217.1	2,385.1
Learning and Development	—	246.0
	$824.0	$4,270.8

(1)
In the Appliances and Cookware segment, the impairment charge was recorded within the Appliances and Cookware reporting unit. In the Home and Outdoor Living segment, impairment charges of $151 million and $65.8 million were recorded within the Home Fragrance and Outdoor and Recreation reporting units, respectively. The carrying value of certain Appliances and Cookware trade names exceeded their fair value primarily due to the recently announced tariffs on Chinese imports as well as a decline in sales volume due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. The carrying value of certain Home and Outdoor Living trade names exceeded their fair value primarily within the Home Fragrance reporting unit. The reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its trade names.

Given the current trade negotiations with China and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of tariffs made for purposes of the goodwill and indefinite-lived intangible asset impairment test during the third quarter of 2019 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units are not achieved, it is possible that a material impairment charge may be required in the future.

(2)
In the Appliances and Cookware segment, impairment charges of $1.2 billion were recorded within the Appliances and Cookware reporting unit. In the Food and Commercial segment, impairment charges of $455 million were recorded within the Food and Commercial reporting unit. In the Home and Outdoor Living segment, impairment charges of $1.7 billion, $630 million and $75.0 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge recorded was attributable to the Baby reporting unit. These impairment charges were recorded as a result of the Company’s impairment testing, and resulted primarily from a decrease in the Company’s market capitalization during the three months ended September 30, 2018 and a deterioration of expected future revenues and margins related to certain tradenames within these segments.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
Customer accruals	$566.2	$597.9
Accruals for manufacturing, marketing and freight expenses	49.3	38.8
Accrued self-insurance liabilities, contingencies and warranty	122.5	124.5
Operating lease liabilities	132.0	—
Accrued income taxes	93.3	165.1
Accrued interest expense	115.7	72.9
Other	386.8	255.5
	$1,465.8	$1,254.7

Footnote 9 — Debt
Debt is comprised of the following as of the dates indicated (in millions):

	September 30, 2019	December 31, 2018
2.60% senior notes due 2019	$—	$267.3
4.70% senior notes due 2020	304.8	304.6
3.15% senior notes due 2021	93.6	97.5
3.75% senior notes due 2021	333.3	353.2
4.00% senior notes due 2022	249.2	249.0
3.85% senior notes due 2023	1,387.1	1,740.8
5.00% senior notes due 2023	308.4	310.0
4.00% senior notes due 2024	199.4	496.4
3.90% senior notes due 2025	46.8	90.3
4.20% senior notes due 2026	1,985.9	1,984.5
5.375% senior notes due 2036	416.0	415.8
5.50% senior notes due 2046	657.3	657.2
Commercial paper	324.9	—
Other debt	18.9	48.4
Total debt	6,325.6	7,015.0
Short-term debt and current portion of long-term debt	(633.9)	(318.7)
Long-term debt	$5,691.7	$6,696.3

Senior Notes

In August 2019, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $700 million for up to a maximum aggregate principal amount of certain series of its senior notes. In August 2019, pursuant to the Tender Offers, the Company repurchased approximately $357 million aggregate principal amount of its 3.85% senior notes due 2023, $299 million of its 4.00% senior notes due 2024 and $44.0 million of its 3.90% senior notes due 2025 for total consideration, excluding accrued interest, of approximately $728 million. During the third quarter of 2019, the Company recorded a loss on the extinguishment of debt of $29.0 million.

In March 2019, the Company repaid the entire principal amount outstanding of its 2.60% senior notes due 2019 upon maturity.
The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At September 30, 2019, $13.5 million of deferred gain have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.

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

Receivables Facility

In October 2019, the Company refinanced its then existing receivables purchase agreement. The new $600 million receivables purchase agreement matures in October 2022 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At September 30, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.8% and 0.4% per annum, respectively.

In connection with entering into the Customer Receivables Purchase Agreement, the Company amended its existing receivables purchase agreement on June 18, 2019 to remove certain customer receivables which are subject to the Customer Receivables Purchase Agreement. As a result of the amendment, the parties reduced the aggregate commitment under the Company's then existing securitization facility from $950 million to $700 million.

The Company used a portion of the cash proceeds received from the disposal of the Process Solutions and Rexair businesses (see Footnote 2) to pay down short-term debt, including approximately $269 million outstanding under the Company’s then existing securitization facility at March 3, 2019.
Other
The fair value of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	September 30, 2019		December 31, 2018
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,272.9	$5,981.8	$6,911.2	$6,966.6

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
Fair Value Hedges
At September 30, 2019, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $100 million of principal on the 4.0% senior notes due 2024 (the "2024 Notes") for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
During the third quarter of 2019, the Company terminated approximately $150 million notional amount of these floating rate swaps and received consideration of $5.6 million, which is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. These floating rate swaps that were designated as fair value hedges, were terminated in connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers (see Footnote 9). The termination of these floating rate swaps resulted in a total gain of $5.7 million, which is included in loss on extinguishment of debt for the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations.
Cross-Currency Contracts
The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During 2018, all the Company’s cross-currency interest rate swaps matured. As such, there were no cross-currency swaps outstanding at September 30, 2019 and December 31, 2018. The cross-currency interest rate swaps were intended to eliminate uncertainty in cash flows in U.S. Dollars and British Pounds in connection with the intercompany financing arrangements.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2019, the Company had approximately $298 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2019, the Company had approximately $779 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other expense (income), net.
Commodity Contracts
From time to time the Company may enter into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At September 30, 2019, the Company had approximately $3.7 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments as of the dates indicated (in millions):

	September 30, 2019		December 31, 2018
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$6.2	$1.2	$13.3	$0.7
Commodity contracts	—	0.1	—	—
Fair value hedges:
Interest rate swaps	3.2	1.3	—	11.5
Derivatives not designated as effective hedges:
Foreign currency contracts	11.9	14.0	12.9	4.2
Commodity contracts	—	—	—	0.9
Total	$21.3	$16.6	$26.2	$17.3

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other noncurrent assets
Liability: Other accrued liabilities, and current and noncurrent liabilities

The following tables present gain and loss activity (on a pretax basis) for the three and nine months ended September 30, 2019 and 2018 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3.4)	$—	$(1.9)
Foreign currency contracts	Net sales and cost of products sold	5.6	3.4	1.7	(3.0)
Commodity contracts	Cost of products sold	—	—	—	—
Cross-currency swaps	Other expense (income), net	—	—	—	—
Total		$5.6	$—	$1.7	$(4.9)

		Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (a) (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(6.5)	$—	$(5.7)
Foreign currency contracts	Net sales and cost of products sold	1.1	11.7	11.7	(15.5)
Commodity contracts	Cost of products sold	(0.1)	—	—	—
Cross-currency swaps	Other expense (income), net	—	—	(1.7)	(3.0)
Total		$1.0	$5.2	$10.0	$(24.2)
(a) Represents effective portion recognized in Other Comprehensive Income (Loss) (“OCI”).
At September 30, 2019, deferred net gains of approximately $7.5 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and nine months ended September 30, 2019, the Company recognized income (expense) of $(2.3) million and $(12.0) million, respectively, in other expense (income), net, related to derivatives that are not designated as hedging instruments.

During the three and nine months ended September 30, 2018, the Company recognized income (expense) of $(8.1) million and $(11.1) million, respectively, in other expense (income), net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.
Footnote 11 — Employee Benefit and Retirement Plans
The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$0.1	$0.2	$1.4	$1.3
Interest cost	12.3	11.6	3.0	3.1
Expected return on plan assets	(14.8)	(16.9)	(3.0)	(3.6)
Amortization, net	3.9	5.4	0.5	0.5
Net periodic pension cost	$1.5	$0.3	$1.9	$1.3

	Nine Months Ended September 30,
	U.S.		International
	2019	2018	2019	2018
Service cost	$0.4	$0.6	$4.3	$4.0
Interest cost	36.8	34.8	9.3	9.5
Expected return on plan assets	(44.4)	(50.6)	(9.5)	(11.5)
Amortization, net	11.6	16.1	1.7	1.8
Net periodic pension cost	$4.4	$0.9	$5.8	$3.8

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.5	0.5	1.4	1.4
Amortization, net	(2.3)	(2.6)	(7.0)	(7.7)
Net periodic expense	$(1.8)	$(2.0)	$(5.5)	$(6.1)

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2019 was 39.1% and 42.1% compared to 15.4% and 15.8% for the three and nine months ended September 30, 2018, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2019 and September 30, 2018 was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2019 were also impacted by certain discrete tax items. The three months ended includes a tax benefit of $(202) million related to the impairment of certain intangible assets of the Company, $(73.5) million for the expiration of uncertain tax positions and $(29.0) million related to certain Federal return to provision adjustments. In addition, the nine months ended September 30, 2019 included discrete tax benefits of $(13.2) million for a withholding tax refund received from Switzerland by the Company, $(10.1) million for certain state tax return to provision adjustments and $(14.4) million related to change in tax status of certain entities in various non-U.S. jurisdictions, offset by discrete tax expense of $14.7 million for excess book deductions for equity-based compensation and $12.7 million for additional interest related to the Company’s uncertain tax liabilities.

As compared to the period ended September 30, 2019, the three and nine months ended September 30, 2018 were also impacted by the generation of excess foreign tax credits and certain discrete tax items. The three months ended September 30, 2018 included a benefit of $(1.1) billion related to the impairment of certain intangibles of the Company and $(67.9) million for the reduction of certain income tax contingencies. In addition, the nine months ended September 30, 2018 included discrete tax adjustments of ($69.4) million for a reduction in valuation allowance related to our operations in France, offset by $9.0 million of interest related to uncertain tax liabilities.
On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.
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

Supplemental Condensed Consolidated Balance Sheet information related to leases for the period indicated, is as follows (in millions):

	Classification	September 30, 2019
Assets
Operating leases	Operating lease assets, net	$639.6
Finance leases	Property, plant and equipment, net (1)	16.4
Total lease assets		$656.0
Liabilities
Current
Operating leases	Other accrued liabilities	$132.0
Finance leases	Short-term debt and current portion of long-term debt	3.5
Noncurrent
Operating leases	Long-term operating lease liabilities	555.3
Finance leases	Long-term debt	10.4
Total lease liabilities		$701.2

(1)	Net of accumulated depreciation of $7.3 million.
Components of lease expense as of the date indicated, are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Operating lease cost (1)	$47.4	$150.5
Variable lease costs (2)	6.3	18.5
Finance lease cost:
Amortization of leased assets	1.2	3.5
Interest on lease liabilities	0.1	0.4

(1)	Includes short-term leases, which are immaterial.

(2)	Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.
Remaining lease term and discount rates as of the date indicated, are as follows:

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	7
Finance leases	4
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.4%

Supplemental cash flow information related to leases for the period indicated is as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148.3
Operating cash flows from finance leases	0.5
Financing cash flows from finance leases	2.7
Right of use assets obtained in exchange for lease liabilities:
Operating leases	123.5
Finance leases	6.7

Maturities of lease liabilities for continuing operations under the new lease standard (see Footnote 1) as of September 30, 2019, are as follows (in millions):

	Operating Leases	Finance Leases
2019 (Excludes nine months ended September 30, 2019)	$45.0	$1.1
2020	158.5	4.3
2021	131.3	4.2
2022	110.0	3.3
2023	85.2	1.5
Thereafter	281.0	0.4
Total lease payments	811.0	14.8
Less: imputed interest	(123.7)	(0.9)
Present value of lease liabilities	$687.3	$13.9

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

Rent expense under operating leases for continuing operations was $55.5 million and $166.5 million, respectively, during the three and nine months ended September 30, 2018.
Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding	423.4	470.7	423.2	480.6
Share-based payment awards classified as participating securities (1)	—	0.3	0.1	0.5
Basic weighted average shares outstanding	423.4	471.0	423.3	481.1
Dilutive securities (2)	—	—	—	—
Diluted weighted average shares outstanding	423.4	471.0	423.3	481.1

(1)
For the three months ended September 30, 2019 and 2018, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.

(2)	The three and nine months ended September 30, 2019 both exclude $0.4 million potentially dilutive share-based awards as their effect would be anti-dilutive.
The three and nine months ended September 30, 2018 excludes 0.3 million and 0.6 million potentially dilutive share-based awards as their effect would be anti-dilutive.
At September 30, 2019, there were 1.3 million potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.
Footnote 15 — Stockholders’ Equity and Share-Based Awards
During the nine months ended September 30, 2019, the Company awarded 1.5 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $25.5 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
During the nine months ended September 30, 2019, the Company also awarded 1.5 million time-based RSUs with an aggregate grant date fair value of $25.1 million. These time-based RSU’s entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.
On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing Stock Repurchase Program (“SRP”). Under the Company’s SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. During 2019, the Company has not repurchased any shares of its common stock under the SRP. At September 30, 2019, approximately $2.1 billion remains available to repurchase shares of its common stock under the SRP.
Dividends per share for both the three and nine months ended September 30, 2019 and 2018 were $0.23 and $0.69, respectively.
Other
On March 14, 2019, the Company announced that Michael B. Polk, the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors (the “Board”), would retire from the Company at the end of the second quarter of 2019.
In connection with Mr. Polk’s retirement from the Company, on June 28, 2019 (the “Retirement Date”), the Company and Mr. Polk entered into a Retirement Agreement and General Release (the “Retirement Agreement”), pursuant to which, Mr. Polk agreed to a customary release and restrictive covenants. Pursuant to certain terms and conditions, Mr. Polk’s unexercised 2011 stock options will remain exercisable until expiration in July 2021 consistent with the terms of the underlying option agreement. Additionally, Mr. Polk’s unvested performance-based RSUs awarded in February 2018 will continue to vest in February 2021 (subject to the satisfaction of applicable performance conditions) and a pro rata portion of the RSUs awarded to Mr. Polk in February 2019, reflecting four months of service and totaling 45,724 RSUs, will continue to vest in February 2022 (subject to the satisfaction of applicable performance conditions).
Furthermore, Mr. Polk forfeited his unvested performance-based RSUs awarded in February 2017. The Company accounted for the treatment of his 2018 and 2019 awards as modification of his initial awards based on the terms and conditions of such awards. As such, the cumulative compensation expense of his 2017, 2018 and 2019 awards were reversed during the first quarter of 2019 while the fair value of the modified awards was recognized as compensation expense over the contractual service period. During the nine months ended September 30, 2019, the Company recorded a net benefit of approximately $5.0 million, based on the aforementioned terms and conditions of the Retirement Agreement.

Footnote 16 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	September 30, 2019				December 31, 2018
	Fair Value Asset (Liability)				Fair Value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$21.3	$—	$21.3	$—	$26.2	$—	$26.2
Liabilities	—	(16.6)	—	(16.6)	—	(17.3)	—	(17.3)
Investment securities, including mutual funds	11.0	2.5	—	13.5	—	1.9	—	1.9

For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. Other investment securities are primarily comprised of money market accounts that are classified as Level 2. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.
During the first quarter of 2019, the Company acquired an equity investment for $18.3 million, which is traded on an active exchange and therefore has a readily determinable fair value. At September 30, 2019, the fair value of the equity investment was $11.0 million. For equity investments with readily determinable fair values held at September 30, 2019, the Company recorded $1.1 million and $7.3 million of unrealized losses within other expense (income), net in the Condensed Consolidated Statement of Operations for the three and nine months period ended September 30, 2019.
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

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets.

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values, royalty rates, contributory cross charges, where applicable, and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment testing and as circumstances require.

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Goodwill	$—	$1,039.5
Indefinite-lived intangible assets	1,242.1	3,698.0
	$1,242.1	$4,737.5

At December 31, 2018, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company's annual impairment testing and other testing as circumstances require, while only certain intangible assets are recorded at fair value at September 30, 2019 (See Footnote 7).
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
Footnote 17 — Segment Information

In connection with the Company’s decision to retain the Commercial Business, the Company has realigned its management and segment reporting structure beginning in the third quarter of fiscal 2019. The Company operates and reports financial and operating information in the following four segments:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball®, FoodSaver®, Rubbermaid®, Rubbermaid Commercial Products® and Sistema®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources.

The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate.

As a result of the decision to retain the Commercial Business, net sales, and operating income (loss) for the three and nine months ended September 30, 2018 and segment assets as of December 31, 2018 have been recast for the new segment structure.

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales (1)
Appliances and Cookware	$430.1	$453.6	$1,121.5	$1,215.1
Food and Commercial	473.2	539.4	1,307.4	1,431.2
Home and Outdoor Living	723.2	726.5	2,055.2	2,137.9
Learning and Development	824.1	829.2	2,254.4	2,274.9
Other	—	—	—	2.0
	$2,450.6	$2,548.7	$6,738.5	$7,061.1

Operating income (loss) (2)
Appliances and Cookware	$(595.0)	$(1,568.8)	$(592.9)	$(1,550.2)
Food and Commercial	32.8	(1,697.6)	152.8	(1,599.6)
Home and Outdoor Living	(180.7)	(4,300.4)	(163.0)	(4,283.2)
Learning and Development	182.1	(159.2)	487.6	102.5
Other	—	1.0	—	3.4
Corporate	(71.1)	(97.7)	(208.9)	(290.0)
Restructuring	(2.9)	(12.4)	(21.3)	(64.1)
	$(634.8)	$(7,835.1)	$(345.7)	$(7,681.2)

			September 30, 2019	December 31, 2018
Segment assets
Appliances and Cookware			$1,610.4	$2,134.5
Food and Commercial			3,237.6	3,185.8
Home and Outdoor Living			4,101.1	4,103.2
Learning and Development			4,805.7	4,882.1
Corporate			1,288.7	1,151.9
			$15,043.5	$15,457.5

			Three Months Ended September 30,
			2019	2018
Impairment of goodwill and indefinite-lived intangibles assets (3)
Appliances and Cookware			$606.9	$1,604.5
Food and Commercial			—	1,802.1
Home and Outdoor Living			217.1	4,370.1
Learning and Development			—	351.3
			$824.0	$8,128.0

(1)	All intercompany transactions have been eliminated.

(2)
Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and included in segment operating income.

(3)
During the three months ended September 30, 2019 and 2018, as a result of the Company’s annual other indefinite-lived intangible impairment testing, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended September 30, 2019
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$430.1	$—	$—	$—	$—	$430.1
Food and Commercial Products	—	473.2	—	—	—	473.2
Connected Home and Security	—	—	112.1	—	—	112.1
Home Fragrance	—	—	254.9	—	—	254.9
Outdoor and Recreation	—	—	356.2	—	—	356.2
Baby and Parenting	—	—	—	300.2	—	300.2
Writing	—	—	—	523.9	—	523.9
Other	—	—	—	—	—	—
Total	$430.1	$473.2	$723.2	$824.1	$—	$2,450.6

North America	$296.8	$412.5	$536.5	$605.2	$—	$1,851.0
International	133.3	60.7	186.7	218.9	—	599.6
Total	$430.1	$473.2	$723.2	$824.1	$—	$2,450.6

	Three Months Ended September 30, 2018
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$453.6	$—	$—	$—	$—	$453.6
Food and Commercial Products	—	539.4	—	—	—	539.4
Connected Home and Security	—	—	96.4	—	—	96.4
Home Fragrance	—	—	261.0	—	—	261.0
Outdoor and Recreation	—	—	369.1	—	—	369.1
Baby and Parenting	—	—	—	301.4	—	301.4
Writing	—	—	—	527.8	—	527.8
Other	—	—	—	—	—	—
Total	$453.6	$539.4	$726.5	$829.2	$—	$2,548.7

North America	$319.1	$482.9	$532.8	$596.5	$—	$1,931.3
International	134.5	56.5	193.7	232.7	—	617.4
Total	$453.6	$539.4	$726.5	$829.2	$—	$2,548.7

	Nine Months Ended September 30, 2019
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$1,121.5	$—	$—	$—	$—	$1,121.5
Food and Commercial Products	—	1,307.4	—	—	—	1,307.4
Connected Home and Security	—	—	286.8	—	—	286.8
Home Fragrance	—	—	623.4	—	—	623.4
Outdoor and Recreation	—	—	1,145.0	—	—	1,145.0
Baby and Parenting	—	—	—	826.2	—	826.2
Writing	—	—	—	1,428.2	—	1,428.2
Other	—	—	—	—	—	—
Total	$1,121.5	$1,307.4	$2,055.2	$2,254.4	$—	$6,738.5

North America	$730.8	$1,132.7	$1,476.8	$1,626.4	$—	$4,966.7
International	390.7	174.7	578.4	628.0	—	1,771.8
Total	$1,121.5	$1,307.4	$2,055.2	$2,254.4	$—	$6,738.5

	Nine Months Ended September 30, 2018
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$1,215.1	$—	$—	$—	$—	$1,215.1
Food and Commercial Products	—	1,431.2	—	—	—	1,431.2
Connected Home and Security	—	—	273.5	—	—	273.5
Home Fragrance	—	—	648.8	—	—	648.8
Outdoor and Recreation	—	—	1,215.6	—	—	1,215.6
Baby and Parenting	—	—	—	848.7	—	848.7
Writing	—	—	—	1,426.2	—	1,426.2
Other	—	—	—	—	2.0	2.0
Total	$1,215.1	$1,431.2	$2,137.9	$2,274.9	$2.0	$7,061.1

North America	$806.4	$1,257.1	$1,532.0	$1,607.1	$2.0	$5,204.6
International	408.7	174.1	605.9	667.8	—	1,856.5
Total	$1,215.1	$1,431.2	$2,137.9	$2,274.9	$2.0	$7,061.1

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

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On January 31, 2019, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of the motions to dismiss filed in In re Newell Brands Inc. Securities Litigation and Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

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

The Company and certain of its officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired the Company's common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878 (United States District Court for the District of New Jersey). The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132 (United States District Court for the District of New Jersey). On September 27, 2018, the court consolidated these two cases under Civil Action No. 18-cv-10878 (JMV)(JBC) bearing the caption In re Newell Brands, Inc. Securities Litigation. The court also named Hampshire County Council Pension Fund as the lead plaintiff in the consolidated case. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, was entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. As of December 31, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock had delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware), and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition, Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware), was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition, Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware), was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and, except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and eleven of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements, in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners.

Following the settlements, claims from the holders of approximately 2.9 million former Jarden shares remained outstanding in the proceedings. The value of the merger consideration attributable to such shares based on the Company’s stock price on the closing date of the Jarden acquisition would have been approximately $171 million in the aggregate. The fair value of the shares of Jarden common stock held by these dissenting stockholders, as determined by the court, is payable in cash and could be lower or higher than the Merger Consideration to which such Jarden stockholders would have been entitled under the Merger Agreement.

On July 19, 2019, the Court issued an order in which it determined that the fair value of the remaining Jarden shares as of the date of the Merger was $48.31 per share, reflecting approximately $140 million in value to be paid to the remaining dissenting shareholders. The Court also ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. As of September 30, 2019, accrued interest on the Court’s award totaled approximately $37.0 million. On July 26, 2019, the remaining dissenting shareholders filed a Motion for Reargument asking the Court to amend its valuation to no less than the deal price of $59.21 per share. On September 16, 2019, the Court denied the Motion for Reargument and affirmed its $48.31 per share valuation. The Court entered judgment on October 2, 2019. On October 4, 2019, the Company paid the judgment in the amount of approximately $177 million, which cuts off interest accumulation on the judgment amount. On November 1, 2019, the remaining dissenter shareholders filed a Notice of Appeal with the Delaware Supreme Court.

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Home and Outdoor Living segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers, which resulted in a $13.0 million reduction of net revenue during the three month period ending June 30, 2019. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. The Company accrued its best estimate for the cost it is obligated to reimburse retailers for shipping and handling incurred to return the product as of September 30, 2019. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. The Company currently estimates it may incur $10.0 million to $15.0 million in costs associated with this matter.

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

The Company’s estimate of environmental remediation costs associated with these matters as of September 30, 2019, was $44.2 million, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiary Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives range from approximately $28.0 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

U.S. EPA issued a Record of Decision for the lower 8.3 miles of the Lower Passaic River in March 2016 (the “2016 ROD”). The 2016 ROD finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the 2016 ROD, U.S. EPA issued GNLs for the lower 8.3 miles of the Lower Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL, including the Company Parties, as well as several additional entities. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree “under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.”

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to twenty PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash-out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” Then, by letter dated September 18, 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities. The letter affirms that U.S. EPA anticipates eventually offering cash-out settlements to a number of parties, and that it expects “that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the OU2 lower 8.3 mile remedial action.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a draft Interim Remedy FS (the “Draft IR FS”) on August 12, 2019, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these alternatives range from approximately $6 million to $460 million. EPA has indicated it aims to have the IR FS finalized by the end of 2019, and to issue a Record of Decision for the upper 9 miles in the fourth quarter of 2020.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against 5 additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17- mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it “anticipates” asserting additional claims against the defendants “regarding Newark Bay,” which is also part of the Diamond Alkali Superfund Site, after U.S. EPA has decided the Newark Bay remedy.

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

Frederick County, Virginia

In February 2019, Rubbermaid Commercial Products LLC, a subsidiary of the Company (“Rubbermaid Commercial Products”), was sued in Frederick County, Virginia by the Virginia Director of the Department of Environmental Quality and the State Air Pollution Control Board. The complaint alleged that Rubbermaid Commercial Products unlawfully constructed and operated certain equipment at one of its facilities prior to obtaining an air permit and failed to comply with certain reporting obligations under the permit once issued and sought unspecified civil penalties and injunctive relief. The parties entered into a Consent Order in September 2019, pursuant to which Rubbermaid Commercial Products paid a civil penalty of approximately $0.2 million and agreed to conduct specified environmental compliance activities, resulting in dismissal of the complaint and resolution of the matter.

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

As of September 30, 2019, the Company had approximately $64 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 19 - Subsequent Events

Commencing with the Company’s Accelerated Transformation Plan, during 2018, the Company approved a plan to market for sale its Mapa/Spontex and Quickie® cleaning tools (“Quickie”) businesses. These businesses have been classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 and as a discontinued operation in the Company’s Condensed Consolidated Statement of Operations for both the three and nine months ended September 30, 2019 and September 30, 2018. Management concluded in October 2019 not to continue pursuing the sale of the Mapa/Spontex and Quickie businesses. Based on the financial profile of these businesses, as compared to the expected proceeds, the Company determined that retention of these businesses would maximize their value to the Company. Commencing in the fourth quarter of 2019, the Mapa/Spontex and Quickie businesses will no longer be classified as held for sale in the Company's Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 nor be presented as discontinued operations in the Company’s Consolidated Statement of Operations for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017. The Company anticipates recording a charge of approximately $16 million in the fourth quarter of 2019 relating to the amount of depreciation and amortization expense that would have been recorded in prior periods had the assets been continuously classified as held and used. The Mapa/Spontex and Quickie businesses generated revenue of $118 million and $353 million and operating loss of $223 million and $270 million for the three and nine months ended September 30, 2019, respectively, which were presented in loss from discontinued operations, net of tax within the Company’s Condensed Consolidated Statements of Operations. The operating loss for the three and nine months ended September 30, 2019 includes impairment charges of $237 million and $311 million, respectively. As of September 30, 2019, the Mapa/Spontex and Quickie businesses had assets of $683 million and liabilities of $194 million, which were classified in assets and liabilities held for sale in the Company’s Condensed Consolidated Balance Sheet. The Company is still evaluating the segment in which the retained Mapa/Spontex and Quickie businesses will be included, but management anticipates that the businesses will be included in the Food and Commercial segment.

On October 25, 2019, the Company delivered a notice of redemption to the holders of its 5.00% senior notes due 2023 to redeem the entire $300 million aggregate principal amount of notes issued and outstanding at November 25, 2019. Pursuant to the notice of redemption, the Company will redeem the entire aggregate principal amount of the notes at a redemption price of 102.5% (see Footnote 9).

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
Business Overview
Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert® and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play.
Business Strategy
In 2018, Newell Brands announced its Accelerated Transformation Plan, designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the company’s advantaged capabilities in innovation, design and e-commerce. The Accelerated Transformation Plan was designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.
As part of the Company’s Accelerated Transformation Plan, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including its Waddington Group, Process Solutions, Rubbermaid Commercial Products, Rexair and Mapa/Spontex businesses, as well as non-core consumer businesses, including its Jostens, Pure Fishing, Rawlings, Rubbermaid Outdoor, Closet, Refuse and Garage, Goody Products and U.S. Playing Cards businesses. These businesses, with the exception of the Commercial Business, are classified as discontinued operations. Prior periods have been reclassified to conform with the current presentation. During 2018 and 2019, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), Process Solutions, the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Rexair and Waddington Group, Inc. (“Waddington”) and other related subsidiaries as part of the Accelerated Transformation Plan.
Due to a change in strategy, management recommended and the Company’s Board of Directors approved the decision in July 2019 not to continue pursuing the sale of the majority of the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Commercial Business”). The decision to keep the business was based on the strength of the Rubbermaid Commercial Products brand, its competitive position in a large and growing category, and its track record of cash flow generation, revenue growth and margin expansion. The current management team believes that retaining this business will further enhance the value creation opportunity for the Company. Prior periods have been reclassified to conform with the current presentation. As such, commencing in the third quarter of 2019, the Commercial Business was no longer classified as held for sale in the Company's Condensed Consolidated Balance Sheets nor as discontinued operations in the Company's Condensed Consolidated Statement of Operations. The Commercial Business is reported in the Food and Commercial segment for all periods presented. During the three and nine months ended September 30, 2019, the Company recorded a charge of $39.7 million relating to the amount of depreciation and amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used. At the time of its decision in July 2019, the Company was continuing to explore the possible divestiture of the Quickie® cleaning tools (“Quickie”) businesses, which were formerly part of the same disposal group as the Commercial Business. See Footnotes 1 and 2 of the Notes to the Consolidated Financial Statements for further information.
Commencing with the Company’s Accelerated Transformation Plan, during 2018, the Company approved a plan to market for sale Mapa/Spontex and Quickie. These businesses have been classified as held for sale in the Company's Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 and as a discontinued operation in the Company’s Condensed Consolidated Statement of Operations for both the three and nine months ended September 30, 2019 and September 30, 2018. The Company has concluded in October 2019 not to continue pursuing the sale of the Mapa/Spontex and Quickie businesses. Based on the financial profile of these businesses, relative to expected sales proceeds, the Company determined that retention of these businesses would maximize their value to the Company. Commencing in the fourth quarter of 2019, the Mapa/Spontex and Quickie businesses will no longer be classified as held for sale in the Company's Consolidated Balance Sheet nor be presented as discontinued operations in the Company’s Consolidated Statement of Operations. The Company is still evaluating the segment in which the retained Mapa/Spontex and Quickie businesses will be included, but management anticipates that the businesses will be included in the Food and Commercial segment. See Footnote 19 of the Notes to the Consolidated Financial Statements for further information.
The Company currently expects to complete the divestiture of its U.S. Playing Cards business by the end of 2019, which will complete the Company’s current divestiture program.

Organizational Structure

In connection with the Company’s decision to retain the RCP business, the Company has realigned its management and segment reporting structure beginning in the third quarter of fiscal 2019. The Company operates and reports financial and operating information in the following four segments:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball®, FoodSaver®, Rubbermaid®, Rubbermaid Commercial Products® and Sistema®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, Expo®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. All prior periods have been reclassified to conform to the current reporting structure.

The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate.

Divestitures
2019 Activity
On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the Company recorded a pretax loss of $4.0 million and a net pretax gain of $1.6 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the Company recorded a pretax gain of $13.2 million and a net pretax loss of $8.8 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.

On June 4, 2019, the Company entered into a definitive agreement to sell its U.S. Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million subject to customary working capital and other post-closing adjustments. The Company expects the transaction to be completed in the fourth quarter of 2019, subject to certain customary conditions, including regulatory approvals.

During the three and nine months ended September 30, 2019, the Company recorded impairment charges totaling $237 million and $423 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2018 Activity
On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball, for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $5.7 million and a pretax net loss of $131 million, respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of approximately $1.4 million and $599 million, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On August 31, 2018, the Company sold its Goody business to a fund managed by ACON Investments, L.L.C. for approximately $110 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2018, the Company recorded a pretax gain of $20.4 million, which is included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations.
On December 21, 2018, the Company sold Jostens to a fund managed by Platinum Equity, LLC for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.
On December 21, 2018, the Company sold Pure Fishing to a fund managed by Sycamore Partners L.P. for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments.

During the three and nine months ended September 30, 2018, the Company recorded impairment charges totaling $629 million and $1.1 billion respectively, which are included in the loss from discontinued operations, net of tax in the Company’s Condensed Consolidated Statement of Operations related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
See Footnote 2 of the Notes to the Consolidated Financial Statements for further information.
Annual Goodwill and Other Indefinite-Lived Intangible Asset Impairment Test
During the third quarter, management historically performs its annual goodwill and indefinite-lived intangible asset impairment testing. During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment test from July 1 to December 1. The change was made to more closely align the impairment test date with the Company’s annual planning and budgeting process as well as its long-term planning and forecasting process. Pursuant to the authoritative accounting literature, in 2019 the Company performed an impairment test as of the first day of its third fiscal quarter of 2019 (July 1) and will also perform an impairment test on December 1 to ensure that the change in impairment test date would not delay or avoid an impairment charge. As such the Company performed its annual impairment testing as of July 1, 2019. During the three and nine months ended September 30, 2019, as a result of the Company’s impairment testing, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived tradenames. There were no goodwill impairment charges as a result of the Company's 2019 annual goodwill impairment testing performed in the third quarter as of July 1, 2019.
In the Appliances and Cookware segment, impairment charges of $607 million were recorded within the Appliances and Cookware reporting unit. In the Home and Outdoor Living segment, impairment charges of $151 million and $65.8 million were recorded within the Home Fragrance and Outdoor and Recreation reporting units, respectively. The carrying value of certain Appliances and Cookware trade names exceeded their fair value primarily due to the recently announced tariffs on Chinese imports as well as a decline in sales volume due to a loss in market share for certain appliance categories from newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. The carrying value of certain Home and Outdoor Living trade names exceeded their fair value primarily within the Home Fragrance reporting unit. The reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its trade names.

Given the current trade negotiations with China and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of tariffs made for purposes of the goodwill and indefinite-lived intangible asset impairment test during the third quarter of 2019 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units are not achieved, it is possible that a material impairment charge may be required in the future.
See Footnote 7 of the Notes to the Consolidated Financial Statements for further information.

Tender Offer and Redemptions

In August 2019, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $700 million for up to a maximum aggregate principal amount of certain of its senior notes. In August 2019, pursuant to the Tender Offers, the Company repurchased its 3.85% senior notes due 2023, 4.00% senior notes due 2024 and 3.90% senior notes due 2025 for total consideration, excluding accrued interest, of approximately $728 million. In connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers, the Company terminated approximately $150 million notional amount of floating rate swaps. As a result of this debt extinguishment and termination of the floating rate swaps, the Company recorded a loss on the extinguishment of debt of $29.0 million for the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations. See Footnotes 9 and 10 of the Notes to the Consolidated Financial Statements for further information.

On October 25, 2019, the Company delivered a notice of redemption to the holders of its 5.00% senior notes due 2023 to redeem the entire $300 million aggregate principal amount of notes issued and outstanding at November 25, 2019. Pursuant to the notice of redemption, the Company will redeem the entire aggregate principal amount of the notes at a redemption price of 102.5% (see Footnote 9).

Impacts of Tariffs and New Treasury Regulations

The United States Trade Representative (“USTR”) has imposed increased tariffs on some Chinese goods imported into the U.S., resulting in increased costs for the Company. The Company has been successful at negotiating an exemption for most of the U.S. tariffs on baby gear, which represents a substantial portion of the Company’s tariff exposure. The Company’s fiscal year 2019 gross tariff exposure from the existing tariffs on Chinese goods is estimated to be $78 million. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and in some cases relocation. The Company is monitoring and planning for the 301 List 4B tariffs that are expected to become effective on December 15, 2019. However, the U.S. government continues its trade negotiations with China, which may or may not result in changes, favorable or unfavorable, to the previously implemented or additional tariffs. These additional tariffs, and a full year of previously implemented tariffs, could have a material impact on the Company‘s operating results and cash flows, with an estimated fiscal year 2020 gross impact in the range of $115 million to $180 million, primarily relating to our Appliances and Cookware and Outdoor and Recreation businesses. The Company will continue to deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Results of Operations

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2019	2018	Increase (Decrease)	% Change
Net sales	$2,450.6	$2,548.7	$(98.1)	(3.8)%
Cost of products sold	1,639.9	1,633.3	6.6	0.4%
Gross profit	810.7	915.4	(104.7)	(11.4)%
Selling general and administrative expenses (“SG&A”)	607.7	604.4	3.3	0.5%
Restructuring costs, net	2.9	12.4	(9.5)	(76.6)%
Impairment of goodwill, intangibles and other assets	834.9	8,133.7	(7,298.8)	(89.7)%
Operating loss	(634.8)	(7,835.1)	7,200.3	91.9%
Interest expense, net	74.2	105.6	(31.4)	(29.7)%
Loss on extinguishment of debt	29.0	—	29.0	100.0%
Other expense (income), net	7.0	4.2	2.8	66.7%
Loss before income taxes	$(745.0)	$(7,944.9)	$7,199.9	90.6%

The decrease in net sales for the three months ended September 30, 2019 was primarily due to a decline in sales across all segments, primarily within the Appliances and Cookware and Food and Commercial segments. These changes are inclusive of unfavorable changes in foreign currency (approximately 1%).

Cost of products sold for the three months ended September 30, 2019 increased slightly compared to the prior year period. Reported gross profit margin was 33.1% versus 35.9% in the prior year period. The change was primarily due to the unfavorable impact of lower sales and inflation related input costs and tariffs, partially offset by improved pricing and productivity savings. In addition, gross profit margin was unfavorably impacted as a result of the cumulative depreciation expense adjustment recorded as a result of the Company’s decision to retain the Commercial Business. The Company recorded a charge of $35.2 million in the third quarter of 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had Commercial Business been continuously classified as held and used. See Footnotes 1, 2 and 6 of the Notes to the Consolidated Financial Statements for further information.

The increase in SG&A for the three months ended September 30, 2019 was primarily due to an increase in advertising and promotion costs, partially offset by a reduction in overhead costs, as well as the benefits derived from cost savings initiatives.

The restructuring costs for the three months ended September 30, 2019 and 2018 mostly comprises costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During the three months ended September 30, 2019 and 2018, in connection with the Company’s annual impairment test, the Company recorded non-cash charges to reflect the impairment of certain indefinite-lived intangible assets of approximately $824 million and $4.3 billion, respectively. There was no goodwill impairment charge in connection with the Company’s 2019 annual impairment test. The Company recorded a non-cash charge of approximately $3.9 billion to reflect the impairment of goodwill in connection with the Company’s 2018 impairment test. The impairment charges related to the Company’s reporting segments as follows (in millions):

Impairment of goodwill and indefinite-lived intangibles assets	Three Months Ended September 30,
	2019	2018
Appliances and Cookware	$606.9	$1,604.5
Food and Commercial	—	1,802.1
Home and Outdoor Living	217.1	4,370.1
Learning and Development	—	351.3
Total	$824.0	$8,128.0

See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding impairment testing.

Consolidated operating loss as a percentage of net sales for the three months ended September 30, 2019 and 2018 was approximately 25.9% and 307% respectively. The decrease in operating loss is primarily due to lower impairment charges, partially offset by the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in interest expense for the three months ended September 30, 2019 was primarily due to lower debt levels. The weighted average interest rate for the three months ended September 30, 2019 and 2018 was approximately 4.6% and 4.2%, respectively.

During the three months ended September 30, 2019, the Company recorded a loss on the extinguishment of debt of $29.0 million in connection with the Company’s tender offer of certain of its senior notes. See Footnotes 9 and 10 of the Notes to the Consolidated Financial Statements for further information.

See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Three Months Ended September 30,				Three Months Ended September 30,
(in millions)	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Appliances and Cookware	$430.1	$453.6	$(23.5)	(5.2)%	$(595.0)	$(1,568.8)	$973.8	62.1%
Food and Commercial	473.2	539.4	(66.2)	(12.3)%	32.8	(1,697.6)	1,730.4	101.9%
Home and Outdoor Living	723.2	726.5	(3.3)	(0.5)%	(180.7)	(4,300.4)	4,119.7	95.8%
Learning and Development	824.1	829.2	(5.1)	(0.6)%	182.1	(159.2)	341.3	214.4%
Other	—	—	—	—%	—	1.0	(1.0)	(100.0)%
Corporate	—	—	—	—%	(71.1)	(97.7)	26.6	27.2%
Restructuring	—	—	—	—%	(2.9)	(12.4)	9.5	76.6%
Total	$2,450.6	$2,548.7	$(98.1)	(3.8)%	$(634.8)	$(7,835.1)	$7,200.3	91.9%
Three Months Ended September 30, 2019 versus the Three Months Ended September 30, 2018

Appliances and Cookware

The decrease in net sales for the three months ended September 30, 2019 was primarily in North America due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. The Company expects this trend to continue into the foreseeable future. The net sales decline in North America was partially offset by sales growth in Latin America. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating loss as a percentage of net sales for the three months ended September 30, 2019 and 2018 was approximately 138% and 346%. The decrease in operating loss is primarily due to lower impairment charges, partially offset by the unfavorable impact of lower sales and cost of goods inflation. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding the 2019 annual impairment test.

Food and Commercial

The decrease in net sales for the three months ended September 30, 2019 was primarily due to lower sales in the Commercial Business, in part due to volume declines at certain major retailers and softness in the fresh preserving and food storage categories, partially as a result of timing differences in sales for Black Friday. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating income (loss) as a percentage of net sales for the three months ended September 30, 2019 and 2018 was approximately 6.9% and (315)%. The change is primarily due to lower impairment charges, partially offset by the unfavorable impact of lower sales and cost of goods inflation. In addition, operating margin was unfavorably impacted as a result of the cumulative depreciation and amortization expense adjustment recorded as a result of the Company’s decision to retain the Commercial Business. The Company recorded a charge of $39.7 million in the third quarter of 2019 relating to the amount of depreciation and amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used. See Footnotes 1, 2, 6 and 7 of the Notes to the Consolidated Financial Statements for further information.

Home and Outdoor Living

The decrease in net sales for the three months ended September 30, 2019 was primarily driven by decline in the Coleman category, due in part to lost distribution at a key U.S. retailer within our Outdoor and Recreation business, and the exit of 72 underperforming Yankee Candle retail stores within our Home Fragrance business. These declines were partially offset by improved sales across certain other categories within the segment, primarily within our Connected Home and Security business as a result of the timing of promotional sales as well as increased sales driven by distribution gains in EMEA for our Home Fragrance business. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating loss as a percentage of net sales for the three months ended September 30, 2019 and 2018 was approximately 25.0% and 592%, respectively. The decrease in operating loss is primarily due to lower impairment charges, partially offset by the unfavorable impact of cost of goods inflation. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding the 2019 annual impairment test.

Learning and Development

The decrease in net sales for the three months ended September 30, 2019 was primarily due to unfavorable changes in foreign currency. The unfavorable impact from foreign currency more than offset increased sales in the Writing business. Net sales in the Writing business were favorably impacted as a result of promotional sales related to the Back to School season, which was partially offset by softening trends in slime sales.

Operating income (loss) as a percentage of net sales for the three months ended September 30, 2019 and 2018 was approximately 22.1% and (19.2)%, respectively. The change is primarily due to lower impairment charges.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2019	2018	Increase (Decrease)	% Change
Net sales	$6,738.5	$7,061.1	$(322.6)	(4.6)%
Cost of products sold	4,483.1	4,605.8	(122.7)	(2.7)%
Gross profit	2,255.4	2,455.3	(199.9)	(8.1)%
Selling general and administrative expenses	1,742.0	1,907.1	(165.1)	(8.7)%
Restructuring costs, net	21.3	64.1	(42.8)	(66.8)%
Impairment of goodwill, intangibles and other assets	837.8	8,165.3	(7,327.5)	(89.7)%
Operating loss	(345.7)	(7,681.2)	7,335.5	95.5%
Interest expense, net	232.6	342.2	(109.6)	(32.0)%
Loss on extinguishment of debt	29.0	—	29.0	100.0%
Other expense (income), net	30.7	(10.5)	41.2	392.4%
Loss before income taxes	$(638.0)	$(8,012.9)	$7,374.9	92.0%

The decrease in net sales for the nine months ended September 30, 2019 was primarily due to a decline in sales across all segments, primarily within the Company’s Appliances and Cookware, Food and Commercial and Home and Outdoor Living segments. These changes are inclusive of unfavorable changes in foreign currency (approximately 2%).

The decrease in cost of products sold for the nine months ended September 30, 2019 was primarily driven by lower sales

(approximately $140 million) and foreign currency translation (approximately $73 million), partially offset by the impact of a slight decrease in gross profit margin. Reported gross profit margin was 33.5% versus 34.8% in the prior year period. The change was primarily due to the unfavorable impact of lower sales, inflation related to input costs and tariffs. In addition, gross profit margin was unfavorably impacted as a result of the cumulative depreciation expense adjustment recorded as a result of the Company’s decision to retain the RCP business. The Company recorded a charge of $35.2 million in the third quarter of 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had RCP been continuously classified as held and used. See Footnotes 1, 2 and 6 of the Notes to the Consolidated Financial Statements for further information.

The decrease in SG&A for the nine months ended September 30, 2019 was primarily due to a reduction in overhead costs (approximately $77 million) and foreign currency translation (approximately $26 million).

The restructuring costs for the nine months ended September 30, 2019 and 2018 mostly comprises costs related to the Accelerated Transformation Plan, primarily consisting of severance costs.

During the nine months ended September 30, 2019 and 2018, in connection with the Company’s annual impairment test, the Company recorded non-cash charges to reflect the impairment of certain indefinite-live intangible assets of approximately $824 million and $4.3 billion, respectively. There was no goodwill impairment charge in connection with the Company’s 2019 annual impairment test. The Company recorded a non-cash charge of approximately $3.9 billion to reflect the impairment of goodwill in connection with the Company’s 2018 impairment test. The impairment charge was allocated to the Company’s reporting segments as follows (in millions):

Impairment of goodwill and indefinite-lived intangibles assets	Nine Months Ended September 30,
	2019	2018
Appliances and Cookware	$606.9	$1,604.5
Food and Commercial	—	1,802.1
Home and Outdoor Living	217.1	4,370.1
Learning and Development	—	351.3
Total	$824.0	$8,128.0

See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding the 2019 annual impairment testing.

Consolidated operating loss as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was approximately 5.1% and 109% respectively. The decrease in operating loss is primarily due to lower impairment charges, benefits derived from cost savings initiatives and other reductions in overhead costs, partially offset by the unfavorable impact of lower sales, inflation related to input costs and tariffs.

The decrease in interest expense for the nine months ended September 30, 2019 was primarily due to lower debt levels. The weighted average interest rate for the nine months ended September 30, 2019 and 2018 was approximately 4.5% and 4.2%, respectively.

During the nine months period ended September 30, 2019, the Company recorded a loss on the extinguishment of debt of $29.0 million in connection with the Company’s tender offer of certain of its senior notes. See Footnotes 9 and 10 of the Notes to the Consolidated Financial Statements for further information.

Other expense (income), net for the nine months ended September 30, 2019 includes an other-than-temporary-impairment (approximately $12 million) with respect to the Company’s investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC). See Footnote 1 of the Notes to the Consolidated Financial Statements for further information. In addition, during the first quarter of 2019, the Company acquired an equity investment that is traded on an active exchange. The Company marks-to-market the investment to fair value each reporting period. As such, the Company recorded an unrealized loss (approximately $7 million) during the nine months ended September 30, 2019. See Footnote 16 of the Notes to the Condensed Consolidated Financial Statements for information regarding the fair market value of equity investments.

See Footnote 12 of the Notes to Condensed Consolidated Financial Statements for information regarding income taxes.

Business Segment Operating Results

	Net Sales				Operating Income (Loss)
	Nine Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Appliances and Cookware	$1,121.5	$1,215.1	$(93.6)	(7.7)%	$(592.9)	$(1,550.2)	$957.3	61.8%
Food and Commercial	1,307.4	1,431.2	(123.8)	(8.7)%	152.8	(1,599.6)	1,752.4	109.6%
Home and Outdoor Living	2,055.2	2,137.9	(82.7)	(3.9)%	(163.0)	(4,283.2)	4,120.2	96.2%
Learning and Development	2,254.4	2,274.9	(20.5)	(0.9)%	487.6	102.5	385.1	375.7%
Other	—	2.0	(2.0)	(100.0)%	—	3.4	(3.4)	(100.0)%
Corporate	—	—	—	—%	(208.9)	(290.0)	81.1	28.0%
Restructuring	—	—	—	—%	(21.3)	(64.1)	42.8	66.8%
Total	$6,738.5	$7,061.1	$(322.6)	(4.6)%	$(345.7)	$(7,681.2)	$7,335.5	95.5%

Nine Months Ended September 30, 2019 versus the Nine Months Ended September 30, 2018

Appliances and Cookware

The decrease in net sales for the nine months ended September 30, 2019 was primarily in North America due to a loss in domestic market share for certain appliance categories driven by the success of newly launched competitive products. The Company expects this trend to continue into the foreseeable future. The net sales decline in North America was partially offset by sales growth in Latin America. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating loss as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was approximately 52.9% and 128%. The decrease in operating loss is primarily due to lower impairment charges, partially offset by the unfavorable impact of lower sales and cost of goods inflation. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding the 2019 annual impairment test.

Food and Commercial

The decrease in net sales for the nine months ended September 30, 2019 was primarily due to lower sales in the Commercial Business, in part due to volume declines at certain major retailers and softness in the fresh preserving and food storage categories . The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating income (loss) as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was approximately 11.7% and (112)%. The change is primarily due to lower impairment charges and decrease in SG&A. This increase in operating income was partially offset by the unfavorable impact of lower sales and cost of goods inflation. In addition, operating margin was unfavorably impacted as a result of the cumulative depreciation and amortization expense adjustment recorded as a result of the Company’s decision to retain the Commercial Business. The Company recorded a charge of $39.7 million in the third quarter of 2019 relating to the amount of depreciation and amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used. See Footnotes 1, 2, 6 and 7 of the Notes to the Consolidated Financial Statements for further information.

Home and Outdoor Living

The decrease in net sales for the nine months ended September 30, 2019 was primarily driven by a decline in the Coleman category, due in part to the lost distribution at a key U.S. retailer, and unfavorable weather conditions, as well as returns and lost sales associated with a product recall within our Outdoor and Recreation business. See Footnote 18 of the Notes to Condensed Consolidated Financial Statements for further information regarding the product recall. In addition, net sales declined due to the exit of 72 underperforming Yankee Candle retail stores. These declines were partially offset by improved sales across certain other categories within the segment, primarily within our Connected Home and Security business, partly as a result of the timing of promotional sales. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating loss as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was approximately 7.9% and

200%, respectively. The decrease in operating loss is primarily due to lower impairment charges as well as a decline in SG&A as a result of cost savings initiatives, partially offset by the unfavorable impact of cost of goods inflation. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements and the Company’s Significant Accounting Policies and Critical Estimates for Goodwill and Indefinite-Lived Intangibles below for further information regarding the 2019 annual impairment test.

Learning and Development

The decrease in net sales for the nine months ended September 30, 2019 was primarily due to weakness in the Baby and Parenting business largely attributable to the liquidation of a major customer, which was announced in March 2018, and unfavorable foreign currency, partially offset by a sales shift to other major retailers, and growth in the Writing business, in part due to U.S. strength largely driven by increased demand at certain major retailers. The decrease in net sales is inclusive of unfavorable changes in foreign currency.

Operating income (loss) as a percentage of net sales for the nine months ended September 30, 2019 and 2018 was approximately 21.6% and 4.5%, respectively. The increase in operating income is primarily due to lower impairment charges, a decline in SG&A, and productivity savings.

Liquidity and Capital Resources
Liquidity
At September 30, 2019, the Company had cash and cash equivalents of approximately $465 million, of which approximately $444 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, divestiture proceeds, access to capital markets, and availability under its Facility (defined hereafter) and Securitization Facility (defined hereafter) will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations, divestiture proceeds and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share, to pay down debt and debt maturities as they come due, to complete its ongoing restructuring initiatives and to invest in share repurchase.
Cash and cash equivalents increased (decreased) as follows for the nine months ended September 30, 2019 and 2018 (in millions):

Continuing Operations	2019	2018	Increase (Decrease)
Cash provided by operating activities	$403.1	$88.6	$314.5
Cash used in investing activities	(151.4)	(122.2)	(29.2)
Cash provided by (used in) financing activities	(270.6)	1,006.5	(1,277.1)
Discontinued Operations
Cash provided by operating activities	$21.0	$93.0	$(72.0)
Cash provided by investing activities	732.4	2,681.5	(1,949.1)
Cash used in financing activities	(753.4)	(2,774.5)	2,021.1
Total Company
Cash provided by operating activities	$424.1	$181.6	$242.5
Cash provided by investing activities	581.0	2,559.3	(1,978.3)
Cash used in financing activities	(1,024.0)	(1,768.0)	744.0
Currency effect on cash and cash equivalents	(11.4)	(15.0)	3.6
Increase (decrease) in cash and cash equivalents	$(30.3)	$957.9	$(988.2)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

On October 25, 2019, the Company delivered a notice of redemption to the holders of its 5.00% senior notes due 2023 to redeem the entire $300 million aggregate principal amount of notes issued and outstanding at November 25, 2019. Pursuant to the notice of redemption, the Company will redeem the entire aggregate principal amount of the notes at a redemption price of 102.5% (see Footnote 9).

Factors Affecting Liquidity

On November 1, 2019, S&P Global Inc. ("S&P") downgraded the Company’s debt rating to “BB+” as S&P believes the Company would fail to meet S&P’s target debt level for 2019. Moody’s Corporation ("Moody’s") continues to maintain its investment grade debt rating for the Company. At September 30, 2019, the Company could borrow up to approximately $800 million under its commercial paper program. As a result of the downgrade, the Company’s ability to borrow under its commercial paper program will be adversely affected for a period of time either through an increase in interest costs on borrowings under the commercial paper program or limitations on or elimination of the Company’s ability to access the commercial paper market. The Company does not expect any change in its ability to access liquidity in the short term as a result of the downgrade. At September 30, 2019, the Company had $325 million outstanding under its commercial paper program.

Limitations on access to the commercial paper program may require the Company to borrow additional funds under the Facility (defined hereafter). The Company’s ability to borrow under the Facility will not be affected by the downgrade. The interest rate for borrowings under the Facility would be one month LIBOR plus 105 basis points. Our Facility requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Facility. At the time of filing this Quarterly Report on Form 10-Q, the Company is compliant with its financial covenants. See Footnote 9 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the Facility.

In addition, certain of the Company’s Senior Notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of the downgrade. This increase to the interest rates of the Senior Notes subject to adjustment is expected to increase the Company’s annual interest expense by approximately $11 million.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrade.

Cash Flows from Operating Activities

The change in net cash provided by in operating activities from continuing operations is primarily due to favorable working capital management as a result of the Company’s continued focus on improving its working capital. There was a decrease in accounts receivable due to better terms compliance as a result of improvements in the Company’s dispute resolution process and accounts receivable sold under the new Customer Receivables Purchase Agreement (see “Capital Resources”). In addition, there was a decrease in payments to suppliers, as a result of negotiating extended payment terms with key suppliers.

Cash Flows from Investing Activities

The change in cash used in investing activities from continuing operations was primarily due to cash received by the company in the prior year for insurance claims and settlement of a note receivable. For the nine months ended September 30, 2019 and 2018, capital expenditures from continuing operations were $151 million and $175 million, respectively.

Cash Flows from Financing Activities

The change in net cash used in financing activities from continuing operations was primarily due to the period-over-period change in debt during the nine months ended September 30, 2019 and 2018. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information on debt. For the nine months ended September 30, 2019 and 2018, cash payments for shares repurchases were nil and $511 million, respectively.

Capital Resources

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At September 30, 2019, there was $325 million of commercial paper outstanding, there were approximately $27 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $900 million (See Footnote 9 of the Notes to Condensed Consolidated Financial Statements).

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $201 million under the new agreement during the second quarter of 2019. The balance of the factored receivables at September 30, 2019 remained substantially unchanged from the balance at June 30, 2019. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows.

In October 2019, the Company refinanced its then existing receivables purchase agreement. The new $600 million receivables purchase agreement matures in October 2022 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate. At September 30, 2019, the borrowing rate margin and the unused line fee on the Securitization Facility were 0.8% and 0.4% per annum, respectively.

The Company was not in default of any of its debt covenants at September 30, 2019.
At September 30, 2018, there were approximately 2.5 million shares of the Company’s common stock that had not been issued and $61 million in cash that had not been paid to the former holders of Jarden shares who are exercising their right to judicial appraisal under Delaware law. Absent consent by the Company, these dissenting shareholders are no longer entitled to the merger consideration, but are instead entitled only to the judicially determined fair value of their shares, plus interest accruing from the date of the Jarden Acquisition, payable in cash (See Footnote 18 of the Notes to Condensed Consolidated Financial Statements). At September 30, 2019, the Company has accrued approximately $177 million of unpaid consideration related to these former shares of Jarden common stock. The amount accrued at September 30, 2019 was paid in its entirety in cash in October 2019.

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

Fair Value Hedges

At September 30, 2019, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $100 million of principal on the 4.0% senior notes due 2024 (the "2024 Notes") for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
During the third quarter of 2019, the Company terminated approximately $150 million notional amount of these floating rate swaps and received consideration of $5.6 million, which is included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019. These floating rate swaps that were designated as fair value hedges, were terminated in connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers (see Footnote 9). The termination of these floating rate swaps resulted in a total gain of $5.7 million, which is included in loss on extinguishment of debt for the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Operations.

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
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2019, the Company had approximately $298 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2019, the Company had approximately $779 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through October 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

To a lesser extent, the Company also enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At September 30, 2019, the Company had approximately $3.7 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments as of September 30, 2019 (in millions):

September 30, 2019
Asset (Liability)

Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$5.0
Commodity contracts	(0.1)
Fair value hedges:
Interest rate swaps	1.9
Derivatives not designated as effective hedges:
Foreign currency contracts	(2.1)
Total	$4.7

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

As a result of acquisitions in prior years, the Company has significant intangible assets on its balance sheet that include goodwill and indefinite-lived intangibles (primarily, trademarks and trade names). The Company’s goodwill and indefinite-lived intangibles have historically been tested and reviewed for impairment annually (during the third quarter), or more frequently if facts and circumstances warrant. During the second quarter of fiscal 2019, the Company decided to change the date of its annual impairment test from July 1 to December 1.

The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. As a result of the Company’s Accelerated Transformation Plan that resulted in a number of businesses designated as held for sale as well as the Company’s decision to retain the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Commercial Business”), the Company is now comprised of eight reporting units, within its four primary operating segments as part of its continuing operations. Pursuant to the authoritative accounting literature, in 2019 the Company will perform an annual impairment test as of the first day of its third fiscal quarter of 2019 (July 1) as well as December 1 to ensure that the change in impairment test date did not delay or avoid an impairment charge. As such the Company performed its annual goodwill impairment testing as of July 1, 2019, at which date the Company’s goodwill attributable to continuing operations was $3.7 billion. Additionally, the carrying value of the Company’s indefinite-lived intangible assets attributable to continuing operations was approximately $4.1 billion as of the July 1, 2019.

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

Both qualitative and quantitative goodwill impairment testing requires significant use of judgment and assumptions, including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The Company uses a discounted cash flow method. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is also made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate.

The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, terminal values and discount rates). For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a trade name by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method is the excess earnings method, which estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset, and discounting those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During its annual impairment testing in the third quarter of 2019, the Company estimated the fair values of its reporting units based on a discounted cash flow methodology reflecting the latest projections which included, among other things, the impacts of the recently announced tariffs on Chinese imports, as well as other inflation. The fair values of each of the reporting units exceeded the respective carrying value of the reporting unit. Consequently, there were no goodwill impairment charges recorded during the third quarter of 2019 (see Footnote 7 to the Condensed Consolidated Financial Statements). All of the Company’s reporting units’, with the exception of Appliances and Cookware, fair value exceeded their respective carrying value by more than 10%. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair value of the Appliances and Cookware reporting unit would have resulted in an impairment charge of approximately $32 million.

The Company performed the quantitative impairment tests in its annual impairment testing for all its trade names using either the relief from royalty method or excess earnings method similar to their initial valuations. The Company recorded impairment charges of $824 million related to various trade names within its reporting units as follows:

Trade names within the Appliances and Cookware segment, primarily from the Jarden acquisition, were impaired by $607 million as their carrying values exceeded their fair values. The carrying value of certain trade names exceeded their fair value primarily due to the recently announced tariffs as well as a decline in sales volume due to a loss in market share for certain appliance categories from newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these trade names would have resulted in an increase to the impairment charge of approximately $17 million. The remaining carrying value of trade names within this segment is approximately $145 million.

Trade names within the Home and Outdoor Living segment were impaired by $217 million as their carrying values exceeded their fair values, primarily within the Home Fragrance reporting unit. While the Home Fragrance reporting unit has experienced growth, the reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its trade names. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these trade names would have resulted in an increase to the impairment charge of approximately $143 million. The remaining carrying value of trade names within this segment is approximately $1.6 billion.

There were no impairments of the Company’s trade names within the Learning and Development or Food and Commercial segments. The remaining carrying value of trade names within the Learning and Development and Food and Commercial segments are approximately $631 million and $815 million, respectively, with $240 million and $815 million of those trade names with fair values in excess of 10% of the carrying values, respectively. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Learning and Development and Food and Commercial trade names would have resulted in an impairment charge of approximately $47 million and $16 million, respectively.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings, foreign exchange rates, labor inflation, tariffs, and industry growth. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment tests based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or trade names, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

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

•
the impact of U.S. or foreign regulations on the Company’s operations, including the escalation of tariffs on imports into the U.S. and exports to Canada, China and the European Union and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	new Treasury or tax regulations and the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights;

•	significant increases in the funding obligations related to the Company’s pension plans; and

•	other factors listed from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2019, due to the material weakness in internal control over financial reporting described below.
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
During the first quarter of 2019, management identified that the Company did not maintain effective controls to ensure changes in the underlying data utilized in determining the estimated fair value were complete and accurate and to ensure that the expected form of sale of the disposal groups were appropriately reflected in the Company’s impairment tests prior to filing the 2018 Form 10-K.
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
Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2019.
Remediation Plan

Management believes it has designed and implemented measures to remediate the deficiencies resulting in the material weakness. Specific remedial actions undertaken by management include without limitation:

•	enhancing the level of review of deferred tax balances for each business held for sale;

•	supplementing the review of deferred tax balances by legal entity to ensure proper presentation for financial reporting purposes;

•	enhancing the review of the intra-period tax allocation between continuing and discontinued operations;

•	enhancing the review of the tax basis utilizing the gain/loss calculation;

•	enhancing the held for sale footnote reconciliation process; and

•	enhancing the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment test.
However, the material weakness will not be considered remediated until management’s remedial actions operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Item 1A. Risk Factors of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 3019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2019:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	—	$—	—	$2,096,216,000
August	5,264	15.76	—	$2,096,216,000
September	—	—	—	$2,096,216,000
Total	5,264	$15.76	—

(1)
Under the Company’s share repurchase program (“SRP”), the Company may repurchase shares of its common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. On June 11, 2018, the Company announced that its Board of Directors authorized a $2.5 billion increase in the then available amount under its existing SRP. Under the updated SRP, the Company is authorized to repurchase up to approximately $3.6 billion of its outstanding shares through the end of 2019. At September 30, 2019, the Company’s remaining available share repurchase capacity approved under the SRP was approximately $2.1 billion

(2)
All shares during the three months ended September 30, 2019, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*†	Second Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan effective as of July 26, 2019.
10.2†	CEO Offer Letter dated July 29, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated July 30, 2019).
10.3†	CEO Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019).
10.4†	Newell Brands Executive Severance Plan effective as of July 26, 2019 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019).
10.5
Amended and Restated Loan and Servicing Agreement, dated as of October 2, 2019, among Jarden Receivables, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association and Royal Bank of Canada, each as an Issuing lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2019).

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

NEWELL BRANDS INC. Registrant

Date:	November 4, 2019	/s/ Christopher H. Peterson
Christopher H. Peterson
Executive Vice President, Chief Financial Officer

Date:	November 4, 2019	/s/ Robert A. Schmidt
Robert A. Schmidt
Senior Vice President, Chief Accounting Officer