Form 10-K
period 2019-12-31
NEWELL BRANDS INC.
filed 2020-03-02
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2019	1-9608
___________________
NEWELL BRANDS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
___________________

Delaware	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6655 Peachtree Dunwoody Road,		30328
Atlanta,	Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value per share	NWL	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
___________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 423.5 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at January 31, 2020. The aggregate market value of the shares of Common Stock on June 30, 2019 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $6.5 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

Website Access to Securities and Exchange Commission Reports

The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as practicable after the Company files them with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s Internet website can be found at www.newellbrands.com. The information on the Company’s website is not incorporated by reference into this Annual report on Form 10-K.

GENERAL

Newell Brands is a global marketer of consumer and commercial products that make life better every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Mapa®, Spontex®, Quickie® and Yankee Candle®. The Company sells its products in nearly 200 countries around the world and has operations on the ground in nearly 100 of these countries.

BUSINESS STRATEGY

The Company is currently executing a turnaround strategy, with the vision of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. These strategies are designed to address key challenges facing the Company, including: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.

The Company has identified the following strategic imperatives to address and adapt to these challenges during its turnaround period:

•	Strengthen the portfolio by investing in attractive categories aligned with its capabilities and strategy;

•	Sustainable profitable growth by focusing on innovation, as well as growth in digital marketing, e-commerce and its international businesses;

•	Attractive margins by driving productivity and overhead savings to reinvest into the business;

•	Cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and

•	Build a winning team through engagement and focusing the best people on the right things.
Execution on these strategic imperatives will better position the Company for long-term sustainable growth in order to achieve its short-to-near-term goals of:

•	Growing core sales;

•	Improving operating margins;

•	Accelerating cash conversion cycle; and

•	Strengthening organizational capability and employee engagement.
Accelerated Transformation Plan

On December 31, 2019, the Company completed the sale of its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to adjustment for working capital and other items, and recorded a pre-tax loss of $5.0 million, which completed its previously announced Accelerated Transformation Plan (the “ATP”), which was designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The ATP was also designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold: Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold: its Process Solutions business, Rexair Holdings Inc. (“Rexair”), The United States Playing Card Company and other related subsidiaries. As a result of these transactions, the Company recorded aggregate pre-tax gains of $7.3 million and $831 million in 2019 and 2018, respectively, and received gross proceeds of $996 million and $5.1 billion in 2019 and 2018, respectively. At December 31, 2019, the Company’s total debt was $5.7 billion and cash and cash equivalents were $349 million.

In July 2019, the Company announced its decision to no longer pursue the sale of the majority of the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (“Commercial Products”). The decision to keep Commercial Products was based on the strength of the brand, its competitive position in a large and growing category, and track record of cash flow generation, revenue growth and margin expansion. Management believes that retaining this business will further enhance the value creation opportunity for the Company. In October 2019, the Company decided to no longer pursue the sale of the Mapa/Spontex and Quickie businesses. The decision to keep these businesses was based on their financial profile, relative to expected sales proceeds.

At December 31, 2019, the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses and the Mapa/Spontex and Quickie businesses (the “Commercial Business”) are no longer classified as held for sale in the Consolidated Financial Statements and are reported in the Food and Commercial segment (see below) for all periods presented. During 2019, the Company recorded a cumulative catch-up adjustment of depreciation and amortization expense of $56.6 million to reflect the amounts that would have been recorded had these businesses been continuously classified as held and used.

See Footnote 3 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s four primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball®, FoodSaver®, Rubbermaid®, Sistema®, Rubbermaid Commercial Products®, Mapa®, Quickie® and Spontex®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information.

Appliances and Cookware

The Appliances and Cookware segment designs, manufactures, sources, markets and distributes a diverse line of household products. Kitchen appliances are primarily sold under the Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam® trademarks. Aluminum and stainless-steel cookware and bakeware are sold under the Calphalon® trademark. The Appliances and Cookware segment also has rights to sell various small appliance products in substantially all of Europe under the Breville® brand name.

The Appliances and Cookware segment primarily markets its products directly to club, department store, drug/grocery, home centers, mass merchant, specialty retailers, distributors and e-commerce companies.

Food and Commercial

The Food and Commercial segment designs, manufactures, sources, markets and distributes a diverse line of household products. Food storage products are sold primarily under the FoodSaver®, Rubbermaid® and Sistema® trademarks. The Company also sells certain food storage products under the Ball® trademark, pursuant to a license from Ball Corporation. The Commercial Business designs, manufactures or sources and distributes cleaning and refuse products, hygiene systems and material handling solutions primarily under the Quickie®, Mapa®, Rubbermaid®, Rubbermaid Commercial Products® and Spontex® trademarks.

The Food and Commercial segment primarily markets its products directly to club, department store, drug/grocery, home centers, commercial products distributors, mass merchant, specialty retailers, distributors, e-commerce companies, select contract customers and other professional customers.

Home and Outdoor Living

The Home and Outdoor Living segment designs, manufactures, sources, markets and distributes home fragrance and home security products, as well as global consumer active lifestyle products for outdoor and outdoor-related activities. Home fragrance products are sold primarily under the Chesapeake Bay Candle®, WoodWick® and Yankee Candle® trademarks. Home security products are primarily sold under the First Alert® trademark. Active lifestyle products are sold primarily under the Coleman®, Contigo®, ExOfficio® and Marmot® trademarks.

The Home and Outdoor Living segment primarily markets its products directly to club, department store, drug/grocery, home centers, mass merchant, sporting goods and specialty retailers, distributors and e-commerce companies, as well as direct to consumers on-line and in Yankee Candle retail stores.

Learning and Development

The Learning and Development segment designs, manufactures, sources, markets and distributes writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products. Writing instruments, activity-based adhesive and cutting products and labeling solutions products are sold primarily under the Dymo®, Elmer’s®, EXPO®, Mr. Sketch®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Waterman® and X-Acto® trademarks. Baby gear and infant care and health products are sold primarily under the Baby Jogger®, Graco®, NUK® and Tigex® trademarks.

The Learning and Development segment primarily markets its products directly to mass merchants, warehouse clubs, drug/grocery stores, office superstores, office supply stores, contract stationers, travel retail, distributors and e-commerce companies, and direct to consumers on-line.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

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

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, extinguisher powder, nylon, paper, plastic resin, sawdust, tin plate, wax and wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. In particular, certain businesses within the Company’s Learning and Development segment rely on third-party manufacturers for substantially all of their products. Specifically, the Baby business unit has a single source of supply for products that comprise a majority of its sales and which owns the intellectual property for many of those products.

Backlog

The dollar value of unshipped orders is not material.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names and tradenames that are, in the aggregate, important to its business. The Company’s most significant registered trademarks include Aprica®, Baby Jogger®, Calphalon®, Campingaz®, Coleman®, Contigo®, Crock-Pot®, Dymo®, Elmer’s®, EXPO®, First Alert®, FoodSaver®, Graco®, Mapa®, Marmot®, Mr. Coffee®, NUK®, Oster®, Paper Mate®, Parker®, Quickie®, Rubbermaid Commercial Products®, Rubbermaid®, Sistema®, Spontex®, Sunbeam®, WoodWick®, Sharpie® and Yankee Candle®.

Customers/Competition

The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors and e-commerce companies. The dominant share of the market represented by large mass merchandisers, together with consumer shopping patterns, contributes to a market environment in which dominant multi-category retailers and e-commerce companies have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through pricing.

Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, reducing current inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers and e-commerce companies to import generic products directly from foreign sources and to source and sell products under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that sells candles.

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

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 14.6%, 14.6% and 14.8% of net sales in 2019, 2018 and 2017, respectively. The Company’s top-ten customers in 2019 included (in alphabetical order): Amazon, Bed, Bath & Beyond, Costco, Lowe’s, Kroger, Office Depot, Staples, Target, The Home Depot and Walmart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

The Company’s research and development efforts focus on developing new, differentiated and innovative products to meet consumers’ needs. The Company’s product development efforts begin with consumer insights. The Company continues to invest to strengthen its product design, research and development capabilities and has consolidated its design and innovation capabilities and consumer marketing and insight capabilities into a global center of excellence to further strengthen these capabilities. Product development efforts begin with enhanced marketing and insight and research and development capabilities, which have been leveraged to implement a new ideation process throughout the business, resulting in idea fragments that feed the development of product concepts.

Employees

At December 31, 2019, the Company had approximately 30,000 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. Management believes that its relationships with its employees and collective bargaining unions are satisfactory.

ITEM 1A. RISK FACTORS

The ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing the Company. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

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

For example, uncertainty over the terms of the United Kingdom’s departure from the European Union, commonly known as Brexit, has caused political and economic uncertainty in the United Kingdom and the rest of Europe, which could harm consumer demand and ultimately adversely impact the Company’s business. Continuing challenging global economic conditions, particularly outside of the U.S., and potential volatility in domestic and/or foreign equity markets, may result in considerable pressure on consumer demand, which may have an adverse effect on demand for the Company’s products, as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions. Such events could negatively impact the Company’s overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the Company’s business.

The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. A proliferation of digitally native brands has further intensified the competitive landscape. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors and e-commerce companies. The dominant share of the market represented by these large retailers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, reducing inventory levels, demanding innovative new products and products tailored to each of their unique requirements, requiring suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors may result in a number of customers experiencing financial difficulty or failing in the future. For example, the Company’s results in 2018 were impacted negatively by the bankruptcy and liquidation of Toys ‘R’ Us. In particular, a loss of, or a failure by, another one of the Company’s large customers could adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s sales are dependent on purchases from several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

The Company’s customer base is relatively fragmented. Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchases by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end customers could have an adverse effect on the Company’s gross profit margins and operating income. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop on-line) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

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

The Company cannot provide any assurance that it can continue to successfully meet the needs of its customers or that customer demand will remain consistent. A substantial decrease in sales to any of its major customers and an inability to adapt to the emergence of alternative retail channels could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s customers may further consolidate, which could materially adversely affect the Company’s sales and margins.

The Company’s customers have steadily consolidated over the last two decades. The Company expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets, reduce inventory, and rationalize their supply chain, which could adversely affect the Company’s business and results of operations. There can be no assurance that, following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in future pricing and other competitive pressures that could reduce the Company’s sales and margins and have a material adverse effect on the Company’s business, results of operations and financial condition.

If the Company is unable to commercialize a continuing stream of new products that create demand, the Company’s ability to compete in the marketplace may be adversely impacted.

The Company’s strategy includes investment in new product development and a focus on innovation. Its long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products and line extensions that create demand. The Company’s ability to quickly innovate in order to adapt its products to meet changing consumer demands is essential, especially in light of e-commerce significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. New product development and commercialization efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include the costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. In addition, sales generated by new products or line extensions could cause a decline in sales of the Company’s existing products. If new product development and commercialization efforts are not successful, the Company’s financial results could be adversely affected.

If the Company does not continue to develop and maintain leading brands or realize the anticipated benefits of increased advertising and promotion spend, its operating results may suffer.

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands so that the Company’s retail and other customers will need the Company’s products to meet consumer demand. Leading brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Circumstances associated with divestitures and product line exits could adversely affect the Company’s results of operations and financial condition.

Although the ATP is now completed, the Company may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner, and prospective buyers may have difficulty obtaining financing. Past and future divestitures and business discontinuations also involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the disruption of the Company’s business;

•	the potential loss of key employees; and

•	disputes or litigation with the buyers.

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

The retail industry is rapidly evolving and consumers are increasingly embracing shopping on-line and through mobile commerce applications. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing and the pace of this increase could accelerate. At the same time, the portion of retail business at traditional “brick and mortar” stores and shopping centers is decreasing.

The Company’s strategy includes investments in e-commerce, and investments in technology initiatives. If these investments fail to adequately or effectively allow the Company to grow its e-commerce business, maintain or grow its overall market position or otherwise benefit the Company, the Company’s market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of sales by the Company’s other customers, which could, if not offset by a greater increase in e-commerce sales, materially adversely affect the business of the Company.

Furthermore, the cost of certain e-commerce and technology investments may adversely impact the Company’s financial performance in the short-term and may adversely impact its financial performance over the longer term. There can be no assurance that investments in e-commerce infrastructure and technology will result in increased sales, through e-commerce or otherwise.

Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

As further detailed in Item 9A below, management has identified material weaknesses in its internal control over financial reporting. One material weakness was disclosed in the Company’s 2018 Annual Report on Form 10-K, filed on March 4, 2019 and subsequent quarterly reports on Form 10-Q, related to accounting for the impact of divestitures. The Company also discovered a material weakness in December 2019 related to accounting for certain tax matters. These control deficiencies could have resulted in a misstatement of accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that these control deficiencies constitute material weaknesses.

Under standards established by the Public Company Accounting Oversight Board (the “PCAOB”), a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness in accounting for divestitures, the Company has completed the documentation and testing of the following corrective actions:

•	Enhanced the level of review of deferred tax balances for each business that is categorized as held for sale considering the form of divestiture transaction;

•	Supplemented the review of deferred tax balances by legal entity and account to ensure proper presentation for financial reporting purposes;

•	Enhanced the review of the intra-period tax allocation between continuing and discontinued operations;

•	Enhanced the review of the calculation of historical and current tax basis utilized in the gain/loss calculation;

•	Enhanced the held for sale footnote reconciliation process; and

•	Enhanced the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment test.

Though management has effectively and successfully operated the non-tax components of the aforementioned remediation plan for three consecutive quarters in 2019, this material weakness will not be considered remediated until each component of management’s remedial actions operate for a sufficient period of time and management has concluded, through testing of divestiture transactions or otherwise, that these controls are operating effectively.

During the course of 2019, management made certain changes as part of the remediation of the material weakness related to accounting for divestitures, which relate to the material weakness for accounting for income taxes and which the Company believes will contribute to the remediation efforts of the material weakness. These changes include:

•	Hiring experienced resources with substantive backgrounds in accounting for income taxes as well as U.S. multinational public company experience; and

•	Engaging a third party to review the Company’s tax provision processes, identify inefficiencies, and recommend process enhancements.

Subsequent to the identification of the material weakness for accounting for income taxes, management began to implement a tax reporting software solution that has enhanced our visibility of uncertain tax positions in order to remediate the material weakness.

The Company plans to implement the following additional steps to remediate the material weakness for accounting for income taxes:

•	Implementing enhancements and process improvements to the quarterly and annual provision with respect of uncertain tax positions and state income taxes; and

•	Undertaking extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes; and

•	Implementing a tax reporting software solution that will enhance our state income tax reporting capabilities.

While management believes that it now has the requisite personnel to operate the controls in the tax function and the remediation actions described above should remediate the material weakness with respect to accounting for income taxes, as management continues the remediation process, it may determine certain additional enhancements may be necessary. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Any failure to remediate the material weaknesses, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impact the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weakness, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

The Company has substantial indebtedness, which could materially and adversely affect the Company and its financial position, including decreasing its business flexibility, impacting its ratings and increasing its borrowing costs.

At December 31, 2019, the Company had $5.7 billion in outstanding debt, reflecting a reduction of approximately $1.3 billion versus the end of 2018. The Company’s substantial indebtedness has had, and could continue to have, important consequences for the Company, including:

•
requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which reduces the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchases of the Company’s common stock and other general corporate purposes;

•	limiting the Company’s flexibility in planning for, or reacting to, adverse business and economic conditions or changes in the Company’s business and the industries in which it operates;

•	placing the Company at a competitive disadvantage compared to its competitors that have less debt; and

•	limiting, along with the financial and non-financial covenants in the Company’s debt documents, its ability to borrow additional funds.

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

While the vast majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

An increase in interest rates may also occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark reference for short-term interest rates. Such a transition may result in the usage of a higher reference rate for our variable rate debt. The U.S. Federal Reserve has sponsored the Alternative Reference Rates Committee (“ARRC”), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the U.S. Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). ARRC has recommended SOFR as the alternative to LIBOR and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organisation of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swaps and Derivatives Association has published guidance on interest rate benchmarks and alternatives in July and August 2018. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our customers, or our future results of operations or financial condition.

Governmental investigations or actions by other third parties could have a material adverse effect on management and the Company’s business operations.

The Company is subject to various federal, state and foreign laws and regulations. In the ordinary course of business, the Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. In particular, on January 31, 2020, the Company received a subpoena from the SEC primarily relating to its sales practices and certain accounting matters. See Footnote 19 of the Notes to the Consolidated Financial Statements for further information. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies may be time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations. The impact of these inquiries and other investigations and lawsuits could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s businesses and operations are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, data privacy, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal and environmental matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Consolidated Financial Statements for the period ending December 31, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from the 2018 year that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

The Company’s operating results can be adversely affected by changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

The Company’s success is dependent, in part, on its continued ability to reduce its exposure to increases in the cost of raw materials, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. During periods of rising prices of raw materials, there can be no assurance that the Company will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent the Company has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on the Company’s business, results of operations and financial condition.

Some of the products the Company manufactures require particular types of glass, metal, paper, plastic, resin, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing the Company’s products. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates.

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States. Considerable political uncertainty exists in the United States and abroad that could result in continuing changes to the national and international trade policies around which the Company has built its sourcing practices and operations. Given the Company's reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. For example, in March 2018, the current presidential administration-imposed tariffs of 25% on steel imports and 10% on aluminum imports. These tariffs, which remain in effect, apply to imported steel and aluminum products from most of the world. In addition, the current presidential administration imposed additional tariffs of 25% on many Chinese-origin goods effective July 6, 2018 and August 23, 2018, and imposed additional tariffs of 10% on a substantial number of additional Chinese-origin goods (“List 3 Products”) effective September 24, 2018 (the 10% tariff on List 3 Products increased to 25% on May 10, 2019). The current presidential administration also imposed 15% tariffs on additional Chinese-origin goods, List 4a, on September 1, 2019. The Phase 1 agreement signed on January 15, 2020, reduced List 4a from 15% to 7.5% (effective February 14, 2020) and suspended tariffs under List 4b at 15%, which was due to go into effect on December 15, 2019. In addition to tariffs on Chinese-origin goods, on October 18, 2019, the current presidential administration imposed additional tariffs on certain products imported into the United States from the European Union. Any extension of tariffs to additional categories of goods or to additional importers or exporters or additional countries of origin could significantly increase the cost of some our products and reduce our margins. The Company will continue to work to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. However, there can be no assurance these mitigation efforts will be successful.

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

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment in recent years. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, certain businesses in the Baby business unit have a single source of supply for products that comprise a majority of their sales and which owns intellectual property rights in respect of many of those products. Should any of these single source suppliers fail to manufacture sufficient supply, go out of business or discontinue a particular component, the Company may not be able to find alternative vendors and suppliers in a timely manner, if at all. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company. The Company cannot assure you that it could quickly or effectively replace any of its suppliers if the need arose, and the Company cannot assure you that it could retrieve tooling and molds possessed by any of its third-party suppliers. The Company’s dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

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

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operational results to suffer. For example, in December 2019 and January 2020, an outbreak of a new strain of Coronavirus in Wuhan, China, has resulted in travel disruption and an impact on corporate operations in China. At this point, the exact extent to which the Coronavirus may impact our supply chain or results of operations is uncertain; however, our revenues may be impacted in the first half of 2020.

Further, on June 23, 2016, the United Kingdom held a referendum in which voters approved the withdrawal of the United Kingdom from the European Union. Because of the referendum, the British government began negotiating the terms of the United Kingdom’s future relationship with the European Union. While the European Union and United Kingdom reached an agreement on Brexit in October 2019, and the United Kingdom exited the European Union on January 31, 2020, details of the new trade and regulatory relationship are still to be finalized. There may be greater restrictions on imports and exports between the United Kingdom and European Union countries and increased regulatory complexities in the future. These changes could cause disruptions to trade and free movement of goods, services, and people to and from the United Kingdom, disruptions to the workforce or the workforce of the Company’s suppliers or business partners, increased foreign exchange volatility with respect to the British pound and additional legal, political, and economic uncertainty. The foregoing could create uncertainty surrounding the Company’s business and the business of existing and future customers and suppliers, which could increase the cost of some of the Company’s products, thereby reducing its margins. Further, the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition, and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks. Depending on the extent to which the Company may be required to make material changes to its European operations beyond those currently planned, the Company’s results of operations and business prospects could be negatively affected.

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

The Company is exposed to both foreign currency translation and transaction risks that may materially adversely affect the Company’s operating results, financial condition and liquidity.

The reporting currency for the Company’s financial statements is the U.S. dollar and it has substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. The preparation of the Company’s Consolidated Financial Statements requires translation of those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in the Company’s Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to the Company’s results of operations from period to period. Although the Company may employ, at times, a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, it cannot guarantee that such risk management strategies will be effective, and its financial condition or results of operations could be adversely impacted.
In addition, foreign currency transaction risk arises when the Company and its subsidiaries enter into transactions where the settlement occurs in a currency other than its functional currency. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized in the Consolidated Statement of Operations in the period in which they arise. Although the Company may employ, at times, a variety of techniques to mitigate the impact of foreign currency transaction risk, including the hedging of forecasted cash inflows and outflows, it cannot guarantee that such risk management strategies will be effective, and its financial condition or results of operations could be adversely impacted.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

A cyber-attack or failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on the Company’s business or reputation.

The Company relies extensively on information technology (“IT”) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•
collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to the General Data Protection Regulation of the European Union or the California Consumer Privacy Act;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage the Company’s business.

Increased IT security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to the Company’s networks or data, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. As techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement adequate preventative measures. Furthermore, the Company’s relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after an attack or breach occurs.

The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’, databases or systems. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ proprietary information, such as credit card and bank account numbers. The Company’s payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.

The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the European Union’s General Data Protection Regulation (“GDPR”), which went into effect in May 2018, and the California Consumer Privacy Act of 2018 (“CCPA”), which goes into effect on January 1, 2020. The changes introduced by the GDPR and the CCPA increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

Continued declines in the future expected cash flows for the Company’s businesses or changes to underlying assumptions used to calculate fair value could result in additional impairment charges, which could have a material adverse effect on the Company’s financial results of operations.

The Company is required under U.S. GAAP to review its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, and are also required to conduct impairment tests on goodwill and other indefinite-lived intangible assets annually or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists.
During the years ended December 31, 2019 and 2018, the Company recorded non-cash impairment charges related to goodwill and indefinite lived intangibles of $1.2 billion and $8.3 billion, respectively, in continuing operations and $112.1 million and $1.5 billion, respectively, in discontinued operations. Future events or factors may occur that would adversely affect the fair value of the Company’s assets and require impairment charges. Such events or factors may include, but are not limited to, divestitures of certain businesses, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s impairment charges in 2019 and 2018, there is minimal difference between the estimated fair values and the carrying values of some of the Company’s reporting units and intangible assets, increasing the possibility of future impairment charges.
Unfavorable shifts in industry-wide demand for the Company’s products could result in inventory valuation risk.
The Company evaluates its ending inventories for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand or slow moving, appropriate write-downs may be recorded. In addition, the Company writes off inventories that are considered obsolete based upon changes in customer demand, product design changes that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate net realizable market value.
If future demand or market conditions are less favorable than the Company’s estimates, inventory write-downs may be required. The Company cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for its products, will not affect it beyond the inventory charges that have already been recorded.

The Company may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed of wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing remediation obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” in Footnote 19 of the Notes to Consolidated Financial Statements for a further discussion of these and other environmental-related matters.

The Company may not be able to attract, retain and develop key personnel.

The Company’s ability to successfully implement its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key personnel. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. In 2019, the Company hired a new President & Chief Executive Officer and a new Chief Human Resources Officer, and the current Chief Financial Officer and Chief Accounting Officer joined the Company in December 2018 and March 2019, respectively. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.

The resolution of the Company’s tax contingencies may result in additional tax liabilities, which could adversely impact the Company’s cash flows and results of operations.

The Company is subject to income tax in the U.S. and numerous jurisdictions internationally. Significant estimation and judgment are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by various worldwide tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results.

The Company’s business involves the potential for product recalls, product liability and other claims against it, which could affect its earnings and financial condition.

As a manufacturer and distributor of consumer products, the Company is subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. From time to time, the Company has announced voluntary recalls of its products where it has identified potential product safety concerns. For example, in 2019 the Company announced a voluntary recall of the Contigo Gizmo product due to a concern over the silicone spout detaching from the nylon base, which resulted in significant product returns and other costs. Any repurchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. If the Company were required to remove, or it voluntarily removed, its products from the market, the Company’s reputation could be tarnished and the Company might have large quantities of finished products that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects.

In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. Similar to product liability claims, the Company faces exposure to class action lawsuits related to the performance, safety or advertising of its products. Such class action suits could result in substantial monetary judgments, injunctions related to the sale of products and potentially tarnish the Company’s reputation.

Although the Company maintains product liability insurance in amounts that it believes are reasonable, that insurance is, in most cases, subject to large self-insured retentions for which the Company is responsible, and the Company cannot assure you that it will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. The Company does not maintain insurance against many types of claims involving alleged defects in its products that do not involve personal injury or property damage. Additionally, the Company does not maintain product recall insurance and may not have insurance coverage for claims asserted in class action lawsuits. As a result, product recalls, product liability claims and other product-related claims could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company spends substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. As a result, these types of claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s product liability insurance program is an occurrence-based program based on its current and historical claims experience and the availability and cost of insurance. The Company currently either self-insures or administers a high retention insurance program for most product liability risks. Historically, product liability awards have rarely exceeded the Company’s individual per occurrence self-insured retention. The Company cannot give assurance, however, that its future product liability experience will be consistent with its past experience or that claims and awards subject to self-insured retention will not be material.

See Footnote 19 of the Notes to the Consolidated Financial Statements for a further discussion of these and other regulatory and litigation-related matters.

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

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impaired.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, through the use of third-party marks, ideas, or technologies, such a finding could result in the need to cease use of such trademark, trade secret, copyrighted work or patented invention in the Company’s business, as well as the obligation to pay for past infringement. If rights holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Even if the Company is not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect the Company’s business. The Company could incur significant legal costs and related expenses to defend against such claims, and the Company could incur significant costs associated with discontinuing to use, provide, or manufacture certain products, services or trademarks even if it is ultimately found not to have infringed such rights.

Reductions in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.

The Company’s credit ratings impact the cost and availability of future borrowings and, accordingly, the Company’s cost of capital. The Company’s credit ratings reflect each rating organization’s opinion of its financial strength, operating performance and ability to meet its debt obligations. The credit ratings assigned to the Company also impact the interest rates paid on short- and long-term financing.

On February 20, 2019, Fitch downgraded the Company’s long-term issuer default Rating from “BBB-” to BB+ and the short-term issuer default rating to “B” from “F3.” Further, on November 1, 2019, Standard and Poor’s Rating Services (“Standard & Poor’s”) reduced the Company’s long-term issuer credit rating to “BB+” from “BBB-,” resulting in a reduction of the Company’s senior debt below investment grade. This resulted in an increase in the cost of short-term and long-term borrowing for the Company, including a twenty-five-basis point increase in the interest rate payable on approximately $4.5 billion of the Company’s Senior Notes issued in March 2016, for which the interest rates payable are subject to adjustment from time to time if either Moody’s or Standard & Poor’s downgrades (or subsequently upgrades) the rating assigned to such Notes. While the interest on these Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in ratings by either credit Rating Agency) if such Notes become rated “Baa1” or higher by Moody’s and “BBB+” or higher by Standard & Poor’s Financial Services LLC, in each case with stable or positive outlook, the Company cannot be sure that any of its current ratings will be upgraded in the near future, or that, in the alternative, such ratings will not be further lowered by a rating agency if, in its judgment, circumstances in the future so warrant.

Any downgrade by Moody’s Investor Services, Inc. (“Moody’s”) which would further reduce the Company’s senior debt below investment-grade and would further increase the Company’s borrowing costs would continue to adversely affect the Company’s financial results. In addition, in the event of a future reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be further lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. If the Company’s access to commercial paper markets were to become limited, or eliminated entirely, and it were required to obtain short-term funding under its revolving credit facility or its other credit facilities, the Company would face increased exposure to variable interest rates.

The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

See "Factors Affecting Liquidity" in Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our reputational and legal risk.

Further, third parties sell counterfeit versions of our products, which are inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our business, results of operations, cash flows, and financial condition.

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, packaging, responsible sourcing and social investments. The Company could fail, or be perceived to fail, in its achievement of such initiatives or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition, as well as, require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2019, the Company had approximately 30,000 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all, all of which may have a material adverse effect on the business of the Company.

The Company’s plans to integrate its acquired businesses, improve productivity and reduce complexity and costs may not be successful, which would materially adversely affect its financial results.

The Company has pursued and may continue to pursue acquisitions of brands, businesses, or technologies from third parties. The Company’s success depends on its ability to integrate such acquired brands, businesses, or technologies, to continuously improve its manufacturing operations to gain efficiencies, to reduce supply chain costs and to streamline and redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. Future acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or significant integration and transaction costs. Any of these risks, should they materialize, could adversely impact our business, results of operations, cash flows, and financial condition. Further, the Company is in the midst of implementing various plans to reduce costs and improve cash flows. These efforts are designed to reduce the complexity of the organization, improve the Company’s cash conversion cycle and increase investment in the Company’s most significant growth platforms. These initiatives are further designed to reduce costs associated with direct materials, indirect expenses, and distribution and logistics, among other things. These global initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. Other major productivity, streamlining and divestment programs may also be required in the future. Such initiatives may require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results.

The Company’s business could be negatively impacted as a result of stockholder activism or an unsolicited takeover proposal or a proxy contest.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including the Company. During 2018, the Company was the target of a proxy contest by a stockholder activist, which resulted in significant costs to the Company. If a similar proposal were to be made again, the Company would likely incur significant costs, which could have an adverse effect on the Company’s financial condition and results of operations. Such proposals may disrupt the Company’s business and divert the attention of the Company’s management and employees, and any perceived uncertainties as to the Company’s future direction resulting from such a situation could result in the loss of potential business opportunities, the perception that the Company needs a change in the direction of its business, or the perception that the Company is unstable or lacks continuity, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult for the Company to attract and retain qualified personnel and business partners, which could adversely affect the Company’s business. In addition, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

The Company's primary corporate offices are located in an owned office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2019, the Company's global physical presence included approximately 55 manufacturing facilities (20 in the U.S.), approximately 85 regional distribution centers and warehouses (45 in the U.S.), approximately 145 offices for sales, research and development and administrative purposes (40 in the U.S.), as well as approximately 520 retail stores (490 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (95% in the U.S.), which primarily reflect the Yankee Candle retail stores.

In general, the Company's properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 7 of the Notes to Consolidated Financial Statements for amounts invested in land, buildings and machinery and equipment. Also, see Footnote 12 of the Notes to Consolidated Financial Statements for information about the Company’s operating leases.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Title
Ravichandra K. Saligram	63	President and Chief Executive Officer
Christopher H. Peterson	53	Chief Financial Officer & President, Business Operations
Bradford R. Turner	47	Chief Legal and Administrative Officer and Corporate Secretary
Russell Torres	48	Group President
Laurel M. Hurd	50	Segment President, Learning and Development
Stephen B. Parsons	55	Chief Human Resources Officer

Ravichandra K. Saligram has served as President, Chief Executive Officer, and a member of the Board of Directors since October 2019. Prior to joining Newell Brands, Mr. Saligram was Chief Executive Officer and a member of the Board of Directors of Ritchie Bros. Auctioneers Incorporated, the world’s largest onsite industrial equipment auctioneer, from July 2014 until July 2019. From November 2010 to November 2013, Mr. Saligram was Chief Executive Officer, President, and a member of the Board of Directors of OfficeMax Inc., an omnichannel provider of workplace products, services and solutions. From 2003 through November 2010, Mr. Saligram served in executive management positions with ARAMARK, a global food services company, including President of ARAMARK International, Chief Globalization Officer and Executive Vice President of ARAMARK. From 1994 through 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including President of Brands and Franchise for North America; Chief Marketing Officer and Managing Director, Global Strategy; President, International; and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management roles at S.C. Johnson & Son, Inc., a consumer products company, in the United States and overseas. Mr. Saligram currently serves on the Board of Directors for Church & Dwight Co., Inc., a consumer products company.

Christopher H. Peterson has been the Executive Vice President, Chief Financial Officer of Newell Brands since December 2018 and President, Business Operations since February 2020. He also served as Interim Chief Executive Officer from June 28, 2019 until October 2, 2019. From April 2018 to August 2018, Mr. Peterson served as the Executive Vice President and Chief Operating Officer, Operations of Revlon, Inc., a global beauty company. Before that, Mr. Peterson served as both Revlon’s Chief Operating Officer, Operations and Chief Financial Officer from June 2017 until March 2018, and leading into that, he held the title of Chief Operating Officer, Operations from April 2017 until June 2017. Prior to his positions at Revlon, Mr. Peterson held several senior management roles at Ralph Lauren Corporation, a designer, marketer, and distributor of premium lifestyle products, including serving as President, Global Brands from April 2015 to May 2016, Executive Vice President, Chief Administrative Officer & Chief Financial Officer from November 2013 to March 2015, and Senior Vice President and Chief Financial Officer from September 2012 to November 2013. Previously, Mr. Peterson held several financial management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2012. Mr. Peterson serves on the Board of Directors of BJ’s Wholesale Club Holdings, Inc.

Bradford R. Turner has been Chief Legal and Administrative Officer and Corporate Secretary since August 2017 and served as Chief Legal Officer and Corporate Secretary from April 2016 to August 2017. Prior to this role, he served as Senior Vice President, General Counsel, and Corporate Secretary from March 2015 to March 2016. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel Office Products from June 2007 to October 2011.

Russell Torres has served as Group President since May 2018. Previously, Mr. Torres joined the Company in May 2016 as Chief Transformation Officer, and he was responsible for integration and cost reduction efforts, as well as for the Company’s formerly held Waddington business. Prior to joining the Company, Mr. Torres was a partner at Bain & Company where he led large scale consumer products transformations and merger integrations from June 2013 to April 2016. From June 2011 to June 2013, Mr. Torres was a senior executive at Mondelez International in its North American Business Unit.

Laurel Hurd has served as Segment President, Learning and Development, leading both Newell Brands' Baby and Writing businesses since February 2019. Previously, Ms. Hurd was the Division CEO for the Company’s Writing division starting in February 2018. From 2016 to February 2019, she served as CEO of the Company’s Baby division. From May 2014 until 2016, Ms. Hurd was President of Baby and Parenting, leading the acquisition of Baby Jogger and later assuming leadership of the Home and Baby segment, including the Calphalon®, Goody®, and Rubbermaid® consumer brands. From 2012 to 2014, Ms. Hurd was Vice President, Global Development, leading both Marketing and Research & Development for the Graco®, Aprica®, and Teutonia® brands globally.

Steve Parsons has served as Chief Human Resources Officer of the Company since October 2019. Prior to joining the Company, Mr. Parsons served as Global Operating Partner, Z Capital Partners, the private equity fund management arm of Z Capital Group since 2016. Prior to that, he served as Chief Human Resources Officer at Stage Stores, Inc. from 2014 to 2016 and as Global Chief Human Resources Officer at OfficeMax from 2011 to 2014. Earlier in his career, Mr. Parsons held a variety of senior human resources roles at Rite Aid Corporation, Sears Holdings Corporation and Whirlpool Corporation.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At January 31, 2020 there were 9,811 stockholders of record.

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
The graph below compares total stockholder return on the Company’s common stock from December 31, 2014 through December 31, 2019 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the DJ Consumer Goods Index, assuming a $100 investment made on December 31, 2014. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2019:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	—	$—	—	$2,096,216,000
November	33,968	20.33	—	$2,096,216,000
December	18,314	18.63	—	$—
Total	52,282	19.74	—

(1)
Under the Company’s then existing share repurchase program (“SRP”), which expired on December 31, 2019 and was not extended, the Company could repurchase up to approximately $3.6 billion of its outstanding common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions.

(2)
All shares purchased during the three months ended December 31, 2019, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto. The selected financial data as of and for the years ended December 31, 2016 and 2015 were derived and updated to reflect discontinued operations from audited consolidated financial statements of the Company not included in this report.

	As of and for the Years Ended December 31,
(in millions, except per share data)	2019 (1)	2018 (1)	2017 (1)	2016	2015
STATEMENTS OF OPERATIONS DATA (2) (3)
Net sales	$9,714.9	$10,154.0	$11,170.4	$10,680.4	$5,777.1
Gross profit	3,219.4	3,517.7	3,810.5	3,578.2	2,237.8
Operating income (loss)	(481.7)	(7,554.0)	706.8	801.6	547.2
Income (loss) before income taxes	(851.6)	(7,991.7)	919.3	520.5	283.6
Income (loss) from continuing operations	186.1	(6,632.8)	2,434.3	334.3	226.2
Income (loss) income from discontinued operations	(79.5)	(309.7)	314.5	193.5	123.8
Net income (loss)	$106.6	$(6,942.5)	$2,748.8	$527.8	$350.0
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.44	$(14.00)	$5.00	$0.79	$0.84
Income (loss) from discontinued operations (3)	(0.19)	(0.65)	0.65	0.46	0.46
Net income (loss)	$0.25	$(14.65)	$5.65	$1.25	$1.30
Diluted:
Income (loss) from continuing operations	$0.44	$(14.00)	$4.99	$0.79	$0.83
Income (loss) from discontinued operations	(0.19)	(0.65)	0.64	0.46	0.46
Net income (loss)	$0.25	$(14.65)	$5.63	$1.25	$1.29
Dividends	$0.92	$0.92	$0.88	$0.76	$0.76
BALANCE SHEET DATA
Inventories	$1,606.7	$1,760.7	$1,855.8	$1,547.5	$701.8
Working capital (4)	1,131.9	2,655.0	5,822.6	8,901.1	506.4
Total assets	15,642.0	17,722.4	33,135.5	33,834.8	7,211.4
Short-term debt and current portion of long-term debt	332.4	318.7	661.8	600.8	388.8
Long-term debt	5,391.3	6,696.3	9,889.1	11,286.9	2,621.0
Total stockholders’ equity	4,996.0	5,253.2	14,181.3	11,384.4	1,826.4

(1)
Supplemental data regarding 2019, 2018 and 2017 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. During 2019 and 2018, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $1.2 billion and $8.3 billion, respectively, in continuing operations and $112 million and $1.5 billion, respectively, in discontinued operations (see Footnotes 3 and 8 of the Notes to the Consolidated Financial Statements).

(2)
The results of Chesapeake Bay Candle, Sistema Plastics, Smith Mountain Industries, Jarden Corporation and Elmer’s Products, Inc., are included from their dates of acquisition of September 2017, April 2017, January 2017, April 2016 and October 2015, respectively.

(3)
The results of the Company’s Rubbermaid® medical cart business, Décor business, Tools business and Winter Sports business were included in continuing operations up until their dates of disposition of August 2015, June 2016, March 2017 and July 2017, respectively. Also, at various dates during 2017, the Company sold a number of smaller businesses, including its Rubbermaid® consumer storage totes business, its Teutonia® stroller business, its Lehigh business, its Firebuilding business and its triathlon apparel business, the results of which, were included in continuing operations up until their respective dates of disposition. The results of the Company’s Playing Cards business, Process Solutions business, Rexair business, Jostens business, Pure Fishing business, Goody business, Team Sports business and Waddington business, were included in discontinued operations up until their dates of disposition of December 2019, May 2019, May 2019, December 2018, December 2018, August 2018, June 2018 and June 2018, respectively.

(4)	Working capital is defined as current assets less current liabilities.

Selected Quarterly Financial Data (Unaudited)

(in millions, except per share amounts)	First Quarter (2)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)	Total
2019
Net sales	$2,041.8	$2,480.6	$2,568.6	$2,623.9	$9,714.9
Gross profit	654.6	865.4	846.9	852.5	3,219.4
Income (loss) from continuing operations	(74.2)	123.0	(640.9)	778.2	186.1
Income (loss) from discontinued operations	(77.0)	(33.2)	15.1	15.6	(79.5)
Net income (loss)	$(151.2)	$89.8	$(625.8)	$793.8	$106.6
Earnings (loss) per share (1):
Basic:
Income (loss) from continuing operations	$(0.18)	$0.29	$(1.51)	$1.84	$0.44
Income (loss) from discontinued operations	(0.18)	(0.08)	0.03	0.04	(0.19)
Net income (loss)	$(0.36)	$0.21	$(1.48)	$1.88	$0.25
Diluted:
Income (loss) from continuing operations	$(0.18)	$0.29	$(1.51)	$1.83	$0.44
Income (loss) from discontinued operations	(0.18)	(0.08)	0.03	0.04	(0.19)
Net income (loss)	$(0.36)	$0.21	$(1.48)	$1.87	$0.25

	First Quarter	Second Quarter (3)	Third Quarter (3)	Fourth Quarter (3)	Total
2018
Net sales	$2,173.3	$2,603.9	$2,670.0	$2,706.8	$10,154.0
Gross profit	718.1	909.2	952.9	937.5	3,517.7
Income (loss) from continuing operations	(13.9)	29.8	(6,715.2)	66.5	(6,632.8)
Income (loss) from discontinued operations	67.2	101.9	(595.8)	117.0	(309.7)
Net income (loss)	$53.3	$131.7	$(7,311.0)	$183.5	$(6,942.5)
Earnings (loss) per share (1):
Basic:
Income (loss) from continuing operations	$(0.03)	$0.06	$(14.26)	$0.15	$(14.00)
Income (loss) from discontinued operations	0.14	0.21	(1.26)	0.26	(0.65)
Net income (loss)	$0.11	$0.27	$(15.52)	$0.41	$(14.65)
Diluted:
Income (loss) from continuing operations	$(0.03)	$0.06	$(14.26)	$0.15	$(14.00)
Income (loss) from discontinued operations	0.14	0.21	(1.26)	0.26	(0.65)
Net income (loss)	$0.11	$0.27	$(15.52)	$0.41	$(14.65)

(1)
Earnings per share calculations each quarter are based on weighted average number of shares outstanding each period, and the sum of the quarterly amounts may not necessarily equal the annual earnings per share amounts.

(2)
The results of operations for the first, second, third and fourth quarters of 2019 include non-cash charges for $63.0 million, $13.9 million, $1.1 billion and $74.7 million, respectively, for the impairment of goodwill, intangibles and other assets in continuing operations. Additionally, a non-cash charge of $112 million is included for the first quarter of 2019 for the impairment of goodwill and intangibles in discontinued operations (see Footnotes 3 and 8 of the Notes to the Consolidated Financial Statements).

(3)
The results of operations for the second, third and fourth quarters of 2018 include non-cash charges of $31.6 million, $8.1 billion and $170 million, respectively, related to the impairment of goodwill, intangibles and other assets in continuing operations. Additionally, non-cash charges include $454 million, $627 million and $383 million for the second, third and fourth quarters of 2018, respectively, for the impairment of goodwill and intangibles in discontinued operations (see Footnotes 3 and 8 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2019 Annual Report, “Selected Financial Data” included in Part II, Item 6 of this 2019 Annual Report, and the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this 2019 Annual Report. The following “Business Strategy” and "Recent Developments" sections below is a brief presentation of our business and certain significant items addressed in this section or elsewhere in this 2019 Annual Report. This section should be read along with the relevant portions of this 2019 Annual Report for a complete discussion of the events and items summarized below.

Overview

Newell Brands is a global marketer of consumer and commercial products that make life better every day, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Mapa®, Spontex®, Quickie® and Yankee Candle®. The Company sells its products in nearly 200 countries around the world and has operations on the ground in nearly 100 of these countries.
Business Strategy

The Company is currently executing a turnaround strategy, with the vision of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. These strategies are designed to address key challenges facing the Company, including: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape.

The Company has identified the following strategic imperatives to address and adapt to these challenges during its turnaround period:

•	Strengthen the portfolio by investing in attractive categories aligned with its capabilities and strategy;

•	Sustainable profitable growth by focusing on innovation, as well as growth in digital marketing, e-commerce and its international businesses;

•	Attractive margins by driving productivity and overhead savings to reinvest into the business;

•	Cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and

•	Build a winning team through engagement and focusing the best people on the right things.
Execution on these strategic imperatives will better position the Company for long-term sustainable growth in order to achieve its short-to-near-term goals of:

•	Growing core sales;

•	Improving operating margins;

•	Accelerating cash conversion cycle; and

•	Strengthening organizational capability and employee engagement.
Accelerated Transformation Plan

On December 31, 2019, the Company completed the sale of its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to adjustment for working capital and other items, and recorded a pre-tax loss of $5.0 million, which completed its previously announced ATP, which was designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The ATP was also designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold: Goody, Jostens, Pure Fishing, Rawlings, Waddington and other related subsidiaries. In 2019, the Company sold: its Process Solutions business, Rexair, The United States Playing Card Company and other related subsidiaries. As a result of these transactions, the Company recorded aggregate pre-tax gains of $7.3 million and $831 million in 2019 and 2018, respectively, and received gross proceeds of $996 million and $5.1 billion in 2019 and 2018, respectively. At December 31, 2019, the Company’s total debt was $5.7 billion and cash and cash equivalents were $349 million.

In July 2019, the Company announced its decision to no longer pursue the sale of the majority of Commercial Products. The decision to keep Commercial Products was based on the strength of the brand, its competitive position in a large and growing category, and track record of cash flow generation, revenue growth and margin expansion. Management believes that retaining this business will further enhance the value creation opportunity for the Company. In October 2019, the Company decided to no longer pursue the sale of the Mapa/Spontex and Quickie businesses. The decision to keep these businesses was based on their financial profile, relative to expected sales proceeds.

At December 31, 2019, the Commercial Business is no longer classified as held for sale in the Consolidated Financial Statements and is reported in the Food and Commercial segment (see below) for all periods presented. During 2019, the Company recorded a cumulative catch-up adjustment of depreciation and amortization expense of $56.6 million to reflect the amounts that would have been recorded had these businesses been continuously classified as held and used.

See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
Organizational Structure

The Company’s four primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball®, FoodSaver®, Rubbermaid®, Sistema®, Rubbermaid Commercial Products®, Mapa®, Quickie® and Spontex®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. All prior periods have been reclassified to conform to this reporting structure. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

Recent Developments

Annual Goodwill and Other Indefinite-Lived Intangible Asset Impairments

During the third quarter, management historically performs its annual goodwill and indefinite-lived intangible asset impairment testing. During the second quarter of 2019, the Company changed the date of its annual impairment test from July 1 to December 1. The change was made to more closely align the impairment test date with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process. Pursuant to the authoritative accounting literature, in 2019 the Company was required to perform an annual impairment test as of the first day of its third quarter of 2019 (July 1) and also on December 1 to ensure that the change in impairment testing date would not delay or avoid an impairment charge. There were no goodwill impairment charges as a result of the Company's 2019 annual goodwill impairment testing performed in the third quarter at July 1, 2019, or in the fourth quarter, at December 1, 2019.

During the third quarter impairment testing, the Company recorded impairment charges of $607 million within the Appliances and Cookware segment. The carrying value of certain Appliances and Cookware tradenames exceeded their fair value primarily due to the recently announced tariffs on Chinese imports at the time of the third quarter impairment testing, as well as a decline in sales volume due to a loss in market share for certain appliance categories from newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. In addition, in the Home and Outdoor Living segment, impairment charges of $151 million and $65.8 million were recorded within the Home Fragrance and Outdoor and Recreation reporting units, respectively. The carrying value of certain Home and Outdoor Living tradenames exceeded their fair value primarily within the Home Fragrance reporting unit. The reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its tradenames.

During the fourth quarter of 2019 impairment testing, the Company recorded impairment charges of $52.4 million within the Home and Outdoor Living segment. The carrying value of certain tradenames in the Outdoor and Recreation reporting unit exceeded their fair value primarily due to downward revisions to forecasted results subsequent to the third quarter impairment testing. In addition, in the Learning and Development segment, impairment charges of $24.2 million were recorded as the carrying value of a tradename in the Writing reporting unit exceeded its fair value primarily due to a faster than anticipated deterioration in sales for slime-related adhesive products, which resulted in a downward revision to forecasted results for one of its tradenames.

In addition to the charges recorded as a result of the annual impairment testing in 2019, the Company recorded in continuing operations approximately $311 million of additional impairment charges, which reflect the decreases in carrying values of goodwill and indefinite-lived intangible assets for Mapa and Quickie while these businesses were classified as held for sale. In 2019, the Company also recorded an impairment charge of approximately $11.5 million in continuing operations in connection with an overstatement of the Company's state income tax receivable, partially offset by a $8.8 million benefit in continuing operations related to change in uncertain tax position. Additional impairment charges of $112 million were recorded in discontinued operations for businesses divested in 2019.

See “Critical Accounting Estimates,” Footnote 1 and Footnote 8 of the Notes to Consolidated Financial Statements for further information.

Tender Offer and Debt Redemptions

In November 2019, the Company redeemed the entire $300 million aggregate principal of its 5.00% senior notes due 2023 for total consideration, excluding accrued interest, of approximately $308 million. In August 2019, the Company commenced cash tender offers (the “Tender Offers”) totaling approximately $700 million for up to a maximum aggregate principal amount of certain series of its senior notes. In August 2019, pursuant to the Tender Offers, the Company repurchased approximately $357 million aggregate principal amount of its 3.85% senior notes due 2023, $299 million of its 4.00% senior notes due 2024 and $44 million of its 3.90% senior notes due 2025 for total consideration, excluding accrued interest, of approximately $728 million. As a result of the aforementioned debt extinguishments, the Company recorded losses on the extinguishment of debt of $28.3 million during 2019.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information.
Jarden Acquisition - Dissenting Shareholders Settlement

On July 19, 2019, the Court issued an order in the appraisal rights proceeding brought by certain former Jarden Corporation shareholders. The Court determined that the fair value of the remaining Jarden shares to be paid to the remaining dissenting shareholders as of the date of the Merger was $48.31 per share and ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. On October 4, 2019, the Company paid the judgment in the amount of approximately $177 million, which cut off interest accumulation on the judgment amount. The dissenting shareholders have appealed the judgment. The Company reflected $171 million and $6 million as a financing cash outflow and operating cash outflow, respectively, within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2019.

See Footnote 19 of the Notes to Consolidated Financial Statements for further information.

Impact of Tariffs

The United States Trade Representative (“USTR”) has imposed increased tariffs on some Chinese goods imported into the United States, resulting in increased costs for the Company. The Company has been successful at securing from the USTR exemptions and exclusions for some of our products, with the most notable exemptions being for our baby gear, which represents a substantial portion of the Company’s tariff exposure. The Company’s gross tariff exposure from the existing tariffs on Chinese goods was approximately $70 million for 2019. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and, in some cases, relocation. The Phase 1 agreement signed on January 15, 2020 with China reduced tariffs under List 4a from 15% to 7.5% (effective February 14, 2020) and suspended tariffs under List 4b at 15%, which was due to go into effect on December 15, 2019. The terms of the agreement significantly reduced the estimated impact on tariffs for 2020. In spite of the agreement, a full year of previously implemented tariffs, could have a material impact on the Company's operating results and cash flows, with an estimated gross impact of approximately $90 million in 2020, primarily relating to our Appliances and Cookware, Consumer and Commercial, and Outdoor and Recreation businesses. The Company will continue to monitor the trade negotiations and deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

New Treasury Regulations

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Section 245A as enacted by the 2017 Tax Reform and the Temporary Regulations to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Consolidated Financial Statements for the period ending December 31, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from the 2018 year that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Coronavirus

The Company’s global operations expose it to risks associated with public health crises, such as pandemics and epidemics, which could harm its business and cause operational results to suffer. In December 2019 and January 2020, an outbreak of a new strain of Coronavirus in Wuhan, China, has resulted in travel disruption and an impact on corporate operations in China. At this point, the exact extent to which the Coronavirus may impact the Company’s supply chain or results of operations is uncertain, however revenues may be impacted in the first half of 2020.

Results of Operations
Consolidated Operating Results 2019 vs. 2018

	Years Ended December 31,
(in millions, except per share data)	2019	2018	$ Change	% Change
Net sales	$9,714.9	$10,154.0	$(439.1)	(4.3)%
Gross profit	3,219.4	3,517.7	(298.3)	(8.5)%
Gross margin	33.1%	34.6%
Operating loss	(481.7)	(7,554.0)	7,072.3	93.6%
Operating margin	(5.0)%	(74.4)%

Interest expense, net	303.3	446.2	(142.9)	(32.0)%
Loss on extinguishment of debt	28.3	4.1	24.2	NM
Other (income) expense, net	38.3	(12.6)	50.9	NM
Loss before income taxes	(851.6)	(7,991.7)	7,140.1	89.3%
Income tax benefit	(1,037.7)	(1,358.9)	321.2	23.6%
Income tax rate	121.9%	17.0%

Diluted earnings (loss) per share - continuing operations	$0.44	$(14.00)
Diluted earnings (loss) per share - discontinued operations	(0.19)	(0.65)
Diluted earnings (loss) per share attributable to common stockholders	$0.25	$(14.65)
NM — Not meaningful

Net sales for 2019 decreased 4%, with declines across all segments, primarily within the Appliances and Cookware, Food and Commercial and Home and Outdoor Living segments. Changes in foreign currency exchange rates unfavorably impacted net sales by $164 million, or 2%.

Gross profit for 2019 decreased 8% and gross profit margin declined to 33.1% in 2019 as compared with 34.6% in 2018. This performance was primarily due to lower net sales, product mix, inflation related to input costs and tariffs. Gross profit and margin in 2019 were also unfavorably impacted by a cumulative catch-up adjustment for depreciation expense of $47.9 million related to the Company’s decision to retain the Commercial Business. Approximately $27 million of this depreciation expense related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. See Footnote 7 of the Notes to the Consolidated Financial Statements for further information. In addition, gross profit and margin in 2019 were unfavorably impacted by approximately $19.8 million of costs associated with a product recall in the Home and Outdoor Living segment. See Footnote 19 of the Notes to the Consolidated Financial Statements for further information. The gross profit decrease was partially offset by productivity improvement in the current year from various initiatives. Changes in foreign currency exchange rates unfavorably impacted gross profit by $56.3 million, or 2%.

Notable items impacting operating loss for 2019 and 2018 are as follows:

	Years Ended December 31,
(in millions)	2019	2018	$ Change
Impairment of goodwill and other intangible assets (See Footnote 8)	$1,212.7	$8,296.0	$(7,083.3)
Restructuring (See Footnote 5) and restructuring-related costs (1)	81.2	97.9	(16.7)
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 7 and 8) (2)	56.6	—	56.6
Product recall costs (See Footnote 19)	19.8	—	19.8
Bad debt write off for large customer	—	25.5	(25.5)

(1)
Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2019 were $15.9 million and $38.2 million, respectively, and primarily relate to accelerated depreciation associated with restructuring activities. Restructuring-related costs of $11.1 million for 2018 were reported in selling, general and administrative expenses. Restructuring costs for 2019 and 2018 were $27.1 million and $86.8 million, respectively, and primarily represent costs associated with the ATP, which was completed at the end of 2019.

(2)	Amounts reported in cost of products sold and SG&A for 2019 were $47.9 million and $8.7 million, respectively.

Operating loss decreased to $482 million in 2019 as compared to $7.6 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $8.3 billion recorded in 2018 as compared to $1.2 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019. This performance also included overhead reduction driven by various initiatives, lower restructuring and restructuring-related charges in the current year primarily related to the now completed ATP, and the lapping of a bad debt write off of $25.5 million from a large customer in the prior year. These decreases in operating loss and operating margin were partially offset by the cumulative catch-up adjustment for depreciation and amortization expense of $56.6 million recorded in 2019 as a result of the Company’s decision to retain the Commercial Business. Approximately $32.5 million of this depreciation and amortization expense in 2019 related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. In addition, operating loss and operating margin in 2019 were unfavorably impacted by $19.8 million of costs associated with a product recall in the Home and Outdoor Living segment.

Interest expense, net for 2019 decreased primarily due to lower debt levels. The weighted average interest rate for 2019 and 2018 was approximately 4.4% and 4.2%, respectively.

The loss on the extinguishment of debt of $28.3 million and $4.1 million for 2019 and 2018, respectively, are related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 10 of the Notes to the Consolidated Financial Statements for further information.

Other expense (income), net for 2019 and 2018 include the following items:

	Years Ended December 31,
	2019	2018
Foreign exchange (gains) losses, net (See Footnote 1)	$12.8	$7.8
Fair value equity adjustments (See Footnote 1 and Footnote 17)	20.6	1.0
Pension-related non-service costs, net (See Footnote 13)	0.2	(6.2)
Gain on legacy Jarden investment	—	(11.3)
(Gain) loss on disposition of businesses, net	0.2	(1.9)
Other, net	4.5	(2.0)
	$38.3	$(12.6)

Income tax benefit for 2019 was $1.0 billion as compared to $1.4 billion in 2018. The effective tax rate for 2019 was 122% as compared to 17% in 2018. The income tax benefit for 2019 primarily relates to a benefit of $522 million related to the deferred tax effects associated with the internal realignment of certain intellectual property rights, a benefit of $227 million associated with a taxable loss related to the impairment of certain assets and the pre-tax net loss for the year. See Footnote 16 of the Notes to Consolidated Financial Statements for information. The income tax benefit for 2018 primarily relates to the pre-tax net loss for the year, partially offset by the impact of goodwill impairment charges which were not tax effected.

Business Segment Operating Results 2019 vs. 2018

Appliances and Cookware

	Years Ended December 31,
	2019	2018	$ Change	% Change
Net sales	$1,691.0	$1,818.6	$(127.6)	(7.0)%

Operating loss	(535.3)	(1,596.3)	1,061.0	66.5%
Operating margin	(31.7)%	(87.8)%	NM

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (see Footnote 8)	$599.9	$1,711.5	$(1,111.6)
NM — Not meaningful

Appliances and Cookware net sales for 2019 decreased 7% primarily due to a loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitive products. The Company expects this trend to continue into the foreseeable future. The net sales decline in North America was partially offset by sales growth in Latin America primarily due to higher volume. Changes in foreign currency exchange rates unfavorably impacted net sales by $35.4 million, or 2%.

Operating loss decreased to $535 million in 2019 as compared to $1.6 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $600 million recorded in 2019 as compared to $1.7 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. This decrease in operating loss and operating margin was partially offset by the unfavorable impact of lower sales and inflation related to input costs and tariffs.

Food and Commercial

	Years Ended December 31,
	2019	2018	$ Change	% Change
Net sales	$2,243.9	$2,403.6	$(159.7)	(6.6)%

Operating loss	(42.3)	(1,458.9)	1,416.6	97.1%
Operating margin	(1.9)%	(60.7)%	NM

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (see Footnote 8)	$312.8	$1,814.1	$(1,501.3)
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 7 and 8)	56.6	—	56.6

Food and Commercial net sales for 2019 decreased 7% primarily due to lower sales in the Commercial Business, in part due to volume declines at certain major retailers, and softness in the fresh preserving and food storage categories, partially offset by effective net pricing in certain categories and growth in sales from Sistema products. Changes in foreign currency exchange rates unfavorably impacted net sales by $51.1 million, or 2%.

Operating loss decreased to $42.3 million in 2019 as compared to $1.5 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $313 million recorded in 2019 as compared to $1.8 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. This decrease in operating loss and operating margin also reflected productivity improvement in the current year from various initiatives, partially offset by the unfavorable impact of lower sales and inflation primarily related to tariffs. In addition, operating loss was unfavorably impacted by the cumulative catch-up adjustment for depreciation and amortization expense of $56.6 million recorded in 2019 as a result of the Company’s decision to retain the Commercial Business. Approximately $32.5 million of this depreciation and amortization expense in 2019 related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. See Footnotes 3, 7 and 8 of the Notes to the Consolidated Financial Statements for further information.

Home and Outdoor Living

	Years Ended December 31,
	2019	2018	$ Change	% Change
Net sales	$2,823.4	$2,946.7	$(123.3)	(4.2)%

Operating loss	(173.2)	(4,237.7)	4,064.5	95.9%
Operating margin	(6.1)%	(143.8)%	NM

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$275.2	$4,419.1	$(4,143.9)
Product recall costs (See Footnote 19)	19.8	—	19.8

Home and Outdoor Living net sales for 2019 decreased 4% primarily due to a decline in the Coleman category, in part due to lost distribution at a key U.S. retailer, and unfavorable weather conditions, as well as returns and lost sales associated with a product recall within our Outdoor and Recreation business. In addition, net sales declined due to the exit of 75 underperforming Yankee Candle retail stores. These declines were partially offset by Home Fragrance growth in North America and EMEA, as well as improved sales across certain other categories, primarily within our Connected Home and Security business. Changes in foreign currency exchange rates unfavorably impacted net sales by $34.1 million, or 1%.

Operating loss decreased to $173 million in 2019 as compared to $4.2 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $275 million recorded in 2019 as compared to $4.4 billion of non-cash impairment charges of certain indefinite-lived intangible assets recorded in 2018. The decrease in operating loss was also due to overhead reduction driven by various initiatives. These decreases in operating loss were partially offset by the unfavorable impact of lower sales, cost of goods inflation and $19.8 million of costs associated with a product recall in the Outdoor and Recreation business.

Learning and Development

	Years Ended December 31,
	2019	2018	$ Change	% Change
Net sales	$2,956.6	$2,981.6	$(25.0)	(0.8)%

Operating income	587.2	237.9	349.3	146.8%
Operating margin	19.9%	8.0%	NM

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$24.8	$351.3	$(326.5)
Fire-related losses, net of insurance recoveries	—	(10.5)	10.5
Bad debt write off for large customer	—	25.5	(25.5)

Learning and Development net sales for 2019 decreased 1%. Changes in foreign currency exchange rates unfavorably impacted net sales by $43.3 million, or 1%. The decrease in net sales was also driven by softening trends in the Writing business related to sales of slime-related adhesive products, partially offset by international net sales growth in the Writing business.

Operating income increased to $587 million in 2019 as compared to $238 million in 2018. Operating income and operating margins improved primarily due to lower non-cash impairment charges of certain indefinite-lived intangible assets of $24.8 million recorded in 2019 as compared to $351 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. The increase in operating income also included overhead reduction driven by various initiatives in the current year and the lapping of a bad debt write off from a large customer in the prior year, partially offset by higher advertising and promotion costs in the current year and net insurance recoveries from a fire-related loss in the prior year.

Consolidated Operating Results 2018 vs. 2017

	Years Ended December 31,
(in millions, except per share data)	2018	2017	$ Change	% Change
Net sales	$10,154.0	$11,170.4	$(1,016.4)	(9.1)%
Gross profit	3,517.7	3,810.5	(292.8)	(7.7)%
Gross margin	34.6%	34.1%
Operating income (loss)	(7,554.0)	706.8	(8,260.8)	NM
Operating margin	(74.4)%	6.3%

Interest expense, net	446.2	468.9	(22.7)	(4.8)%
Loss on extinguishment of debt	4.1	32.3	(28.2)	(87.3)%
Other income, net	(12.6)	(713.7)	701.1	98.2%
Income (loss) before income taxes	(7,991.7)	919.3	(8,911.0)	NM
Income tax benefit	(1,358.9)	(1,515.0)	156.1	10.3%
Effective tax rate	17.0%	(164.8)%

Diluted earnings (loss) per share - continuing operations	$(14.00)	$4.99
Diluted earnings (loss) per share - discontinued operations	(0.65)	0.64
Diluted earnings (loss) per share attributable to common stockholders	$(14.65)	$5.63

NM — Not meaningful

Net sales for 2018 decreased 9%, with declines across all segments. The net sales decline also included the impact of 2017 divestitures and the impact of the adoption of the new revenue recognition standards, both of which unfavorably impacted net sales by 2%. See Footnote 1 and Footnote 3 of the Notes to the Consolidated Financial Statements for further information on 2017 divestitures and adoption of the new revenue recognition standards, respectively. Changes in foreign currency exchange rates unfavorably impacted net sales by $18.2 million.

Gross profit for 2018 decreased 8%, primarily driven by the impact of 2017 divestitures and lower sales, partially offset by the impact of acquisitions. Reported gross margin was 34.6% versus 34.1% as the benefit from the adoption of the new revenue recognition standards, pricing, product mix, synergies and cost savings was mostly offset by the impact of inflation related to cost of goods, freight and tariffs. See Footnote 1, Footnote 2 and Footnote 3 of the Notes to the Consolidated Financial Statements for further information on 2017 divestitures and acquisitions, and adoption of the new revenue recognition standards, respectively.

Notable items impacting operating loss for 2018 and 2017 are as follows:

	Years Ended December 31,
	2018	2017	$ Change
Impairment of goodwill and other intangible assets (See Footnote 8)	$8,296.0	$63.6	$8,232.4

Operating loss was $7.6 billion in 2018 as compared to operating income of $707 million in 2017. Operating loss for 2018 included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $8.3 billion. This performance also relates to the negative impact of lower sales, partially offset by synergies and cost savings, lower integration and acquisition-related costs and decreased restructuring costs.

Interest expense, net for 2018 decreased primarily due to lower debt levels. The weighted average interest rate for 2018 and 2017 was approximately 4.2% and 4.0%, respectively.

The loss on the extinguishment of debt of $4.1 million and $32.3 million for 2018 and 2017, respectively, are related to the Company’s tender offer of certain of its senior notes and debt redemptions.

Other income, net for 2018 and 2017 include the following items:

	Years Ended December 31,
	2018	2017
Foreign exchange (gains) losses, net (See Footnote 1)	$7.8	$11.5
Fair value equity adjustments	1.0	0.4
Pension-related non-service costs, net (See Footnote 13)	(6.2)	(11.8)
Gain on legacy Jarden investment	(11.3)	—
Gain on disposition of businesses, net (See Footnote 3)	(1.9)	(713.0)
Other, net	(2.0)	(0.8)
	$(12.6)	$(713.7)

Income tax benefit decreased to $1.4 billion in 2018 as compared to $1.5 billion in 2017. The income tax benefit for 2018 primarily relates to the pre-tax net loss for the year, partially offset by the impact of goodwill impairment charges which were not tax effected. The income tax benefit in 2017 primarily relates to the impact of 2017 Tax Reform. See Footnote 16 of the Notes to the Consolidated Financial Statements for further information.

Business Segment Operating Results 2018 vs. 2017

Appliances and Cookware

	Years Ended December 31,
	2018	2017	$ Change	% Change
Net sales	$1,818.6	$2,006.9	$(188.3)	(9.4)%

Operating income (loss)	(1,596.3)	170.6	(1,766.9)	NM
Operating margin	(87.8)%	8.5%	NM

Notable items impacting operating (loss) income comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$1,711.5	$—	$1,711.5
NM — Not meaningful

Appliances and Cookware net sales for 2018 decreased 9% primarily due to the continuing competitive challenges in the U.S. appliance business and the impact of the adoption of new revenue recognition standards. See Footnote 1 of the Notes to the Consolidated Financial Statements for further information. Changes in foreign currency exchange rates unfavorably impacted net sales by $29.4 million, or 2%.

Operating loss for 2018 was $1.6 billion as compared to operating income of $171 million in 2017. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.7 billion recorded in 2018. This decrease in operating income included the unfavorable impact of lower sales, as well as cost of goods inflation and freight inflation.

Food and Commercial

	Years Ended December 31,
	2018	2017	$ Change	% Change
Net sales	$2,403.6	$2,532.6	$(129.0)	(5.1)%

Operating income (loss)	(1,458.9)	373.2	(1,832.1)	NM
Operating margin	(60.7)%	14.7%	NM

Notable items impacting operating (loss) income comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$1,814.1	$—	$1,814.1
NM — Not meaningful

Food and Commercial net sales for 2018 decreased 5% primarily due to lower sales in the Commercial Business, in part due to loss of retail distribution in certain categories, and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in other categories. See Footnote 1 of the Notes to the Consolidated Financial Statements for further information. Changes in foreign currency exchange rates unfavorably impacted net sales by $4.5 million.

Operating loss for 2018 was $1.5 billion as compared to operating income of $373 million in 2017. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.8 billion recorded in 2018.

Home and Outdoor Living

	Years Ended December 31,
	2018	2017	$ Change	% Change
Net sales	$2,946.7	$3,114.1	$(167.4)	(5.4)%

Operating loss	(4,237.7)	278.0	(4,515.7)	NM
Operating margin	(143.8)%	8.9%	NM

Notable items impacting operating (loss) income comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$4,419.1	$—	$4,419.1
NM — Not meaningful

Home and Outdoor Living net sales for 2018 decreased 5% primarily due to a decline in the Outdoor and Recreation and Home Fragrance businesses, reflecting lost distribution in certain product categories and continuing declines in the Home Fragrance retail channel, unfavorable weather conditions affecting the Coleman business, and the impact of the adoption of new revenue recognition standards, partially offset by improved sales in Connected Home and Security. See Footnote 1 of the Notes to the Consolidated Financial Statements for further information. Changes in foreign currency exchange rates favorably impacted net sales by $14.2 million.

Operating loss for 2018 was $4.2 billion as compared to operating income of $278 million in 2017. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $4.4 billion recorded in 2018.

Learning and Development

	Years Ended December 31,
	2018	2017	$ Change	% Change
Net sales	$2,981.6	$3,269.0	$(287.4)	(8.8)%

Operating income	237.9	544.8	(306.9)	(56.3)%
Operating margin	8.0%	16.7%	(869)bps

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 8)	$351.3	$—	$351.3
Fire-related losses, net of insurance recoveries	(10.5)	—	(10.5)
Bad debt write off for large customer	25.5	—	25.5
NM — Not meaningful
Learning and Development net sales for 2018 decreased 9% primarily due to a decline in the Writing business related to significant inventory contraction in the U.S. office superstore and distributive trade channels and sales declines in the baby gear category largely attributable to the bankruptcy and liquidation of a major customer of the Baby business unit, partially offset by a revenue shift to other major retailers; and the impact of the adoption of new revenue recognition standards. See Footnote 1 of the Notes to the Consolidated Financial Statements for further information. Changes in foreign currency exchange rates favorably impacted net sales by $1.5 million.

Operating income declined to $238 million as compared to $545 million in 2017. Operating income included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $351 million recorded in 2018. See Footnote 8 of the Notes to the Consolidated Financial Statements for further information. The decrease also included a bad debt write off from a large customer in 2018, partially offset by net insurance recoveries from a fire-related loss, a decrease in SG&A and productivity savings.
Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents of approximately $349 million, of which approximately $331 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under its Facility (defined hereafter) and Securitization Facility (defined hereafter) will be adequate to support the cash needs of the Company. The Company intends to use available cash, borrowing capacity, cash flows from future operations, divestiture proceeds and alternative financing arrangements to invest in capital expenditures in support of the Company’s growth platforms, to maintain its dividend per share, to pay down debt and debt maturities as they come due and to complete its ongoing restructuring initiatives. In addition, the Company had restricted cash of $22.3 million at December 31, 2019.

Cash, cash equivalents and restricted cash changed as follows for 2019, 2018 and 2017 (in millions):

				Increase (Decrease)
Continuing Operations	2019	2018	2017	2019	2018
Cash provided by operating activities	$1,090.1	$557.3	$857.4	$532.8	$(300.1)
Cash provided by (used in) investing activities	(243.0)	(207.8)	1,193.6	(35.2)	(1,401.4)
Cash used in financing activities	(971.3)	(321.1)	(2,194.8)	(650.2)	1,873.7
Discontinued Operations
Cash provided by (used in) operating activities	$(46.1)	$122.7	$108.8	$(168.8)	$13.9
Cash provided by (used in) investing activities	978.4	5,015.2	(115.1)	(4,036.8)	5,130.3
Cash used in financing activities	(932.3)	(5,133.4)	(1.0)	4,201.1	(5,132.4)
Total Company
Cash provided by operating activities	$1,044.0	$680.0	$966.2	$364.0	$(286.2)
Cash provided by investing activities	735.4	4,807.4	1,078.5	(4,072.0)	3,728.9
Cash used in financing activities	(1,903.6)	(5,454.5)	(2,195.8)	3,550.9	(3,258.7)
Currency effect on cash, cash equivalents and restricted cash	(0.6)	(22.9)	49.3	22.3	(72.2)
Increase (decrease) in cash, cash equivalents and restricted cash	$(124.8)	$10.0	$(101.8)	$(134.8)	$111.8

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

On November 1, 2019, S&P downgraded the Company’s debt rating to “BB+” based on a view that the Company would fail to meet S&P’s target debt level for 2019. Moody’s continues to maintain its investment grade debt rating for the Company. At December 31, 2019, the Company could borrow up to approximately $800 million under its commercial paper program. As a result of the downgrade, the Company’s ability to borrow under its commercial paper program will be adversely affected for a period of time either through an increase in interest costs on borrowings under the commercial paper program or limitations on or elimination of the Company’s ability to access the commercial paper market. The Company does not expect any overall change in its ability to access liquidity in the short term as a result of the downgrade. At December 31, 2019, the Company had $25.0 million outstanding under our commercial paper program.

Limitations on access to the commercial paper program may require the Company to borrow additional funds under the Facility. The Company’s ability to borrow under the Facility will not be affected by the downgrade. The interest rate for borrowings under the Facility would be one-month LIBOR plus 105 basis points. The Company's Facility requires the maintenance of certain financial covenants. A failure to maintain the financial covenants would impair the Company's ability to borrow under the Facility. At the time of filing this Annual Report on Form 10-K, the Company is compliant with its financial covenants. See Footnote 10 of the Notes to the Consolidated Financial Statements for further information regarding the Facility.

In addition, certain of the Company’s Senior Notes aggregating to approximately $4.5 billion in principal amount outstanding are subject to an interest rate adjustment of 25 basis points as a result of the downgrade. This increase to the interest rates of the Senior Notes subject to adjustment is expected to increase the Company’s annualized interest expense by approximately $11 million.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrade.

Cash Flows from Operating Activities

The change in operating activities from continuing operations for 2019 is primarily due to favorable working capital management as a result of the Company’s continued focus on improving its working capital. There was a decrease in accounts receivable due to better terms compliance as a result of improvements in the Company’s dispute resolution process and accounts receivable sold under the new Customer Receivables Purchase Agreement (see “Capital Resources”). Operating cash flow also benefited from a decrease in cash paid for interest and income taxes of approximately $153 million and $136 million, respectively.

The change in operating activities from continuing operations for 2018 is in part due to an increase in cash taxes paid (approximately $135 million) related to the gain on the sale of the Tools business, lower payables in 2018 and favorable working capital benefits in 2017 related to the divested businesses, partially offset by strong inventory management and other working capital initiatives and timing, as well as lower bonus and incentive payments.

Cash Flows from Investing Activities

The change in investing activities from continuing operations for 2019 was primarily due to cash received by the Company in the prior year for insurance claims, which include a claim from fire-related losses and settlement of a note receivable related to a legacy Jarden investment. For 2019 and 2018, capital expenditures from continuing operations were $248 million and $263 million, respectively.

The change in investing activities from continuing operations for 2018 was primarily due to a decrease in the proceeds from the sale of businesses (approximately $2.1 billion), partially offset by a decrease in cash used for the acquisition of businesses (approximately $634 million). For 2018 and 2017, capital expenditures from continuing operations were $263 million and $292 million, respectively.

Cash Flows from Financing Activities

The change in financing activities for 2019 was primarily due to the year-over-year change in debt (approximately $2.2 billion) and a decrease in shares repurchased (approximately $1.5 billion), partially offset by payments to dissenting shareholders in 2019 (approximately $171 million) in connection with the Jarden acquisition. See Footnote 19 of the Notes to the Consolidated Financial Statements for further information regarding the dissenting shareholders settlement from the Jarden acquisition.

The change in financing activities for 2018 was primarily due to the period-over-period decrease in borrowings on short-term debt (approximately $1.0 billion), an increase in shares repurchased (approximately $1.4 billion), and an increase in the payments on long-term debt (approximately $1.1 billion), partially offset by payments to dissenting shareholders in 2017 (approximately $162 million) in connection with the Jarden acquisition.

Capital Resources

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Facility”). Under the Facility, the Company may borrow funds on a variety of interest rate terms. Since the Facility provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. At December 31, 2019, there was $25.0 million of commercial paper outstanding, there were approximately $20 million of outstanding standby letters of credit issued against the Facility and there were no borrowings outstanding under the Facility. The net availability under the Facility was approximately $1.2 billion (See Footnote 10 of the Notes to Consolidated Financial Statements).

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $201 million under the new agreement during the second quarter of 2019. The balance of the factored receivables at December 31, 2019, remained substantially unchanged from the balance at June 30, 2019. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other expense (income), net in the Consolidated Statement of Operations.

In October 2019, the Company refinanced its then existing receivables purchase agreement. The new $600 million receivables purchase agreement matures in October 2022 (the “Securitization Facility”) and bears interest at a margin over a variable interest rate.

The Company was not in default of any of its debt covenants at December 31, 2019.

Under the Company’s then existing SRP, which expired on December 31, 2019 and was not extended, the Company could repurchase up to approximately $3.6 billion of its outstanding common stock through a combination of 10b5-1 automatic trading plans, discretionary market purchases or in privately negotiated transactions. During 2019, the Company did not repurchase any shares of its common stock under its existing SRP.

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

Fair Value Hedges

At December 31, 2019, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $100 million of principal on the 4.0% senior notes due 2024 (the "2024 Notes") for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During 2019, the Company terminated approximately $150 million notional amount of these floating rate swaps and received consideration of $5.6 million, which is included in net cash provided by operating activities in the Consolidated Statement of Cash Flows for 2019. These floating rate swaps that were designated as fair value hedges, were terminated in connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers (see Footnote 10). The termination of these floating rate swaps resulted in a total gain of $5.7 million, which is included in loss on extinguishment for 2019 in the Consolidated Statements of Operations.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2019, the Company had approximately $516 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2019, the Company had approximately $667 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

To a lesser extent, the Company also enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At December 31, 2019, the Company had approximately $0.1 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments at December 31, 2019 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(11.6)
Commodity contracts	(0.1)
Fair value hedges:
Interest rate swaps	1.2
Derivatives not designated as effective hedges:
Foreign currency contracts	5.6
Total	$(4.9)
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2019, and other noncancelable obligations including capital assets and other licensing services.

The following table summarizes the effect, that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2019. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

	Year(s)
(in millions)	Total	1	2-3	4-5	After 5
Debt (1)	$5,755.4	$334.5	$689.3	$1,596.3	$3,135.3
Interest on debt (2)	2,332.2	260.5	475.0	354.4	1,242.3
Lease obligations (3)	808.7	172.6	261.4	159.7	215.0
Purchase obligations (4)	313.0	201.0	86.6	20.3	5.1
Tax obligations (5)	118.2	11.3	22.5	49.2	35.2
Total (6)	$9,327.5	$979.9	$1,534.8	$2,179.9	$4,632.9

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding at December 31, 2019. For further information relating to these obligations, see Footnote 10 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding at December 31, 2019, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect at December 31, 2019. For further information, see Footnote 10 of the Notes to Consolidated Financial Statements.

(3)	Amounts represent lease liabilities on operating and financing leases at December 31, 2019. See Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments with suppliers entered into at December 31, 2019, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.

(5)
Represents the future cash payments related to 2017 Tax Reform, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings. See Footnote 16 of the Notes to Consolidated Financial Statements.

(6)
Total does not include contractual obligations reported on the December 31, 2019 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $474 million in unrecognized tax benefits at December 31, 2019, is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2019, the Company had approximately $63 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 19 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2019, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

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

Revenue is measured as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

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

Certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses are recorded as a reduction of net sales as they do not meet the specific criteria to qualify as a distinct good or service, primarily related to payments to customers for defective products under warranty.
Sales taxes and other similar taxes are excluded from revenue. The Company elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. The Company also elected not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

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

Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, tradenames and trademarks and acquired patents and developed technology; the period of time the Company expects to use the acquired intangible asset; and discount rates. In estimating the future cash flows, the Company considers demand, competition and other economic factors. The Company’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future. Estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed, which could result in adjustments to the values of tangible assets acquired, liabilities assumed and intangible assets acquired or could result in future income or expenses.

The Company considers various factors in determining whether an acquired trademark or tradename has an indefinite life. In assessing whether an acquired trademark or tradename has an indefinite life, the Company considers legal and regulatory provisions that may limit the useful life, customer loyalty, brand strength and positioning, the effects of obsolescence and other economic factors, the Company’s plans for incorporating the trademark or tradename into its brand portfolio and the Company’s historical experience in using and renewing similar assets. The Company considers all other acquired intangible assets definite-lived assets and generally amortizes the assets on a straight-line basis. The Company determines the amortizable life of acquired definite-lived intangible assets based on the number of years over which a significant amount of the discounted cash flows contributes to the estimated fair value of the asset.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles have historically been tested and reviewed for impairment annually (during the third quarter), or more frequently if facts and circumstances warrant. During the second quarter of 2019, the Company changed the date of its annual impairment testing from July 1 to December 1. The change was made to more closely align the impairment testing date with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process.

Pursuant to the authoritative accounting literature, in 2019 the Company was required to perform an annual impairment testing as of the first day of its third quarter of 2019 (July 1), as well as December 1 to ensure that the change in impairment testing date did not delay or avoid an impairment charge. As such the Company performed its annual goodwill impairment testing at July 1, 2019 and December 1, 2019, at which dates the Company’s goodwill and indefinite-lived intangibles attributable to continuing operations were:

	Carrying Values at
(in billions)	July 1, 2019	December 1, 2019
Goodwill	$3.7	$3.7
Indefinite-lived intangibles	$4.6	$3.6

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. As a result of the ATP, which resulted in a number of businesses designated as held for sale, as well as the Company’s decision to retain the Commercial Business, the Company’s continuing operations are comprised of eight reporting units, within its four primary operating segments.

In 2019, the Company bypassed the qualitative approach to testing goodwill and used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the difference between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting the latest projections which included, among other things, the impact of tariffs on Chinese imports, as well as other inflation at the time for the Company’s impairment testing performed during the third and fourth quarter of 2019.
The fair values of each of the reporting units in both the third and fourth quarters of 2019 exceeded the respective carrying values of the reporting units. Consequently, there were no goodwill impairment charges recorded during 2019 as a result of the impairment testing performed during the third and fourth quarter (see Footnote 8 to the Consolidated Financial Statements). During the fourth quarter impairment testing, all of the Company’s reporting units, with the exception of Appliances and Cookware, fair value exceeded their respective carrying value by more than 10%. An increase of 100 basis points in the discount rates used in the discounted cash flows to estimate fair values of the Appliances and Cookware reporting unit would have resulted in an impairment charge of approximately $66 million during the fourth quarter of 2019.

Although the Company did not have any impaired goodwill in 2019 in conjunction with its annual impairment testing, the Company recorded impairment charges of $158 million in continuing operations in 2019, which reflect the decreases in carrying values of goodwill for Mapa/Spontex and Quickie while these businesses were classified as held for sale. In 2019, the Company also recorded an impairment charge of approximately $11.5 million in continuing operations in connection with a prior period overstatement of the Company's state income tax receivable, partially offset by a $8.8 million benefit in continuing operations related to change in uncertain tax positions, also related to a prior period.

See Footnotes 1 and 8 of the Notes to Consolidated Financial Statements for further information.

Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method, the excess earnings method, estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During the third quarter of 2019, the Company recorded impairment charges of $824 million related to various tradenames within its reporting units as follows:

•
Tradenames within the Appliances and Cookware segment, primarily from the Jarden acquisition, were impaired by $607 million as their carrying values exceeded their fair values. The carrying value of certain tradenames exceeded their fair value primarily due to the recently announced tariffs at the time of the third quarter impairment test, as well as a decline in sales volume due to a loss in market share for certain appliance categories from newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results.

•
Tradenames within the Home and Outdoor Living segment were impaired by $217 million as their carrying values exceeded their fair values, primarily within the Home Fragrance reporting unit. While the Home Fragrance reporting unit has experienced growth, the reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its tradenames.

There were no impairments of the Company’s tradenames within the Learning and Development or Food and Commercial segments during the third quarter of 2019.

During the fourth quarter of 2019, the Company recorded impairment charges of approximately $76.6 million related to various tradenames within its reporting units as follows:

•
Tradenames within the Home and Outdoor Living segment were impaired by approximately $52.4 million as their carrying values exceeded their fair values, within the Outdoor and Recreation reporting unit as a result of downward revisions to forecasted results for three of its tradenames. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in an increase to the impairment charge of approximately $60 million. The remaining carrying value of tradenames within this segment is approximately $1.6 billion.

•
Tradenames within the Learning and Development segment were impaired by approximately $24.2 million as their carrying values exceeded their fair values, within the Writing reporting unit. The Writing reporting unit continues to experience softening trends in sales of slime-related adhesive products. Related sales of such products during the fourth quarter of 2019 deteriorated at a faster rate than expected, which resulted in a downward revision to forecasted results for one of its tradenames. The rate and duration of the decline for such products, which is expected to continue into the future, is difficult to predict. Further impairments of this tradename may also occur if future expected cash flows are not achieved. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair value of this tradename would have resulted in an increase to the impairment charge of approximately $18 million. The remaining carrying value of tradenames within this segment is approximately $609 million.

The remaining tradenames within the Company's Home and Outdoor Living and Learning and Development segments with no impairment during the fourth quarter of 2019 impairment test had carrying values of $1.1 billion and $433 million, respectively, with $555 million and $241 million of those with fair values in excess of 10% of carrying values, respectively. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Home and Outdoor Living and Learning and Development tradenames would have resulted in an impairment charge of approximately $41 million and $21 million, respectively.

There were no impairments of the Company’s tradenames within the Appliances and Cookware or Food and Commercial segments during the fourth quarter of 2019 impairment test. The remaining carrying value of tradenames within these segments were approximately $146 million and $1.2 billion, respectively, with $115 million and $854 million of those tradenames with fair values in excess of 10% of the carrying values, respectively. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Appliances and Cookware and Food and Commercial tradenames would have resulted in an impairment charge of approximately $2 million and $30 million, respectively.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, credit ratings, foreign exchange rates, labor inflation, tariffs, and industry growth. Given the current trade negotiations with China and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of tariffs made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the fourth quarter of 2019 will prove to be accurate predictions of the future. The Company’s Appliances and Cookware, Consumer and Commercial, and Outdoor and Recreation businesses units are most sensitive to changes in tariffs. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets, it is possible changes could occur. As for all the Company’s reporting units, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
In addition to the charges recorded as a result of the annual impairment testing in 2019, the Company recorded in continuing operations approximately $153 million of additional impairment charges, which reflect the decreases in carrying values of indefinite-lived intangible assets in the Mapa/Spontex and Quickie businesses while they were classified as held for sale. Additional impairment charges of $112 million were recorded in discontinued operations for businesses divested in 2019.

See Footnote 8 of the Notes to Consolidated Financial Statements for further information.
Valuation of Assets Held for Sale

At December 31, 2019, the Company did not have any disposal groups classified as held for sale. Upon designation as held for sale, the Company’s disposal groups are assessed for impairment by comparing the fair value of the disposal groups to their carrying values. The fair value of the disposal groups is estimated using a market multiple approach. The Company uses various assumptions to estimate fair value under the market multiple approach, including estimating the market multiples expected from the eventual sale of the disposal groups based on information obtained as a result of its marketing process. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information.

During 2019, as the result of the Company’s valuation assessment of its disposal groups, which included the Mapa/Spontex and Quickie businesses prior to the Company’s decision to retain such businesses, the Company recorded goodwill impairment charges of $158 million specifically related to the Mapa/Spontex and Quickie businesses and indefinite-lived tradename impairment charges of $153 million specifically related to the Mapa/Spontex and Quickie businesses. These impairment charges totaling $311 million are included in the Company’s Consolidated Statement of Operations for 2019 in the Food and Commercial segment as a result of the Company’s decision to retain such businesses, which results have been reclassified to continuing operations in the Company’s Consolidated Statement of Operations.

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

The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software. Capitalized software costs are evaluated annually for indicators of impairment, including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values. Capitalized implementation costs for certain qualified cloud computing Software as a Service arrangements are included in prepaid expenses and other current in the Consolidated Balance Sheets and the straight-line amortization of the costs is presented along with the fees related to the hosted cloud computing service in the Consolidated Statements of Operations.

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.

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

See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31 for 2019 and 2018.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 20% to 40%; fixed income approximately 40% to 60%; and cash, alternative investments and other, approximately 10% to 30% at December 31, 2019. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2019, the domestic plan assets were allocated as follows: Equities: approximately 19% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 81%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.
For 2019, 2018 and 2017, the actual return (loss) on plan assets for the Company’s U.S. pension plan assets was approximately $213 million, ($71) million and $172 million, respectively, versus an expected return on plan assets of approximately $59 million, $68 million and $73 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2020 are estimated to be approximately $24 million, which is consistent with the 2019 contributions.

The weighted average expected return on plan assets assumption for 2019 was approximately 4.4% for the Company’s pension plans. The weighted average discount rate at the 2019 measurement date used to measure the pension and postretirement benefit obligations was approximately 2.7% and 2.8%, respectively. A 25 basis points decrease in the discount rate at the 2019 measurement date would increase the pension plans’ projected benefit obligation by approximately $61 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2019 measurement date, the current weighted average healthcare cost trend rate assumption was approximately 6.7%. The current healthcare cost trend rate gradually decreases to an ultimate healthcare cost trend rate of 4.5%. A one percentage point change in assumed healthcare cost trend rates would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

See Footnote 13 of the Notes to Consolidated Financial Statements for additional information regarding the Company’s pension and postretirement benefit plans.

Restructuring

The Company has and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs and other exit costs associated with restructuring activities.

The Company's accrual for severance and other employee separation costs depends on whether the costs result from an ongoing severance plan or are one-time costs. The Company accounts for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or historical experience, if applicable. The Company recognize these costs when it is probable that benefits will be paid and the amount is reasonably estimable.

The Company estimates the one-time severance and other employee costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. The Company recognizes these costs when we identify the specific classification or functions of the employees being terminated, notify the employees who might be included in the termination, and expect to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.

International Operations

For 2019, 2018 and 2017, the Company’s non-U.S. businesses accounted for approximately 33%, 33% and 32% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. In addition, there are no assurances that the Company will complete any or all of the potential transactions referenced in this Annual Report on Form 10-K. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•	the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;

•	competition with other manufacturers and distributors of consumer products;

•	major retailers’ strong bargaining power and consolidation of the Company’s customers;

•	the Company’s ability to improve productivity, reduce complexity and streamline operations;

•	the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;

•	the Company’s ability to remediate the material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting;

•	risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;

•	future events that could adversely affect the value of the Company’s assets and/or stock price and require additional impairment charges;

•	unexpected costs or expenses associated with dispositions;

•	changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;

•	the impact of governmental investigations, subpoenas or other actions or other activities by third parties;

•	the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;

•	a failure of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s services providers;

•	the impact of United States or foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs;

•	the potential inability to attract, retain and motivate key employees;

•	the resolution of tax contingencies resulting in additional tax liabilities;

•	product liability, product recalls or related regulatory actions;

•	the Company’s ability to protect its intellectual property rights; and

•	significant increases in the funding obligations related to the Company’s pension plans.
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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2019, approximately $377 million of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $5.3 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2019, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $3.8 million and decrease the fair value of debt by approximately $323 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2019, approximately 33% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 10%; and Canadian dollar, approximately 4%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to not designing and maintaining effective controls over the accounting for the impact of divestitures and the accounting for certain aspects of income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Impairment of Goodwill and Indefinite-Lived Intangible Assets - Continuing Operations

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived intangible assets balances associated with continuing operations were $3.7 billion and $3.6 billion as of December 31, 2019, respectively. As disclosed by management, these assets have historically been tested and reviewed for impairment annually on July 1, or more frequently if facts and circumstances warrant. During the second quarter of 2019, the Company changed the date of its annual impairment test from July 1 to December 1. As a result, the Company performed its 2019 annual goodwill and indefinite-lived intangibles impairment testing as of both July 1, 2019 and December 1, 2019. Goodwill is impaired when the carrying value of a reporting unit exceeds its fair value; however, the resulting charge may not exceed the carrying amount of a reporting unit’s goodwill. An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. For the year ended December 31, 2019, the Company recorded impairment charges related to indefinite-lived intangible assets associated with continuing operations of $900.6 million. Fair value of the Company’s reporting units and its indefinite-lived intangible assets are estimated using methods that rely on estimates of future cash flows. The methods used are discounted cash flows for the reporting units and the relief from royalty and excess earnings for indefinite-lived intangible assets. These methods require management to develop assumptions and make estimates related to inputs such as business growth rates, terminal values, discount rates, total enterprise value, royalty rates, and residual (or excess) cash flows.

The principal considerations for our determination that performing procedures relating to the assessment of impairment of goodwill and indefinite-lived intangible assets - continuing operations is a critical audit matter are there was significant judgment by management when developing the fair value measurements. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions and inputs used in the estimation of fair value, including business growth rates, terminal values, discount rates, royalty rates, and residual (or excess) cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of goodwill and indefinite-lived intangible assets for continuing operations, including controls over the valuation of the Company’s reporting units and indefinite-lived intangible assets. These procedures also included, among others, testing management’s process for developing the fair value estimate of the reporting units and indefinite-lived intangible assets. This included evaluating the appropriateness of methods and reasonableness of significant assumptions and inputs used by management in developing the fair value measurements, including business growth rates, terminal values, discount rates, royalty rates, and residual (or excess) cash flows. Evaluating management’s assumptions involved assessing whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units and indefinite-lived intangible assets, (ii) the consistency with external and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s methods and reasonableness of certain significant assumptions and inputs used by management, including the discount rates, royalty rates, and residual (or excess) cash flows.

Income Taxes - Temporary Regulations

As described in Note 16 to the consolidated financial statements, on June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under Internal Revenue Code (“IRC”) Section 245A as enacted by the 2017 U.S. Tax Reform Legislation and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations. If the Company’s position is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from year 2018 that was recorded based on regulations in existence at the time.

The principal considerations for our determination that performing procedures relating to income taxes - Temporary Regulations is a critical audit matter are there was significant judgment by management in its determination that the Temporary Regulations were not validly issued. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s assessment that the Temporary Regulations were not validly issued, including the interpretation and application of the Temporary Regulations and assessment of whether the tax position is more-likely-than-not of being sustained and the effects on income tax expense and other related accounts and disclosures. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over the interpretation and application of relevant tax laws pertaining to the Temporary Regulations. These procedures also included, among others, evaluating management’s assessment of the technical merits and estimate of the tax consequences should its position not be sustained. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Temporary Regulations, including evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than-not of being sustained, the amount of potential expense to be recognized, and the application of relevant tax laws pertaining to the temporary regulations.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2020

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2019	2018	2017
Net sales	$9,714.9	$10,154.0	$11,170.4
Cost of products sold	6,495.5	6,636.3	7,359.9
Gross profit	3,219.4	3,517.7	3,810.5
Selling, general and administrative expenses	2,451.0	2,647.8	2,924.1
Restructuring costs, net	27.1	86.8	95.3
Impairment of goodwill, intangibles and other assets	1,223.0	8,337.1	84.3
Operating income (loss)	(481.7)	(7,554.0)	706.8
Non-operating expenses:
Interest expense, net	303.3	446.2	468.9
Loss on extinguishment of debt	28.3	4.1	32.3
Other (income) expense, net	38.3	(12.6)	(713.7)
Income (loss) before income taxes	(851.6)	(7,991.7)	919.3
Income tax benefit	(1,037.7)	(1,358.9)	(1,515.0)
Income (loss) from continuing operations	186.1	(6,632.8)	2,434.3
Income (loss) from discontinued operations, net of tax	(79.5)	(309.7)	314.5
Net income (loss)	$106.6	$(6,942.5)	$2,748.8
Weighted average common shares outstanding:
Basic	423.3	473.7	486.7
Diluted	423.9	473.7	488.0
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.44	$(14.00)	$5.00
Income (loss) from discontinued operations, net of tax	(0.19)	(0.65)	0.65
Net income (loss)	$0.25	$(14.65)	$5.65
Diluted:
Income (loss) from continuing operations	$0.44	$(14.00)	$4.99
Income (loss) from discontinued operations, net of tax	(0.19)	(0.65)	0.64
Net income (loss)	$0.25	$(14.65)	$5.63
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

Year Ended December 31,	2019	2018	2017
Comprehensive income:
Net income (loss)	$106.6	$(6,942.5)	$2,748.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.1	(173.8)	289.1
Unrecognized pension and postretirement costs	(0.9)	41.9	14.5
Derivative financial instruments	(20.3)	44.8	(21.9)
Total other comprehensive income (loss), net of tax	(7.1)	(87.1)	281.7
Comprehensive income (loss)	$99.5	$(7,029.6)	$3,030.5
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2019	2018
Assets:
Cash and cash equivalents	$348.6	$495.7
Accounts receivable, net	1,841.5	2,163.5
Inventories	1,606.7	1,760.7
Prepaid expenses and other current assets	313.1	294.8
Current assets held for sale	—	1,243.8
Total current assets	4,109.9	5,958.5
Property, plant and equipment, net	1,154.9	1,226.1
Operating lease assets	615.2	—
Goodwill	3,708.8	3,873.9
Other intangible assets, net	4,916.4	6,150.6
Deferred income taxes	775.5	183.3
Other assets	361.3	330.0
Total assets	$15,642.0	$17,722.4
Liabilities:
Accounts payable	$1,101.4	$1,191.6
Accrued compensation	203.9	192.9
Other accrued liabilities	1,340.3	1,307.9
Short-term debt and current portion of long-term debt	332.4	318.7
Current liabilities held for sale	—	292.4
Total current liabilities	2,978.0	3,303.5
Long-term debt	5,391.3	6,696.3
Deferred income taxes	624.9	1,090.0
Operating lease liabilities	541.4	—
Other noncurrent liabilities	1,110.4	1,379.4
Total liabilities	10,646.0	12,469.2
Commitments and contingencies (Footnote 19)	—	—
Stockholders' equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2019 and 2018)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 447.1 shares and 446.1 shares issued at December 31, 2019 and 2018, respectively)	447.1	446.1
Treasury stock, at cost (23.6 and 23.3 shares at December 31, 2019 and 2018, respectively)	(590.3)	(584.7)
Additional paid-in capital	8,430.6	8,781.1
Retained deficit	(2,404.2)	(2,511.3)
Accumulated other comprehensive loss	(919.9)	(912.8)
Stockholders' equity attributable to parent	4,963.3	5,218.4
Stockholders' equity attributable to minority interests	32.7	34.8
Total stockholders' equity	4,996.0	5,253.2
Total liabilities and stockholders' equity	$15,642.0	$17,722.4
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$106.6	$(6,942.5)	$2,748.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	446.0	433.9	635.6
Impairment of goodwill, intangibles and other assets	1,335.1	9,801.5	85.0
Gain from sale of businesses, net	(7.1)	(832.9)	(713.0)
Deferred income taxes	(1,067.9)	(1,585.3)	(1,781.8)
Stock based compensation expense	42.5	75.7	70.9
Loss on change in fair value of investments	20.5	—	—
Other, net	4.3	(2.1)	6.7
Changes in operating accounts excluding the effects of acquisitions and divestitures:
Accounts receivable	310.8	161.7	288.7
Inventories	131.4	125.7	(350.4)
Accounts payable	(109.2)	(309.3)	211.0
Accrued liabilities and other	(169.0)	(246.4)	(235.3)
Net cash provided by operating activities	1,044.0	680.0	966.2
Cash flows from investing activities:
Proceeds from sale of divested businesses	995.7	5,133.3	2,106.9
Acquisitions and acquisition-related activities	—	—	(634.3)
Capital expenditures	(264.9)	(384.4)	(406.2)
Other investing activities	4.6	58.5	12.1
Net cash provided by investing activities	735.4	4,807.4	1,078.5
Cash flows from financing activities:
Net short-term debt	(26.1)	(903.5)	111.8
Payments on current portion of long-term debt	(268.2)	—	—
Payments on long-term debt	(1,004.0)	(2,579.9)	(1,512.2)
Loss on extinguishment of debt	(38.8)	(10.4)	(34.2)
Repurchase of shares of common stock	—	(1,507.3)	(152.4)
Cash dividends	(390.3)	(434.6)	(428.6)
Payments to dissenting shareholders	(170.9)	—	(161.6)
Equity compensation activity and other, net	(5.3)	(18.8)	(18.6)
Net cash used in financing activities	(1,903.6)	(5,454.5)	(2,195.8)
Exchange rate effect on cash, cash equivalents and restricted cash	(0.6)	(22.9)	49.3
Increase (decrease) in cash, cash equivalents and restricted cash	(124.8)	10.0	(101.8)
Cash, cash equivalents and restricted cash at beginning of period	495.7	485.7	587.5
Cash, cash equivalents and restricted cash at end of period	$370.9	$495.7	$485.7
Supplemental disclosures:
Net cash provided by (used in) discontinued operating activities	$(46.1)	$122.7	$108.8
Net cash provided by (used in) discontinued investing activities	978.4	5,015.2	(115.1)
Capital expenditures for discontinued operations	17.3	121.1	114.5
Cash paid for income taxes, net of refunds	156.0	292.0	261.8
Cash paid for interest	304.4	457.6	459.4
Restricted cash at beginning of period	—	—	—
Restricted cash at end of period	22.3	—	—
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2016	$504.8	$(545.3)	$10,144.2	$2,289.9	$(1,044.8)	$11,348.8	$35.6	$11,384.4
Comprehensive income	—	—	—	2,748.8	281.7	3,030.5	—	3,030.5
Cash dividends on common stock	—	—	—	(427.5)	—	(427.5)	—	(427.5)
Equity compensation, net of tax	8.3	(28.2)	365.2	—	—	345.3	—	345.3
Common stock purchased and retired	(5.0)	—	(147.4)	—	—	(152.4)	—	(152.4)
Portion of net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	1.0	1.0
Balance at December 31, 2017	$508.1	$(573.5)	$10,362.0	$4,611.2	$(763.1)	$14,144.7	$36.6	$14,181.3
Comprehensive loss	—	—	—	(6,942.5)	(87.1)	(7,029.6)	—	(7,029.6)
Cash dividends on common stock	—	—	(210.7)	(224.8)	—	(435.5)	—	(435.5)
Equity compensation, net of tax	1.3	(11.2)	73.8	—	—	63.9	—	63.9
Common stock purchased and retired	(63.3)	—	(1,444.0)	—	—	(1,507.3)	—	(1,507.3)
Impact of adoption due to change in accounting standard	—	—	—	44.8	(62.6)	(17.8)	—	(17.8)
Portion of net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(1.8)	(1.8)
Balance at December 31, 2018	$446.1	$(584.7)	$8,781.1	$(2,511.3)	$(912.8)	$5,218.4	$34.8	$5,253.2
Comprehensive income (loss)	—	—	—	106.6	(7.1)	99.5	—	99.5
Cash dividends on common stock	—	—	(392.6)	—	—	(392.6)	—	(392.6)
Equity compensation, net of tax	1.0	(5.6)	42.1	—	—	37.5	—	37.5
Impact of adoption due to change in accounting standard (see Footnote 1)	—	—	—	0.5	—	0.5	—	0.5
Portion of net income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(2.1)	(2.1)
Balance at December 31, 2019	$447.1	$(590.3)	$8,430.6	$(2,404.2)	$(919.9)	$4,963.3	$32.7	$4,996.0
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Description of Business and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Mapa®, Spontex®, Quickie® and Yankee Candle®. For hundreds of millions of consumers, Newell Brands makes life better every day, where they live, learn, work and play. The Company’s multi-product offering consists of well-known, name brand consumer and commercial products. Effective September 30, 2019, the Company changed its reporting structure and began reporting its financial results in the following business segments: Appliances and Cookware, Food and Commercial, Home and Outdoor Living and Learning and Development. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate (see Footnote 18 for additional information). All prior periods have been reclassified to conform to the current reporting structure.
Discontinued Operations

On December 31, 2019, the Company completed the sale of its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L., completing its previously announced Accelerated Transformation Plan (“ATP”). The ATP was designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The ATP was also designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet.

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold: Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold: the Process Solutions business, Rexair Holdings Inc. ("Rexair"), The United States Playing Card Company and other related subsidiaries.

In July 2019, the Company announced its decision to no longer pursue the sale of the majority of the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (“Commercial Products”). The decision to keep Commercial Products was based on the strength of the brand, its competitive position in a large and growing category, and track record of cash flow generation, revenue growth and margin expansion. Management believes that retaining this business will further enhance the value creation opportunity for the Company. In October 2019, the Company decided to no longer pursue the sale of the Mapa/Spontex and Quickie businesses. The decision to keep these businesses was based on their financial profile, relative to expected sales proceeds.

At December 31, 2019, the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses and the Mapa/Spontex and Quickie businesses (“Commercial Business”) are no longer classified as held for sale in the Company's Consolidated Balance Sheets nor as discontinued operations in the Company's Consolidated Statement of Operations. These businesses are reported in the Food and Commercial segment for all periods presented.

See Footnotes 3 and 18 for further information.

Out-of-Period Adjustments

During 2019, the Company recorded an aggregate after-tax adjustment benefit of $10.2 million ($5.6 million in continuing operations and $4.6 million in discontinued operations) in the Company's Consolidated Statement of Operations reflecting the cumulative impact of prior period errors identified and corrected during the period.

The prior period errors were primarily associated with income tax accounting matters more specifically related to: reserves for uncertain tax positions and the reconciliation of state income tax payables/receivables that resulted in a net after-tax benefit of $21.3 million ($10.5 million in continuing operations and $10.8 million in discontinued operations, respectively) recorded in the Company’s Consolidated Statement of Operations. In addition, as a result of certain of those income tax prior period adjustments, certain of the Company's previously recorded goodwill and intangible asset impairment charges and gain/loss on disposal calculations were incorrect, which resulted in a net after-tax charge of $8.4 million ($2.2 million in continuing operations and $6.2 million in discontinued operations, respectively) recorded in the Company’s Consolidated Statement of Operations. See Footnote 8 for further information on how certain of these income tax matters impacted the Company's goodwill balances. The Company also recorded a net after-tax charge of $2.7 million in continuing operations in the Company’s Consolidated Statement of Operations related to other out-of-period adjustments.

Based on an analysis of qualitative and quantitative factors, the Company concluded that the cumulative impact of these errors was not material to any of the Company's previously issued financial statements.

Revisions of Previously Issued Financial Statements

During the first quarter of 2019, the Company identified that it did not utilize an accurate estimate of fair value and expected form of sale in its fourth quarter 2018 impairment testing for one of its five disposal groups classified as held for sale. The Company did not appropriately account for the disposal group as a stock sale. Consequently, certain income tax account balances (primarily related to deferred tax liabilities) were not classified as assets and liabilities held for sale in the Company’s Consolidated Balance Sheet at December 31, 2018. As a result, the Company determined its book-over-tax outside basis differences and measured the tax effects of such difference, which resulted in an income tax expense of approximately $12.6 million. In addition, the Company did not use an accurate estimate of fair value in its 2018 impairment testing. Collectively, the estimate of fair value and expected form of sale resulted in adjustments to the estimated fair value and carrying value of the held for sale business utilized in the Company’s 2018 impairment testing. These changes resulted in an additional impairment charge of approximately $12.0 million to write-down the carrying value of the net assets of the held for sale business to its estimated fair value at December 31, 2018.

In addition, as part of the presentation of discontinued operations, the Company periodically has to reclassify the prior period presentation to conform to the current year presentation. These adjustments are reflected in the Reclassification column below, which includes the Commercial Business that the Company decided to retain upon Board of Directors’ approval in the Third Quarter 2019 and the Fourth Quarter 2019.

The following table presents the effect to the Company’s previously reported Consolidated Balance Sheet at December 31, 2018 and Consolidated Statement of Operations for the year ended December 31, 2018:

	At December 31, 2018
	As Previously Reported	Revision	As Revised	Reclassification	As Reclassified
Assets:
Cash and cash equivalents	$495.7	$—	$495.7	$—	$495.7
Accounts receivable, net	1,850.7	—	1,850.7	312.8	2,163.5
Inventories	1,583.1	—	1,583.1	177.6	1,760.7
Prepaid expenses and other current assets	278.0	(2.4)	275.6	19.2	294.8
Current assets held for sale	3,541.3	(6.1)	3,535.2	(2,291.4)	1,243.8
Total current assets	7,748.8	(8.5)	7,740.3	(1,781.8)	5,958.5
Property, plant and equipment, net	925.6	—	925.6	300.5	1,226.1
Goodwill	2,970.2	—	2,970.2	903.7	3,873.9
Other intangible assets, net	5,579.6	—	5,579.6	571.0	6,150.6
Deferred income taxes	165.2	14.5	179.7	3.6	183.3
Other assets	327.0	—	327.0	3.0	330.0
Total assets	$17,716.4	$6.0	$17,722.4	$—	$17,722.4

Liabilities and Stockholders' Equity:
Accounts payable	1,019.5	—	1,019.5	172.1	1,191.6
Accrued compensation	159.1	—	159.1	33.8	192.9
Other accrued liabilities	1,182.3	(0.8)	1,181.5	126.4	1,307.9
Short-term debt and current portion of long-term debt	318.7	—	318.7	—	318.7
Current liabilities held for sale	650.4	100.4	750.8	(458.4)	292.4
Total current liabilities	3,330.0	99.6	3,429.6	(126.1)	3,303.5
Long-term debt	6,696.3	—	6,696.3	—	6,696.3
Deferred income taxes	1,041.8	(66.7)	975.1	114.9	1,090.0
Other noncurrent liabilities	1,370.5	(2.3)	1,368.2	11.2	1,379.4
Total liabilities	12,438.6	30.6	12,469.2	—	12,469.2
Total stockholders' equity	5,277.8	(24.6)	5,253.2	—	5,253.2
Total liabilities and stockholders' equity	$17,716.4	$6.0	$17,722.4	$—	$17,722.4

	For the year ended December 31, 2018
	As Previously Reported	Revision	As Revised	Reclassification	As Reclassified
Net sales	$8,630.9	$—	$8,630.9	$1,523.1	$10,154.0
Cost of products sold	5,622.1	—	5,622.1	1,014.2	6,636.3
Gross profit	3,008.8	—	3,008.8	508.9	3,517.7
Selling, general and administrative expenses	2,434.8	—	2,434.8	213.0	2,647.8
Restructuring costs, net	80.5	—	80.5	6.3	86.8
Impairment of goodwill, intangibles and other assets	8,322.0	—	8,322.0	15.1	8,337.1
Operating income (loss)	(7,828.5)	—	(7,828.5)	274.5	(7,554.0)
Non-operating expenses:
Interest expense, net	446.3	—	446.3	(0.1)	446.2
Loss on extinguishment of debt	4.1	—	4.1	—	4.1
Other (income) expense, net	(11.2)	—	(11.2)	(1.4)	(12.6)
Income (loss) before income taxes	(8,267.7)	—	(8,267.7)	276.0	(7,991.7)
Income tax expense (benefit)	(1,478.1)	—	(1,478.1)	119.2	(1,358.9)
Income (loss) from continuing operations	(6,789.6)	—	(6,789.6)	156.8	(6,632.8)
Loss from discontinued operations, net of tax	(128.3)	(24.6)	(152.9)	(156.8)	(309.7)
Net loss	$(6,917.9)	$(24.6)	$(6,942.5)	$—	$(6,942.5)

Weighted average common shares outstanding:
Basic	473.7	473.7	473.7	473.7	473.7
Diluted	473.7	473.7	473.7	473.7	473.7

Loss per share:
Basic:
Loss from continuing operations	$(14.33)	$—	$(14.33)	$0.33	$(14.00)
Loss from discontinued operations	(0.27)	(0.05)	(0.32)	(0.33)	(0.65)
Net loss	$(14.60)	$(0.05)	$(14.65)	$—	$(14.65)

Diluted:
Loss from continuing operations	$(14.33)	$—	$(14.33)	$0.33	$(14.00)
Loss from discontinued operations	(0.27)	(0.05)	(0.32)	(0.33)	(0.65)
Net loss	$(14.60)	$(0.05)	$(14.65)	$—	$(14.65)

The Company concluded the above referenced effects were not material to its previously issued Consolidated Statement of Operations for the year ended December 31, 2018 and Consolidated Balance Sheet at December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2019. As such, the Company has revised its Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income (Loss), Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2018 and Consolidated Balance Sheet at December 31, 2018 within this 2019 Annual Report on Form 10-K. The adjustments did not result in a change to net cash provided by operating activities in the Company’s Consolidated Statement of Cash Flows for the year ending December 31, 2018.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the consolidated accounts of the Company and its majority-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates

The preparation of these consolidated financial statements requires the use of certain estimates and assumptions by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Significant estimates in these Consolidated Financial Statements include restructuring charges, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and product liability reserves), net realizable value of inventories, valuation of assets held for sale, estimated contract revenue and related costs, capitalized software costs, income taxes and tax valuation allowances, and pension and postretirement employee benefit liabilities and expenses. Actual results could differ from those estimates.

Other Items

At December 31, 2019, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During 2019, the Company recorded an other-than-temporary impairment of approximately $11.7 million. Prior to the other-than-temporary impairment, FireAngel experienced a decline in its share price. In addition, during 2019, FireAngel publicly disclosed its intentions to raise capital through a public offering at a price per share below the Company's investment’s basis. The Company concluded these facts were indicative of an other-than-temporary impairment and recorded the charge within other expense (income), net in the Consolidated Statement of Operations for 2019. During 2019, the Company participated in FireAngel’s public offering to maintain its equity interest. The Company's carrying value of its investment in FireAngel was $3.9 million at December 31, 2019. On March 31, 2018, the Company terminated its distribution agreement with FireAngel. For 2019, 2018 and 2017, the Company’s related party sales to FireAngel were nil, $8.4 million and $33.5 million, respectively.

For 2019, 2018 and 2017, the income attributable to non-controlling interests was $1.6 million, $1.6 million and $3.5 million, respectively.

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

Revenue Recognition

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

Revenue is measured as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company must apply judgment, including contractual rates and historical payment trends, when estimating variable consideration.

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

Certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses are recorded as a reduction of net sales as they do not meet the specific criteria to qualify as a distinct good or service under the new guidance, primarily related to payments to customers for defective products under warranty.
Sales taxes and other similar taxes are excluded from revenue. The Company elected to account for shipping and handling activities as a fulfillment cost as permitted by the standard. The Company also elected not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Sales of Accounts Receivables

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $201 million under the new agreement during the second quarter of 2019. The balance of the factored receivables at December 31, 2019, remained substantially unchanged from the balance at June 30, 2019. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other expense (income), net in the Consolidated Statement of Operations.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased. Restricted cash reflects cash received on previously sold customer receivables in connection with the new factoring program that are required to be remitted to a financial institution. Restricted cash is reported as prepaid expenses and other current assets on the Consolidated Balance Sheets.
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
During 2018, the Company wrote-off $35.7 million, primarily related to a former top 10 customer in the Baby business unit within the Learning and Development segment, who filed for liquidation of its bankrupt operations during 2018.
At December 31, 2019 and 2018, accounts receivables are net of allowances of $28.7 million and $26.5 million, respectively.
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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that reflect its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for three years or more. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company also has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Additionally, for certain non-real estate leases, the portfolio approach is used to effectively account for the operating lease assets and liabilities. Operating lease assets, net and Long-term operating lease liabilities are reported as separate lines in the Consolidated Balance Sheets. The current portion of Operating lease liabilities is reported in other accrued liabilities in the Consolidated Balance Sheets.

Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. The Company’s accounting for finance leases (previously referred to as capital leases) remains substantially unchanged. For finance leases, the Company recognizes a front-loaded pattern of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property, plant and equipment, net.
Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangibles have historically been tested and reviewed for impairment annually (during the third quarter), or more frequently if facts and circumstances warrant. During the second quarter of 2019, the Company changed the date of its annual impairment testing from July 1 to December 1. The change was made to more closely align the impairment testing date with the Company’s annual planning and budgeting process, as well as its long-term planning and forecasting process.

Pursuant to the authoritative accounting literature, in 2019 the Company was required to perform an annual impairment testing as of the first day of its third quarter of 2019 (July 1), as well as December 1 to ensure that the change in impairment testing date did not delay or avoid an impairment charge. As such the Company performed its annual goodwill impairment testing at July 1, 2019 and December 1, 2019

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. As a result of the ATP, which resulted in a number of businesses designated as held for sale, as well as the Company’s decision to retain the Commercial Business, the Company’s continuing operations are comprised of eight reporting units, within its four primary operating segments.

In 2019, the Company bypassed the qualitative approach to testing goodwill and used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the difference between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows. The Company assesses the fair value of each reporting unit based on a discounted cash flow model, with five-year cash flow projections. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include net sales growth rates, product and overhead costs, working capital investment requirements, projected tax rates, terminal values, discount rates and total enterprise value. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company utilized its latest projections which included, among other things, the impact of tariffs on Chinese imports, as well as other inflation at the time for the Company’s impairment testing performed during the third and fourth quarter of 2019.

Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, projected tax rates, terminal values and discount rates). For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using the same method which was used for determining the initial value. The first method is the relief from royalty method, which estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The second method, the excess earnings method, estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

See Footnote 8 for further information.

Valuation of Assets held for Sale

At December 31, 2019, the Company did not have any disposal groups classified as held for sale. Upon designation as held for sale, the Company’s disposal groups are assessed for impairment by comparing the fair value of the disposal groups to their carrying values. The fair value of the disposal groups is estimated using a market multiple approach. The Company uses various assumptions to estimate fair value under the market multiple approach, including estimating the market multiples expected from the eventual sale of the disposal groups based on information obtained as a result of its marketing process. See Footnote 3 for further information.
Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available.
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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $389 million, $397 million and $485 million in 2019, 2018 and 2017, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $149 million, $151 million and $175 million in 2019, 2018 and 2017, respectively.
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
Foreign Currency Operations
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2019, 2018 and 2017 were $5.6 million, $7.8 million and $9.5 million, respectively.
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
See Footnote 16 for further information.
Stock-Based Compensation
Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three years for stock options and one to three years for restricted stock units and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience (see Footnote 15 for additional information).
Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. ASU 2016-13, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. ASU 2016-13 is effective for fiscal years ending after December 15, 2019. The Company has completed its assessment and will adopt ASU 2016-13 on a modified retrospective basis. The Company does not believe the adoption of ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for years, and interim periods within those years, beginning after December 15, 2019. The Company will adopt ASU 2018-15 prospectively to all implementation costs incurred after the date of adoption. The Company has designed processes and the appropriate internal controls to ensure its readiness for adoption. The Company does not believe the adoption of ASU 2018-15 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Since ASU 2018-14 only impacts the disclosure requirements related to defined benefit pension and other postretirement plans, the adoption of ASU 2018-14 will not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The Company is currently evaluating the potential effects of the adoption of ASU 2019-12.

Adoption of New Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 prospectively starting on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance that includes not to reassess historical lease classification, and not to recognize short-term leases on the balance sheet, nor separate lease and non-lease components for all its leases. In addition, the Company used hindsight to determine the lease term and applied its incremental borrowing rate based on the remaining term of the lease as of the adoption date. The impact upon adoption, related to operating leases in continuing operations, as of January 1, 2019, resulted in the recognition of right-of-use assets of approximately $664 million, lease liabilities of approximately $725 million and a cumulative-effect adjustment on retained deficit of approximately $0.5 million on the Company's Consolidated Balance Sheet. See Footnote 12 for further information.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 amends existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships. ASU 2017-12 also expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. The adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements. See Footnote 11 for further information.

In May 2014, the FASB issued ASU 2014-9, “Revenue from Contracts with Customers (Topic 606).” The Company adopted ASU 2014-9 and all the related amendments (“Topic 606”) on January 1, 2018, using the modified retrospective transition method and applied this approach to contracts not completed as of that date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of Topic 606 did not result in a material adjustment to the opening balance of retained earnings. The Company does not expect the adoption of Topic 606 to have a material impact to its net income on an ongoing basis.

As part of Topic 606, the Company reclassified items such as cash discounts, allowances for returns, and credits or incentives provided to customers from accounts receivable, net to other accrued liabilities as of the adoption date. These items are accounted for as variable consideration when estimating the amount of revenue to recognize. Also, as part of the new standard, the Company recognized right to recover assets associated with its estimated allowances for returns in prepaid expenses and other, which were previously netted against the allowance for returns included in accounts receivable, net. Certain costs and cash payments made to customers previously recorded in costs of products sold and selling, general and administrative expenses were reclassified against net sales as they did not meet the specific criteria to qualify as a distinct good or service under the new guidance, primarily related to payments to customers for defective products under warranty.
The impact of adoption of Topic 606 on the Consolidated Balance Sheet at December 31, 2018 was not material. The impact of adoption of Topic 606 on the Consolidated Statement of Operations for the year ended December 31, 2018, was as follows (in millions):

	As Reported	Excluding Adjustments Due to Topic 606	As Adjusted
Net sales	$10,154.0	$230.5	$10,384.5
Cost of products sold	6,636.3	222.8	6,859.1
Selling, general and administrative expenses	2,647.8	8.4	2,656.2
Operating loss	(7,554.0)	(0.7)	(7,554.7)
Income tax benefit	(1,358.9)	(0.2)	(1,359.1)
Loss from continuing operations	(6,632.8)	(0.5)	(6,633.3)
Loss from discontinued operations, net of tax	(309.7)	—	(309.7)
Net loss	(6,942.5)	(0.5)	(6,943.0)

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Footnote 2 — Acquisitions and Mergers
There were no acquisitions during 2019 and 2018.
2017
In September 2017, the Company acquired Chesapeake Bay Candle, a leading developer, manufacturer and marketer of premium candles and other home fragrance products, focused on consumer wellness and natural fragrance, for a cash purchase price of approximately $75 million. Chesapeake Bay Candle is included in the Home and Outdoor Living segment from the date of acquisition.
In April 2017, the Company acquired Sistema Plastics (“Sistema”), a leading New Zealand based manufacturer and marketer of innovative food storage containers with strong market shares and presence in Australia, New Zealand, U.K. and parts of continental Europe for a cash purchase price of approximately $472 million. Sistema is included in the Food and Commercial segment from the date of acquisition.
In January 2017, the Company acquired Smith Mountain Industries (“Smith Mountain”), a leading provider of premium home fragrance products, sold primarily under the WoodWick® brand, for a cash purchase price of approximately $100 million. Smith Mountain is included in the Home and Outdoor Living segment from the date of acquisition.
Other Items
The goodwill associated with the acquisitions is primarily attributable to synergies expected to arise after the acquisitions. At December 31, 2019, approximately $226 million of the goodwill is expected to be deductible for income tax purposes.
Footnote 3 — Divestitures and Held for Sale
Discontinued Operations

As part of the Company’s ATP, during 2018, the Company announced it was exploring strategic options for its industrial and commercial product assets, including the Waddington Group, the Process Solutions business, the Commercial Business and the Rexair business, as well as non-core consumer businesses, including Jostens, Pure Fishing, Rawlings, Goody and The United States Playing Card Company. During the Third and Fourth Quarter of 2019, the Company’s Board of Directors approved the decision to not continue pursuing the sale of the Commercial Business (see Footnote 1). These businesses, with the exception of the Commercial Business were classified as discontinued operations. During 2018 and 2019, the Company sold Goody, Jostens, the Process Solutions business, Pure Fishing, Rawlings, Rexair, Waddington, The United States Playing Card Company and other related subsidiaries as part of the ATP. The Company completed the ATP with the sale of The United States Playing Card Company.

The following table provides a summary of amounts included in discontinued operations for the years ended December 31, (in millions):

	2019	2018	2017
Net sales (1)	$368.2	$2,879.1	$3,524.4
Cost of products sold (1)	266.2	1,798.3	2,245.6
Selling, general and administrative expenses	47.7	623.8	753.1
Restructuring costs, net	—	3.2	16.6
Impairment of goodwill, intangibles and other assets	112.1	1,464.4	0.7
Operating income (loss)	(57.8)	(1,010.6)	508.4
Non-operating expense (income) (2)	(9.3)	(830.4)	(1.3)
Income (loss) before income taxes	(48.5)	(180.2)	509.7
Income tax expense	31.0	129.5	195.2
Net income (loss)	$(79.5)	$(309.7)	$314.5

(1)	2018 includes a reclassification from cost of products sold to net sales of $12.8 million related to the adoption of Topic 606.

(2)	2019 and 2018 include gains on sale of discontinued operations of $7.3 million and $831 million, respectively.
Held for Sale
The following table presents information related to the major classes of assets and liabilities that were classified as assets and liabilities held for sale in the Consolidated Balance Sheets at December 31, (in millions):

	2019	2018
Accounts receivable, net	$—	$98.9
Inventories	—	161.1
Prepaid expenses and other current assets	—	23.6
Property, plant and equipment, net	—	215.4
Goodwill	—	38.7
Other intangible assets, net	—	699.8
Other assets	—	6.3
Current assets held for sale	$—	$1,243.8

Accounts payable	$—	$84.6
Accrued compensation	—	23.2
Other accrued liabilities	—	27.1
Deferred income taxes	—	152.7
Other liabilities	—	4.8
Current liabilities held for sale	$—	$292.4

Divestitures

2019

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax gain of $1.6 million, which is included in the income (loss) from discontinued operations.

On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax loss of $6.8 million, which is included in the income (loss) from discontinued operations.

On December 31, 2019, the Company sold its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for $220 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax loss of $5.0 million, which is included in the income (loss) from discontinued operations.

During 2019, the Company recorded impairment charges of $112 million, which is included in the income (loss) from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2018
On June 29, 2018, the Company sold Rawlings, its Team Sports business, to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax loss of $128 million, which is included in the income (loss) from discontinued operations.
On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $599 million, which is included in the income (loss) from discontinued operations.
On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $20.3 million, which is included in the income (loss) from discontinued operations.
On December 21, 2018, the Company sold Jostens to Platinum Equity for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax loss of $32.1 million, which is included in the income (loss) from discontinued operations.
On December 21, 2018, the Company sold Pure Fishing to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $372 million, which is included in the income (loss) from discontinued operations.
During 2018, the Company recorded an impairment charge primarily related to goodwill and indefinite-lived intangible assets totaling $1.5 billion, which is included in the income (loss) from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
2017
On July 14, 2017, the Company sold its Winter Sports business for a selling price of approximately $240 million, subject to customary working capital and other post-closing adjustments. For 2017, net sales from the Winter Sports business were not material. During 2017, the Company recorded an impairment charge of $59.1 million related to the write-down of the carrying value of the net assets of the Winter Sports business to their estimated fair market value.
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
In March 2017, the Company sold its Tools business, including the Irwin®, Lenox® and Hilmor® brands. The selling price was $1.95 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2017, the Company recorded a pre-tax gain of $768 million, which is included in other (income) expense, net. Net sales for the Tools business in 2017 were not material.

Footnote 4 — Stockholders’ Equity
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”) as of and for the years ended December 31, 2019 and 2018 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2017	$(318.8)	$(385.5)	$(58.8)	$(763.1)
Other comprehensive income (loss) before reclassifications	(203.0)	29.1	14.6	(159.3)
Amounts reclassified to earnings	29.2	12.8	30.2	72.2
Net current period other comprehensive income (loss)	(173.8)	41.9	44.8	(87.1)
Reclassification to retained earnings (1)	—	(54.5)	(8.1)	(62.6)
Balance at December 31, 2018	$(492.6)	$(398.1)	$(22.1)	$(912.8)
Other comprehensive income (loss) before reclassifications	4.4	(8.0)	(14.1)	(17.7)
Amounts reclassified to earnings	9.7	7.1	(6.2)	10.6
Net current period other comprehensive income (loss)	14.1	(0.9)	(20.3)	(7.1)
Balance at December 31, 2019	$(478.5)	$(399.0)	$(42.4)	$(919.9)

(1)	Reclassification is due to the adoption of ASU 2018-2.
For 2019, 2018 and 2017 reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pre-tax expense of $8.7 million, $16.3 million and $14.6 million, respectively, and primarily represent the amortization of net actuarial losses and plan settlements (see Footnote 13). These costs are recorded in selling, general and administrative expenses and cost of sales. For 2019, 2018 and 2017, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pre-tax (gains) losses of ($7.0) million, $42.7 million and $8.3 million, respectively (see Footnote 11). The amounts reclassified to earnings from the cumulative translation adjustment are due to divestitures (see Footnote 3).
The income tax provision (benefit) allocated to the components of OCI for the years ended December 31, are as follows (in millions):

	2019	2018	2017
Foreign currency translation adjustments	$0.2	$3.7	$0.5
Unrecognized pension and postretirement costs	(0.2)	11.3	12.3
Derivative financial instruments	(2.8)	18.6	(8.7)
Income tax related to AOCL	$(2.8)	$33.6	$4.1

Footnote 5 — Restructuring Costs

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.

Accelerated Transformation Plan

The Company’s ATP, which was initiated during the first quarter of 2018 and completed at the end of 2019, was designed in part, to divest the Company’s non-core consumer businesses and focus on the realignment of the Company’s management structure and overall cost structure as a result of the completed divestitures. Restructuring costs associated with the transformation plan include employee-related costs, including severance, retirement and other termination benefits, contract termination costs and other costs. Restructuring costs incurred during 2019 and 2018 are primarily related to the ATP.

Other Restructuring

In addition to the ATP, the Company has incurred restructuring costs for various other restructuring activities including the Jarden integration. The Jarden integration project was primarily focused on driving cost synergies in procurement, overhead functions and organizational changes designed to redefine the operating model of the Company from a holding company to an operating company. The restructuring costs for 2017 were mostly comprised of costs related to the Jarden integration and other restructuring activities.
Restructuring Costs
Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the years ended December 31, are as follows (in millions):

	2019	2018	2017
Appliances and Cookware	$2.1	$3.0	$6.2
Food and Commercial	4.7	10.1	10.1
Home and Outdoor Living	8.3	30.5	9.3
Learning and Development	6.5	7.9	10.9
Other	—	—	3.2
Corporate	5.5	35.3	55.6
	$27.1	$86.8	$95.3

Accrued restructuring costs activity for 2019 is as follows (in millions):

	Balance at December 31, 2018	Restructuring Costs, Net	Payments	Reclassifications (1)	Foreign Currency and Other (2)	Balance at December 31, 2019
Employee severance and termination benefits	$23.8	$20.2	$(32.7)	$—	$(1.1)	$10.2
Exited contractual commitments and other	47.0	6.9	(27.0)	(13.8)	(0.8)	12.3
	$70.8	$27.1	$(59.7)	$(13.8)	$(1.9)	$22.5
Accrued restructuring costs activity for 2018 is as follows (in millions):

	Balance at December 31, 2017	Restructuring Costs, Net	Payments	Foreign Currency and Other (2)	Balance at December 31, 2018
Employee severance and termination benefits	$52.4	$50.1	$(53.3)	$(25.4)	$23.8
Exited contractual commitments and other	32.1	36.7	(23.2)	1.4	47.0
	$84.5	$86.8	$(76.5)	$(24.0)	$70.8

(1)	Reclassification due to the adoption of ASU 2016-02. See Footnote 1.

(2)	Includes non-cash restructuring charges primarily related to stock-based awards of $1.3 million and $22.2 million for 2019 and 2018, respectively.
Footnote 6 — Inventories
The components of inventories were as follows at December 31, (in millions):

	2019	2018
Raw material and supplies	$231.0	$262.5
Work-in-process	135.3	151.2
Finished products	1,240.4	1,347.0
	$1,606.7	$1,760.7
Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 22.8% and 23.6% of gross inventory costs at December 31, 2019 and 2018, respectively, were determined by the last-in, first-out (“LIFO”) method; for the balance, cost was determined using the first-in, first-out (“FIFO”) method. At December 31, 2019 and 2018, LIFO reserves were a liability of $13.9 million and $6.7 million, respectively. The pre-tax (expense) income from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2019, 2018 and 2017 was ($3.3) million, ($0.3) million and $1.2 million, respectively.
Footnote 7 — Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2019	2018
Land	$86.0	$88.2
Buildings and improvements	640.6	652.8
Machinery and equipment	2,151.2	2,271.9
	2,877.8	3,012.9
Less: Accumulated depreciation	(1,722.9)	(1,786.8)
	$1,154.9	$1,226.1

Depreciation expense for continuing operations was $254 million, $183 million and $197 million in 2019, 2018 and 2017, respectively. Depreciation expense for discontinued operations was nil, $19.3 million and $87.4 million in 2019, 2018 and 2017, respectively. Depreciation expense was nil for 2019 as the Company ceased depreciating property, plant, and equipment relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Commercial Business. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheets. During 2019, the Company decided not to sell this business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at December 31, 2019. Accordingly, the Consolidated Balance Sheet at December 31, 2018 was recast to reclassify the Commercial Business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $49.2 million in 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

During 2018, the Company recorded $41.1 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home and Outdoor Living segment.
Footnote 8 — Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2019 and 2018 (in millions):

					December 31, 2019
Segments:	Net Book Value at December 31, 2018	Other Adjustments (1)	Impairment Charges (2)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$211.2	$(7.0)	$7.0	$1.1	$744.2	$(531.9)	$212.3
Food and Commercial	903.7	3.2	(160.3)	0.2	2,266.3	(1,519.5)	746.8
Home and Outdoor Living	163.8	5.7	(5.7)	0.7	2,155.2	(1,990.7)	164.5
Learning and Development	2,595.2	0.6	(0.6)	(10.0)	3,431.8	(846.6)	2,585.2
Other	—	0.2	—	(0.2)	—	—	—
	$3,873.9	$2.7	$(159.6)	$(8.2)	$8,597.5	$(4,888.7)	$3,708.8

(1)
During 2019, in connection with the Company’s state income tax payable/receivable reconciliation process, the Company identified that a state income tax receivable initially recorded in March 2017 was overstated by $19.9 million. The Company determined that the offset to this overstated receivable was recorded as a reduction to goodwill and, subsequently, recorded an entry during the current year to increase goodwill by this amount with a corresponding reduction to its state income tax receivable. Additionally, the Company identified and reversed $8.8 million of reserves for uncertain tax positions that were no longer required as the statutes of limitations had previously expired across multiple prior years. Therefore, the Company recorded an adjustment to income tax expense with a corresponding reduction to its reserves for uncertain tax positions. The Company was required to allocate the goodwill and reversal of reserves for uncertain tax positions to its businesses and reporting units in order to determine whether or not the carrying value of a disposal group or reporting unit that was previously sold or impaired needed to be updated. Based on its analysis, the Company concluded that the entire $19.9 million goodwill balance and the reversal of $8.8 million of reserves for uncertain tax positions would have been impaired or recognized as a loss on disposal in previously issued financial statements. As such, in 2019 the Company recorded pre-tax out-of-period impairment charges and a loss on sale of divested businesses of $2.9 million and $8.2 million, respectively, of which $2.9 million ($2.2 million after-tax) and $8.2 million ($6.2 million after-tax) were reflected in continuing operations and discontinued operations, respectively, in the Company’s Consolidated Statement of Operations. The Company concluded the effects of such adjustments were not material to the current period or previously issued financial statements.

(2)
In 2019, the Company recorded impairment charges in the Food and Commercial segment to reflect a decrease in the carrying values of Mapa/Spontex and Quickie by a total of $158 million while these businesses were classified as held for sale.

					December 31, 2018
Segment	Net Book Value at December 31, 2017	Other Adjustments	Impairment Charges (1)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$635.1	$—	$(419.6)	$(4.3)	$750.1	$(538.9)	$211.2
Food and Commercial	2,283.8	—	(1,359.3)	(20.8)	2,263.0	(1,359.3)	903.7
Home and Outdoor Living	2,148.0	—	(1,985.0)	0.8	2,148.8	(1,985.0)	163.8
Learning and Development	2,735.0	—	(105.3)	(34.5)	3,441.2	(846.0)	2,595.2
	$7,801.9	$—	$(3,869.2)	$(58.8)	$8,603.1	$(4,729.2)	$3,873.9

(1)
In the Appliances and Cookware segment, the impairment charge was attributable to the Appliances and Cookware reporting unit. In the Food and Commercial segment, the impairment charge was recorded, primarily within the Food reporting unit. In the Home and Outdoor Living segment, impairment charges of $875 million, $787 million and $323 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge was attributable to the Baby reporting unit.

In 2018, the Company concluded that a triggering event had occurred during the third quarter for all of its reporting units as a result of (1) the decline in the Company’s stock price during the third quarter such that the Company’s market capitalization was well below book value (net shareholders’ equity) and (2) updated cash flow projections for its businesses. During the fourth quarter of 2018, the Company concluded that another triggering event had occurred for the Appliances and Cookware, Food and Commercial, Connected Home and Security, Baby and Home Fragrance reporting units. In 2018, the Company recorded goodwill impairment charges of $3.9 billion to reduce the carrying values of these reporting units to their fair values.
Acquired intangible asset impairment charges were recorded in the Company’s reporting segments as follows (in millions):

	2019 (1)	2018 (2)
Impairment of acquired intangible assets
Appliances and Cookware	$606.9	$1,292.0
Food and Commercial	152.5	454.7
Home and Outdoor Living	269.5	2,434.1
Learning and Development	24.2	246.0
Total	$1,053.1	$4,426.8

(1)
The carrying value of certain Appliances and Cookware tradenames exceeded their fair value primarily due to the recently announced tariffs on Chinese imports, as well as a decline in sales volume due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. In 2019, the Company recorded impairment charges in the Food and Commercial segment to reflect a decrease in the carrying values of Mapa/Spontex and Quickie by a total of $153 million while these businesses were classified as held for sale. In the Home and Outdoor Living segment, the impairment charges of $151 million and $118 million were recorded within the Home Fragrance and Outdoor and Recreation reporting units, respectively. The carrying value of certain Home and Outdoor Living tradenames exceeded their fair value primarily within the Home Fragrance reporting unit. The reporting unit has begun to experience a shift in product mix that is expected to continue into the future, which resulted in a downward revision to forecasted results for one of its tradenames. In the Learning and Development segment, the impairment charge was recorded within the Writing reporting unit. The Writing reporting unit continues to experience softening trends in sales of slime-related adhesive products. Related sales of such products during the fourth quarter of 2019 deteriorated at a faster rate than expected, which resulted in a downward revision to forecasted results for one of its tradenames. The rate and duration of the decline for such products, which is expected to continue into the future, is difficult to predict. Further impairments of this tradename may also occur if future expected cash flows are not achieved. Given the current trade negotiations with China and the uncertainties regarding the potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of tariffs made for purposes of the goodwill and indefinite-lived intangible asset impairment test during the fourth quarter of 2019 will prove to be accurate predictions of the future. If the Company's assumptions regarding forecasted cash flow and revenue and operating income growth rates of certain reporting units are not achieved, it is possible that a material impairment charge may be required in the future.

(2)
In the Food and Commercial segment, the impairment charge was recorded within the Food reporting unit. In the Home and Outdoor Living segment, impairment charges of $1.7 billion, $630 million and $75 million were recorded within the Home Fragrance, Outdoor and Recreation and Connected Home and Security reporting units, respectively. In the Learning and Development segment, the impairment charge recorded was attributable to the Baby reporting unit.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, (in millions):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Tradenames - indefinite life	$3,560.2	$—	$3,560.2	$4,628.9	$—	$4,628.9	N/A
Tradenames - other	168.9	(49.7)	119.2	170.5	(36.5)	134.0	2-15
Capitalized software	586.8	(435.4)	151.4	559.0	(376.1)	182.9	3-12
Patents and intellectual property	135.3	(101.3)	34.0	137.6	(79.8)	57.8	3-14
Customer relationships and distributor channels	1,327.5	(282.8)	1,044.7	1,329.5	(217.2)	1,112.3	3-30
Other	109.0	(102.1)	6.9	109.0	(74.3)	34.7	3-5

	$5,887.7	$(971.3)	$4,916.4	$6,934.5	$(783.9)	$6,150.6

Amortization expense for intangible assets for continuing operations was $192 million, $189 million and $204 million in 2019, 2018 and 2017, respectively. Amortization expense for intangible assets for discontinued operations was nil, $43 million and $148 million in 2019, 2018 and 2017, respectively. Amortization expense was nil for 2019 as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018. Amortization expense for 2017 includes a measurement period expense adjustment of $13.6 million, of which $16.4 million is related to continuing operations, related to the valuation of non-compete agreements within other intangible assets.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Commercial Business. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheets. During 2019, the Company decided not to sell this business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at December 31, 2019. Accordingly, the Consolidated Balance Sheet at December 31, 2018 was recast to reclassify the Commercial Business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $7.4 million in 2019 relating to the amount of amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

At December 31, 2019, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2020	$148.1
2021	119.4
2022	95.3
2023	88.5
2024	79.6
Thereafter	825.3

Footnote 9 — Other Accrued Liabilities
Other accrued liabilities included the following at December 31, (in millions):

	2019	2018
Customer accruals	$604.9	$626.6
Operating lease liabilities	132.4	—
Accrued self-insurance liabilities, contingencies and warranty	123.7	133.2
Accrued interest expense	62.6	72.9
Accruals for manufacturing, marketing and freight expenses	49.8	39.6
Accrued income taxes	114.0	165.9
Other	252.9	269.7
	$1,340.3	$1,307.9

Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased, as well as allowances for returns. Payments for annual rebates and other customer programs are generally made in the first quarter of the year. Self-insurance liabilities relate to casualty liabilities such as workers’ compensation, general and product liability and auto liability and are estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.
Footnote 10 — Debt
The following is a summary of outstanding debt at December 31, (in millions):

	2019	2018
2.60% senior notes due 2019	$—	$267.3
4.70% senior notes due 2020	304.9	304.6
3.15% senior notes due 2021	93.6	97.5
3.75% senior notes due 2021	342.1	353.2
4.00% senior notes due 2022	249.3	249.0
3.85% senior notes due 2023	1,387.5	1,740.8
5.00% senior notes due 2023	—	310.0
4.00% senior notes due 2024	199.5	496.4
3.90% senior notes due 2025	46.9	90.3
4.20% senior notes due 2026	1,986.3	1,984.5
5.375% senior notes due 2036	416.1	415.8
5.50% senior notes due 2046	657.3	657.2
Commercial paper	25.0	—
Other debt	15.2	48.4
Total debt	5,723.7	7,015.0
Short-term debt and current portion of long-term debt	(332.4)	(318.7)
Long-term debt	$5,391.3	$6,696.3

Senior Notes

In November 2019, the Company redeemed the entire $300 million aggregate principal of its 5.00% senior notes due 2023 for total consideration, excluding accrued interest, of approximately $308 million.

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
As a result of the aforementioned debt extinguishments, the Company recorded a loss on the extinguishment of debt of $28.3 million, primarily comprised of a non-cash charge due to the write-off of deferred debt issuance costs, partially offset by prepayment gains.

In March 2019, the Company repaid approximately $268 million of the entire principal amount outstanding of its 2.60% senior notes due 2019 upon maturity.

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

In connection with entering into the Customer Receivables Purchase Agreement, the Company amended its existing receivables purchase agreement in June 2019 to remove certain customer receivables which are subject to the Customer Receivables Purchase Agreement. As a result of the amendment, the parties reduced the aggregate commitment under the Company's then existing securitization facility from $950 million to $700 million.
Future Debt Maturities
The Company’s debt maturities for the five years following December 31, 2019 and thereafter are as follows (in millions):

2020	2021	2022	2023	2024	Thereafter	Total
$334.5	$435.7	$253.6	$1,395.1	$201.2	$3,135.3	$5,755.4

Other

In connection with the ATP, the Company completed the sale of several businesses during 2019. In 2019, the Company sold: its Process Solutions business, Rexair, The United States Playing Card Company and other related subsidiaries. As a result of these transactions, the Company received gross proceeds of $996 million in 2019, most of which was used to pay down debt.
The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

At December 31, 2019 and 2018, unamortized deferred debt issue costs were $33.3 and $43.7. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.
The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2019		2018
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,989.9	$5,683.5	$6,911.2	$6,966.6

The carrying amounts of all other significant debt approximates fair value.
Net Investment Hedge
The Company has designated the €300.0 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At December 31, 2019, $4.0 million of deferred gains have been recorded in AOCL. See Footnote 11 for disclosures regarding the Company’s derivative financial instruments.
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

Fair Value Hedges

At December 31, 2019, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due 2020 and $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

During 2019, the Company terminated approximately $150 million notional amount of these floating rate swaps and received consideration of $5.6 million, which is included in net cash provided by operating activities in the Consolidated Statement of Cash Flows for 2019. These floating rate swaps that were designated as fair value hedges, were terminated in connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers (see Footnote 10). The termination of these floating rate swaps resulted in a total gain of $5.7 million, which is included in loss on extinguishment for 2019 in the Consolidated Statements of Operations.

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

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2019, the Company had approximately $516 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2019, the Company had approximately $667 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2020. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statement of Operations.

Commodity Contracts

From time to time the Company may enter into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At December 31, 2019, the Company had approximately $0.1 million notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes and have maturity dates through January 2020. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

	2019		2018
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$0.9	$12.5	$13.3	$0.7
Commodity contracts	—	0.1	—	—
Fair value hedges:
Interest rate swaps	2.1	0.9	—	11.5
Derivatives not designated as effective hedges:
Foreign currency contracts	10.1	4.5	12.9	4.2
Commodity contracts	—	—	—	0.9

Total	$13.1	$18.0	$26.2	$17.3
(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other non-current assets
Liability: Other accrued liabilities, and other non-current liabilities

The Company recognized expense of $11.0 million, $1.8 million and $41.5 million in other (income) expense, net, during 2019 and 2018 and 2017, respectively, related to derivatives that are not designated as hedging instruments.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Cash Flow Hedges
The following table presents pre-tax gain and loss activity for 2019, 2018 and 2017 related to derivative financial instruments designated as effective hedges:

	2019		2018		2017
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
(in millions)	Recognized in OCI (a)	Reclassified from AOCL to Income	Recognized in OCI (a)	Reclassified from AOCL to Income	Recognized in OCI (a)	Reclassified from AOCL to Income
Interest rate swaps (b)	$—	$(8.0)	$—	$(26.6)	$—	$(8.2)
Foreign currency contracts (c)	(15.5)	15.1	24.1	(13.0)	(33.1)	6.8
Commodity contracts	(0.2)	(0.1)	—	—	—	—
Cross-currency swaps (d)	—	—	(1.7)	(3.1)	(5.8)	(6.9)

Total	$(15.7)	$7.0	$22.4	$(42.7)	$(38.9)	$(8.3)

(a)	Represents effective portion recognized in Other Comprehensive Income (“OCI”).

(b)	Portion reclassified from AOCL to income recognized in interest expense.

(c)	Portion reclassified from AOCL to income recognized in sales and cost of products sold.

(d)	Portion reclassified from AOCL to income recognized in other income (expense), net
The ineffectiveness related to cash flow hedges during 2019, 2018 and 2017 was not material. At December 31, 2019, deferred net losses of approximately $8 million within AOCL are expected to be reclassified to earnings over the next twelve months.
Footnote 12 — Leases

Supplemental consolidated balance sheet information for leases at December 31, 2019, is as follows (in millions):

	Classification
Assets
Operating leases	Operating lease assets, net	$615.2
Finance leases	Property, plant and equipment, net (1)	15.2
Total lease assets		$630.4

Liabilities
Current
Operating leases	Other accrued liabilities	$132.4
Finance leases	Short-term debt and current portion of long-term debt	3.4
Noncurrent
Operating leases	Long-term operating lease liabilities	541.4
Finance leases	Long-term debt	9.5
Total lease liabilities		$686.7
(1) Net of accumulated depreciation of $8.4 million.

Components of lease expense for the year ended December 31, 2019, is as follows (in millions):

Operating lease cost:
Operating lease cost (1)	$207.1
Variable lease costs (2)	25.5
Finance lease cost
Amortization of leased assets	4.6
Interest on lease liabilities	0.5

(1)	Includes short-term leases, which are immaterial.

(2)	Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates at December 31, 2019, are as follows:

Weighted-average remaining lease term (years):
Operating leases	7
Finance leases	3
Weighted-average discount rate:
Operating leases	4.3%
Finance leases	3.5%

Supplemental cash flow information related to leases for the year ended December 31, 2019, is as follows (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201.3
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	3.6
Right of use assets obtained in exchange for lease liabilities:
Operating leases	130.0
Finance leases	6.7

Maturities of lease liabilities for continuing operations under the new lease standard (see Footnote 1) at December 31, 2019, are as follows (in millions):

	Operating Leases	Finance Leases
2020	$168.3	$4.3
2021	138.9	4.2
2022	115.0	3.3
2023	87.0	1.5
2024	71.0	0.2
Thereafter	214.8	0.2
Total lease payments	795.0	13.7
Less: imputed interest	(121.2)	(0.8)
Present value of lease liabilities	$673.8	$12.9

See Footnote 3 for information on lease liabilities included in discontinued operations and held for sale.

Future minimum rental payments for operating leases, prior to the adoption of the new lease standard, with initial or remaining terms in excess of one year at December 31, 2018 for the Company are as follows (in millions):

2019	$180.0
2020	144.0
2021	117.8
2022	97.7
2023	74.0
Thereafter	263.9
$877.4

Rent expense under operating leases for continuing operations was $223 million, $227 million and $226 million in 2019, 2018 and 2017.

Footnote 13 — Employee Benefit and Retirement Plans
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
The amount of AOCL expected to be recognized in pension and postretirement benefit expense for 2020 is $20.3 million and is substantially comprised of net unrecognized actuarial losses.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owned life insurance policies on both active and former key employees with aggregate net death benefits of $311 million. At December 31, 2019 and 2018, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $134 million and $135 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The projected benefit obligation was $118 million and $115 million at December 31, 2019 and 2018, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the contributory 401(k) plans were $31.6 million, $24.8 million and $30.2 million for 2019, 2018 and 2017, respectively.

Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	U.S.		International
Change in benefit obligation:	2019	2018	2019	2018	2019	2018
Benefit obligation at beginning of year	$1,348.0	$1,553.7	$581.3	$679.4	$53.0	$65.1
Service cost	0.5	0.8	6.5	6.3	0.2	0.3
Interest cost	49.1	46.4	12.6	13.1	1.8	1.8
Actuarial (gain) loss	150.9	(147.7)	45.0	(35.2)	2.4	(8.9)
Amendments	—	—	0.6	2.5	—	—
Currency translation	—	—	14.8	(32.0)	—	—
Benefits paid	(99.4)	(105.2)	(22.3)	(30.0)	(5.2)	(4.9)
Acquisitions and dispositions, net	—	—	0.5	0.8	—	—
Curtailments, settlements and other	—	—	(12.7)	(23.6)	—	(0.4)
Benefit obligation at end of year (1)	$1,449.1	$1,348.0	$626.3	$581.3	$52.2	$53.0
Change in plan assets:
Fair value of plan assets at beginning of year	1,104.9	1,271.1	531.5	610.4	—	—
Actual return (loss) on plan assets	212.7	(71.2)	51.0	(11.0)	—	—
Contributions	10.0	10.2	13.0	15.0	—	—
Currency translation	—	—	19.1	(31.0)	—	—
Benefits paid	(99.4)	(105.2)	(22.3)	(30.0)	—
Acquisitions and dispositions, net	—	—	0.4	0.8	—	—
Settlements and other	—	—	(12.8)	(22.7)	—	—
Fair value of plan assets at end of year	$1,228.2	$1,104.9	$579.9	$531.5	$—	$—
Funded status at end of year	$(220.9)	$(243.1)	$(46.4)	$(49.8)	$(52.2)	$(53.0)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$89.1	$72.2	$—	$—
Accrued current benefit cost—other accrued liabilities	(14.7)	(9.9)	(4.7)	(4.7)	(5.6)	(5.3)
Accrued noncurrent benefit cost— other noncurrent liabilities	(206.2)	(233.2)	(130.8)	(117.3)	(46.6)	(47.7)
Net amount recognized	$(220.9)	$(243.1)	$(46.4)	$(49.8)	$(52.2)	$(53.0)
Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.06%	4.12%	1.79%	2.53%	2.80%	3.97%
Long-term rate of compensation increase	3.00%	3.00%	2.31%	2.43%	—%	—%
Current health care cost trend rates	—%	—%	—%	—%	6.74%	6.99%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.50%	4.50%

(1)	The accumulated benefit obligation for all defined benefit pension plans was $2.1 billion and $1.9 billion at December 31, 2019 and 2018, respectively.
There are no plan assets associated with the Company’s postretirement benefit plans.
The current healthcare cost trend rate gradually declines through 2038 to the ultimate trend rate and remains level thereafter. A one percentage point change in assumed healthcare cost trend rate would not have a material effect on the postretirement benefit obligation or the service and interest cost components of postretirement benefit costs.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2019	2018
Projected benefit obligation	$1,791.6	$1,662.0
Fair value of plan assets	1,435.3	1,297.1

Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2019	2018
Accumulated benefit obligation	$1,783.7	$1,654.8
Fair value of plan assets	1,435.3	1,297.1

Pension and Postretirement Benefit Expense
The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	U.S.			International
	2019	2018	2017	2019	2018	2017
Service cost	$0.5	$0.8	$2.8	$6.5	$6.3	$7.3
Interest cost	49.1	46.4	49.6	12.6	13.1	13.4
Expected return on plan assets	(59.2)	(67.5)	(73.3)	(13.0)	(14.9)	(18.4)
Amortization:
Prior service cost (credit)	(0.1)	(0.1)	(0.1)	0.5	0.4	0.4
Net actuarial loss	15.5	21.4	23.7	1.8	2.0	2.0
Curtailment, settlement and termination (benefit) costs	—	—	(3.7)	0.6	1.3	1.3
Total expense (income)	$5.8	$1.0	$(1.0)	$9.0	$8.2	$6.0
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	4.12%	3.48%	3.99%	2.52%	2.24%	2.10%
Effective rate for interest on benefit obligations	3.79%	3.09%	3.28%	2.20%	1.94%	1.70%
Effective rate for service cost	3.93%	3.32%	3.83%	1.89%	2.33%	2.44%
Effective rate for interest on service cost	3.62%	2.98%	3.38%	2.24%	2.27%	2.38%
Long-term rate of return on plan assets	5.25%	5.75%	6.04%	2.47%	2.58%	3.20%
Long-term rate of compensation increase	3.00%	2.54%	2.50%	2.32%	3.47%	3.53%

	Postretirement Benefits
	2019	2018	2017
Service cost	$0.2	$0.3	$0.1
Interest cost	1.8	1.8	2.2
Amortization:
Prior service credit	(4.9)	(6.6)	(5.2)
Net actuarial gain	(4.5)	(3.6)	(3.9)
Total income	$(7.4)	$(8.1)	$(6.8)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.90%	3.09%	3.76%
Effective rate for interest on benefit obligations	2.71%	2.71%	3.07%
Effective rate for service cost	2.97%	2.98%	3.25%
Effective rate for interest on service cost	2.78%	2.78%	3.02%

The components of net periodic pension and postretirement costs other than the service cost component are included in other (income) expense, net in the Consolidated Statements of Operations.
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
The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 20% to 40%; fixed income approximately 40% to 60%; and cash, alternative investments and other, approximately 10% to 30% at December 31, 2019. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.

The composition of domestic pension plan assets at December 31, 2019 and 2018 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2019
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Global equities	$—	$—	$—	$—	$232.5	$232.5
Fixed income securities and funds	400.0	—	—	400.0	330.0	730.0
Alternative investments	46.9	—	—	46.9	192.5	239.4
Cash and other	10.0	15.2	1.1	26.3	—	26.3
Total	$456.9	$15.2	$1.1	$473.2	$755.0	$1,228.2

	Plan Assets — Domestic Plans
	December 31, 2018
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds:
Global equities	$—	$—	$—	$—	$179.8	$179.8
Fixed income securities and funds	413.3	—	—	413.3	269.3	682.6
Alternative investments	40.7	—	—	40.7	177.1	217.8
Cash and other	8.9	14.8	1.0	24.7	—	24.7
Total	$462.9	$14.8	$1.0	$478.7	$626.2	$1,104.9
The composition of international pension plan assets at December 31, 2019 and 2018 is as follows (in millions):

	Plan Assets – International Plans
	December 31, 2019
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3.1	$—	$—	$3.1	$2.1	$5.2
Fixed income securities and funds	298.3	—	—	298.3	2.5	300.8
Cash and other	8.1	254.8	8.0	270.9	3.0	273.9
Total	$309.5	$254.8	$8.0	$572.3	$7.6	$579.9

	Plan Assets – International Plans
	December 31, 2018
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$14.3	$—	$—	$14.3	$9.1	$23.4
Fixed income securities and funds	266.7	—	—	266.7	6.6	273.3
Cash and other	6.2	204.9	9.4	220.5	14.3	234.8
Total	$287.2	$204.9	$9.4	$501.5	$30.0	$531.5

A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2019 and 2018 is as follows (in millions):

Total
Balance, December 31, 2017	$14.9
Realized gains	—
Unrealized losses	0.1
Purchases, sales, settlements, and other, net	(4.6)
Balance, December 31, 2018	10.4
Realized gains	—
Unrealized gains	0.2
Purchases, sales, settlements and other, net	(1.5)
Balance, December 31, 2019	$9.1

Contributions and Estimated Future Benefit Payments
During 2020, the Company expects to make cash contributions of approximately $14.7 million and $8.8 million to its domestic and international defined benefit plans, respectively.
Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows at December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	Thereafter
Pension benefits	$130.3	$125.4	$123.6	$122.6	$121.3	$582.9
Postretirement benefits	$5.7	$5.5	$5.4	$5.2	$4.9	$18.3

Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2019	2018	2017
Weighted-average shares outstanding	423.2	473.3	485.7
Share-based payment awards classified as participating securities	0.1	0.4	1.0
Basic weighted-average shares outstanding	423.3	473.7	486.7
Dilutive securities (1)	0.6	—	1.3
Diluted weighted-average shares outstanding	423.9	473.7	488.0

(1)
For 2018, 0.6 million potentially dilutive share-based awards are excluded as their effect would be anti-dilutive. For 2017, the amount of potentially dilutive securities that are excluded because their effect would be anti-dilutive are not material.

At December 31, 2019, there were 0.5 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2019, 2018 and 2017 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.
Footnote 15 — Share-Based Compensation
The Company maintains a 2013 stock plan (the “2013 Plan”), which allows for grants of stock-based awards. At December 31, 2019, there were approximately 31 million share-based awards collectively available for grant under the 2013 Plan. The 2013 Plan generally provides for awards to vest over a minimum of three years, although some awards entitle the recipient to shares of common stock if specified market or performance conditions are achieved and vest no earlier than one year from the date of grant. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

Stock Options

Prior to 2019 and not since 2011, the Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option.

During 2019, as inducement to join the Company and in connection with his appointment as President and Chief Executive Officer, the Company awarded Mr. Ravichandra K. Saligram 1.3 million performance-based nonqualified stock options which entitle Mr. Saligram to purchase shares of the Company’s common stock at a price equal to the closing price of a share of the Company’s common stock on the date of grant. For stock option awards with performance conditions that are based on stock price (“Stock-Price Based Stock Options”), the grant date fair value of certain Stock-Price Based Stock Options is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, the expected life, risk-free interest rate and expected dividend yield. The Stock-Price Based Stock Options awarded to Mr. Saligram had an aggregate grant date fair value of $5.2 million. The vesting of the awarded stock options will occur ratably upon the eighteen-month, two-year and three-year anniversaries of the grant date, subject to the attainment of a performance condition that, during any 30-day period between the date that is eighteen calendar months following the grant date and the third anniversary of the grant date, the average of the Company’s closing stock price must exceed 125% of the closing stock price on July 29, 2019. If the performance condition has not been satisfied as of any of the vesting dates, then the vesting of any portion of award otherwise scheduled for such vesting date will be deferred until the fifth business day following the date, if any, on which the performance condition has been satisfied. The award also provides for vesting in the event of a termination of Mr. Saligram’s employment by the Company without Good Cause, or by Mr. Saligram for Good Reason, as such terms are defined in the Company’s 2013 Incentive Plan, in each case subject to attainment of the applicable performance condition (with the performance condition, for this purpose only, measured as of any 30-day period falling between the grant date and the third anniversary of the grant date).
The following table summarizes the changes in the number of shares of common stock under option for 2019 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	0.3	$15
Granted	1.3	18
Exercised	—	9
Outstanding at December 31, 2019	1.6	$17	8.4	2.9

Options exercisable, end of year	0.3	$15	1.5	1.0

The total intrinsic value of options exercised was $0.4 million, $1.0 million and $5.5 million in 2019, 2018 and 2017, respectively.
Time-Based and Performance-Based Restricted Stock Units
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
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the longer of the derived service period or explicit requisite service period for awards expected to vest. For non- stock-price based Performance-Based RSUs, the Company assesses the probability of achievement of the performance conditions each period and records expense for the awards based on the probable achievement of such metrics.
With respect to Performance-Based RSUs, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the Performance-Based RSUs vest and the related stock is issued.

The following table summarizes the changes in the number of outstanding restricted stock units for 2019 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2018	4.7	$41
Granted	3.0	17
Grant adjustment (1)	(0.7)	63
Vested	(1.0)	36
Forfeited	(1.2)	30
Outstanding at December 31, 2019	4.8	25

Expected to vest at December 31, 2019	4.3	21

(1)
The Grant Adjustment primarily relates to an adjustment in the quantity of Stock-Price Based RSUs ultimately vested during 2019 that were dependent on the level of achievement of the specified performance conditions.

The weighted-average grant-date fair values of awards granted were $29 and $47 per share in 2018 and 2017, respectively. The fair values of awards that vested were $18.0 million, $31.7 million and $67.6 million in 2019, 2018 and 2017, respectively.
During 2019, the Company awarded 1.5 million time-based RSUs, which had an aggregate grant date fair value of $26.1 million, that generally vest in equal annual installments over a three-year period.
During 2019, the Company also awarded 1.5 million performance-based RSUs with an aggregate grant date fair value of $25.5 million, that entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
Other Share-Based Awards Data
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
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation at December 31, 2019 (in millions):

	Unrecognized Compensation Cost	Weighted- Average Period of Expense Recognition (in years)
Restricted stock units	$44.5	1
Stock options	4.6	1
Total	$49.1	1

Furthermore, Mr. Polk forfeited his unvested performance-based RSUs awarded in February 2017. The Company accounted for the treatment of his 2018 and 2019 awards as modification of his initial awards based on the terms and conditions of such awards. As such, the cumulative compensation expense of his 2017, 2018 and 2019 awards were reversed during the first quarter of 2019 while the fair value of the modified awards was recognized as compensation expense over the contractual service period. During 2019, the Company recorded a net benefit of approximately $5 million, based on the aforementioned terms and conditions of the Retirement Agreement.
Excess tax benefits (detriments) related to stock-based compensation for 2019, 2018 and 2017 were ($14.1) million, ($5.8) million and $5.9 million, respectively.

Under the Company’s then existing share repurchase program (“SRP”), which expired on December 31, 2019 and was not extended, the Company could repurchase up to approximately $3.6 billion of its outstanding common stock. During 2019, the Company did not repurchase any shares of its common stock under the SRP.

For the 2019, 2018 and 2017 dividends per share were $0.92, $0.92 and $0.88, respectively.

Footnote 16 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2019	2018	2017
Domestic	$(1,248.7)	$(8,099.1)	$(104.9)
Foreign	397.1	107.4	1,024.2
Total	$(851.6)	$(7,991.7)	$919.3

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2019	2018	2017
Current:
Federal	$8.6	$121.4	$272.1
State	10.6	31.0	21.4
Foreign	42.0	203.5	168.5
Total current	61.2	355.9	462.0
Deferred:
Federal	(354.5)	(1,035.3)	(1,733.3)
State	(63.2)	(283.3)	28.5
Foreign	(650.2)	(266.7)	(77.0)
Total deferred	(1,067.9)	(1,585.3)	(1,781.8)
Total income tax benefit	(1,006.7)	(1,229.4)	(1,319.8)
Total income tax provision - discontinued operations	31.0	129.5	195.2
Total income tax benefit - continuing operations	$(1,037.7)	$(1,358.9)	$(1,515.0)

A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%

State income taxes, net of federal income tax effect	3.8	2.4	1.1
U.S. foreign inclusions and foreign tax credit	(1.6)	2.1	2.0
Foreign rate differential	4.9	0.4	(18.5)
Change in uncertain tax positions	5.9	0.2	(3.0)
Change in valuation allowance reserve	(5.9)	0.8	(4.6)
Foreign statutory tax rate change	—	—	(1.7)
Impairment	(3.3)	(9.7)	1.8
Sale of businesses	—	—	(8.1)
Capital loss	25.4	—	—
Reversal of outside basis difference	0.4	—	(6.7)
U.S. Tax Reform, impact of change in tax rate and other	—	—	(174.4)
U.S. Tax Reform, federal income tax on mandatory deemed repatriation	—	0.2	19.3
Non-deductible compensation	(1.6)	(0.1)	0.9
Return to provision	2.2	(0.1)	(9.2)
Other taxes	1.6	0.1	2.5
Outbound transfer of U.S. assets (1)	68.3	—	—
Other	0.8	(0.3)	(1.2)
Effective rate	121.9%	17.0%	(164.8)%

(1)
In connection with the Company's execution to rationalize its legal entities along with centralizing the ownership of certain intellectual property rights for its comprehensive management and protection, the Company transferred these intellectual property rights to a wholly-owned subsidiary, which resulted in the creation of deferred tax assets and a corresponding income tax benefit of $522 million.

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted. The legislation significantly changed U.S. tax law by lowering the federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018, modifying the foreign earnings deferral provisions, and imposing a one-time toll charge on deemed repatriated earnings of foreign subsidiaries at December 31, 2017. Effective for 2018 and forward, there are additional changes including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low-taxed income provisions (“GILTI”), the base erosion anti-abuse tax (“BEAT”), and a deduction for foreign-derived intangible income (“FDII”). At December 31, 2017, two provisions that affected the consolidated financial statements were the corporate tax rate reduction and the one-time toll charge. As the corporate tax rate reduction was enacted in 2017 and effective January 1, 2018, the Company appropriately accounted for the tax rate change in the valuation of its deferred taxes. As a result, the Company recorded a tax benefit of $1.5 billion in the 2017 statement of operations.

In the fourth quarter of 2018, the Company completed its accounting for the tax effects of U.S. Tax Reform. The Company recorded immaterial adjustments to its toll charge and finalized its accounting related to deferred income taxes, executive compensation, and our indefinite reinvestment assertion. The Company elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries.

At December 31, 2019, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $6.0 billion. A portion of these earnings were subject to U.S. federal taxation with the one-time toll charge. The Company is no longer asserting indefinite reinvestment on a portion of its unremitted earnings of its foreign subsidiaries at December 31, 2019 and is recognizing deferred income taxes of approximately $10.8 million, primarily related to the future U.S. state tax effects of unremitted foreign earnings. With respect to unremitted earnings of $5.4 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2019	2018
Deferred tax assets:
Accruals	$124.4	$139.1
Inventory	28.8	32.5
Pension and other postretirement benefits	78.5	81.7
Net operating losses	341.6	339.9
Foreign tax credits	155.9	133.3
Capital loss carryforward	211.8	15.2
Operating lease liabilities	172.3	—
Other	157.2	132.6
Total gross deferred tax assets	1,270.5	874.3
Less: valuation allowance	(270.5)	(195.0)
Net deferred tax assets after valuation allowance	1,000.0	679.3
Deferred tax liabilities:
Accelerated depreciation	(79.7)	(92.2)
Amortizable intangibles	(517.7)	(1,419.2)
Outside basis differences	(40.6)	(25.7)
Operating lease assets	(158.1)	—
Other	(53.3)	(48.9)
Total gross deferred tax liabilities	(849.4)	(1,586.0)
Net deferred tax assets (liabilities)	$150.6	$(906.7)

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2019	2018
Noncurrent deferred tax assets	$775.5	$183.3
Noncurrent deferred tax liabilities	(624.9)	(1,090.0)
Total	$150.6	$(906.7)

At December 31, 2019, the Company has approximately $1.2 billion comprised of $257 million U.S. and $969 million of foreign net operating losses (“NOLs”), of which approximately $871 million do not expire and approximately $355 million expire between 2020 and 2037. Additionally, approximately $135 million of U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $130 million are not reflected in the consolidated financial statements and approximately $32.0 million were utilized in the current year. At December 31, 2019, the Company has approximately $1.8 billion of state NOLs, which expire between 2020 and 2038. Additionally, approximately $227 million of state NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these state NOLs, approximately $227 million are not reflected in the consolidated financial statements and approximately $11.5 million were utilized in the current year.
The majority of the U.S. foreign tax credits are recognized as a deferred tax asset at December 31, 2019 and were generated at December 31, 2018 and can be carried back one year and carried forward ten years. The Company has approximately $614 million of U.S. capital loss carryforwards which were generated at December 31, 2019 and can be carried back three years and carried forward five years. The Company has approximately $387 million of state capital loss carryforwards which were generated at December 31, 2019, of which $185 million can be carried back three years and carried forward five years, and $202 million can be carried forward five years.
The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether the Company will realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, the ability to carryback net operating losses, and available tax planning strategies. Although realization is not assured, based on this existing evidence, the Company believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets, net of the valuation allowances.
At December 31, 2019, the Company has a valuation allowance recorded against certain U.S., state, and foreign NOLs and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions. A valuation allowance of $271 million and $195 million was recorded against certain deferred tax asset balances at December 31, 2019 and 2018, respectively. For 2019, the Company recorded a net valuation allowance increase of $75.5 million, primarily comprised of U.S. NOLs and other deferred tax assets related to a subsidiary currently excluded from the Company’s U.S. consolidated income tax return of $52.7 million, state capital loss, and other miscellaneous changes in U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2018, the Company recorded a net valuation allowance decrease of $98.0 million, primarily comprised of a valuation allowance decrease of $64.2 million relating to the Company’s French operations for which the Company concluded the deferred tax assets were realizable, expiration of NOLs in Japan on which a valuation allowance was recorded, and other miscellaneous changes in valuation allowances related to ongoing operations.
The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2019	2018	2017
Unrecognized tax benefits, January 1,	$463.0	$385.3	$379.0
Increases (decreases):
Increases in tax positions for prior years	35.3	35.9	26.0
Decreases in tax positions for prior years	(30.9)	(20.6)	(12.3)
Increase in tax positions for the current period	83.5	115.0	34.5
Purchase accounting adjustments (See Footnote 1 and Footnote 8)	(8.8)	—	—
Currency translation adjustments	0.4	—	—
Settlements with taxing authorities	(1.7)	(6.2)	—
Lapse of statute of limitations	(66.4)	(46.4)	(41.9)
Unrecognized tax benefits, December 31,	$474.4	$463.0	$385.3

If recognized, $437 million, $444 million and $365 million of unrecognized tax benefits at December 31, 2019, 2018, and 2017 respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2019, 2018, and 2017 the Company recognized income tax expense on interest and penalties of $10.6 million, $8.0 million and $8.3 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.
The Company anticipates approximately $66 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011, 2012, 2013, 2014, 2015, 2017 and 2018, as well as certain state and non-U.S. income tax returns for various years, are under examination.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011. The Company’s Canadian tax returns are subject to examination for years after 2010. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2014.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A
(“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Consolidated Financial Statements for the period ending December 31, 2019. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from the 2018 year that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.
Footnote 17 — Fair Value
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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$13.1	$—	$13.1	$—	$26.2	$—	$26.2
Liabilities	—	(18.0)	—	(18.0)	—	(17.3)	—	(17.3)
Investment securities, including mutual funds	9.5	1.1	—	10.6	—	1.9	—	1.9

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

During 2019, the Company acquired an equity investment for $18.3 million, which is traded on an active exchange and therefore has a readily determinable fair value. At December 31, 2019, the fair value of the equity investment was $9.5 million. For equity investments with readily determinable fair values held at December 31, 2019, the Company recorded $8.8 million of unrealized losses within other (income) expense, net in the Consolidated Statement of Operations for 2019.

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
The following table summarizes the assets that are measured at fair value on a non-recurring basis at December 31, (in millions):

	December 31, 2019	December 31, 2018
	Level 3
Goodwill	$—	$1,039.5
Indefinite-lived assets	$1,365.2	$3,698.0

At December 31, 2019 and 2018, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing (see Note 8).

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.
The carrying value and estimated fair value measurement of assets held for sale are classified as Level 3, as the fair values utilize significant unobservable inputs (see Footnote 3).
Footnote 18 — Segment Information

The Company’s four primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball®, FoodSaver®, Rubbermaid®, Rubbermaid Commercial Products®, Sistema®, Mapa®, Quickie® and Spontex®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

As a result of the decision to retain the Commercial Business, the financial information below for 2018 and 2017 has been recast for the new segment structure. This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The Company’s segment and geographic results are as follows at and for the years ended December 31, (in millions):

	2019
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,691.0	$2,243.9	$2,823.4	$2,956.6	$—	$—	$9,714.9
Operating income (loss) (2)	(535.3)	(42.3)	(173.2)	587.2	(291.0)	(27.1)	(481.7)
Other segment data:
Total assets	$1,467.9	$3,794.7	$3,833.0	$4,800.2	$1,746.2	$—	$15,642.0
Capital expenditures	17.1	49.3	54.2	68.4	58.6	—	247.6
Depreciation and amortization	23.5	134.6	91.5	67.2	129.2	—	446.0

	2018
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$1,818.6	$2,403.6	$2,946.7	$2,981.6	$3.5	$—	$—	$10,154.0
Operating income (loss) (2)	(1,596.3)	(1,458.9)	(4,237.7)	237.9	3.8	(416.0)	(86.8)	(7,554.0)
Other segment data:
Total assets	$2,134.5	$4,209.4	$4,103.2	$4,882.1	$—	$1,149.4	$—	$16,478.6
Capital expenditures	23.2	59.7	51.2	54.5	—	74.7	—	263.3
Depreciation and amortization	23.0	64.3	94.7	74.3	—	115.6	—	371.9

	2017
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Corporate	Restructuring Costs	Consolidated
Net sales (1)	$2,006.9	$2,532.6	$3,114.1	$3,269.0	$247.8	$—	$—	$11,170.4
Operating income (loss) (2)	170.6	373.2	278.0	544.8	(75.1)	(489.4)	(95.3)	706.8
Other segment data:
Capital expenditures	$11.2	33.8	$54.9	$8.2	$7.4	$176.2	$—	$291.7
Depreciation and amortization	26.3	93.6	105.6	68.8	4.6	101.7	—	400.6

Geographic Area Information
	2019	2018	2017
Net Sales (1) (3)
United States	$6,497.4	$6,808.1	$7,568.0
Canada	422.7	455.5	507.2
Total North America	6,920.1	7,263.6	8,075.2
Europe, Middle East and Africa	1,397.8	1,462.9	1,586.5
Latin America	702.3	709.2	756.1
Asia Pacific	694.7	718.3	752.6
Total International	2,794.8	2,890.4	3,095.2
	$9,714.9	$10,154.0	$11,170.4
Sales to Walmart Inc. and subsidiaries amounted to approximately 14.6%, 14.6% and 14.8% of consolidated net sales in 2019, 2018 and 2017, respectively, substantially across all segments.

(1)	All intercompany transactions have been eliminated.

(2)
Operating income (loss) by segment is net sales less cost of products sold and selling, general administrative expenses (“SG&A”). Operating income by geographic area is net sales less cost of products sold, SG&A, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The following table disaggregates revenue by major product grouping source and geography for the years ended December 31, (in millions):

	2019
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Total
Appliances and Cookware	$1,691.0	$—	$—	$—	$1,691.0
Food	—	841.4	—	—	841.4
Commercial	—	1,402.5	—	—	1,402.5
Connected Home and Security	—	—	376.8	—	376.8
Home Fragrance	—	—	1,033.1	—	1,033.1
Outdoor and Recreation	—	—	1,413.5	—	1,413.5
Baby and Parenting	—	—	—	1,111.6	1,111.6
Writing	—	—	—	1,845.0	1,845.0
Total	$1,691.0	$2,243.9	$2,823.4	$2,956.6	$9,714.9
North America	$1,100.6	$1,656.8	$2,071.2	$2,091.5	$6,920.1
International	590.4	587.1	752.2	865.1	2,794.8
Total	$1,691.0	$2,243.9	$2,823.4	$2,956.6	$9,714.9

	2018
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$1,818.6	$—	$—	$—	$—	$1,818.6
Food	—	880.5	—	—	—	880.5
Commercial	—	1,523.1	—	—	—	1,523.1
Connected Home and Security	—	—	376.5	—	—	376.5
Home Fragrance	—	—	1,054.5	—	—	1,054.5
Outdoor and Recreation	—	—	1,515.7	—	—	1,515.7
Baby and Parenting	—	—	—	1,132.9	—	1,132.9
Writing	—	—	—	1,848.7	—	1,848.7
Other	—	—	—	—	3.5	3.5
Total	$1,818.6	$2,403.6	$2,946.7	$2,981.6	$3.5	$10,154.0
North America	$1,215.2	$1,788.2	$2,174.7	$2,082.4	$3.1	$7,263.6
International	603.4	615.4	772.0	899.2	0.4	2,890.4
Total	$1,818.6	$2,403.6	$2,946.7	$2,981.6	$3.5	$10,154.0

	2017
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Other	Total
Appliances and Cookware	$2,006.9	$—	$—	$—	$—	$2,006.9
Food	—	914.1	—	—	—	914.1
Commercial	—	1,618.5	—	—	—	1,618.5
Connected Home and Security	—	—	355.7	—	—	355.7
Home Fragrance	—	—	1,063.4	—	—	1,063.4
Outdoor and Recreation	—	—	1,695.0	—	—	1,695.0
Baby and Parenting	—	—	—	1,285.2	—	1,285.2
Writing	—	—	—	1,983.8	—	1,983.8
Other	—	—	—	—	247.8	247.8
Total	$2,006.9	$2,532.6	$3,114.1	$3,269.0	$247.8	$11,170.4
North America	1,390.6	1,935.9	2,315.7	2,271.6	161.4	8,075.2
International	616.3	596.7	798.4	997.4	86.4	3,095.2
Total	$2,006.9	$2,532.6	$3,114.1	$3,269.0	$247.8	$11,170.4

Footnote 19 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. On January 31, 2020, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters during the period from January 1, 2016 to the date of the subpoena. The subpoena followed various informal document requests from the SEC staff, including several requests primarily related to the impairment of goodwill and other intangible assets. The Company has cooperated in providing documents and information to the SEC in connection with its requests and intends to continue to do so in connection with the subpoena. The Company cannot predict the timing or outcome of this investigation.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the "Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On January 31, 2019, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of the motions to dismiss filed in In re Newell Brands Inc. Securities Litigation and Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

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

The Company and certain of its officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired the Company's common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878 (United States District Court for the District of New Jersey). The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132 (United States District Court for the District of New Jersey). On September 27, 2018, the court consolidated these two cases under Civil Action No. 18-cv-10878 (JMV)(JBC) bearing the caption In re Newell Brands, Inc. Securities Litigation. The court also named Hampshire County Council Pension Fund as the lead plaintiff in the consolidated case. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought. The Company intends to defend the litigation vigorously. On January 10, 2020, the court in In re Newell Brands Inc. Securities Litigation entered a dismissal with prejudice after granting the Company’s motion to dismiss. On February 7, 2020, the plaintiffs filed an appeal to the United States Court of Appeals for the Third Circuit.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Merger Agreement, and otherwise complies with the provisions of Section 262 of the DGCL, was entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. At December 31, 2018, dissenting stockholders collectively holding approximately 2.9 million shares of Jarden common stock had delivered (and not withdrawn) to Jarden written demands for appraisal. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware), and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition, Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware), was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition, Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware), was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS, and, except as provided below, the litigation is ongoing. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

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

On July 19, 2019, the Court issued an order in which it determined that the fair value of the remaining Jarden shares at the date of the Merger was $48.31 per share, reflecting approximately $140 million in value to be paid to the remaining dissenting shareholders. The Court also ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. As of September 30, 2019, accrued interest on the Court’s award totaled approximately $37.0 million. On July 26, 2019, the remaining dissenting shareholders filed a Motion for Reargument asking the Court to amend its valuation to no less than the deal price of $59.21 per share. On September 16, 2019, the Court denied the Motion for Reargument and affirmed its $48.31 per share valuation. The Court entered judgment on October 2, 2019. On October 4, 2019, the Company paid the judgment in the amount of approximately $177 million, which cuts off interest accumulation on the judgment amount. The Company reflected $171 million and $6 million as a financing cash outflow and operating cash flow, respectively, within the Company’s Consolidated Statement of Cash Flows for the twelve months ended December 31, 2019. On November 1, 2019, the dissenting shareholders filed an appeal to the Supreme Court of Delaware.

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Home and Outdoor Living segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers, which resulted in a $13.0 million reduction of net revenue during the three-month period ending June 30, 2019. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. In late 2019, the Company discovered that some product that had been inspected and subsequently resold or used as replacement lids for the recall was exhibiting the same type of separation of the spout from the lid base. The Company investigated the issue and ultimately determined to extend the recall to include the inspected product. The Company has reported this conclusion to the relevant authorities and on February 19, 2020 announced an expansion of the recall. The Company incurred aggregated charges of $19.8 million in 2019 associated with this matter, net of recoveries from a third-party manufacturer.

Environmental Matters

The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’, status as PRPs is disputed.

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2019, was $45.0 million, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. seventy-two of the GNL recipients, including the Company on behalf of itself and its subsidiary Berol Corporation (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS set forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives ranged from approximately $28.0 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

U.S. EPA issued a Record of Decision for the lower 8.3 miles of the Lower Passaic River in March 2016 (the “2016 ROD”). The 2016 ROD finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the 2016 ROD, U.S. EPA issued GNLs for the lower 8.3 miles of the Lower Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL, including Company Parties, as well as several additional entities. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree “under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.”

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a draft Interim Remedy FS (the “Draft IR FS”) on August 12, 2019, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these alternatives range from approximately $6 million to $460 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper 9 miles in 2020.

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

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. The Company intends to defend the litigation vigorously.

At December 31, 2019, the Company had approximately $63 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, (“Management”) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) and has concluded that certain of the Company’s disclosure controls and procedures are not effective as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses in the internal control over financial reporting as described below.

Management has also concluded that notwithstanding the existence of the material weaknesses, the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. In addition to the remediation efforts Management has undertaken to address the previously identified material weakness, additional corrective actions are being taken to address the newly identified weakness. Both efforts are described below under the section “Remediation Efforts with Respect to the Material Weaknesses.”
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The Company’s internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, Management assessed the effectiveness of its internal control over financial reporting at December 31, 2019. In making this assessment, Management used the criteria set forth in the ‘Internal Control - Integrated Framework’ (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company continues to have a material weakness in the internal control over financial reporting as disclosed in Management’s Assessment of the Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The Company did not design and maintain effective controls over the accounting for the impact of the divestitures. Specifically, the Company did not design and maintain effective controls to ensure that deferred taxes were included completely and accurately in the carrying values of assets held for sale and that the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure that the current and noncurrent classification of assets and liabilities held for sale was accurate.

The Company did not maintain effective controls to ensure changes in the underlying data utilized in determining the estimated fair value were complete and accurate and to ensure that the expected form of sale of the disposal groups were appropriately reflected in the Company’s impairment tests. Collectively, these deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2019 relating to prior periods impacting deferred tax liabilities, current tax benefit and loss from continuing and discontinued operations, net of tax; the revision of the Company’s Consolidated Financial Statements for the year ended December 31, 2018; adjustments to the assets and liabilities held for sale, loss from discontinued operations, net of tax, and net loss and deferred income taxes accounts to the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018; adjustments to the income tax benefit to continuing operations, loss from continuing operations, and loss from discontinued operations, net of tax for the quarter and year ended December 31, 2018; assets and liabilities held for sale and other balance sheet accounts, primarily deferred income taxes at December 31, 2018; and the current and noncurrent classification of assets and liabilities held for sale at December 31, 2018. Any of these control deficiencies could result in additional misstatements of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, Management has determined that these control deficiencies continue to constitute a material weakness.

Additionally, the Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. Specifically, the Company did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and over the accuracy of determining uncertain tax positions, including but not limited to verifying the accrued interest associated with uncertain tax positions was properly determined and recorded. These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019. Additionally, in aggregate, these control deficiencies could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, Management has determined that these control deficiencies, in aggregate, constitute a material weakness.

Because of the material weaknesses, Management concluded that its internal control over financial reporting was not effective at December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting at December 31, 2019, has been audited by PricewaterhouseCoopers LLP, as stated in their report, as set forth under Item 8 of this 2019 Annual Report.
Remediation Efforts with Respect to the Material Weaknesses

Management previously reported a material weakness in its internal control over financial reporting in its 2018 Annual Report on Form 10-K, filed on March 4, 2019, and subsequent quarterly reports on Form 10-Q, related to accounting for the impact of divestitures. Management believes it has designed and implemented measures to remediate certain of the deficiencies resulting in the material weakness as of December 31, 2019. Specific remedial actions implemented by management include:

•	Enhanced the level of review of deferred tax balances for each business that is categorized as held for sale considering the form of divestiture transaction;

•	Supplemented the review of deferred tax balances by legal entity and account to ensure proper presentation for financial reporting purposes;

•	Enhanced the review of the intra-period tax allocation between continuing and discontinued operations;

•	Enhanced the review of the calculation of historical and current tax basis utilized in the gain/loss calculation;

•	Enhanced the held for sale footnote reconciliation process; and

•	Enhanced the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment test.

Management has effectively designed and tested the operating effectiveness related to the review of the held for sale footnote reconciliation process, review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment tests. However, this material weakness will not be considered remediated until Management has concluded, through testing of divestiture transactions or otherwise that each component of the material weakness is operating effectively as needed for a sufficient period of time.

During the course of 2019, Management made certain changes as part of the remediation of the material weakness related to accounting for divestitures, which relate to the material weakness for accounting for income taxes and which the Company believes will contribute to the remediation efforts of the material weakness. These changes include:

•	Hiring experienced resources with substantive backgrounds in accounting for income taxes as well as U.S. multinational public company experience;

•	Engaging a third party to review the Company’s tax provision processes, identify inefficiencies, and recommend process enhancements;

Subsequent to the identification of the material weakness for accounting for income taxes, management began to implement a tax reporting software solution that has enhanced our visibility of uncertain tax positions in order to remediate the material weakness.

The Company plans to implement the following additional steps to remediate the material weakness for accounting for income taxes:

•	Implementing enhancements and process improvements to the quarterly and annual provision with respect of uncertain tax positions and state income taxes; and

•	Undertaking extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes; and

•	Implementing a tax reporting software solution that will enhance our state income tax reporting capabilities.

While Management believes that it now has the requisite personnel to operate the controls in the tax function and the remediation actions described above should remediate the material weakness with respect to accounting for income taxes, as Management continues the remediation process, it may determine certain additional enhancements are necessary. This material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.
Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
If applicable, information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which information is incorporated by reference.
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
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Conduct” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Conduct are available under the “Corporate Governance” link on the Company’s website at www.newellbrands.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Conduct (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Conduct may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at 6655 Peachtree Dunwoody Road, Atlanta, GA 30328.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets — December 31, 2019 and 2018
Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements — December 31, 2019, 2018 and 2017
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2019, 2018 and 2017
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

ITEM 3—ARTICLES OF INCORPORATION AND BY-LAWS

3.1
Restated Certificate of Incorporation of Newell Brands Inc. as of April 15, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 15, 2016, File No. 001-09608).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Newell Brands Inc., as amended as of May 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2019, File No. 001-09608).

3.3	By-Laws of Newell Brands Inc., as amended May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 10, 2019, File No. 001-09608).

ITEM 4—INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1†	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2
Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.3
Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2012, File No. 001-09608).

4.4
Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001.09608).

4.5
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

4.9
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

ITEM 10—MATERIAL CONTRACTS

10.1*
Newell Rubbermaid Inc. Deferred Compensation Plan as amended and restated April 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.2*
Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.3*
Second Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated November 8, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.4*
Third Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated December 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

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

10.8*
Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan, dated October 30, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, File No. 001-09608).

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

10.11*
Amendment to the Newell Brands Inc. Supplemental Employee Savings Plan effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.12*
Amendment to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.13*
Newell Brands Supplemental Employee Savings Plan, dated January 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2017, File No. 001-09608).

10.14*
Rexair LLC Retirement Savings and Investment Plan, as amended and restated, effective January 1, 2018, entered into on December 20, 2018 (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.15*
Second Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.16*
First Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.16 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.17*
Newell Brands Employee Savings Plan, as amended and restated, effective January 1, 2018, as entered into on December 20, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.18*
Newell Rubbermaid Severance Plan and Summary Plan Description for Directors and above, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.19*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.20*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No.  001-09608).

10.21*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.22*
First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan dated as of February 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.23*
Second Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan effective as of July 26, 2019. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

10.24*
2018 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.25*
2019 Long-Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2019, File No. 001-09608).

10.26*	Newell Brands Inc. Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.27*	Newell Brands Inc. Amendment to Management Bonus Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.28*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09608).

10.29*	Form of Michael B. Polk Stock Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011, File No. 001-09608).

10.30*
Performance-Based Restricted Stock Unit Award Agreement of Ralph Nicoletti dated June 8, 2016 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No.  001-09608).

10.31*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Bradford R. Turner (incorporated by referenced to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.32*
Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.33*
Long-Term Incentive Performance Pay Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.34*
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

10.36*
Form of Stock Option Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, File No. 001-09608).

10.37*
Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2010 Stock Plan for 2013 Awards (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, File No. 001-09608).

10.38*
Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards to Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.39*
Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended May 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No.  001-09608).

10.40*
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 9, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, File No. 001-09608).

10.41*
Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for 2014 Awards (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, File No. 001-09608).

10.42*
Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees as Amended February 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2015, File No. 001-09608).

10.43*
Form of Restricted Stock Unit Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as Amended May 10, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 13, 2016, File No. 001-09608).

10.44*
Form of 2017 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 8, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2017, File No. 001-09608).

10.45*
Form of 2018 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.46*
Form of 2019 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019).

10.47*
Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Awards Beginning May 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, File No. 001-09608).

10.48*
Form of Non-Employee Director Stock Award Agreement under the Newell Rubbermaid 2013 Incentive Plan, as amended May 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 001-09608).

10.49*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, File No.  001-09608).

10.50*
Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.51*
Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No.  001-09608).

10.52*
Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011, File No. 001-09608).

10.53*
Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 001-09608).

10.54*
Amendment to Written Compensation Arrangement with Michael B. Polk dated May 11, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No.  001-09608).

10.55*
Compensation Arrangement with William A. Burke III, dated May 12, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, File No.  001-09608).

10.56*
Compensation Arrangement with Christopher H. Peterson, dated November 21, 2018 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.57*
Letter Agreement, dated May 16, 2018, between Newell Brands Inc. and Bradford R. Turner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.58*
Settlement Agreement, dated September 14, 2018, by and between Newell Rubbermaid Global Limited and Richard Davies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, File No. 001-09608).

10.59*
Retirement Agreement and General Release, dated as of February 18, 2019, by and between Newell Brands Inc. and William A. Burke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2019, File No. 001-09608).

10.60*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated March 8, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.61*
Relocation Repayment Agreement and Letter Agreement dated March 13, 2019 between Newell Brands Inc. and Bradford R. Turner. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.62*
Retirement Agreement and General Release, dated as of March 21, 2019, by and between Newell Brands Inc. and Michael B. Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2019, File No. 001-09608).

10.63*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated May 26, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.64*
Retention Bonus Agreement and Letter Agreement dated May 16, 2018, between Newell Brands Inc. and Russell Torres (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.65*	Interim CEO Offer Letter dated June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated June 25, 2019, File No. 001-09608).

10.66*	2019 Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K dated June 25, 2019, File No. 001-09608).

10.67*	CEO Offer Letter dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated July 30, 2019, File No. 001-09608).

10.68*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.69*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.70
Amended and Restated Credit Agreement dated as of January 26, 2016 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2016, File No. 001-09608).

10.71
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

10.72
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

10.74
Amended and Restated Loan and Servicing Agreement, dated as of October 2, 2019, among Jarden Receivables, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association and Royal Bank of Canada, each as an Issuing lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 4, 2019, File No. 001-09608).

10.75
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

10.76
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

10.77
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

10.78
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

10.79
Sixth Omnibus Amendment, dated as of March 14, 2019, by and among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Managing Agents named therein, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association, as Issuing Lender, to Loan and Servicing Agreement, dated as of October 3, 2016, and Receivables Contribution and Sale Agreement, dated as of October 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2019, File No. 001-09608).

10.80
Seventh Omnibus Amendment, dated as of June 18, 2019, by and among Jarden Receivables, LLC, as Borrower, Newell Brands Inc., as Servicer, the Managing Agents named therein, PNC Bank, National Association, as Administrative Agent, and Wells Fargo Bank, National Association, as Issuing Lender, to Loan and Servicing Agreement, dated as of October 3, 2016, and Receivables Contribution and Sale Agreement, dated as of October 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 001-09608).

18.1
Letter from PricewaterhouseCoopers LLP regarding change in Accounting Principle, dated August 2, 2019 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 001-09608).

ITEM 21- SUBSIDIARIES OF THE REGISTRANT

21.1†	Subsidiaries of the Registrant.

ITEM 23—CONSENT OF EXPERTS AND COUNSEL

23.1†	Consent of PricewaterhouseCoopers LLP.

ITEM 31—RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32—SECTION 1350 CERTIFICATIONS

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

By	/s/ Christopher H. Peterson
Christopher H. Peterson
Title	Chief Financial Officer & President, Business Operations
Date	March 2, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2020, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Ravichandra K. Saligram	President, Chief Executive Officer and Director
Ravichandra K. Saligram

/s/ Christopher H. Peterson	Chief Financial Officer & President, Business Operations
Christopher H. Peterson

/s/ Robert A. Schmidt	Senior Vice President, Chief Accounting Officer
Robert A. Schmidt

/s/ Patrick D. Campbell	Chairman of the Board and Director
Patrick D. Campbell

/s/ Bridget Ryan Berman	Director
Bridget Ryan Berman

/s/ James R. Craigie	Director
James R. Craigie

/s/ Debra A. Crew	Director
Debra A. Crew

/s/ Brett Icahn	Director
Brett Icahn

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Courtney R. Mather	Director
Courtney R. Mather

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Robert A. Steele	Director
Robert A. Steele

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

Schedule II
Newell Brands Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period (1)	Provision	Other	Write- offs	Balance at End of Period
Reserve for Doubtful Accounts:
Year Ended December 31, 2019	$26.5	$11.1	$(0.2)	$(8.7)	$28.7
Year Ended December 31, 2018	$33.0	$36.4	$(1.7)	$(41.2)	$26.5
Year Ended December 31, 2017	$30.3	$99.2	$2.8	$(87.1)	$45.2

(in millions)	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year Ended December 31, 2019	$83.9	$56.0	$(0.2)	$(61.6)	$78.1
Year Ended December 31, 2018	$74.8	$53.7	$(2.0)	$(42.6)	$83.9
Year Ended December 31, 2017	$94.2	$11.7	$4.5	$(35.6)	$74.8

(1)
Effective January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and as a result reclassified its allowance for cash discounts to other accrued liabilities as of January 1, 2018. Prior periods were not reclassified.