Form 10-Q
period 2020-03-31
NEWELL BRANDS INC.
filed 2020-05-01
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as April 27, 2020: 424.1 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,886	$2,042
Cost of products sold	1,269	1,387
Gross profit	617	655
Selling, general and administrative expenses	548	569
Restructuring costs, net	2	11
Impairment of goodwill, intangibles and other assets	1,475	63
Operating income (loss)	(1,408)	12
Non-operating expenses:
Interest expense, net	63	80
Other expense, net	12	26
Loss before income taxes	(1,483)	(94)
Income tax benefit	(204)	(20)
Loss from continuing operations	(1,279)	(74)
Loss from discontinued operations, net of tax	—	(77)
Net loss	$(1,279)	$(151)

Weighted average common shares outstanding:
Basic	423.8	423.0
Diluted	423.8	423.0
Loss per share:
Basic:
Loss from continuing operations	$(3.02)	$(0.18)
Loss from discontinued operations	—	(0.18)
Net loss	$(3.02)	$(0.36)
Diluted:
Loss from continuing operations	$(3.02)	$(0.18)
Loss from discontinued operations	—	(0.18)
Net loss	$(3.02)	$(0.36)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2020	2019
Comprehensive loss:
Net loss	$(1,279)	$(151)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(156)	(2)
Unrecognized pension and postretirement costs	(5)	(13)
Derivative financial instruments	26	(9)
Total other comprehensive loss, net of tax	(135)	(24)
Comprehensive loss	$(1,414)	$(175)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$476	$349
Accounts receivable, net	1,398	1,842
Inventories	1,700	1,606
Prepaid expenses and other	343	313
Total current assets	3,917	4,110
Property, plant and equipment, net	1,123	1,155
Operating lease assets, net	561	615
Goodwill	3,483	3,709
Other intangible assets, net	3,567	4,916
Deferred income taxes	873	776
Other assets	379	361
Total assets	$13,903	$15,642
Liabilities:
Accounts payable	$1,036	$1,102
Accrued compensation	124	204
Other accrued liabilities	1,152	1,340
Short-term debt and current portion of long-term debt	639	332
Total current liabilities	2,951	2,978
Long-term debt	5,375	5,391
Deferred income taxes	498	625
Long-term operating lease liabilities	503	541
Other noncurrent liabilities	1,097	1,111
Total liabilities	10,424	10,646
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2020 and December 31, 2019)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 448.0 shares and 447.1 shares issued at March 31, 2020 and December 31, 2019)	448	447
Treasury stock, at cost (23.9 shares and 23.6 shares issued at March 31, 2020 and December 31, 2019)	(596)	(590)
Additional paid-in capital	8,340	8,430
Retained deficit	(3,683)	(2,404)
Accumulated other comprehensive loss	(1,055)	(920)
Stockholders’ equity attributable to parent	3,454	4,963
Stockholders’ equity attributable to noncontrolling interests	25	33
Total stockholders’ equity	3,479	4,996
Total liabilities and stockholders’ equity	$13,903	$15,642
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,279)	$(151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	91	87
Impairment of goodwill, intangibles and other assets	1,475	175
Gain from sale of businesses, net	(1)	(5)
Deferred income taxes	(234)	(47)
Stock based compensation expense	8	5
Loss on change in fair value of investments	3	17
Other, net	1	1
Changes in operating accounts excluding the effects of acquisitions and divestitures:
Accounts receivable	369	246
Inventories	(142)	(259)
Accounts payable	(49)	(107)
Accrued liabilities and other	(219)	(162)
Net cash provided by (used in) operating activities	23	(200)
Cash flows from investing activities:
Capital expenditures	(58)	(58)
Other investing activities, net	2	(18)
Net cash used in investing activities	(56)	(76)
Cash flows from financing activities:
Net receipts of short term debt	305	521
Payments on current portion of long-term debt	—	(268)
Payments on long-term debt	(16)	(5)
Loss on extinguishment of debt	—	(3)
Cash dividends	(99)	(98)
Equity compensation activity and other, net	(17)	(2)
Net cash provided by financing activities	173	145
Exchange rate effect on cash, cash equivalents and restricted cash	(24)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	116	(132)
Cash, cash equivalents and restricted cash at beginning of period	371	496
Cash, cash equivalents and restricted cash at end of period	$487	$364
Supplemental disclosures:
Restricted cash at beginning of period	$22	$—
Restricted cash at end of period	11	—
Net cash provided by discontinued operating activities	—	8
Net cash used in discontinued investing activities	—	(8)
Capital expenditures for discontinued operations	—	8
See Notes to Condensed Consolidated Financial Statements (Unaudited).

+NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(1,279)	(135)	(1,414)	—	(1,414)
Dividends declared on common stock	—	—	(97)	—	—	(97)	—	(97)
Equity compensation, net of tax	1	(6)	7	—	—	2	—	2
Distribution to non-controlling interests holder	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—	(5)	(5)
Balance at March 31, 2020	$448	$(596)	$8,340	$(3,683)	$(1,055)	$3,454	$25	$3,479

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2018	$446	$(585)	$8,781	$(2,511)	$(913)	$5,218	$35	$5,253
Comprehensive loss	—	—	—	(151)	(24)	(175)	—	(175)
Dividends declared on common stock	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	1	(3)	5	—	—	3	—	3
Balance at March 31, 2019	$447	$(588)	$8,688	$(2,662)	$(937)	$4,948	$35	$4,983
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (formerly, Newell Rubbermaid Inc., and collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2019, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation.

In connection with the Company’s decision to retain the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses, and the Mapa/Spontex and Quickie businesses, the Company realigned its management reporting structure in the third and fourth quarters of 2019. All prior periods have been reclassified to conform to the current reporting structure.

The Company operates and reports financial information in the following four reportable segments: Appliances and Cookware, Food and Commercial, Home and Outdoor Living, and Learning and Development. The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate (see Footnote 17).

Use of Estimates and Risks & Uncertainty of Coronavirus (COVID-19)

Beginning late in the fourth quarter 2019 and into 2020, a novel strain of the coronavirus, or COVID-19, initially resulted in travel disruption and impacted portions of the Company’s and its suppliers’ operations in China. Since then, the spread of COVID-19 has developed into a global pandemic, impacting the economies of most countries around the world. The Company’s global operations, similar to those of many large, multi-national corporations, have been impacted by the COVID-19 pandemic.
During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company has experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities are temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. As a result, the Company performed an impairment test for its goodwill and indefinite-lived intangible assets. In addition, the Company performed a recoverability test for its long-lived assets which primarily include finite-lived intangible assets, property plant and equipment and right of use lease assets. As a result of the impairment testing performed in connection with the triggering event, the Company determined that certain of its goodwill, indefinite-lived intangible assets, property plant and equipment and right of use operating leases assets were impaired. The Company recorded an aggregate non-cash charge of approximately $1.5 billion during the three months ended March 31, 2020 in connection with these impairments. See Footnotes 6, 7 and 13 for further information.
As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its businesses, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time.
The consolidated condensed financial statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. As discussed above, the world is currently experiencing the global COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of our condensed consolidated financial statements. More specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. We are experiencing short-term disruptions and anticipate such to continue in the foreseeable future, but anticipate an eventual return to normal demand. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to management’s estimates and assumptions, especially if the severity worsens or duration lengthens. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.
Discontinued Operations

On December 31, 2019, the Company completed the sale of its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L., which completed its previously announced Accelerated Transformation Plan (“ATP”).

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), The Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold: the Process Solutions business, Rexair Holdings Inc. ("Rexair") and The United States Playing Card Company and other related subsidiaries. These businesses were classified as discontinued operations in periods prior to January 1, 2020.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 is effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

Adoption of New Accounting Guidance

The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards and updated accounting policies.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. ASU 2016-13, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective January 1, 2020. The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements. The Company's reserves for doubtful accounts at March 31, 2020 and December 31, 2019 were $31 million and $29 million respectively.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2018-15 prospectively to all implementation costs incurred after the date of adoption, or January 1, 2020. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

Sales of Accounts Receivables

During the three months ended March 31, 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) with a financial institution providing for an increase in the amount of certain customer receivables that may be sold. The Company has since increased receivables factored by $100 million under the amended Customer Receivables Purchase Agreement at March 31, 2020 from its previous position of factored receivables of approximately $200 million at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

The Company completed its previously announced ATP on December 31, 2019. As such, there were no businesses held for sale at March 31, 2020, nor income or loss from discontinued operations for the three months ended March 31, 2020. The following table provides a summary of amounts included in discontinued operations for the period indicated (in millions):

Three Months Ended March 31, 2019
Net sales	$211
Cost of products sold	160
Gross profit	51
Selling, general and administrative expenses	25
Impairment of goodwill, intangibles and other assets	112
Operating loss	(86)
Non-operating income, net	(5)
Loss before income taxes	(81)
Income tax benefit	(4)
Net loss	$(77)

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

On December 31, 2019, the Company sold its U.S. Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary working capital and other post-closing adjustments.
During the three months ended March 31, 2019, the Company recorded impairment charges totaling $112 million, which is included in the loss from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

Footnote 3 — Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component, net of tax, for the three months ended March 31, 2020 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2019	$(479)	$(399)	$(42)	$(920)
Other comprehensive income (loss) before reclassifications	(156)	(9)	25	(140)
Amounts reclassified to earnings	—	4	1	5
Net current period other comprehensive income (loss)	(156)	(5)	26	(135)
Balance at March 31, 2020	$(635)	$(404)	$(16)	$(1,055)

For the three months ended March 31, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pretax expense of $6 million and $2 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other expense, net. For the three months ended March 31, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pretax expense of $1 million and income of $4 million, respectively (see Footnote 10).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Foreign currency translation adjustments	$(7)	$—
Unrecognized pension and postretirement costs	3	4
Derivative financial instruments	(9)	2
Income tax (expense) benefit related to AOCL	$(13)	$6

Footnote 4 — Restructuring Costs
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.
Accelerated Transformation Plan
The Company’s ATP, which was initiated during the first quarter of 2018 and completed at the end of 2019, was designed in part, to divest the Company’s non-core consumer businesses and focus on the realignment of the Company’s management structure and overall cost structure as a result of the completed divestitures. Restructuring costs associated with the ATP included employee-related costs, including severance, retirement and other termination benefits, as well as contract termination costs and other costs.
Restructuring costs, net incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Food and Commercial	$—	$1
Home and Outdoor Living	1	3
Learning and Development	1	4
Corporate	—	3
	$2	$11

Accrued restructuring costs activity for the three months ended March 31, 2020 are as follows (in millions):

	Balance at December 31, 2019	Restructuring Costs, Net	Payments	Balance at March 31, 2020
Employee severance and termination benefits	$10	$1	$(4)	$7
Exited contractual commitments and other	12	1	(5)	8
	$22	$2	$(9)	$15
Other Restructuring-Related Costs
The Company regularly incurs other restructuring-related costs in connection with various discrete initiatives which are recorded in cost of products sold and selling, general and administrative expense (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 5 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Raw materials and supplies	$254	$231
Work-in-process	153	135
Finished products	1,293	1,240
	$1,700	$1,606

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Land	$82	$86
Buildings and improvements	633	641
Machinery and equipment	2,146	2,151
	2,861	2,878
Less: Accumulated depreciation	(1,738)	(1,723)
	$1,123	$1,155

Depreciation expense for continuing operations was $48 million and $40 million for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense for discontinued operations was nil for 2019 as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash fixed asset impairment charge of approximately $1 million during the three months ended March 31, 2020 in the Home and Outdoor Living segment associated with its Yankee Candle retail store business. See Footnote 1 for further information.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2020 is as follows (in millions):

				March 31, 2020
Segments	Net Book Value at December 31, 2019	Impairment Charges	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$212	$(212)	$—	$744	$(744)	$—
Food and Commercial	747	—	—	2,266	(1,519)	747
Home and Outdoor Living	164	—	—	2,155	(1,991)	164
Learning and Development	2,586	—	(14)	3,418	(846)	2,572
	$3,709	$(212)	$(14)	$8,583	$(5,100)	$3,483

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the goodwill associated with its Appliances and Cookware reporting unit was fully impaired. During the three months ended March 31, 2020, the Company recorded an impairment charge of $212 million to reflect the impairment of its goodwill. See Footnote 1 for further information.

During the three months ended March 31, 2019, the Company recorded an impairment charge of $63 million to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale.

Other intangible assets, net are comprised of the following at the dates indicated (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$2,270	$—	$2,270	$3,560	$—	$3,560	N/A
Trade names — other	158	(49)	109	169	(50)	119	2-15
Capitalized software	590	(445)	145	587	(435)	152	3-12
Patents and intellectual property	135	(106)	29	135	(102)	33	3-14
Customer relationships and distributor channels	1,308	(294)	1,014	1,328	(283)	1,045	3-30
Other	109	(109)	—	109	(102)	7	3-5
	$4,570	$(1,003)	$3,567	$5,888	$(972)	$4,916

Amortization expense for intangible assets for continuing operations was $43 million and $47 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for intangible assets for discontinued operations was nil for the three months ended March 31, 2019, as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Home and Outdoor Living and Learning and Development segments were impaired. During the three months ended March 31, 2020 and 2019, the Company recorded impairment charges of $1.3 billion and nil, respectively, to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values as follows:

Three Months Ended March 31, 2020
Impairment of indefinite-lived intangibles assets
Appliances and Cookware	$87
Home and Outdoor Living	1,092
Learning and Development	78
$1,257

The Company believes the circumstances and global disruption caused by COVID-19 will affect its businesses, operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs, including the current trade negotiations with China. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the future.

In addition, as a result of several impairment charges recorded over the past three years and as most recently as of December 1, 2019, some of the Company's reporting units and several of the Company's indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

As of March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair of certain indefinite-lived intangibles in the Company’s Home and Outdoor Living and Learning and Development segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home and Outdoor Living and Learning and Development of $6 million, $6 million and $16 million, respectively.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	March 31, 2020	December 31, 2019
Customer accruals	$476	$605
Operating lease liabilities	126	132
Accrued interest expense	107	63
Accrued self-insurance liabilities, contingencies and warranty	103	124
Accrued income taxes	100	114
Accruals for manufacturing, marketing and freight expenses	37	50
Other	203	252
	$1,152	$1,340

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2020	December 31, 2019
4.70% senior notes due 2020	$305	$305
3.15% senior notes due 2021	94	94
3.75% senior notes due 2021	336	342
4.00% senior notes due 2022	249	249
3.85% senior notes due 2023	1,388	1,388
4.00% senior notes due 2024	200	199
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,972	1,986
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Commercial paper	40	25
Receivables facilities	289	—
Other debt	21	15
Total debt	6,014	5,723
Short-term debt and current portion of long-term debt	(639)	(332)
Long-term debt	$5,375	$5,391

Credit Revolver and Commercial Paper

On March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. In addition, on November 1, 2019, S&P Global Inc. ("S&P") downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. As a result of both downgrades, the Company’s ability to borrow under its commercial paper program was eliminated. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020.

Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. At March 31, 2020, the Company had $40 million outstanding under its commercial paper program, which was subsequently repaid in April when the Company accessed $125 million under the Credit Revolver. At March 31, 2020, the Company did not have any amounts outstanding under the Credit Revolver.

Senior Notes

During the three months ended March 31, 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

As a result of the aforementioned debt rating downgrades of Moody's and S&P, certain of the Company’s Senior Notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of each downgrade, for a total of 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment is expected to increase the Company’s interest expense for 2020 by approximately $17 million and approximately $23 million on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. At March 31, 2020, the Company drew down the maximum net availability under the Securitization Facility, which fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility.

Other
The fair value of the Company’s senior notes are based on quoted market prices and are as follows (in millions):

	March 31, 2020		December 31, 2019
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,724	$5,664	$5,990	$5,683
The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At March 31, 2020, $9 million of deferred gains have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.
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
Fair Value Hedges
At March 31, 2020, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due in August 2020 and $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain intercompany financing arrangements with foreign subsidiaries. During the three months ended March 31, 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2020, the Company had approximately $413 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2020, the Company had approximately $801 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income), net.
The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

	March 31, 2020		December 31, 2019
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$23	$2	$1	$13
Fair value hedges:
Interest rate swaps	8	—	2	1
Net investment hedges:
Cross-currency swaps	21	—	—	—
Derivatives not designated as effective hedges:
Foreign currency contracts	32	16	10	4
Total	$84	$18	$13	$18

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other noncurrent assets
Liability: Other accrued liabilities, and current and noncurrent liabilities

The following tables present gain and loss activity (on a pretax basis) for the three months ended March 31, 2020 and 2019 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	35	1	(6)	6
Commodity contracts	Cost of products sold	—	—	(1)	—
Cross-currency swaps	Other expense, net	21	—	—	—
Total		$56	$(1)	$(7)	$4

At March 31, 2020, deferred net gains of approximately $22 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three months ended March 31, 2020, the Company recognized income of $12 million, in other expense, net, related to derivatives that are not designated as hedging instruments. During the three months ended March 31, 2019, the Company recognized expense of $6 million, in other expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 11 — Employee Benefit and Retirement Plans
The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$1	$2
Interest cost	9	12	2	3
Expected return on plan assets	(15)	(15)	(2)	(3)
Amortization, net	6	4	1	—
Settlements	1	—	—	—
Total expense	$1	$1	$2	$2

	Postretirement Benefits
	Three Months Ended March 31,
	2020	2019
Service cost	$—	$—
Interest cost	—	—
Amortization, net	(1)	(2)
Total income	$(1)	$(2)

The components of net periodic pension and postretirement costs other than the service cost component are included in other expense, net in the Condensed Consolidated Statements of Operations.

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 was 13.8% and 21.3%, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three months ended March 31, 2020 were also impacted by certain discrete tax items. Income tax expense for three months ended March 31, 2020 included a discrete tax benefit of $15 million related to statute of limitations expirations and $8 million of prior period adjustments offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $7 million of excess book deductions related to equity-based compensation, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

The three months ended March 31, 2019 also included discrete tax adjustments of $10 million for certain state tax return to provision adjustments offset by tax expense of $4 million for additional interest related to uncertain tax liabilities and $4 million for prior period adjustments.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending March 31, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 13 — Leases
Supplemental Condensed Consolidated Balance Sheet information related to leases for the period indicated, is as follows (in millions):

	Classification	March 31, 2020	December 31, 2019
Assets
Operating leases	Operating lease assets, net (1)	$561	$615
Finance leases	Property, plant and equipment, net (2)	14	15
Total lease assets		$575	$630
Liabilities
Current
Operating leases	Other accrued liabilities	$126	$132
Finance leases	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating leases	Long-term operating lease liabilities	503	541
Finance leases	Long-term debt	9	10
Total lease liabilities		$641	$686

(1) During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of overall macroeconomic conditions and developments in the equity and credit markets primarily driven by the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets at the lowest level for which identifiable cash flows are available to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash impairment charge of $3 million during the three months ended March 31, 2020 in the Home and Outdoor segment related to the operating leases of its Yankee Candle retail store business. In addition, the Company recorded an impairment charge of $2 million in the Corporate segment to reflect a reduction in the carrying values of certain operating lease assets.
(2) Net of accumulated depreciation of $10 million and $8 million at March 31, 2020 and December 31, 2019.
Components of lease expense as of the date indicated, are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease cost:
Operating lease cost (1)	$48	$53
Variable lease costs (2)	6	6
Finance lease cost:
Amortization of leased assets	1	1
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates as of the date indicated, are as follows:

March 31, 2020
Weighted average remaining lease term (years):
Operating leases	7
Finance leases	3
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.5%
Supplemental cash flow information related to leases for the period indicated is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$42
Financing cash flows from finance leases	1	1
Right of use assets obtained in exchange for lease liabilities:
Operating leases	7	27
Finance leases	—	7
Maturities of lease liabilities for continuing operations at March 31, 2020, are as follows (in millions):

	Operating Leases	Finance Leases
2020 (Excludes three months ended March 31, 2020)	$123	$4
2021	139	4
2022	114	3
2023	86	1
2024	69	—
Thereafter	214	—
Total lease payments	745	12
Less: imputed interest	(116)	—
Present value of lease liabilities	$629	$12

Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding	423.8	422.8
Share-based payment awards classified as participating securities (1)	—	0.2
Basic weighted average shares outstanding	423.8	423.0
Dilutive securities (2)	—	—
Diluted weighted average shares outstanding	423.8	423.0
(1)For the three months ended March 31, 2020 and 2019, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)The three months ended March 31, 2020 and 2019 exclude 1.1 million and 0.4 million, respectively, of potentially dilutive share-based awards as their effect would be anti-dilutive.
At March 31, 2020, there were 0.7 million potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 15 — Share-Based Compensation

During the three months ended March 31, 2020, the Company awarded 1.2 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $27 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2020, the Company also awarded 0.6 million time-based RSUs with an aggregate grant date fair value of $11 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

During the three months ended March 31, 2020, the Company also awarded 1.0 million time-based stock options with an aggregate grant date fair value of $6 million. These stock options entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the three months ended March 31, 2020, is as follows:

Risk-free interest rates	1.4%
Expected volatility	41.3%
Expected dividend yield	3.9%
Expected life (in years)	6.2
Exercise price	$20.02
Intrinsic value	$—

Dividends per share were $0.23, for both the three months ended March 31, 2020 and 2019.

Footnote 16 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	March 31, 2020				December 31, 2019
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$84	$—	$84	$—	$13	$—	$13
Liabilities	—	(18)	—	(18)	—	(18)	—	(18)
Investment securities, including mutual funds	6	1	—	7	10	1	—	11
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
During the first quarter of 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At March 31, 2020, the fair value of the equity investment was $6 million. For equity investments with readily determinable fair values held at March 31, 2020, the Company recorded $3 million and $5 million of unrealized losses within other expense, net in the Condensed Consolidated Statement of Operations for the three months period ended March 31, 2020 and 2019, respectively.

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

The following table summarizes the assets that are measured at Level 3 fair value on a non-recurring basis at the dates indicated:

	March 31, 2020	December 31, 2019
Indefinite-lived intangible assets	$796	$1,365

At March 31, 2020, certain intangible assets are recorded at fair value based upon the Company's impairment testing as circumstances require, while only certain intangible assets are recorded at fair value at March 31, 2020 (See Footnote 7).
The Company reviews property, plant and equipment and operating lease assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. See Footnotes 6 and 13, respectively, for further information.
Footnote 17 — Segment Information

During the first quarter, the Company appointed separate Presidents for its Food and Commercial business units, each reporting directly to the chief operating decision maker (CODM). The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that the Food and Commercial business units are two separate operating segments but meet the requirements to be aggregated into a single reportable segment, pursuant to authoritative accounting literature, as they have similar economic and qualitative characteristics. There were no changes to its other reportable segments.

The Company’s four primary reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball® (1), FoodSaver®, Rubbermaid®, Rubbermaid Commercial Products®, Sistema®, Mapa®, Quickie® and Spontex®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products

(1) Ball® TM of Ball Corporation, used under license.

The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales (1)
Appliances and Cookware	$291	$330
Food and Commercial	520	504
Home and Outdoor Living	547	627
Learning and Development	528	581
	$1,886	$2,042

Operating income (loss) (2)
Appliances and Cookware	$(308)	$(4)
Food and Commercial	84	1
Home and Outdoor Living	(1,121)	(2)
Learning and Development	5	89
Corporate	(66)	(61)
Restructuring	(2)	(11)
	$(1,408)	$12

	March 31, 2020	December 31, 2019
Segment assets
Appliances and Cookware	$1,064	$1,468
Food and Commercial	3,780	3,795
Home and Outdoor Living	2,802	3,833
Learning and Development	5,007	4,800
Corporate	1,250	1,746
	$13,903	$15,642

	Three Months Ended March 31,
	2020	2019
Impairment of goodwill and indefinite-lived intangibles assets (3)
Appliances and Cookware	$299	$—
Food and Commercial	—	63
Home and Outdoor Living	1,092	—
Learning and Development	78	—
	$1,469	$63

(1)All intercompany transactions have been eliminated.
(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A and impairment of goodwill, intangibles and other assets for continuing operations. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and included in segment operating income.
(3)During the three months ended March 31, 2020, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. During the three months ended March 31, 2019, the Company recorded an impairment charge to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale. See Footnote 7 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended March 31, 2020
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Total
Appliances and Cookware	$291	$—	$—	$—	$291
Food	—	184	—	—	184
Commercial	—	336	—	—	336
Connected Home and Security	—	—	77	—	77
Home Fragrance	—	—	163	—	163
Outdoor and Recreation	—	—	307	—	307
Baby and Parenting	—	—	—	244	244
Writing	—	—	—	284	284
Total	$291	$520	$547	$528	$1,886

North America	$184	$374	$387	$374	$1,319
International	107	146	160	154	567
Total	$291	$520	$547	$528	$1,886

	Three Months Ended March 31, 2019
	Appliances and Cookware	Food and Commercial	Home and Outdoor Living	Learning and Development	Total
Appliances and Cookware	$330	$—	$—	$—	$330
Food	—	175	—	—	175
Commercial Products	—	329	—	—	329
Connected Home and Security	—	—	84	—	84
Home Fragrance	—	—	197	—	197
Outdoor and Recreation	—	—	346	—	346
Baby and Parenting	—	—	—	236	236
Writing	—	—	—	345	345
Total	$330	$504	$627	$581	$2,042

North America	$214	$363	$440	$391	$1,408
International	116	141	187	190	634
Total	$330	$504	$627	$581	$2,042

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. On January 31, 2020, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters during the period from January 1, 2016 to the date of the subpoena. The subpoena followed various informal document requests from the SEC staff, including several requests primarily related to the impairment of goodwill and other intangible assets. The Company has cooperated in providing documents and information to the SEC in connection with its requests and intends to continue to do so in connection with the subpoena. The Company cannot predict the timing or outcome of this investigation.

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

On July 5, 2017 and July 6, 2017, Jarden and 11 of the dissenting stockholders, specifically including Merion Capital ERISA LP, Merion Capital LP, Merion Capital II LP, Dunham Monthly Distribution Fund, WCM Alternatives: Event-Driven Fund, Westchester Merger Arbitrage Strategy sleeve of the JNL Multi-Manager Alternative Fund, JNL/Westchester Capital Event Driven Fund, WCM Master Trust, The Merger Fund, The Merger Fund VL and SCA JP Morgan Westchester (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements, in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration). The Court of Chancery of the State of Delaware has dismissed with prejudice the appraisal claims for the Settling Petitioners.

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

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Home and Outdoor Living segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. In late 2019, the Company discovered that some product that had been inspected and subsequently resold or used as replacement lids for the recall was exhibiting the same type of separation of the spout from the lid base. The Company investigated the issue and ultimately determined to extend the recall to include the inspected product. The Company has reported this conclusion to the relevant authorities and on February 19, 2020 announced an expansion of the recall. The Company incurred inception to date charges associated with this matter of $21 million, including $1 million during the first quarter of 2020, net of recoveries from a third-party manufacturer.

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2020 was $43 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from approximately $1 million to $2 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional approximately $2 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as sets forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper 9 miles. The cost estimates for these alternatives ranged from approximately $28 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

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

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to 20 PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash-out settlement might be appropriate for additional parties that are “not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River.” Then, by letter dated September 18, 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities. The letter affirms that U.S. EPA anticipates eventually offering cash-out settlements to a number of parties, and that it expects “that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the OU2 lower 8.3 mile remedial action.” At this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties or any other entities. The site is also subject to a Natural Resource Damage Assessment.

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

At March 31, 2020, the Company had approximately $50 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
Forward-Looking Statements
Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,”, “explore”, “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results, including the impact of the COVID-19 pandemic. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company’s ability to manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic;
•the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•risks related to the Company’s substantial indebtedness, potential increases in interest rates or additional adverse changes in the Company’s credit ratings;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
•future events that could adversely affect the value of our assets and/or stock price and require additional impairment charges;
•the Company’s ability to remediate the material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting;
•the Company's ability to develop innovative new products, to develop, maintain and strengthen end user brands and to realize the benefits of increased advertising promotion and spend;
•the Company’s ability to complete planned divestitures, and other unexpected costs or expenses associated with dispositions;
•changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner;
•the impact of governmental investigations, inspections, lawsuits or other activities by third parties;
•the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;
•a failure of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s services providers;
•the impact of U.S. or foreign regulations on the Company’s operations, including the escalation of tariffs on imports into the U.S. and exports to Canada, China and the European Union and environmental remediation costs;
•the potential inability to attract, retain and motivate key employees;
•new Treasury or tax regulations and the resolution of tax contingencies resulting in additional tax liabilities;
•product liability, product recalls or related regulatory actions;
•the Company’s ability to protect its intellectual property rights;
•significant increases in the funding obligations related to the Company’s pension plans; and
•other factors listed from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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

Overview
Newell Brands is a global marketer of consumer and commercial products that make life better every day for consumers, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Mapa®, Spontex®, Quickie® and Yankee Candle®. The Company sells its products in nearly 200 countries around the world and has operations on the ground in nearly 100 of these countries.
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
The Company has identified the following strategic imperatives to address and adapt to these challenges during its turnaround period:

•Strengthen the portfolio by investing in attractive categories aligned with its capabilities and strategy;
•Sustainable profitable growth by focusing on innovation, as well as growth in digital marketing, e-commerce and its international businesses;
•Attractive margins by driving productivity and overhead savings to reinvest into the business;
•Cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Build a winning team through engagement and focusing the best people on the right things.

Execution on these strategic imperatives will better position the Company for long-term sustainable growth in order to achieve its short-to-near-term goals of:

•Growing core sales;
•Improving operating margins;
•Accelerating cash conversion cycle; and
•Strengthening organizational capability and employee engagement.

Organizational Structure

The Company’s four primary reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Food and Commercial	Ball® (1), FoodSaver®, Rubbermaid®, Rubbermaid Commercial Products®, Sistema®, Mapa®, Quickie® and Spontex®	Food storage and home storage products, fresh preserving products, vacuum sealing products, commercial cleaning and maintenance solutions, hygiene systems and material handling solutions
Home and Outdoor Living	Chesapeake Bay Candle®, Coleman®, Contigo®, ExOfficio®, First Alert®, Marmot®, WoodWick® and Yankee Candle®	Products for outdoor and outdoor-related activities, home fragrance products and connected home and security
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products
(1) Ball® TM of Ball Corporation, used under license.

The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 17 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

Coronavirus (COVID-19)

Beginning late in the fourth quarter and into 2020, COVID-19 emerged and subsequently spread globally, ultimately being declared as a pandemic by the World Health Organization. The pandemic has resulted in various federal, state and local governments as well as private entities mandating restrictions, including travel restrictions, restrictions on public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people who may have been exposed to the virus. The Company began to experience significant COVID-19 related disruption to its business in three primary areas:

•Supply chain. While the majority of the Company’s factories are considered essential in their applicable jurisdictions and are operational, the company is experiencing disruption at certain of its facilities. Of its 135 manufacturing and distribution facilities, approximately 20 are temporarily closed, the most significant of which are its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in line with state government guidelines. The Mexicali, Mexico facility has since reopened on a limited basis and is currently in the process of ramping up to full operations. The Company is also facing intermittent transportation and logistical challenges.

•Retail. While the Company’s largest retail customers are experiencing a surge in sales as their stores remain open, a number of secondary customers, primarily in the specialty and department store channels, have temporarily closed their brick and mortar doors. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on retailers' order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March.

•Consumer demand patterns. As the quarantine phase of the pandemic has taken hold, consumer purchasing behavior has strongly shifted to certain focused categories. While certain of the Company’s businesses have benefited from this shift, including Food and Commercial, others have seen significant slowing.

In response to the COVID-19 pandemic, the Company has focused on three priorities: protecting the health and well-being of its employees; maintaining financial viability and business continuity; and keeping manufacturing facilities and distribution centers operating, where deemed prudent, to provide products to our consumers. The Company has established internal protocols including the establishment of a COVID-19 task force to monitor the situation, as well as communications and guidance issued by foreign, federal, state and local governments. In the first quarter 2020, the Company instituted mandatory work-from-home policies for employees able to work from home in various locations around the world and implemented a number of precautionary measures at its manufacturing plants, warehouses, distribution centers and R&D centers to reduce person to person contact and improve the personal safety for our front-line employees. Furthermore, beginning in mid-March 2020, the Company began temporarily closing all of the world-wide retail stores within its Home and Outdoor Living segment. While most of the Company’s manufacturing and distribution sites remain open, the Company has also experienced temporary closure of certain key operating facilities in the Home and Outdoor Living and Learning & Development segments, and additional COVID-19 related closures could further disrupt the Company’s supply chain. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible cessation or extensions to all or part of such initiatives. As part of the Company's efforts to contain costs and maintain financial liquidity and flexibility, it has taken certain actions including: instituting a hiring freeze for non-essential roles, furloughed all field-based and most corporate retail employees in North America, effective April 1, 2020, tightened discretionary spending as well as reducing and optimizing advertising and promotional expenses.

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its sales, operating results, cash flows and financial condition. However, the effects that the Company has experienced in the first quarter have been material to its operating results and we anticipate the Company's second quarter results will worsen sequentially. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the current circumstances continue to exist for a prolonged period of time.

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred as a result of the COVID-19 global pandemic. See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Indefinite-Lived Intangible Asset Trigger Event, Liquidity and Capital Resources, Significant Accounting Policies and Critical Estimates for information and Risk Factors in Part II, Item 1A.

Goodwill and Other Indefinite-Lived Intangible Asset Trigger Event

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature the Company performed an impairment test and determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Home and Outdoor Living and Learning and Development segments were impaired. During the three months ended March 31, 2020, the Company recorded an aggregate non-cash charge of $1.3 billion to reflect impairment of these indefinite-lived trade names as their carrying values exceeded their fair values. In addition, the Company determined that its goodwill associated with its Appliances and Cookware segment was impaired. During, the three months ended March 31, 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value.

See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Ratings Downgrades and Commercial Paper Access

On March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Prior to that, on November 1, 2019, S&P Global Inc. ("S&P") downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. As a result of both downgrades, the Company’s ability to borrow under its commercial paper program was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion unsecured revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. As such, the Company does not expect any change in its ability to access liquidity in the short term as a result of the downgrades. At March 31, 2020, the Company had $40 million outstanding under its commercial paper program, which was subsequently repaid in April when the Company accessed $125 million under the Credit Revolver. At March 31, 2020, the Company did not have any amounts outstanding under the Credit Revolver. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020.

Certain of the Company’s senior notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of each downgrade, for a total of 50 basis points. This increase to the interest rates of the Company's senior notes subject to adjustment is expected to increase the Company’s interest expense for 2020 by approximately $17 million and approximately $23 million on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Liquidity and Capital Resources for further information.

Impacts of Tariffs

The United States Trade Representative (“USTR”) has imposed increased tariffs on some Chinese goods imported into the United States, resulting in increased costs for the Company. The Company has been successful at securing from the USTR exemptions and exclusions for some of its products, with the most notable exemptions being for certain of its baby gear products, which represents a substantial portion of the Company’s tariff exposure. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and, in some cases, relocation. The Phase 1 agreement signed on January 15, 2020 with China reduced tariffs under List 4a from 15% to 7.5%, effective February 14, 2020, and suspended tariffs under List 4b at 15%, which were due to go into effect on December 15, 2019. The terms of the agreement significantly reduced the estimated impact on tariffs for 2020. In spite of the agreement, a full year of previously implemented tariffs, could have a material impact on the Company's operating results and cash flows, with an estimated gross impact of approximately $75 million in 2020, primarily relating to its Appliances and Cookware, Consumer and Commercial, and Outdoor and Recreation businesses. During the three months ended March 31, 2020, the gross impact was approximately $20 million. The Company will continue to monitor the trade negotiations and deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

New Treasury Regulations

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending March 31, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Results of Operations

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,886	$2,042	$(156)	(7.6)%
Gross profit	617	655	(38)	(5.8)%
Gross margin	32.7%	32.1%

Operating income (loss)	(1,408)	12	(1,420)	NM
Operating margin	(74.7)%	0.6%

Interest expense, net	63	80	(17)	(21.3)%
Other expense, net	12	26	(14)	(53.8)%
Loss before income taxes	(1,483)	(94)	(1,389)	NM
Income tax benefit	(204)	(20)	(184)	NM
Income tax rate	13.8%	21.3%

Diluted loss per share - continuing operations	$(3.02)	$(0.18)
Diluted earnings (loss) per share - discontinued operations	—	(0.18)
Diluted loss per share - attributable to common shareholders	$(3.02)	$(0.36)

NM - Not meaningful

Net sales for the three months ended March 31, 2020 decreased 8%, due to a decline in sales within the Home and Outdoor Living, Learning and Development and Appliances and Cookware segments. The net sales of these segments for the first quarter were adversely impacted by the circumstances and disruption caused by the COVID-19 global pandemic. At this time, the Company is unable to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its businesses, customers and suppliers. However, the Company anticipates such downward trend in net sales will worsen sequentially in the second quarter and potentially beyond. These declines in sales were partially offset by an increase in sales within the Food and Commercial segment which have experienced an increase in demand for certain of its consumable products as a result of the COVID-19 pandemic. Changes in foreign currency unfavorably impacted net sales by $33 million, or 2%.

Gross profit for the three months ended March 31, 2020 decreased 6%, and gross profit margin improved to 32.7% as compared with 32.1% in the prior year period. Gross margin benefited from productivity improvement and net pricing, which were partially offset by product mix and inflation related to input costs and tariffs. Changes in foreign currency exchange rates unfavorably impacted gross profit by $11 million, or 2%. As mentioned above, the Company has already begun experiencing disruption at certain of its operating facilities, as approximately 20 have been temporarily closed, in line with government guidelines or due to other conditions. The Company is also facing intermittent transportation and logistical challenges. The Company anticipates these closures and the time required to ramp up to full operations will adversely impact results in the second quarter and potentially beyond depending on the duration of which our locations remain closed or limited.

Notable items impacting operating income (loss) for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019	$ Change
Impairment of goodwill and intangible assets (see Footnote 7)	$1,469	$63	$1,406
Restructuring (see Footnote 4) and restructuring-related costs	6	18	(12)

Operating loss for the three months ended March 31, 2020 was $1.4 billion as compared to operating income of $12 million in the prior year period. Operating loss for the three months ended March 31, 2020 included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.5 billion as compared to $63 million in the prior-year period, which included non-cash impairment charges of goodwill for businesses previously classified as held for sale. Operating income was also unfavorably impacted due to the decline in sales mentioned above. This performance was partially offset by continued productivity improvement from various initiatives commenced in the prior year as well as lower restructuring and restructuring-related charges and lower transaction and related costs associated with the completion of the Company's Accelerated Transformation Plan in the prior year.

Interest expense, net for the three months ended March 31, 2020 decreased primarily due to lower debt levels. The weighted average interest rate for the three months ended March 31, 2020 and 2019 was approximately 4.3% and 4.5%, respectively.

Other expense, net for three months ended March 31, 2020 and 2019 include the following items:

	Three Months Ended March 31,
	2020	2019
Foreign exchange (gains) losses	$11	$9
Fair value equity adjustments (see Footnote 16)	3	17
Other gains, net	(2)	—
	$12	$26

Income tax benefit for the three months ended March 31, 2020 and 2019 was $204 million and $20 million, respectively. The effective tax rate for the three months ended March 31, 2020 was 13.8% as compared to 21.3% for the three months ended March 31, 2019. The income tax benefit for the three months ended March 31, 2020 primarily relates to the impact of goodwill impairment charges. The income tax benefit for the three months ended March 31, 2019 primarily relates to pre-tax net loss for the prior-year period.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements and New Treasury Regulations in Recent Developments for information regarding income taxes.

Business Segment Operating Results

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Appliances and Cookware

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$291	$330	$(39)	(11.8)%

Operating loss	(308)	(4)	(304)	NM
Operating margin	(105.8)%	(1.2)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$299	$—

Appliances and Cookware net sales for the three months ended March 31, 2020 decreased 12%, primarily due to the temporary closures of department and specialty stores in North America and EMEA, as well as the impact resulting from government imposed country-wide shutdowns, notably in Latin America, as a result of the ongoing COVID-19 pandemic. The Company anticipates such downward trend in net sales will worsen sequentially in the second quarter and potentially beyond. The decline in net sales also includes the continued loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitive products. Changes in foreign currency unfavorably impacted net sales by $11 million, or 4%.

Operating loss for the three months ended March 31, 2020 increased to $308 million as compared to $4 million in the prior year period. The increase in operating loss is primarily due to non-cash impairment charges of goodwill and certain indefinite-lived intangible assets. Operating income was also unfavorably impacted due to the decline in sales mentioned above. See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Food and Commercial

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$520	$504	$16	3.2%

Operating income	84	1	83	NM
Operating margin	16.2%	0.2%

Notable items impacting operating income comparability:
Impairment of goodwill (See Footnote 7)	$—	$63

Food and Commercial net sales for the three months ended March 31, 2020 increased 3%, primarily due to increased demand in FoodSaver® appliance products as well as consumable washroom and cleaning products, partially offset by weakness in the restaurant and hospitality vertical channels for the Commercial business unit as a result of the ongoing COVID-19 pandemic.

Changes in foreign currency unfavorably impacted net sales by $10 million, or 2%.

Operating income for the three months ended March 31, 2020 increased to $84 million as compared to $1 million in the prior year. Operating income was favorably impacted due to the increase in sales mentioned above as well as productivity improvement and deflation primarily related to commodity costs. In addition, the increase in operating income is primarily due the non-cash impairment charges of goodwill in the prior year which reflected a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale. In addition, manufacturing facilities for this segment in New Zealand, France and Malaysia have been temporarily closed as a result of the COVID-19 pandemic, which the Company anticipates will continue to impact the segment's performance through the second quarter of 2020.

Home and Outdoor Living

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$547	$627	$(80)	(12.8)%

Operating loss	(1,121)	(2)	(1,119)	NM
Operating margin	(204.9)%	(0.3)%

Notable items impacting operating loss comparability:
Impairment of intangible assets (See Footnote 7)	$1,092	$—

Home and Outdoor Living net sales for the three months ended March 31, 2020 decreased 13%, as sales declined across all of its business units. The decrease was primarily due to the temporary closure of all of our North American Yankee Candle retail stores within our Home Fragrances business, other department and specialty store closures in North America and EMEA, and a shift in consumer purchasing patterns impacting the Outdoor and Recreation and Connected Home and Security businesses, as a result of the ongoing COVID-19 pandemic. The Company anticipates these factors will adversely impact results in the second quarter and potentially beyond depending on the duration of which our locations remain closed. In addition, net sales declined from the exit of 44 underperforming Yankee Candle retail stores within our Home Fragrance business. Changes in foreign currency unfavorably impacted net sales by $5 million, or 1%.

Operating loss for the three months ended March 31, 2020 increased to $1.1 billion as compared to $2 million in the prior year period. The increase in operating loss is primarily due to non-cash impairment charges of certain indefinite-lived intangible assets. Operating income was also unfavorably impacted due to the decline in sales mentioned above.

In addition, the State of Massachusetts has required the shut-down of one of the segment’s primary manufacturing and distribution centers within our Home Fragrance business as a result of the COVID-19 pandemic through at least May 4, 2020, which will have an adverse impact to the segment’s operating results. In addition, a key manufacturing facility in Mexico associated with our Connected Home and Security business has been temporarily closed related to the COVID-19 pandemic. The Company anticipates these closures will adversely impact results in the second quarter and potentially beyond depending on the duration of which our locations remain closed. The Company will deploy cost containment initiatives to mitigate the impact of the closures of its retails stores and operating facilities, including employee furloughs. However, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations. See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Learning and Development

	Three Months Ended March 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$528	$581	$(53)	(9.1)%

Operating income	5	89	(84)	(94.4)%
Operating margin	0.9%	15.3%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	$78	$—

Learning and Development net sales for the three months ended March 31, 2020 decreased 9% primarily due to a shift in consumer purchasing patterns affecting the Writing business unit as a result of the ongoing COVID-19 pandemic, which we anticipate will worsen through the second quarter of 2020 and potentially beyond. The net sales decline was also driven by softening trends in the Writing business related to sales of slime-related adhesive products, as well as the temporary closures of schools and offices, partially offset by growth in demand in the Baby business unit. Given adverse changes in shifting consumer demands late in the first quarter and continuing into the second quarter, the Company anticipates net sales to decline in the Baby business unit in the second quarter of 2020. Changes in foreign currency unfavorably impacted net sales by $7 million, or 1%.

Operating income for the three months ended March 31, 2020 decreased to $5 million as compared to $89 million in the prior year period. The decrease in operating income is primarily due to non-cash impairment charges of certain indefinite-lived intangible assets. Operating income was also unfavorably impacted due to the decline in sales mentioned above. The decrease in operating income was partially offset by productivity improvements from various initiatives.

In addition, key Writing manufacturing facilities in Mexico and India were temporarily closed due to government orders related to the COVID-19 pandemic. While the facility in Mexico has since reopened on a limited basis, the Company anticipates these closures and the time required to ramp up to full operations will adversely impact results in the second quarter and potentially beyond depending on the duration of which our locations remain closed or limited. The Company will deploy cost containment initiatives to mitigate the impact of the closures of its operating facilities. However, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations. See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Accounting Estimates for further information.

Liquidity and Capital Resources
Liquidity

In light of current uncertainty in the global economy, as well as equity and bond markets, due to the COVID-19 pandemic, the Company has taken several actions and may continue to take actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including, evaluating supply purchases, enhanced customer credit review processes, reviewing operating expenses, prioritizing capital expenditures, as well as the extension of payment terms for goods and services. The Company also has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Credit Revolver. At March 31, 2020, the Company had $290 million and nil outstanding under the Securitization Facility and Credit Revolver, respectively. Subsequent to March 31, 2020, the Company had $125 million outstanding under the Credit Revolver. In addition, the Company does not anticipate repurchasing any of its common shares outstanding on the open market. While the Company repurchased $15 million of its 4.20% senior notes due 2026 during the first quarter of 2020, it will suspend retiring any of its outstanding public debt prior to maturity or repurchasing any of its common shares outstanding on the open market. In addition, while the Company currently believes its capital structure and cash resources can continue to support the funding of future dividends, the Company will continue to evaluate all actions to strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including the issuance of debt and maintaining its capital allocation strategy.

At March 31, 2020, the Company had cash and cash equivalents of approximately $476 million, of which approximately $308 million was held by the Company’s non-U.S. subsidiaries. The Company’s available cash and cash equivalents, cash flows generated by operating activities and borrowing capacity along with the actions described above, provide the Company with continued financial viability and adequate liquidity to fund its operations. The Company’s cash requirements are subject to change as business conditions warrant. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, the Company is unable to predict the duration and severity of this pandemic; however, the pandemic could have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the current circumstances continue to exist for a prolonged period of time, which could impact the Company's ability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. For information regarding the impact of COVID-19 on the Company, refer to Recent Developments in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in Part II - Item 1A.
Cash and cash equivalents increased (decreased) as follows for the three months ended March 31, 2020 and 2019 (in millions):

	2020	2019	Increase (Decrease)
Cash provided by (used in) operating activities	$23	$(200)	$223
Cash used in investing activities	(56)	(76)	20
Cash provided by financing activities	173	145	28
Exchange rate effect on cash, cash equivalents and restricted cash	(24)	(1)	(23)
Increase (decrease) in cash, cash equivalents and restricted cash	$116	$(132)	$248

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

As a result of the debt ratings downgrades by Moody's and S&P described above, the Company’s ability to borrow under its commercial paper program was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. As such, the Company does not expect any change in its ability to access liquidity in the short term as a result of the downgrades. At March 31, 2020, the Company had $40 million outstanding under its commercial paper program, which was subsequently repaid upon the Company accessing $125 million under the Credit Revolver. Subsequently on April 15, 2020, Fitch downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. At the time of filing this Quarterly Report on Form 10-Q, the Company is compliant with its financial covenants.

In addition, certain of the Company’s Senior Notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of each downgrade, for a total of 50 basis points. This increase to the interest rates of the Senior Notes subject to adjustment is expected to increase the Company’s interest expense for 2020 by approximately $17 million and approximately $23 million on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrades.

Cash Flows from Operating Activities

The change in net cash provided by operating activities is primarily due to favorable working capital management, reflecting accounts receivable sold under the Customer Receivables Purchase Agreement which commenced in the second quarter of 2019, partially offset by higher annual incentive compensation payments in the current period. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to the lapping of the Company's acquisition of an equity investment for $18 million in the prior year period. See Footnote 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the period-over-period change in debt during the three months ended March 31, 2020 and 2019. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

During the three months ended March 31, 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. As a result of both downgrades, the Company’s ability to borrow under its commercial paper program was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Credit Revolver also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. At March 31, 2020, there was $40 million of commercial paper outstanding, there were approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At March 31, 2020, the net availability under the Credit Revolver was approximately $1.2 billion. Subsequent to March 31, 2020, the Company accessed $125 million under the Credit Revolver, a portion of which was utilized to repay the outstanding commercial paper at March 31, 2020.

During the three months ended March 31, 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) with a financial institution providing for an increase in the amount of certain customer receivables that would be sold. The Company has since increased receivables factored by $100 million under the amended agreement at March 31, 2020 from its previous position of factored receivables of approximately $200 million at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense (income), net in the Condensed Consolidated Statement of Operations.

The Company maintains its $600 million Securitization Facility that matures in October 2022 and bears interest at a margin over a variable interest rate. At March 31, 2020, the Company drew down the maximum net availability under the Securitization Facility, which fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility.

The Company was in compliance with all of its debt covenants at March 31, 2020.

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

Fair Value Hedges

At March 31, 2020, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due in August 2020 and $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts
During the three months ended March 31, 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2020, the Company had approximately $413 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2020, the Company had approximately $801 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other expense, net.

The following table presents the fair value of derivative financial instruments at the date indicated March 31, 2020 (in millions):

March 31, 2020
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$21
Fair value hedges:
Interest rate swaps	8
Net investment hedges:
Cross-currency swaps	21
Derivatives not designated as effective hedges:
Foreign currency contracts	16
Total	$66

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter), or more frequently if facts and circumstances warrant.

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. The Company’s operations are comprised of eight reporting units, within its four primary operating segments.

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company has experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities are temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. The Company bypassed the qualitative approach to testing goodwill and used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting its latest projections which included, among other things, the impact of tariffs on Chinese imports, the current expectations as to the impact of COVID-19 on its operations, as well as other inflation at the time for the Company’s impairment testing performed during the first quarter of 2020.

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Appliances and Cookware segment was impaired. During, the three months ended March 31, 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value.

See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Home and Outdoor Living and Learning and Development segments were impaired. During the three months ended March 31, 2020, the Company recorded an aggregate non-cash charge of $1.3 billion to reflect impairment of these indefinite-lived trade names as their carrying values exceeded their fair values.

See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

The Company believes the circumstances and global disruption caused by COVID-19 will affect its sales, operating results, cash flows and financial condition for the foreseeable future. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs including the current trade negotiations with China. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the future.

In addition, as a result of several impairment charges recorded over the past three years and as recently as December 1, 2019, certain of the Company's reporting units as well as several of its indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible new events may occur or actual events may result in differing forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, if the global pandemic caused by COVID-19 continues to persist for an extended period of time, re-occurs during the fiscal year, or if, in future years, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity or the market capitalization experiences a sustained deterioration significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

As of March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit’s would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in forecasted debt free cash flows used in the excess earnings method to determine the fair of certain indefinite-lived intangibles in the Company’s Home and Outdoor Living and Learning and Development segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home and Outdoor Living and Learning and Development of $6 million, $6 million and $16 million, respectively.

See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2020:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	—	$—	—	$—
February	291,310	20.04	—	—
March	—	—	—	—
Total	291,310	$20.04	—
(1)The Company’s then existing share repurchase program (“SRP”) expired on December 31, 2019 and was not extended.
(2)All shares during the three months ended March 31, 2020, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

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
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at March 31 2020, due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
We continue to have material weaknesses in our internal control over financial reporting as disclosed in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) in that the Company has not designed and maintained effective controls over the accounting for the impact of the divestitures. Specifically, the Company did not design and maintain effective controls to ensure that deferred taxes were included completely and accurately in the carrying values of assets held for sale and that the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure that the current and noncurrent classification of assets and liabilities held for sale was accurate.

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
Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting at March 31, 2020.
Remediation Plan

Management believes it has designed and implemented measures to remediate the deficiencies resulting in the material weakness in the accounting for divestitures. Specific remedial actions undertaken by management include without limitation:

•Enhanced the level of review of deferred tax balances for each business that is categorized as held for sale considering the form of divestiture transaction;
•Supplemented the review of deferred tax balances by legal entity and account to ensure proper presentation for financial
•reporting purposes;
•Enhanced the review of the intraperiod tax allocation between continuing and discontinued operations;
•Enhanced the review of the calculation of historical and current tax basis utilized in the gain/loss calculation;
•Enhanced the held for sale footnote reconciliation process; and
•Enhanced the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment test.
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

During the course of 2019 and early 2020, Management made certain changes as part of the remediation of the material weakness related to accounting for divestitures, which the Company believes will contribute to the remediation efforts of the material weakness for accounting for income taxes. These changes include:

•Hiring experienced resources with substantive backgrounds in accounting for income taxes as well as U.S. multinational public company experience;

•Engaging a third party to review the Company’s tax provision processes, identify inefficiencies, and recommend process enhancements;

Subsequent to the identification of the material weakness for accounting for income taxes, management began to implement a tax reporting software solution that has enhanced our visibility of uncertain tax positions in order to remediate the material weakness. The Company plans to implement the following additional steps to remediate the material weakness for accounting for income taxes:

•Implementing enhancements and process improvements to the quarterly and annual provision with respect of uncertain tax positions and state income taxes; and
•Undertaking extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes; and
•Implementing a tax reporting software solution that will enhance our state income tax reporting capabilities.

While Management believes that it now has the requisite personnel to operate the controls in the tax function and the remediation actions described above should remediate the material weakness with respect to accounting for income taxes, as Management continues the remediation process, it may determine certain additional enhancements are necessary. This material weakness will not be considered fully remediated until the applicable remediated controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk set forth below and the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, liquidity, financial condition or future results. The risk described below, and the risks described in our 2019 Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may materially and adversely affect its business, liquidity, financial condition or operating results.

We must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the COVID-19 pandemic or any other disease outbreak, including epidemics, pandemics, or similar widespread public health concerns.

Our business may be unfavorably impacted by the fear of exposure to or actual effects of the COVID-19 pandemic or any other disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to cease particular business activities. These impacts include, but are not limited to:

•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, store closures, quarantine or other travel restrictions, or financial hardship among customers, retailers and consumers, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling; if prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition;

•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations and supply arrangements as well as distribution centers caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability including as a result of governmental mandates to close certain of our manufacturing and distribution facilities;

•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition; or

•Significant changes in the political and labor conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our manufacturing, distribution, research and development and retail facilities; restrict our employees’ ability or willingness to travel or perform necessary business functions, or otherwise prevent our facilities or our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results, liquidity and financial condition.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of COVID-19 could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

We have experienced significant COVID-19-related disruptions to our businesses and if we are unable to re-commence normal operations in the near-to-medium term, we may be unable to maintain compliance with the financial covenants or borrowing base requirements in certain of our debt facilities.

Under the terms of certain of our debt facilities, including the AR Securitization and Credit Revolver, we are required to maintain certain financial covenants or satisfy certain borrowing basis requirements. As a result of the COVID-19 pandemic, our operations have been and could be further disrupted and if we are unable to re-commence normal operations in the near-to-medium term, we may be not be able to satisfy such requirements.

Covenant waivers may result in us incurring additional fees associated with obtaining the waiver, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable to us under these debt facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the restrictions in our indebtedness. There can be no assurance that we would be able to obtain future waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, we would be in default of such agreements, which could result in cross defaults to our other debt agreements. As a consequence, we would need to refinance or repay the applicable debt facility or facilities, and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities.

With respect to each of these debt facilities, if we were unable to obtain a waiver or refinance or repay such debt facilities, it would lead to an event of default under such facilities, which could lead to an acceleration of the indebtedness under such debt facilities. In turn, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contract liabilities. As a result, the inability to obtain the covenant waivers described above would have a material adverse effect.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1†
2020 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2020).

10.2*†
Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to Employees (Management Committee).

10.3*†	Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer.
10.4*†	Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Management Committee).
10.5*†	Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer.
10.6*†	Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer.
10.7*
Eighth Omnibus Amendment dated as of March 20, 2020, to Amended and Restated Loan and Servicing Agreement, dated as of October 2, 2019, among Jarden Receivables, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association and Royal Bank of Canada, each as an Issuing lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent.

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

NEWELL BRANDS INC. Registrant

Date:	May 1, 2020	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer & President, Business Operations

Date:	May 1, 2020	/s/ Robert A. Schmidt
Robert A. Schmidt
Senior Vice President, Chief Accounting Officer