Form 10-Q
period 2020-06-30
NEWELL BRANDS INC.
filed 2020-08-05
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of August 3, 2020: 424.3 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$2,111	$2,480	$3,997	$4,522
Cost of products sold	1,447	1,615	2,716	3,002
Gross profit	664	865	1,281	1,520
Selling, general and administrative expenses	488	612	1,036	1,181
Restructuring costs, net	8	8	10	19
Impairment of goodwill, intangibles and other assets	5	14	1,480	77
Operating income (loss)	163	231	(1,245)	243
Non-operating expenses:
Interest expense, net	71	78	134	158
Other (income) expense, net	(1)	—	11	26
Income (loss) before income taxes	93	153	(1,390)	59
Income tax provision (benefit)	15	30	(189)	10
Income (loss) from continuing operations	78	123	(1,201)	49
Loss from discontinued operations, net of tax	—	(33)	—	(110)
Net income (loss)	$78	$90	$(1,201)	$(61)

Weighted average common shares outstanding:
Basic	424.2	423.3	424.0	423.3
Diluted	424.7	423.5	424.0	423.6
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.18	$0.29	$(2.83)	$0.12
Loss from discontinued operations	—	(0.08)	—	(0.26)
Net income (loss)	$0.18	$0.21	$(2.83)	$(0.14)
Diluted:
Income (loss) from continuing operations	$0.18	$0.29	$(2.83)	$0.12
Loss from discontinued operations	—	(0.08)	—	(0.26)
Net income (loss)	$0.18	$0.21	$(2.83)	$(0.14)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net income (loss)	$78	$90	$(1,201)	$(61)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	35	25	(121)	23
Unrecognized pension and postretirement costs	16	(11)	11	(24)
Derivative financial instruments	(2)	1	24	(8)
Total other comprehensive income (loss), net of tax	49	15	(86)	(9)
Comprehensive income (loss)	$127	$105	$(1,287)	$(70)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$619	$349
Accounts receivable, net	1,641	1,842
Inventories	1,714	1,606
Prepaid expenses and other	312	313
Total current assets	4,286	4,110
Property, plant and equipment, net	1,118	1,155
Operating lease assets, net	553	615
Goodwill	3,496	3,709
Other intangible assets, net	3,561	4,916
Deferred income taxes	860	776
Other assets	383	361
Total assets	$14,257	$15,642
Liabilities:
Accounts payable	$1,157	$1,102
Accrued compensation	159	204
Other accrued liabilities	1,199	1,340
Short-term debt and current portion of long-term debt	402	332
Total current liabilities	2,917	2,978
Long-term debt	5,781	5,391
Deferred income taxes	471	625
Long-term operating lease liabilities	494	541
Other noncurrent liabilities	1,078	1,111
Total liabilities	10,741	10,646
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2020 and December 31, 2019)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 448.2 shares and 447.1 shares issued at June 30, 2020 and December 31, 2019)	448	447
Treasury stock, at cost (24.0 shares and 23.6 shares issued at June 30, 2020 and December 31, 2019)	(597)	(590)
Additional paid-in capital	8,252	8,430
Retained deficit	(3,605)	(2,404)
Accumulated other comprehensive loss	(1,006)	(920)
Stockholders’ equity attributable to parent	3,492	4,963
Stockholders’ equity attributable to noncontrolling interests	24	33
Total stockholders’ equity	3,516	4,996
Total liabilities and stockholders’ equity	$14,257	$15,642
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,201)	$(61)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	176	174
Impairment of goodwill, intangibles and other assets	1,480	189
Loss from sale of businesses, net	—	2
Deferred income taxes	(249)	(38)
Stock based compensation expense	18	20
Loss on change in fair value of investments	1	18
Other, net	—	3
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	138	75
Inventories	(145)	(295)
Accounts payable	71	41
Accrued liabilities and other	(157)	(137)
Net cash provided by (used in) operating activities	132	(9)
Cash flows from investing activities:
Proceeds from sale of divested businesses	—	740
Capital expenditures	(94)	(115)
Other investing activities, net	6	(3)
Net cash provided by (used in) investing activities	(88)	622
Cash flows from financing activities:
Net payments of short term debt	(26)	(10)
Proceeds from issuance of debt, net of debt issuance costs	493	—
Payments on current portion of long-term debt	—	(268)
Payments on long-term debt	(18)	(5)
Loss on extinguishment of debt	—	(3)
Cash dividends	(197)	(195)
Equity compensation activity and other, net	(13)	(5)
Net cash provided by (used in) financing activities	239	(486)
Exchange rate effect on cash, cash equivalents and restricted cash	(20)	2
Increase in cash, cash equivalents and restricted cash	263	129
Cash, cash equivalents and restricted cash at beginning of period	371	496
Cash, cash equivalents and restricted cash at end of period	$634	$625
Supplemental disclosures:
Restricted cash at beginning of period	$22	$—
Restricted cash at end of period	15	—
Net cash provided by discontinued operating activities	—	14
Net cash provided by discontinued investing activities	—	726
Capital expenditures for discontinued operations	—	14
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2020	$448	$(596)	$8,340	$(3,683)	$(1,055)	$3,454	$25	$3,479
Comprehensive income	—	—	—	78	49	127	—	127
Dividends declared on common stock	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	(1)	10	—	—	9	—	9
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516

Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(1,201)	(86)	(1,287)	—	(1,287)
Dividends declared on common stock	—	—	(195)	—	—	(195)	—	(195)
Equity compensation, net of tax	1	(7)	17	—	—	11	—	11
Distribution to non-controlling interests holder	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2019	$447	$(588)	$8,688	$(2,662)	$(937)	$4,948	$35	$4,983
Comprehensive income	—	—	—	90	15	105	—	105
Dividends declared on common stock	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	(1)	15	—	—	14	—	14
Balance at June 30, 2019	$447	$(589)	$8,605	$(2,572)	$(922)	$4,969	$35	$5,004

Balance at December 31, 2018	$446	$(585)	$8,781	$(2,511)	$(913)	$5,218	$35	$5,253
Comprehensive loss	—	—	—	(61)	(9)	(70)	—	(70)
Dividends declared on common stock	—	—	(196)	—	—	(196)	—	(196)
Equity compensation, net of tax	1	(4)	20	—	—	17	—	17
Balance at June 30, 2019	$447	$(589)	$8,605	$(2,572)	$(922)	$4,969	$35	$5,004

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2019, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation.

In connection with the Company’s previous decision to retain the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses, and the Mapa/Spontex and Quickie businesses, the Company realigned its management reporting structure in the third and fourth quarters of 2019. Additional changes to the Company's management reporting structure were made by the chief operating decision maker during the second quarter of 2020 which resulted in a further realignment of its reportable segments. As a result, the Company now operates and reports financial information in the following five reportable segments: Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development, and Outdoor and Recreation. The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate (see Footnote 17). All prior periods have been reclassified to conform to the current reporting structure.

Use of Estimates and Risks & Uncertainty of Coronavirus (COVID-19)

Beginning late in the fourth quarter 2019 and into 2020, a novel strain of the coronavirus, or COVID-19, initially resulted in travel disruption and impacted portions of the Company’s and its suppliers’ operations in China. Since then, the spread of COVID-19 has developed into a global pandemic, impacting the economies of most countries around the world. The Company’s global operations, similar to those of many large, multi-national corporations, have been adversely impacted by the COVID-19 pandemic.
During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company had experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. As a result, the Company performed an impairment test for its goodwill and indefinite-lived intangible assets. In addition, the Company performed a recoverability test for its long-lived assets which primarily include finite-lived intangible assets, property plant and equipment and right of use lease assets. As a result of the impairment testing performed in connection with the triggering event, the Company determined that certain of its goodwill, indefinite-lived intangible assets, property plant and equipment and right of use operating leases assets were impaired. During the first quarter of 2020, the Company recorded an aggregate non-cash charge of approximately $1.5 billion in connection with these impairments. See Footnotes 6, 7 and 13 for further information.
As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, especially in areas where conditions have recently worsened. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its businesses, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the current circumstances continue to exist for a prolonged period of time. While the effects that the Company has experienced in the first and second quarters have been material to its operating results, the Company has seen positive momentum and remains optimistic for sequential improvement in its financial results over the remainder of 2020, subject to improved conditions.
The consolidated condensed financial statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. As discussed above, the world is currently experiencing the global COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of our condensed consolidated financial statements. More specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. We continue to experience disruptions and anticipate this to extend into the foreseeable future, but anticipate an eventual return to normal demand. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to management’s estimates and assumptions, especially if the severity worsens or duration lengthens. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Discontinued Operations

On December 31, 2019, the Company completed the sale of The United States Playing Card Company and other related subsidiaries (“Playing Cards business") to Cartamundi Inc. and Cartamundi España S.L., which completed its previously announced Accelerated Transformation Plan (“ATP”).

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), The Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold: the Process Solutions business, Rexair Holdings Inc. (“Rexair”) and the Playing Cards business. These businesses were classified as discontinued operations in periods prior to January 1, 2020.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and six months ended June 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effects of the adoption of ASU 2019-12.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

Adoption of New Accounting Guidance

The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards and updated accounting policies.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. ASU 2016-13, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective January 1, 2020. The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements. The Company's reserves for expected credit losses at June 30, 2020 and December 31, 2019 were $37 million and $29 million respectively.

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

Sales of Accounts Receivables

During the first quarter of 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) to increase the amount of certain customer receivables that may be sold. Subsequent to the amendment, the balance of factored receivables at the end of the first and second quarters of 2020 were approximately $300 million, an increase of approximately $100 million from the balance at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

The Company completed its previously announced ATP on December 31, 2019. As such, there were no businesses held for sale at June 30, 2020, nor income or loss from discontinued operations for the three and six months ended June 30, 2020. The following table provides a summary of amounts included in discontinued operations for the 2019 periods indicated (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$92	$303
Cost of products sold	67	227
Gross profit	25	76
Selling, general and administrative expenses	13	38
Impairment of goodwill, intangibles and other assets	—	112
Operating income (loss)	12	(74)
Non-operating (income) expense, net	5	—
Income (loss) before income taxes	7	(74)
Income tax provision	40	36
Net loss	$(33)	$(110)

2019 Divestiture Activity

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the company recorded a pre-tax gain of $6 million, which is included in the net loss from discontinued operations.
On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and six months ended June 30, 2019, the company recorded a pre-tax loss of $22 million, which is included in the net loss from discontinued operations.

On December 31, 2019, the Company sold its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary working capital and other post-closing adjustments.
During the six months ended June 30, 2019, the Company recorded impairment charges totaling $112 million, which is included in the loss from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

Footnote 3 — Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component, net of tax, for the six months ended June 30, 2020 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2019	$(479)	$(399)	$(42)	$(920)
Other comprehensive income (loss) before reclassifications	(121)	2	23	(96)
Amounts reclassified to earnings	—	9	1	10
Net current period other comprehensive income (loss)	(121)	11	24	(86)
Balance at June 30, 2020	$(600)	$(388)	$(18)	$(1,006)

For the three and six months ended June 30, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pretax expense of $5 million and $2 million, respectively, pretax expense of $11 million and $4 million, respectively, and primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other (income) expense, net. For the three and six months ended June 30, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were nil and pre-tax income of $1 million, respectively, and pre-tax expense of $1 million and pre-tax income of $5 million, respectively (see Footnote 10).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency translation adjustments	$6	$—	$(1)	$—
Unrecognized pension and postretirement costs	(5)	4	(2)	8
Derivative financial instruments	2	—	(7)	2
Income tax (expense) benefit related to AOCL	$3	$4	$(10)	$10

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
Restructuring costs, net incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Appliances and Cookware	$—	$2	$—	$2
Commercial Solutions	2	1	2	1
Home Solutions	4	1	5	6
Learning and Development	—	1	1	5
Outdoor and Recreation	1	1	1	1
Corporate	1	2	1	4
	$8	$8	$10	$19

Accrued restructuring costs activity for the six months ended June 30, 2020 are as follows (in millions):

	Balance at December 31, 2019	Restructuring Costs, Net	Payments	Balance at June 30, 2020
Employee severance and termination benefits	$10	$9	$(6)	$13
Exited contractual commitments and other	12	1	(7)	6
	$22	$10	$(13)	$19

2020 Restructuring Plan
The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. Restructuring costs associated with this program, which primarily relate to the Home Solutions and Commercial Solutions segments, include employee-related costs, including severance and other termination benefits. During the three and six months ended June 30, 2020, the Company recorded charges of $8 million in connection with the program. The Company currently estimates aggregate restructuring charges of approximately $10 million associated with this program to be incurred over the entirety of 2020. All cash payments are expected to be paid within one year of charges incurred.
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

Footnote 5 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Raw materials and supplies	$301	$231
Work-in-process	157	135
Finished products	1,256	1,240
	$1,714	$1,606

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Land	$82	$86
Buildings and improvements	644	641
Machinery and equipment	2,176	2,151
	2,902	2,878
Less: Accumulated depreciation	(1,784)	(1,723)
	$1,118	$1,155

Depreciation expense for continuing operations was $46 million and $41 million for the three months ended June 30, 2020 and 2019, respectively, and $94 million and $81 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense for discontinued operations was nil for the three and six months ended June 30, 2019, as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash fixed asset impairment charge of approximately $1 million during the six months ended June 30, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. See Footnote 1 for further information.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2020 is as follows (in millions):

				June 30, 2020
Segments	Net Book Value at December 31, 2019	Impairment Charges	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$212	$(212)	$—	$744	$(744)	$—
Commercial Solutions	747	—	—	1,241	(494)	747
Home Solutions	164	—	—	2,392	(2,228)	164
Learning and Development	2,586	—	(1)	3,431	(846)	2,585
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,709	$(212)	$(1)	$8,596	$(5,100)	$3,496

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the goodwill associated with its Appliances and Cookware reporting unit was fully impaired. During the six months ended June 30, 2020, the Company recorded an impairment charge of $212 million to reflect the impairment of its goodwill. See Footnote 1 for further information.

During the three and six months ended June 30, 2019, the Company recorded an impairment charge of $11 million and $74 million, respectively, to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale.

Other intangible assets, net are comprised of the following at the dates indicated (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$2,292	$—	$2,292	$3,560	$—	$3,560	N/A
Trade names — other	158	(52)	106	169	(50)	119	2-15
Capitalized software	602	(460)	142	587	(435)	152	3-12
Patents and intellectual property	123	(100)	23	135	(102)	33	3-14
Customer relationships and distributor channels	1,248	(250)	998	1,328	(283)	1,045	3-30
Other	—	—	—	109	(102)	7	3-5
	$4,423	$(862)	$3,561	$5,888	$(972)	$4,916

Amortization expense for intangible assets for continuing operations was $39 million and $46 million for the three months ended June 30, 2020 and 2019, respectively, and $82 million and $93 million for the six months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets for discontinued operations was nil for the three and six months ended June 30, 2019, as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development and Outdoor and Recreation segments were impaired. During the six months ended June 30, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values as follows:

Six Months Ended June 30, 2020
Impairment of indefinite-lived intangibles assets
Appliances and Cookware	$87
Commercial Solutions	320
Home Solutions	290
Learning and Development	78
Outdoor and Recreation	482
$1,257
There were no impairments of indefinite-lived tradenames recorded during the six months ended June 30, 2019.

The Company believes the circumstances and global disruption caused by COVID-19 will continue to affect its businesses, operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs, including the current trade negotiations with China. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the future.

In addition, as a result of several impairment charges recorded over the past three years and most recently at March 31, 2020, some of the Company's reporting units and several of the Company's indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

At March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of certain indefinite-lived intangibles in the Company’s Home Solutions and Learning and Development segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home Solutions and Learning and Development of $6 million, $6 million and $16 million, respectively. There were no additional impairments during the three months ended June 30, 2020.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	June 30, 2020	December 31, 2019
Customer accruals	$516	$605
Operating lease liabilities	136	132
Accrued self-insurance liabilities, contingencies and warranty	108	124
Accrued income taxes	107	114
Accrued interest expense	69	63
Accruals for manufacturing, marketing and freight expenses	42	50
Other	221	252
	$1,199	$1,340

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2020	December 31, 2019
4.70% senior notes due 2020	$305	$305
3.15% senior notes due 2021	94	94
3.75% senior notes due 2021	341	342
4.00% senior notes due 2022	249	249
3.85% senior notes due 2023	1,388	1,388
4.00% senior notes due 2024	200	199
4.875% senior notes due 2025	492	—
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,972	1,986
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Commercial paper	—	25
Other debt	22	15
Total debt	6,183	5,723
Short-term debt and current portion of long-term debt	(402)	(332)
Long-term debt	$5,781	$5,391

Credit Revolver and Commercial Paper

On November 1, 2019, S&P Global Inc. ("S&P") downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated.

Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. At June 30, 2020, the Company did not have any amounts outstanding under the Credit Revolver.

Senior Notes

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $493 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up, provisions of certain other notes described below. The 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility and intends to use a portion of the proceeds for the repayment or redemption of the 4.70% Senior Notes due 2020.
In March 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

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

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At June 30, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

Other
The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,466	$6,161	$5,990	$5,683
The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At June 30, 2020, $3 million of deferred gains have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.
Footnote 10—Derivatives
From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Contracts
The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company may use fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps would be used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps would be used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense.
Fair Value Hedges
At June 30, 2020, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due in August 2020 and $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and six months ended June 30, 2020, the Company recognized income of $4 million and $7 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2020, the Company had approximately $212 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2020, the Company had approximately $767 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.
The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

	June 30, 2020		December 31, 2019
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$8	$—	$1	$13
Fair value hedges:
Interest rate swaps	8	—	2	1
Net investment hedges:
Cross-currency swaps	10	6	—	—
Derivatives not designated as effective hedges:
Foreign currency contracts	13	11	10	4
Total	$39	$17	$13	$18

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other noncurrent assets
Liability: Other accrued liabilities, and current and noncurrent liabilities

The following tables present gain and loss activity (on a pretax basis) for the three months ended June 30, 2020 and 2019 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	(5)	1	1	2
Commodity contracts	Cost of products sold	—	—	1	—
Cross-currency swaps	Other (income) expense, net	(17)	—	—	—
Total		$(22)	$—	$2	$1

		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3)	$—	$(3)
Foreign currency contracts	Net sales and cost of products sold	30	2	(5)	8
Commodity contracts	Cost of products sold	—	—	—	—
Cross-currency swaps	Other (income) expense, net	4	—	—	—
Total		$34	$(1)	$(5)	$5

At June 30, 2020, deferred net gains of approximately $16 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and six months ended June 30, 2020, the Company recognized expense of $3 million and income of $9 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. During the three and six months ended June 30, 2019, the Company recognized expense of $4 million and $10 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 11 — Employee Benefit and Retirement Plans
The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$1	$1
Interest cost	9	13	3	3
Expected return on plan assets	(15)	(15)	(1)	(3)
Amortization, net	6	4	—	1
Total expense	$—	$2	$3	$2

	Pension Benefits
	Six Months Ended June 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$2	$3
Interest cost	18	25	5	6
Expected return on plan assets	(30)	(30)	(3)	(6)
Amortization, net	12	8	1	1
Settlements	1	—	—	—
Total expense	$1	$3	$5	$4

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost	$1	$1	$1	$1
Amortization, net	(2)	(3)	(3)	(5)
Total income	$(1)	$(2)	$(2)	$(4)

The components of net periodic pension and postretirement costs other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2020 and 2019 was 16.1% and 19.6%, respectively, and for the six months ended June 30, 2020 and 2019 was 13.6% and 16.9%, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the six months ended June 30, 2020 and 2019 was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and six months ended June 30, 2020 were also impacted by certain discrete tax items. Income tax expense for three months ended June 30, 2020 included a discrete tax benefit of $23 million associated with the execution of certain tax planning strategies, partially offset by $4 million of additional interest related to uncertain tax positions. Income tax expense for the six months ended June 30, 2020 also included a discrete tax benefit of $15 million related to statute of limitations expirations and $8 million of prior period adjustments identified during the first quarter of 2020 offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $8 million of excess book deductions related to equity-based compensation, $4 million for additional interest related to uncertain tax positions, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

Income tax expense for the three months ended June 30, 2019 included discrete tax benefits of $13 million for a withholding tax refund received from Switzerland by the Company and $11 million related to changes in the tax status of certain entities in various non-U.S. jurisdictions, offset by discrete tax expense of $14 million for excess book deductions for equity-based compensation, $5 million for the accrual of interest related to the Company's uncertain tax liabilities. Income tax expense for the six months ended June 30, 2019 included a discrete tax benefit of $10 million for certain state tax return to provision adjustments offset by tax expense of $4 million for additional interest related to uncertain tax liabilities.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Temporary Regulations and concluded the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 13 — Leases
Supplemental Condensed Consolidated Balance Sheet information related to leases for the periods indicated, are as follows (in millions):

	Classification	June 30, 2020	December 31, 2019
Assets
Operating leases	Operating lease assets, net (1)	$553	$615
Finance leases	Property, plant and equipment, net (2)	12	15
Total lease assets		$565	$630
Liabilities
Current
Operating leases	Other accrued liabilities	$136	$132
Finance leases	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating leases	Long-term operating lease liabilities	494	541
Finance leases	Long-term debt	7	10
Total lease liabilities		$640	$686

(1) During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of overall macroeconomic conditions and developments in the equity and credit markets primarily driven by the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets at the lowest level for which identifiable cash flows are available to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash impairment charge of $3 million during the three months ended March 31, 2020 in the Home Solutions segment related to the operating leases of its Yankee Candle retail store business. In addition, the Company recorded an impairment charge of $2 million in the Corporate segment to reflect a reduction in the carrying values of certain operating lease assets during the first quarter of 2020. The impairment charges were calculated by subtracting the estimated fair value of the asset group from its carrying value.

During the second quarter of 2020, the Company also concluded that a triggering event had occurred for its Home Fragrance right of use assets as a result of further deterioration of the business' financial performance, primarily driven by the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets at the lowest level for which identifiable cash flows are available to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash impairment charge of $5 million during the three months ended June 30, 2020 in the Home Solutions segment related to the operating leases of its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value.
(2) Net of accumulated depreciation of $10 million and $8 million at June 30, 2020 and December 31, 2019.
Components of lease expense as of the date indicated, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Operating lease cost (1)	$44	$54	$92	$107
Variable lease costs (2)	5	7	11	13
Finance lease cost:
Amortization of leased assets	1	1	2	2
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates as of the date indicated, are as follows:

June 30, 2020
Weighted average remaining lease term (years):
Operating leases	7
Finance leases	3
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.4%
Supplemental cash flow information related to leases for the periods indicated are as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89	$99
Financing cash flows from finance leases	2	2
Right of use assets obtained in exchange for lease liabilities:
Operating leases	29	101
Finance leases	—	7
Maturities of lease liabilities for continuing operations at June 30, 2020, are as follows (in millions):

	Operating Leases	Finance Leases
2020 (Excludes six months ended June 30, 2020)	$87	$2
2021	145	4
2022	121	3
2023	92	1
2024	74	—
Thereafter	216	—
Total lease payments	735	10
Less: imputed interest	(105)	—
Present value of lease liabilities	$630	$10

Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding	424.2	423.2	424.0	423.1
Share-based payment awards classified as participating securities (1)	—	0.1	—	0.2
Basic weighted average shares outstanding	424.2	423.3	424.0	423.3
Dilutive securities (2)	0.5	0.2	—	0.3
Diluted weighted average shares outstanding	424.7	423.5	424.0	423.6
(1)For the three months ended June 30, 2020 and 2019, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)The six months ended June 30, 2020 excludes 0.8 million of potentially dilutive share-based awards as their effect would be anti-dilutive.
At June 30, 2020, there were 0.7 million potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 15 — Share-Based Compensation

During the six months ended June 30, 2020, the Company awarded 1.3 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $28 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2020, the Company also awarded 0.7 million time-based RSUs with an aggregate grant date fair value of $13 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

During the six months ended June 30, 2020, the Company also awarded 1.1 million time-based stock options with an aggregate grant date fair value of $6 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the six months ended June 30, 2020, is as follows:

Risk-free interest rates	1.4%
Expected volatility	41.3%
Expected dividend yield	3.9%
Expected life (in years)	6.2
Exercise price	$19.67
Intrinsic value	$—

Dividends per share for both the three and six months ended June 30, 2020 and 2019 were $0.23 and $0.46, respectively.

Footnote 16 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	June 30, 2020				December 31, 2019
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$39	$—	$39	$—	$13	$—	$13
Liabilities	—	(17)	—	(17)	—	(18)	—	(18)
Investment securities, including mutual funds	8	—	—	8	10	1	—	11
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
During the first quarter of 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At June 30, 2020, the fair value of the equity investment was $8 million. For equity investments with readily determinable fair values held at June 30, 2020, the Company recorded $2 million of unrealized gains and $1 million of unrealized losses within other (income) expense, net in the Condensed Consolidated Statement of Operations for the three months period ended June 30, 2020 and 2019, respectively, and $1 million and $6 million of unrealized losses for the six months period June 30, 2020 and 2019, respectively.
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

Footnote 17 — Segment Information

During the first quarter of 2020, the Company appointed separate Chief Executive Officers for its Food and Commercial business units, each reporting directly to the chief operating decision maker (CODM). The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that the Food and Commercial business units were two separate operating segments but met the requirements to be aggregated into a single reportable segment, pursuant to authoritative accounting literature, as they had similar economic and qualitative characteristics.

During the second quarter of 2020, the Company implemented further changes to its management reporting structure, which included:
•The appointment of Chief Executive Officers for the Appliances and Cookware and Outdoor and Recreation business units;
•Expanding the responsibilities of the Food business unit Chief Executive Officer to include oversight of the Home Fragrance business unit; and
•Expanding the responsibilities of the Commercial business unit Chief Executive Officer to include oversight of the Connected Home & Security business unit.

The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that it had the following five primary reportable segments:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions, hygiene systems and material handling solutions, connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food storage and home storage products, fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities

(1) Ball® TM of Ball Corporation, used under license.

This new structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. As a result of these changes, net sales, operating income (loss) and impairment of goodwill and indefinite-lived intangible assets for the three and six months ended June 30, 2019 and segment assets as of December 31, 2019 have been recast for the new segment structure. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales (1)
Appliances and Cookware	$359	$362	$650	$692
Commercial Solutions	413	454	826	868
Home Solutions	355	372	702	743
Learning and Development	631	849	1,159	1,430
Outdoor and Recreation	353	443	660	789
	$2,111	$2,480	$3,997	$4,522

Operating income (loss) (2)
Appliances and Cookware	$10	$6	$(298)	$2
Commercial Solutions	40	53	(232)	45
Home Solutions	29	4	(262)	(1)
Learning and Development	126	217	131	306
Outdoor and Recreation	25	40	(449)	52
Corporate	(59)	(81)	(125)	(142)
Restructuring	(8)	(8)	(10)	(19)
	$163	$231	$(1,245)	$243

			June 30, 2020	December 31, 2019
Segment assets
Appliances and Cookware			$1,097	$1,468
Commercial Solutions			2,394	2,731
Home Solutions			3,027	3,327
Learning and Development			5,170	4,800
Outdoor and Recreation			1,217	1,570
Corporate			1,352	1,746
			$14,257	$15,642

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Impairment of goodwill and indefinite-lived intangibles assets (3)
Appliances and Cookware	$—	$—	$299	$—
Commercial Solutions	—	11	320	74
Home Solutions	—	—	290	—
Learning and Development	—	—	78	—
Outdoor and Recreation	—	—	482	—
	$—	$11	$1,469	$74

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
(3)During the six months ended June 30, 2020, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. During the six months ended June 30, 2019, the Company recorded an impairment charge to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale. See Footnote 7 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended June 30, 2020
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$359	$—	$—	$—	$—	$359
Commercial	—	357	—	—	—	357
Connected Home Security	—	56	—	—	—	56
Food	—	—	253	—	—	253
Home Fragrance	—	—	102	—	—	102
Baby and Parenting	—	—	—	239	—	239
Writing	—	—	—	392	—	392
Outdoor and Recreation	—	—	—	—	353	353
Total	$359	$413	$355	$631	$353	$2,111

North America	$223	$304	$300	$490	$218	$1,535
International	136	109	55	141	135	576
Total	$359	$413	$355	$631	$353	$2,111

	Three Months Ended June 30, 2019
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$362	$—	$—	$—	$—	$362
Commercial	—	364	—	—	—	364
Connected Home Security	—	90	—	—	—	90
Food	—	—	200	—	—	200
Home Fragrance	—	—	172	—	—	172
Baby and Parenting	—	—	—	290	—	290
Writing	—	—	—	559	—	559
Outdoor and Recreation	—	—	—	—	443	443
Total	$362	$454	$372	$849	$443	$2,480

North America	$220	$345	$296	$630	$277	$1,768
International	142	109	76	219	166	712
Total	$362	$454	$372	$849	$443	$2,480

	Six Months Ended June 30, 2020
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$650	$—	$—	$—	$—	$650
Commercial	—	693	—	—	—	693
Connected Home Security	—	133	—	—	—	133
Food	—	—	437	—	—	437
Home Fragrance	—	—	265	—	—	265
Baby and Parenting	—	—	—	483	—	483
Writing	—	—	—	676	—	676
Outdoor and Recreation	—	—	—	—	660	660
Total	$650	$826	$702	$1,159	$660	$3,997

North America	$407	$606	$567	$864	$410	$2,854
International	243	220	135	295	250	1,143
Total	$650	$826	$702	$1,159	$660	$3,997

	Six Months Ended June 30, 2019
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$692	$—	$—	$—	$—	$692
Commercial	—	694	—	—	—	694
Connected Home Security	—	174	—	—	—	174
Food	—	—	375	—	—	375
Home Fragrance	—	—	368	—	—	368
Baby and Parenting	—	—	—	526	—	526
Writing	—	—	—	904	—	904
Outdoor and Recreation	—	—	—	—	789	789
Total	$692	$868	$743	$1,430	$789	$4,522

North America	$434	$652	$579	$1,021	$490	$3,176
International	258	216	164	409	299	1,346
Total	$692	$868	$743	$1,430	$789	$4,522

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

On July 19, 2019, the Court issued an order in which it determined that the fair value of the remaining Jarden shares at the date of the Merger was $48.31 per share, reflecting approximately $140 million in value to be paid to the remaining dissenting shareholders. The Court also ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. On July 26, 2019, the remaining dissenting shareholders filed a Motion for Reargument asking the Court to amend its valuation to no less than the deal price of $59.21 per share. On September 16, 2019, the Court denied the Motion for Reargument and affirmed its $48.31 per share valuation. The Court entered judgment on October 2, 2019. On October 4, 2019, the Company paid the judgment in the amount of approximately $177 million, which cut off interest accumulation on the judgment amount. The Company reflected $171 million and $6 million as a financing cash outflow and operating cash outflow, respectively, within the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2019. On November 1, 2019, the dissenting shareholders filed an appeal to the Supreme Court of Delaware. On July 9, 2020, the Supreme Court of Delaware affirmed the judgment.

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Outdoor and Recreation segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. In late 2019, the Company discovered that some product that had been inspected and subsequently resold or used as replacement lids for the recall was exhibiting the same type of separation of the spout from the lid base. The Company investigated the issue and ultimately determined to extend the recall to include the inspected product. The Company has reported this conclusion to the relevant authorities and on February 19, 2020 announced an expansion of the recall. The Company has incurred inception to date charges associated with this matter of $22 million, including $2 million during the six months ended June 30, 2020, net of recoveries from a third-party manufacturer.

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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2020 was $43 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from approximately $1 million to $2 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional approximately $2 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper nine miles. The cost estimates for these alternatives ranged from approximately $28 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a draft Interim Remedy FS (the “Draft IR FS”) on August 12, 2019, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these alternatives range from approximately $6 million to $460 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper nine miles in 2020.

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

At June 30, 2020, the Company had approximately $50 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements
Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,”, “explore”, “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” "remains optimistic for," or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results, including the impact of the COVID-19 pandemic. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
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

Overview
Newell Brands is a global marketer of consumer and commercial products that make life better every day for consumers, where they live, learn, work and play. Our products are marketed under a strong portfolio of leading brands, including Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Rubbermaid®, Contigo®, First Alert®, Mapa®, Spontex®, Quickie® and Yankee Candle®. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

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

Organizational Structure

During the second quarter of 2020, the Company implemented further changes to its management reporting structure which required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that it had the following five primary reportable segments:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions, hygiene systems and material handling solutions, connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food storage and home storage products, fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) Ball® TM of Ball Corporation, used under license.

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

Recent Developments

Coronavirus (COVID-19)

Beginning late in the fourth quarter and into 2020, COVID-19 emerged and subsequently spread globally, ultimately being declared as a pandemic by the World Health Organization. The pandemic resulted in various federal, state and local governments as well as private entities mandating restrictions, including travel restrictions, restrictions on public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people who may have been exposed to the virus. The Company experienced significant COVID-19 related disruption to its business in three primary areas:

•Supply chain. While the majority of the Company’s factories are considered essential in their applicable jurisdictions and have remained operational, the company has experienced disruption at certain of its facilities. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in line with state government guidelines. By the end of the second quarter, substantially all of the Company's manufacturing and distribution facilities have since reopened and are operating at or near capacity. The Company's facilities are currently replenishing inventory levels that were depleted by lost production during the temporary closure period. The Company continues to face intermittent transportation and logistical challenges and expects this to persist until the conditions improve globally.

•Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remain open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors, and are only recently beginning to reopen in certain regions where conditions have improved. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on retailers' order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March, with some stores just starting to reopen towards the end of the second quarter and more expected during the third quarter.

•Consumer demand patterns. During the quarantine phase of the pandemic, consumer purchasing behavior strongly shifted to certain focused categories. While certain of the Company’s businesses have benefited from this shift, including Food, Commercial and Appliances and Cookware, others have experienced significant slowing.

In response to the COVID-19 pandemic, the Company focused on protecting the health and well-being of its employees; maintaining financial viability and business continuity; and keeping manufacturing facilities and distribution centers operating, where permitted and deemed prudent, to provide products to our consumers. The Company established internal protocols including the establishment of a COVID-19 task force to monitor the situation, as well as communications and guidance issued by foreign, federal, state and local governments. In the first quarter 2020, the Company instituted mandatory work-from-home policies for employees able to work from home in various locations around the world and implemented a number of precautionary measures at its manufacturing plants, warehouses, distribution centers and R&D centers to reduce person to person contact and improve the personal safety for our front-line employees. Furthermore, beginning in mid-March 2020, the Company temporarily closed all of the world-wide retail stores within its Home Solutions segment. As of the end of the second quarter, most of the Company’s manufacturing and distribution sites which experienced temporary closure have since reopened and are operating at or near capacity. In addition, most of the Company's office locations have reopened on a limited basis.

The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible cessation or extensions to all or part of such initiatives. As part of the Company's efforts to contain costs and maintain financial liquidity and flexibility, it has taken certain actions including: instituting a hiring freeze for non-essential roles, furloughing all field-based and most corporate retail employees in North America, effective April 1, 2020, tightening discretionary spending as well as reducing and optimizing advertising and promotional expenses. During the second quarter in response to the impact of the COVID-19 pandemic, the Company also announced a new restructuring program to reduce overhead costs, streamline certain underperforming operations and improve future profitability. See "2020 Restructuring Program" below for further information.

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, especially in areas where conditions have recently worsened. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the current circumstances continue to exist for a prolonged period of time. While the effects that the Company has experienced in the first and second quarters have been material to its operating results, the Company has seen positive momentum and remains optimistic for sequential improvement in its financial results over the remainder of 2020, subject to improved conditions.

See Footnote 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Indefinite-Lived Intangible Asset Trigger Event, Liquidity and Capital Resources, Significant Accounting Policies and Critical Estimates for information and Risk Factors in Part II, Item 1A for further information.

2020 Restructuring Program

The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. Restructuring costs associated with this program, which primarily relate to the Home Solutions and Commercial Solutions segments, include employee-related costs, including severance and other termination benefits. During the three and six months ended June 30, 2020, the Company recorded charges of $8 million in connection with the program. The Company currently estimates aggregate restructuring charges of approximately $10 million associated with this program to be incurred over the entirety of 2020.

Senior Notes Due 2025

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $493 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up, provisions of certain other notes. The 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility and intends to use a portion of the proceeds for the repayment or redemption of the 4.70% Senior Notes due 2020.

Impacts of Tariffs

The United States Trade Representative (“USTR”) has imposed increased tariffs on some Chinese goods imported into the United States, resulting in increased costs for the Company. The Company has been successful at securing from the USTR exemptions and exclusions for some of its products, with the most notable exemptions being for certain of its baby gear products, which represents a substantial portion of the Company’s tariff exposure. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and, in some cases, relocation. The Phase 1 agreement signed on January 15, 2020 with China reduced tariffs under List 4a from 15% to 7.5%, effective February 14, 2020, and suspended 301 tariffs under List 4b, which were due to go into effect on December 15, 2019. The terms of the agreement significantly reduced the estimated impact on tariffs for 2020. In spite of the agreement, a full year of previously implemented tariffs could have a material impact on the Company's operating results and cash flows, with an estimated gross impact of approximately $90 million in 2020, primarily relating to its Appliances and Cookware, Commercial Solutions, and Outdoor and Recreation businesses. During the three and six months ended June 30, 2020, the gross impact was approximately $15 million and $35 million, respectively. The Company will continue to monitor the trade negotiations and deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

U.S. Treasury Regulations

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. The Temporary Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Temporary Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company has analyzed the Temporary Regulations and concluded that the relevant Temporary Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Temporary Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Temporary Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Temporary Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Results of Operations

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$2,111	$2,480	$(369)	(14.9)%
Gross profit	664	865	(201)	(23.2)%
Gross margin	31.5%	34.9%

Operating income	163	231	(68)	(29.4)%
Operating margin	7.7%	9.3%

Interest expense, net	71	78	(7)	(9.0)%
Other (income) expense, net	(1)	—	(1)	(100.0)%
Income before income taxes	93	153	(60)	(39.2)%
Income tax provision	15	30	(15)	(50.0)%
Income tax rate	16.1%	19.6%

Diluted earnings per share - continuing operations	$0.18	$0.29
Diluted earnings (loss) per share - discontinued operations	—	(0.08)
Diluted earnings per share - attributable to common shareholders	$0.18	$0.21

Net sales for the three months ended June 30, 2020 decreased 15%, due to a decline in sales within all segments. While net sales for all segments were adversely impacted by the circumstances and disruption caused by the COVID-19 global pandemic during the second quarter, certain products within the Appliances and Cookware, Commercial Solutions and Home Solutions segments experienced an increase in demand. At this time, while the Company is unable to predict the cumulative impact, both in terms of severity and duration, that COVID-19 will have on its businesses, customers and suppliers, it has seen improving sales trends across its business units and remains optimistic for sequential improvement in its financial results over the remainder of 2020, subject to improved conditions. Some segments such as Learning and Development may face headwinds due to changes in consumer purchasing patterns. Changes in foreign currency unfavorably impacted net sales by $49 million, or 2%.

Gross profit for the three months ended June 30, 2020 decreased 23%, and gross profit margin declined to 31.5% as compared with 34.9% in the prior year period. The gross margin decline was driven by higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, product mix, and inflation related to input costs and tariffs, partially offset by productivity improvement. The decline in gross margin also reflected increased costs across most of its business units related to the COVID-19 pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment. Changes in foreign currency exchange rates unfavorably impacted gross profit by $11 million, or 2%.

As mentioned above, by the end of the first quarter of 2020 and early in the second quarter of 2020, the Company continued to experience disruption at certain of its operating facilities, as approximately 20 were temporarily closed, in line with government guidelines or due to other conditions. The Company also faced intermittent transportation and logistical challenges. By the end of the second quarter, substantially all of the Company's manufacturing and distribution facilities have since reopened and are operating at or near capacity. The Company's facilities are currently replenishing inventory levels that were depleted by lost production during the temporary closure period. The Company continues to face intermittent transportation and logistical challenges and expects this to persist until the conditions improve globally.

In addition to the decline in net sales and gross profit noted above, notable items impacting operating income for the three months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,
	2020	2019	$ Change
Impairment of goodwill and intangible assets (see Footnote 7)	$—	$11	$(11)
Transactions and related costs	1	9	(8)

Operating income for the three months ended June 30, 2020 was $163 million as compared to operating income of $231 million in the prior year period. Operating income was unfavorably impacted due to higher bad debt expense of $5 million. This performance was partially offset by lower impairment charges of goodwill and intangible assets and lower transaction and related costs associated with the completion of the Company's Accelerated Transformation Plan in the prior year, and lower overhead costs and discretionary spending, including advertising and promotional costs.

The Company anticipates that its results will continue to be adversely impacted by the COVID-19 pandemic, especially in areas where conditions have recently worsened. While the Company has deployed cost containment initiatives to mitigate the impact of the pandemic, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations. See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Interest expense, net for the three months ended June 30, 2020 decreased primarily due to lower debt levels. The weighted average interest rate for the three months ended June 30, 2020 and 2019 was approximately 4.6% and 4.5%, respectively.

Other (income) expense, net for three months ended June 30, 2020 and 2019 include the following items:

	Three Months Ended June 30,
	2020	2019
Foreign exchange (gains) losses, net	$—	$(1)
Fair value equity adjustments (see Footnote 16)	(2)	1
Other losses, net	1	—
	$(1)	$—

Income tax provision for the three months ended June 30, 2020 and 2019 was $15 million and $30 million, respectively. The effective tax rate for the three months ended June 30, 2020 was 16.1% as compared to 19.6% for the three months ended June 30, 2019. The income tax provision for the three months ended June 30, 2020 includes a discrete tax benefit of $23 million associated with the execution of certain tax planning strategies, partially offset by $4 million of additional interest related to uncertain tax positions. Income tax provision for the three months ended June 30, 2019 included a discrete tax benefit of $13 million for a withholding tax refund received from Switzerland and $11 million related to change in tax status of certain entities in various non-U.S. jurisdictions, offset by discrete tax expense of $14 million for excess book deductions for equity-based compensation and $5 million for the accrual of interest related to the Company’s uncertain tax liabilities.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements and U.S. Treasury Regulations in Recent Developments for information regarding income taxes.

Business Segment Operating Results

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Appliances and Cookware

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$359	$362	$(3)	(0.8)%

Operating income	10	6	4	66.7%
Operating margin	2.8%	1.7%

Appliances and Cookware net sales for the three months ended June 30, 2020 decreased 1%. Changes in foreign currency unfavorably impacted net sales by $25 million, or 7%, which more than offset strong sales growth of stay-at-home usage products, including cooking appliances, to larger store retail customers that have remained open during the ongoing COVID-19 pandemic, most notably in the U.S., Brazil and Australia. The second quarter performance was also impacted by continued government-imposed country-wide shutdowns as a result of the ongoing COVID-19 pandemic.

Operating income for the three months ended June 30, 2020 increased to $10 million as compared to operating income of $6 million in the prior year period. The increase in operating income is primarily due to productivity, lower discretionary spending, including advertising and promotional costs, partially offset by transactional foreign exchange losses in Latin America.

Commercial Solutions

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$413	$454	$(41)	(9.0)%

Operating income	40	53	(13)	(24.5)%
Operating margin	9.7%	11.7%

Notable items impacting operating income comparability:
Impairment of goodwill (See Footnote 7)	$—	$11

Commercial Solutions net sales for the three months ended June 30, 2020 decreased 9%, reflecting sales declines across both of its business units. The Commercial business unit sales performance reflected increased demand in consumable washroom, cleaning products and outdoor products, largely offset by weakness in the restaurant and hospitality vertical channels as a result of the ongoing COVID-19 pandemic. The decrease in the Connected Home and Security business unit was primarily due to the ongoing COVID-19 pandemic, which shifted consumer purchasing patterns and caused supply chain constraints, impacting sales to its retail and contractor channels. Changes in foreign currency unfavorably impacted net sales by $10 million, or 2%.

Operating income for the three months ended June 30, 2020 decreased to $40 million as compared to operating income of $53 million in the prior year. Operating income was unfavorably impacted by lower sales mentioned above, as well as by higher absorption costs associated with lower sales volume and the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic, higher overhead costs and negative product mix. This performance was partially offset by non-cash impairment charges of goodwill in the prior year which reflected a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale, cost containment initiatives to mitigate the impact while facilities were closed, including employee furloughs, gross productivity and lower discretionary spending, including advertising and promotional costs.

Home Solutions

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$355	$372	$(17)	(4.6)%

Operating income	29	4	25	NM
Operating margin	8.2%	1.1%

Home Solutions net sales for the three months ended June 30, 2020 decreased 5%, as sales declines in the Home Fragrance business unit more than offset strong sales performance in the Food business unit. The decrease in Home Fragrance sales was primarily due to the temporary closure of all of its North American Yankee Candle retail stores, supply chain disruptions resulting from the temporary closure of its key manufacturing facility in Massachusetts and certain third-party retail stores as a result of the ongoing COVID-19 pandemic. While the retail store closures adversely impacted results in the second quarter, some stores began reopening towards the end of the second quarter with more expected during the third quarter, subject to improved conditions in North America. The Company continues to anticipate any remaining store closures to adversely impact results for the remainder of 2020 depending on the duration of which locations remain closed. In addition, net sales declined from the exit of 17 underperforming Yankee Candle retail stores. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving and Rubbermaid Food Storage categories as a result of the ongoing COVID-19 pandemic, partially offset by supply chain disruption related to the temporary closure of the Sistema manufacturing facility in New Zealand. Changes in foreign currency unfavorably impacted net sales by $3 million, or 1%.

Operating income for the three months ended June 30, 2020 increased to $29 million as compared to $4 million in the prior year period. The increase in operating income is primarily due to cost containment initiatives to mitigate the impact while its Yankee Candle retail stores and operating facilities were closed, including employee furloughs and lower discretionary spending, including advertising and promotional costs. This increase was partially offset by lower sales as mentioned above, as well as higher absorption costs associated with lower sales volume and the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, and a non-cash impairment charge of $5 million during the current quarter related to the operating leases of its Yankee Candle retail store business.

Learning and Development

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$631	$849	$(218)	(25.7)%

Operating income	126	217	(91)	(41.9)%
Operating margin	20.0%	25.6%

Learning and Development net sales for the three months ended June 30, 2020 decreased 26%, primarily due to a shift in consumer purchasing patterns, third-party retail store closures and supply chain disruption affecting the Writing and Baby business units as a result of the ongoing COVID-19 pandemic, including the impact of the temporary closures of schools and offices. The net sales decline also reflected softening trends in the Writing business related to sales of slime-related adhesive products. While the segment experienced improving trends towards the end of the second quarter, the Company anticipates the changes in consumer purchasing patterns in the Writing business unit as well as the potential for closures or delayed reopening for schools and other higher education programs this Fall to continue to adversely impact the segment's performance through the remainder of 2020. Changes in foreign currency unfavorably impacted net sales by $7 million, or 1%.

Operating income for the three months ended June 30, 2020 decreased to $126 million as compared to $217 million in the prior year period. Operating income was unfavorably impacted by lower sales as mentioned above, as well as higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, partially offset by lower overhead and discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$353	$443	$(90)	(20.3)%

Operating income	25	40	(15)	(37.5)%
Operating margin	7.1%	9.0%

Outdoor and Recreation net sales for the three months ended June 30, 2020 decreased 20% primarily due to a shift in consumer purchasing patterns across most of its product portfolio, as a result of the ongoing COVID-19 pandemic, which trend began to improve later in the quarter. Changes in foreign currency unfavorably impacted net sales by $4 million, or 1%.

Operating income for the three months ended June 30, 2020 decreased to $25 million as compared to $40 million, primarily due to the decline in sales mentioned above, as well as higher absorption costs associated with lower sales volume, partially offset by lower overhead costs and discretionary spending, including advertising and promotional costs, as well as prior year costs associated with a product recall and productivity improvements.

Results of Operations

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$3,997	$4,522	$(525)	(11.6)%
Gross profit	1,281	1,520	(239)	(15.7)%
Gross margin	32.0%	33.6%

Operating income (loss)	(1,245)	243	(1,488)	NM
Operating margin	(31.1)%	5.4%

Interest expense, net	134	158	(24)	(15.2)%
Other expense, net	11	26	(15)	(57.7)%
Income (loss) before income taxes	(1,390)	59	(1,449)	NM
Income tax provision (benefit)	(189)	10	(199)	NM
Income tax rate	13.6%	16.9%

Diluted earnings (loss) per share - continuing operations	$(2.83)	$0.12
Diluted earnings (loss) per share - discontinued operations	—	(0.26)
Diluted loss per share - attributable to common shareholders	$(2.83)	$(0.14)

NM - Not meaningful

Net sales for the six months ended June 30, 2020 decreased 12%, due to a decline in sales within all segments. While net sales for all segments were adversely impacted by the circumstances and disruption caused by the COVID-19 global pandemic, certain products within the Appliances and Cookware, Commercial Solutions and Home Solutions segments experienced an increase in demand. At this time, while the Company is unable to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its businesses, customers and suppliers, it has seen improving sales trends across its business units and remains optimistic for sequential improvement in its financial results over the remainder of 2020, subject to improved conditions. Some segments such as Learning and Development may face headwinds due to changes in consumer purchasing patterns.

Changes in foreign currency unfavorably impacted net sales by $82 million, or 2%.

Gross profit for the six months ended June 30, 2020 decreased 16%, and gross profit margin declined to 32.0% as compared with 33.6% in the prior year period. The gross margin decline was driven by higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, product mix and inflation related to input costs and tariffs, partially offset by productivity improvement. Changes in foreign currency exchange rates unfavorably impacted gross profit by $22 million, or 2%. The decline in gross margin also reflected increased costs across most of its business units related to the COVID-19 pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment.

As mentioned above, the Company experienced disruption at certain of its operating facilities, as approximately 20 were temporarily closed, in line with government guidelines or due to other conditions. The Company also faced intermittent transportation and logistical challenges. By the end of the second quarter, substantially all of the Company's manufacturing and distribution facilities have since reopened and are operating at or near capacity. The Company's facilities are currently replenishing inventory levels that were depleted by lost production during the temporary closure period. The Company continues to face intermittent transportation and logistical challenges and expects this to persist until the conditions improve globally. See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for additional information.

In addition to the decline in net sales and gross profit noted above, notable items impacting operating income (loss) for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019	$ Change
Impairment of goodwill and intangible assets (see Footnote 7)	$1,469	$74	$1,395
Restructuring (see Footnote 4) and restructuring-related costs	23	35	(12)
Transactions and related costs	2	16	(14)

Operating loss for the six months ended June 30, 2020 was $1.2 billion as compared to operating income of $243 million in the prior year period. Operating loss for the six months ended June 30, 2020 included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.5 billion as compared to $74 million in the prior-year period, which included non-cash impairment charges of goodwill for businesses previously classified as held for sale. This performance was partially offset by continued productivity improvement from various initiatives commenced in the prior year, lower restructuring and restructuring-related charges, lower overhead costs and discretionary spending, including advertising and promotional costs, and lower transaction and related costs associated with the completion of the Company's Accelerated Transformation Plan in the prior year.

Interest expense, net for the six months ended June 30, 2020 decreased primarily due to lower debt levels. The weighted average interest rate for the six months ended June 30, 2020 and 2019 was approximately 4.4% and 4.5%, respectively.

Other expense, net for six months ended June 30, 2020 and 2019 include the following items:

	Six Months Ended June 30,
	2020	2019
Foreign exchange losses, net	$11	$8
Fair value equity adjustments (see Footnote 16)	1	18
Other (gains) losses, net	(1)	—
	$11	$26

Income tax benefit for the six months ended June 30, 2020 was $189 million as compared to an income tax provision for the six months ended June 30, 2019 of $10 million, respectively. The effective tax rate for the six months ended June 30, 2020 was 13.6% as compared to 16.9% for the six months ended June 30, 2019. The income tax benefit for the six months ended June 30, 2020 primarily relates to the impact of goodwill impairment charges and a discrete tax benefit of $23 million associated with the execution of certain tax planning strategies. The income tax provision for the six months ended June 30, 2019 primarily relates to pre-tax net income for the prior-year period.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements and U.S. Treasury Regulations in Recent Developments for information regarding income taxes.

Business Segment Operating Results

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

Appliances and Cookware

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$650	$692	$(42)	(6.1)%

Operating income (loss)	(298)	2	(300)	NM
Operating margin	(45.8)%	0.3%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$299	$—

Appliances and Cookware net sales for the six months ended June 30, 2020 decreased 6%, primarily due to changes in foreign currency, which unfavorably impacted net sales by $36 million, or 5%, as well as a continued loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitive products, which trends were partially offset by strong sales of stay at home usage products, including cooking appliances, to larger store retail customers that have remained open during the ongoing COVID-19 pandemic, most notably in the U.S. and Brazil. The second quarter performance was also negatively impacted by continued government-imposed country-wide shutdowns as a result of the ongoing COVID-19 pandemic.

Operating loss for the six months ended June 30, 2020 was $298 million as compared to operating income of $2 million in the prior year period. The operating loss is primarily due to non-cash impairment charges of goodwill and certain indefinite-lived intangible assets and transactional foreign exchange losses in Latin America, partially offset by productivity.

Commercial Solutions

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$826	$868	$(42)	(4.8)%

Operating income (loss)	(232)	45	(277)	NM
Operating margin	(28.1)%	5.2%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill (See Footnote 7)	$320	$74

Commercial Solutions net sales for the six months ended June 30, 2020 decreased 5%. The Commercial business unit performance reflected increased demand in consumable washroom, cleaning products and outdoor products, partially offset by weakness in the restaurant and hospitality vertical channels as a result of the ongoing COVID-19 pandemic. The decline in net sales was attributable to lower sales in the Connected Home and Security business unit, primarily due to the ongoing COVID-19 pandemic, which shifted consumer purchasing patterns and caused supply chain constraints, impacting sales to its retail and contractor channels. Changes in foreign currency unfavorably impacted net sales by $18 million, or 2%.

Operating loss for the six months ended June 30, 2020 was $232 million as compared operating income of $45 million in the prior year. Operating loss was unfavorably impacted by lower sales volume as mentioned above, higher non-cash impairment charges of certain indefinite-lived intangible assets, higher absorption costs associated with lower sales volume and the temporary closure of a key Connected Home and Security manufacturing facility in Mexico. This performance was partially offset by cost containment initiatives to mitigate the impact of the COVID-19 pandemic while facilities were closed, including employee furloughs, gross productivity and lower discretionary spending, including advertising and promotional costs.

Home Solutions

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$702	$743	$(41)	(5.5)%

Operating loss	(262)	(1)	(261)	NM
Operating margin	(37.3)%	(0.1)%

Notable items impacting operating loss comparability:
Impairment of intangible assets (See Footnote 7)	$290	$—

Home Solutions net sales for the six months ended June 30, 2020 decreased 6%, as sales declines in the Home Fragrance business unit more than offset strong sales performance in the Food business unit. The decrease in Home Fragrance sales was primarily due to the temporary closure of all of its North American Yankee Candle retail stores, supply chain disruptions resulting from the temporary closure of its key manufacturing facility in Massachusetts and certain third-party retail stores as a result of the ongoing COVID-19 pandemic. While the retail store closures adversely impacted results in the second quarter, some stores began reopening towards the end of the second quarter with more expected during the third quarter, subject to improved conditions in North America. The Company continues to anticipate any remaining store closures to adversely impact results for the remainder of 2020 depending on the duration of which our locations remain closed. In addition, net sales declined from the exit of 61 underperforming Yankee Candle retail stores. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving and Rubbermaid Food Storage categories as a result of the ongoing COVID-19 pandemic, partially offset by supply chain disruption related to the temporary closure of the Sistema manufacturing facility in New Zealand.

Changes in foreign currency unfavorably impacted net sales by $6 million, or 1%.

Operating loss for the six months ended June 30, 2020 increased to $262 million as compared to $1 million in the prior year period. The increase in operating loss is primarily due to non-cash impairment charges of certain indefinite-lived intangible assets noted above. Operating loss was also unfavorably impacted by lower sales volumes as mentioned above, higher absorption costs associated with lower sales volume and the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, and non-cash impairment charges of $8 million related to operating leases of its Yankee Candle retail store business. The increase in operating loss was partially offset by cost containment initiatives to mitigate the impact while Yankee Candle retail stores and operating facilities were closed, including employee furloughs, and lower discretionary spending, including advertising and promotional costs.

Learning and Development

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,159	$1,430	$(271)	(19.0)%

Operating income	131	306	(175)	(57.2)%
Operating margin	11.3%	21.4%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	$78	$—

Learning and Development net sales for the six months ended June 30, 2020 decreased 19% primarily due to the continued shift in consumer purchasing patterns, third-party retail store closures and supply chain disruptions affecting the Writing and Baby business units as a result of the ongoing COVID-19 pandemic, including the impact of the temporary closures of schools and offices. The net sales decline also reflected softening trends in the Writing business related to sales of slime-related adhesive products. While the Baby business unit has recently experienced improving trends towards the end of the second quarter, the Company anticipates these changes in consumer purchasing patterns in the Writing business unit as well as the potential for closures or delayed opening for schools and other higher education programs this Fall to continue to adversely impact the segment's performance through the remainder of 2020. Changes in foreign currency unfavorably impacted net sales by $14 million, or 1%.

Operating income for the six months ended June 30, 2020 decreased to $131 million as compared to $306 million in the prior year period. The decrease in operating income was unfavorably impacted by lower sales volume as mentioned above, higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, and non-cash impairment charges of certain indefinite-lived intangible assets. The decrease in operating income was partially offset by productivity improvements from various initiatives and lower discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$660	$789	$(129)	(16.3)%

Operating income (loss)	(449)	52	(501)	NM
Operating margin	(68.0)%	6.6%

Notable items impacting operating income (loss) comparability:
Impairment of intangible assets (See Footnote 7)	$482	$—

Outdoor and Recreation net sales for the six months ended June 30, 2020 decreased 16% primarily due to a shift in consumer purchasing patterns, as a result of the ongoing COVID-19 pandemic, which began to improve later in the second quarter. Changes in foreign currency unfavorably impacted net sales by $8 million, or 1%.

Operating loss for the six months ended June 30, 2020 was $449 million as compared to operating income of $52 million. This performance was primarily due to non-cash impairment charges of certain indefinite-lived intangibles assets, lower sales volume as noted above and higher absorption costs associated with lower sales volume, partially offset by lower overhead costs and lower discretionary spending, including advertising and promotional costs, prior year costs associated with a product recall and productivity improvements.

Liquidity and Capital Resources
Liquidity

In light of current uncertainty in the global economy, as well as equity and bond markets, due to the COVID-19 pandemic, the Company has taken several actions and may continue to take actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including, issuing debt, evaluating supply purchases, enhanced customer credit review processes, reviewing operating expenses, prioritizing capital expenditures, as well as the extension of payment terms for goods and services. The Company also has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Credit Revolver. At June 30, 2020, the Company had no drawings against the Securitization Facility and Credit Revolver. In addition, the Company does not anticipate repurchasing any of its common shares outstanding on the open market. In addition, while the Company currently believes its capital structure and cash resources can continue to support the funding of future dividends, the Company will continue to evaluate all actions to strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility and maintaining its capital allocation strategy.

At June 30, 2020, the Company had cash and cash equivalents of approximately $619 million, of which approximately $368 million was held by the Company’s non-U.S. subsidiaries. The Company’s available cash and cash equivalents, cash flows generated by operating activities and borrowing capacity, along with the actions described above, provide the Company with continued financial viability and adequate liquidity to fund its operations. The Company’s cash requirements are subject to change as business conditions warrant. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, the Company is unable to predict the duration and severity of this pandemic; however, the pandemic could continue to have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the current circumstances continue to exist for a prolonged period of time, which could impact the Company's ability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. For information regarding the impact of COVID-19 on the Company, refer to Recent Developments in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in Part II - Item 1A.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2020 and 2019 (in millions):

	2020	2019	Increase (Decrease)
Cash provided by (used in) operating activities	$132	$(9)	$141
Cash provided by (used in) investing activities	(88)	622	(710)
Cash provided by (used in) financing activities	239	(486)	725
Exchange rate effect on cash, cash equivalents and restricted cash	(20)	2	(22)
Increase in cash, cash equivalents and restricted cash	$263	$129	$134

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

As a result of the debt ratings downgrades by Moody's and S&P described in Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. As such, the Company does not expect any change in its ability to access liquidity in the short term as a result of the downgrades. On April 15, 2020, Fitch downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. At the time of filing this Quarterly Report on Form 10-Q, the Company is in compliance with all of its financial covenants.

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

Cash Flows from Operating Activities

The change in net cash provided by operating activities is primarily due to successful working capital initiatives in response to the impact of the COVID-19 pandemic, which included: enhanced customer credit review and collections processes, evaluating supply purchases and focused inventory management, and the extension of payment terms for goods and services with vendors. This change in net cash was partially offset by higher annual incentive compensation payments in the current period. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to the lapping of the proceeds from the sale of divested businesses, partially offset by lower current year capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the proceeds from the issuance of the 2025 Notes during the current quarter as compared with the payment on the current portion of long term debt in the prior year quarter. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

During the six months ended June 30, 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $493 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up, provisions of certain other notes described lower. The 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility and intends to use a portion of the proceeds for the repayment or redemption of the 4.70% Senior Notes due 2020.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. As a result of the S&P and Moody's downgrades, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Credit Revolver also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. During the second quarter of 2020, the Company drew down $125 million on the Credit Revolver and used a portion of the proceeds to repay the outstanding commercial paper of $40 million outstanding at March 31, 2020. At June 30, 2020, there were no commercial paper balance borrowings. In addition, there were approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At June 30, 2020, the net availability under the Credit Revolver was approximately $1.2 billion.

The Company maintains its $600 million Securitization Facility that matures in October 2022 and bears interest at a margin over a variable interest rate. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At June 30, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

During the first quarter of 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) to increase the amount of certain customer receivables that may be sold. Subsequent to the amendment, the balance of factored receivables at the end of the first and second quarters of 2020 were approximately $300 million, an increase of approximately $100 million from the balance at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants under these instruments at June 30, 2020.
Risk Management
From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.
Interest Rate Contracts
The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company may use fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps would be used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps would be used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense.

Fair Value Hedges
At June 30, 2020, the Company had approximately $377 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $277 million of principal on the 4.7% senior notes due in August 2020 and $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of these notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts
The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and six months ended June 30, 2020, the Company recognized income of $4 million and $7 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2020. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2020, the Company had approximately $212 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2020, the Company had approximately $767 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments at the date indicated June 30, 2020 (in millions):

June 30, 2020
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$8
Fair value hedges:
Interest rate swaps	8
Net investment hedges:
Cross-currency swaps	4
Derivatives not designated as effective hedges:
Foreign currency contracts	2
Total	$22

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually (during the fourth quarter), or more frequently if facts and circumstances warrant.

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. The Company’s operations are comprised of eight reporting units, within its five primary operating segments.

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company has experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. The Company bypassed the qualitative approach to testing goodwill and used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Appliances and Cookware segment was impaired. During, the six months ended June 30, 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value. There were no goodwill impairments recorded during the three months ended June 30, 2020.

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

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development and Outdoor and Recreation segments were impaired. During the six months ended June 30, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values.

See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

The Company believes the circumstances and global disruption caused by COVID-19 will continue to affect its businesses, operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs, including the current trade negotiations with China. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the future.

In addition, as a result of several impairment charges recorded over the past three years and most recently at March 31, 2020, some of the Company's reporting units and several of the Company's indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

At March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of certain indefinite-lived intangibles in the Company’s Home Solutions and Learning and Development segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home Solutions and Learning and Development of $6 million, $6 million and $16 million, respectively. There were no additional impairments during the three months ended June 30, 2020.

See Footnote 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at June 30, 2020, due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Previously-Reported Material Weakness

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 2020 Form 10-Q”) and in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), we reported a material weakness in our internal control over financial reporting in that the Company had not designed and maintained effective controls over the accounting for the impact of divestitures. Specifically, the Company did not design and maintain effective controls to ensure that deferred taxes were included completely and accurately in the carrying values of assets held for sale and that the intraperiod tax allocation between continuing and discontinued operations was accurate. In addition, the Company did not design and maintain effective controls to ensure that the current and noncurrent classification of assets and liabilities held for sale was accurate.

As of June 30, 2020, Management believes that the material weakness related to accounting for divestitures has been remediated. To remediate this material weakness, the Company completed the documentation and implementation of the following actions to controls:

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
•Enhanced the review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment test; and
•Hired experienced resources with substantive backgrounds in accounting for income taxes and U.S. multinational public company experience.

Management believes it has effectively designed and tested the operating effectiveness related to the review of the held for sale footnote reconciliation process, review and approval process for the underlying data utilized in determining the estimated fair value and expected form of sale reflected in the Company’s impairment tests. Accordingly, Management has concluded that the material weakness has been remediated because each component of the material weakness has been operating effectively for a sufficient period of time.

Continuing Material Weakness
We continue to have a material weakness in our internal control over financial reporting as disclosed in the First Quarter 2020 Form 10-Q and 2019 Form 10-K, in that the Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. Specifically, the Company did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and over the accuracy of determining uncertain tax positions, including but not limited to verifying that the accrued interest associated with uncertain tax positions is properly determined and recorded. These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019. Additionally, in aggregate, these control deficiencies could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, Management has determined that these control deficiencies, in aggregate, constitute a material weakness.

Remediation Plan
Management has designed and implemented the following measures to remediate the deficiencies resulting in the material weakness in the accounting for certain aspects of income taxes:

•Implemented a tax reporting software solution that has enhanced its visibility of uncertain tax positions;
•Enhanced the quarterly and annual provision process with respect to uncertain tax positions and state income taxes;
•Hired experienced resources with substantive backgrounds in accounting for income taxes; and
•Undertaken extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes.

In addition, Management continues to implement a tax reporting software solution that will enhance its state income tax reporting capabilities. While Management believes that the measures already implemented have remediated certain of the control deficiencies, the material weakness, in the aggregate, will not be considered fully remediated until all of the remaining controls operate for a sufficient period of time and Management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, liquidity, financial condition or future results. The risk described below, and the risks described in our 2019 Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may materially and adversely affect its business, liquidity, financial condition or operating results.

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

Our business may be unfavorably impacted by the fear of exposure to or actual effects of the COVID-19 pandemic or any other disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to cease particular business activities. These impacts include, but are not limited to:

•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, store closures, school closures or delayed opening for schools and other higher education programs, quarantine or other travel restrictions, or financial hardship among customers, retailers and consumers, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling; if prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition;

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

Under the terms of certain of our debt facilities, including the Securitization Facility and Credit Revolver, we are required to maintain certain financial covenants or satisfy certain borrowing basis requirements. As a result of the COVID-19 pandemic, our operations have been and could be further disrupted, and if we are unable to re-commence normal operations in the near-to-medium term, we may be not be able to satisfy such requirements.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2020:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	996	$19.90	—	$—
May	40,274	11.73	—	—
June	—	—	—	—
Total	41,270	$11.93	—
(1)The Company’s then existing share repurchase program (“SRP”) expired on December 31, 2019 and was not extended.
(2)All shares during the three months ended June 30, 2020, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On August 4, 2020 (the “Participation Date”), each of Laurel M. Hurd and Bradford R. Turner (each an “Executive” and together, the “Executives”) entered into a Waiver and Termination Agreement with the Company (the “Waiver Agreement”). Pursuant to the terms of the Waiver Agreement, commencing as of the Participation Date, the Newell Brands Executive Severance Plan (the “Executive Severance Plan”) replaced and superseded, and each Executive waived, any rights to severance payments and other severance benefits under his or her Employment Security Agreement (“ESA”) or any other written agreement between the Executive and the Company in effect as of the Participation Date. Each Executive’s awards of Company securities that (1) are outstanding upon the date of his or her termination of employment and (2) were granted prior to the Participation Date will continue to be subject to the terms of the applicable award agreements and any other plan, agreement, policy or other arrangement, including an ESA or other written compensation arrangement, to which such awards were subject as of the Participation Date. The foregoing summary is qualified in its entirety by reference to the Waiver Agreement, a form of which is filed herewith as Exhibit 10.3.

A description of the material terms, conditions, severance pay and benefits available under the Executive Severance Plan, in which Mr. Turner and Ms. Hurd will participate, was included in a Current Report on Form 8-K filed with the SEC on July 30, 2019 and is incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Form of 4.875% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 26, 2020).

10.2*†	Amendment No. 1 to the Newell Brands Employee Savings Plan, effective January 1, 2019
10.3*†	Form of Waiver and Termination Agreement between Newell Brands Inc. and Executives.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
† Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	August 5, 2020	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer & President, Business Operations

Date:	August 5, 2020	/s/ Robert A. Schmidt
Robert A. Schmidt
Senior Vice President, Chief Accounting Officer