Form 10-Q
period 2020-09-30
NEWELL BRANDS INC.
filed 2020-10-30
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 26, 2020: 424.3 million.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$2,699	$2,569	$6,696	$7,091
Cost of products sold	1,785	1,722	4,501	4,724
Gross profit	914	847	2,195	2,367
Selling, general and administrative expenses	545	630	1,581	1,811
Restructuring costs, net	4	3	14	22
Impairment of goodwill, intangibles and other assets	2	1,071	1,482	1,148
Operating income (loss)	363	(857)	(882)	(614)
Non-operating expenses:
Interest expense, net	71	75	205	233
Loss on extinguishment of debt	—	29	—	29
Other expense, net	9	7	20	33
Income (loss) before income taxes	283	(968)	(1,107)	(909)
Income tax benefit	(21)	(327)	(210)	(317)
Income (loss) from continuing operations	304	(641)	(897)	(592)
Income (loss) from discontinued operations, net of tax	—	15	—	(95)
Net income (loss)	$304	$(626)	$(897)	$(687)

Weighted average common shares outstanding:
Basic	424.3	423.4	424.1	423.3
Diluted	425.4	423.4	424.1	423.3
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.72	$(1.51)	$(2.12)	$(1.40)
Income (loss) from discontinued operations	—	0.03	—	(0.22)
Net income (loss)	$0.72	$(1.48)	$(2.12)	$(1.62)
Diluted:
Income (loss) from continuing operations	$0.71	$(1.51)	$(2.12)	$(1.40)
Income (loss) from discontinued operations	—	0.03	—	(0.22)
Net income (loss)	$0.71	$(1.48)	$(2.12)	$(1.62)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss):
Net income (loss)	$304	$(626)	$(897)	$(687)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	24	(112)	(97)	(89)
Unrecognized pension and postretirement costs	1	(9)	12	(33)
Derivative financial instruments	(7)	5	17	(3)
Total other comprehensive income (loss), net of tax	18	(116)	(68)	(125)
Comprehensive income (loss)	$322	$(742)	$(965)	$(812)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$858	$349
Accounts receivable, net	1,814	1,842
Inventories	1,718	1,606
Prepaid expenses and other	314	313
Total current assets	4,704	4,110
Property, plant and equipment, net	1,115	1,155
Operating lease assets, net	543	615
Goodwill	3,523	3,709
Other intangible assets, net	3,567	4,916
Deferred income taxes	882	776
Other assets	386	361
Total assets	$14,720	$15,642
Liabilities:
Accounts payable	$1,415	$1,102
Accrued compensation	216	204
Other accrued liabilities	1,380	1,340
Short-term debt and current portion of long-term debt	97	332
Total current liabilities	3,108	2,978
Long-term debt	5,794	5,391
Deferred income taxes	463	625
Long-term operating lease liabilities	485	541
Other noncurrent liabilities	1,120	1,111
Total liabilities	10,970	10,646
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2020 and December 31, 2019)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 448.3 shares and 447.1 shares issued at September 30, 2020 and December 31, 2019)	448	447
Treasury stock, at cost (24.0 shares and 23.6 shares issued at September 30, 2020 and December 31, 2019)	(597)	(590)
Additional paid-in capital	8,164	8,430
Retained deficit	(3,301)	(2,404)
Accumulated other comprehensive loss	(988)	(920)
Stockholders’ equity attributable to parent	3,726	4,963
Stockholders’ equity attributable to noncontrolling interests	24	33
Total stockholders’ equity	3,750	4,996
Total liabilities and stockholders’ equity	$14,720	$15,642
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(897)	$(687)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	267	325
Impairment of goodwill, intangibles and other assets	1,482	1,260
Loss from sale of businesses, net	9	—
Deferred income taxes	(293)	(296)
Stock based compensation expense	28	29
Loss on change in fair value of investments	1	19
Other, net	—	4
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	(19)	146
Inventories	(139)	(246)
Accounts payable	323	(30)
Accrued liabilities and other	58	(100)
Net cash provided by operating activities	820	424
Cash flows from investing activities:
Proceeds from sale of divested businesses	15	754
Capital expenditures	(158)	(172)
Other investing activities, net	5	(1)
Net cash provided by (used in) investing activities	(138)	581
Cash flows from financing activities:
Net short-term debt	(26)	279
Proceeds from issuance of debt, net of debt issuance costs	492	—
Payments on current portion of long-term debt	(305)	(268)
Payments on long-term debt	(19)	(706)
Loss on extinguishment of debt	—	(31)
Cash dividends	(294)	(293)
Equity compensation activity and other, net	(22)	(5)
Net cash used in financing activities	(174)	(1,024)
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	494	(30)
Cash, cash equivalents and restricted cash at beginning of period	371	496
Cash, cash equivalents and restricted cash at end of period	$865	$466
Supplemental disclosures:
Restricted cash at beginning of period	$22	$—
Restricted cash at end of period	7	—
Net cash provided by discontinued operating activities	—	15
Net cash provided by discontinued investing activities	—	738
Capital expenditures for discontinued operations	—	15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516
Comprehensive income	—	—	—	304	18	322	—	322
Dividends declared on common stock	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	—	10	—	—	10	—	10
Balance at September 30, 2020	$448	$(597)	$8,164	$(3,301)	$(988)	$3,726	$24	$3,750

Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(897)	(68)	(965)	—	(965)
Dividends declared on common stock	—	—	(293)	—	—	(293)	—	(293)
Equity compensation, net of tax	1	(7)	27	—	—	21	—	21
Distribution to non-controlling interests holder	—	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2020	$448	$(597)	$8,164	$(3,301)	$(988)	$3,726	$24	$3,750

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2019	$447	$(589)	$8,605	$(2,572)	$(922)	$4,969	$35	$5,004
Comprehensive loss	—	—	—	(626)	(116)	(742)	—	(742)
Dividends declared on common stock	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	—	9	—	—	9	—	9
Portion of net loss attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2019	$447	$(589)	$8,516	$(3,198)	$(1,038)	$4,138	$31	$4,169

Balance at December 31, 2018	$446	$(585)	$8,781	$(2,511)	$(913)	$5,218	$35	$5,253
Comprehensive loss	—	—	—	(687)	(125)	(812)	—	(812)
Dividends declared on common stock	—	—	(294)	—	—	(294)	—	(294)
Equity compensation, net of tax	1	(4)	29	—	—	26	—	26
Portion of net loss attributable to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2019	$447	$(589)	$8,516	$(3,198)	$(1,038)	$4,138	$31	$4,169

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2019, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation.

In connection with the Company’s previous decision to retain the Mapa/Spontex and Quickie businesses, the Company realigned its management reporting structure in the fourth quarter of 2019. Additional changes to the Company's management reporting structure were made by the chief operating decision maker (“CODM”) during the second quarter of 2020 which resulted in a further realignment of its reportable segments. As a result, the Company operates and reports financial information in the following five reportable segments: Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development, and Outdoor and Recreation. The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate (see Footnote 17). All prior periods have been reclassified to conform to the current reporting structure.

Use of Estimates and Risks & Uncertainty of Coronavirus (COVID-19)

Beginning late in the fourth quarter 2019 and into 2020, a novel strain of the coronavirus, or COVID-19, initially resulted in travel disruption and impacted portions of the Company’s and its suppliers’ operations in China. The subsequent spread of COVID-19 developed into a global pandemic, impacting the economies of most countries around the world. The Company’s global operations, similar to those of many large, multi-national corporations, have been adversely impacted by the COVID-19 pandemic.
During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company had experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well, as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. As a result, the Company performed an impairment test for its goodwill and indefinite-lived intangible assets. In addition, the Company performed a recoverability test for its long-lived assets, which primarily include finite-lived intangible assets, property plant and equipment and right of use lease assets. As a result of the impairment testing performed in connection with the triggering event, the Company determined that certain of its goodwill, indefinite-lived intangible assets, property plant and equipment and right of use operating leases assets were impaired. During the first quarter of 2020, the Company recorded an aggregate non-cash charge of approximately $1.5 billion in connection with these impairments. See Footnotes 6, 7 and 13 for further information.
While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company has seen positive sequential momentum and experienced 5% year-over-year net sales growth during the third quarter of 2020. Due to this performance, the Company remains optimistic for improvement in its financial results for the second half of 2020; however, it believes the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, especially in areas where conditions have recently worsened. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its sales, operating results, cash flows, liquidity and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if COVID-19 global pandemic continues to exist or worsens for a prolonged period of time.
The consolidated condensed financial statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. As discussed above, the world is currently experiencing the global COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of our condensed consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to management’s estimates and assumptions, especially if the severity of the pandemic worsens or duration lengthens. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Discontinued Operations

On December 31, 2019, the Company completed the sale of The United States Playing Card Company and other related subsidiaries (“Playing Cards business") to Cartamundi Inc. and Cartamundi España S.L., which completed its previously announced Accelerated Transformation Plan (“ATP”).

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), The Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold the Process Solutions business, Rexair Holdings Inc. (“Rexair”) and the Playing Cards business. These businesses were classified as discontinued operations in periods prior to January 1, 2020.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and nine months ended September 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. ASU 2016-13, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective January 1, 2020. The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements. The Company's reserves for expected credit losses at September 30, 2020 and December 31, 2019 were $37 million and $29 million respectively.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. ASU 2018-15 is effective for public business entities for years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2018-15 prospectively to all implementation costs incurred after January 1, 2020, the date of adoption. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

Sales of Accounts Receivables

During the first quarter of 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) to increase the amount of certain customer receivables that may be sold. The balance of factored receivables at the end of the third quarter of 2020 was approximately $350 million, an increase of approximately $150 million from the balance at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestitures and Held for Sale

Discontinued Operations

The Company completed its previously announced ATP on December 31, 2019. As such, there were no businesses held for sale at September 30, 2020, nor income or loss from discontinued operations for the three and nine months ended September 30, 2020. The following table provides a summary of amounts included in discontinued operations for the 2019 periods indicated (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$29	$332
Cost of products sold	18	245
Gross profit	11	87
Selling, general and administrative expenses	4	42
Impairment of goodwill, intangibles and other assets	—	112
Operating income (loss)	7	(67)
Non-operating income, net	(2)	(2)
Income (loss) before income taxes	9	(65)
Income tax provision (benefit)	(6)	30
Net income (loss)	$15	$(95)

Divestiture Activity

On August 31, 2020, the Company divested the foam board product line in its Learning and Development segment. As a result, during the three and nine months ended September 30, 2020, the Company recorded a pretax loss of $8 million, which is included in the other expense, net in the Condensed Consolidated Statements of Operations.
On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the Company recorded a pretax loss of $4 million and net pretax gain of $2 million, respectively, which is included in the net income (loss) from discontinued operations.
On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during the three and nine months ended September 30, 2019, the company recorded a pretax gain of $13 million and net pretax loss of $9 million, respectively, which is included in the net income (loss) from discontinued operations.

On December 31, 2019, the Company sold its Playing Cards business to Cartamundi Inc. and Cartamundi España S.L. for approximately $220 million, subject to customary working capital and other post-closing adjustments.
During the nine months ended September 30, 2019, the Company recorded impairment charges totaling $112 million, which were included in the loss from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

Footnote 3 — Accumulated Other Comprehensive Loss
The following tables display the changes in Accumulated Other Comprehensive Loss (“AOCL”) by component, net of tax, for the nine months ended September 30, 2020 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2019	$(479)	$(399)	$(42)	$(920)
Other comprehensive income (loss) before reclassifications	(97)	(2)	21	(78)
Amounts reclassified to earnings	—	14	(4)	10
Net current period other comprehensive income (loss)	(97)	12	17	(68)
Balance at September 30, 2020	$(576)	$(387)	$(25)	$(988)

For the three months ended September 30, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pretax expense of $6 million and $2 million, respectively. For the nine months ended September 30, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s pension and postretirement benefit plans were a pretax expense of $17 million and $6 million, respectively. These reclassifications primarily represent the amortization of net actuarial losses (see Footnote 11). These costs are recorded in other expense, net. For the three months ended September 30, 2020 and 2019, reclassifications from AOCL to the results of operations for the Company’s derivative financial instruments for effective cash flow hedges were pretax income of $6 million and nil, respectively, and pretax income of $5 million for both the nine months ended September 30, 2020 and 2019 (see Footnote 10).

The income tax (expense) benefit allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation adjustments	$12	$—	$11	$—
Unrecognized pension and postretirement costs	(1)	3	(3)	11
Derivative financial instruments	2	(1)	(5)	1
Income tax benefit related to AOCL	$13	$2	$3	$12

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
Restructuring costs, net incurred by reportable business segments for all restructuring activities in continuing operations for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Appliances and Cookware	$1	$—	$1	$2
Commercial Solutions	—	—	2	1
Home Solutions	1	1	6	7
Learning and Development	1	—	2	5
Outdoor and Recreation	1	1	2	2
Corporate	—	1	1	5
	$4	$3	$14	$22

Accrued restructuring costs activity for the nine months ended September 30, 2020 are as follows (in millions):

	Balance at December 31, 2019	Restructuring Costs, Net	Payments	Balance at September 30, 2020
Employee severance and termination benefits	$10	$12	$(14)	$8
Exited contractual commitments and other	12	2	(7)	7
	$22	$14	$(21)	$15
2020 Restructuring Plan
The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. During the three and nine months ended September 30, 2020, the Company recorded restructuring charges of $4 million and $12 million, respectively, in connection with the program. The Company currently estimates aggregate restructuring charges of approximately $20 million to $25 million to be incurred over the entirety of 2020 and into 2021 in connection with the program. All cash payments are expected to be paid within one year of charges incurred.
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

Footnote 5 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Raw materials and supplies	$275	$231
Work-in-process	146	135
Finished products	1,297	1,240
	$1,718	$1,606

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Land	$83	$86
Buildings and improvements	644	641
Machinery and equipment	2,221	2,151
	2,948	2,878
Less: Accumulated depreciation	(1,833)	(1,723)
	$1,115	$1,155

Depreciation expense for continuing operations was $52 million and $99 million for the three months ended September 30, 2020 and 2019, respectively, and $146 million and $180 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense for discontinued operations was nil for the three and nine months ended September 30, 2019, as the Company ceased depreciating property, plant and equipment relating to businesses which satisfied the criteria to be classified as held for sale.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Commercial Business”). This business had been classified as held for sale in the Company's historical Condensed Consolidated Balance Sheets. During the third quarter of 2019, due to a change in strategy, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Condensed Consolidated Balance Sheet as of September 30, 2019. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $36 million in the third quarter of 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had the asset been continuously classified as held and used.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash fixed asset impairment charge of approximately $1 million during the nine months ended September 30, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2020 is as follows (in millions):

				September 30, 2020
Segments	Net Book Value at December 31, 2019	Impairment Charges	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$212	$(212)	$—	$744	$(744)	$—
Commercial Solutions	747	—	—	1,241	(494)	747
Home Solutions	164	—	—	2,392	(2,228)	164
Learning and Development	2,586	—	26	3,458	(846)	2,612
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,709	$(212)	$26	$8,623	$(5,100)	$3,523

During the third quarter of 2020, the Company divested a product line in its Learning and Development segment and allocated $3 million of reporting unit goodwill to the calculation of loss on disposal of business. This reduction of reporting unit goodwill is included in Foreign Exchange and Other in the table above.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the goodwill associated with its Appliances and Cookware reporting unit was fully impaired. During the nine months ended September 30, 2020, the Company recorded an impairment charge of $212 million to reflect the impairment of its goodwill. See Footnote 1 for further information.

During the three and nine months ended September 30, 2019, the Company recorded an impairment charge of $83 million and $157 million, respectively, to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale.

During the third quarter of 2019, in connection with the Company’s state income tax payable/receivable reconciliation process, the Company identified that its state income tax receivable was overstated by $20 million. Upon further analysis, the Company determined the $20 million state income tax receivable was recorded during March 2017 with a corresponding reduction to goodwill. As such, the Company recorded an entry to increase goodwill with a corresponding reduction to its state income tax receivable for $20 million. The Company was required to allocate the goodwill to the Company’s businesses and reporting units to determine whether or not the goodwill should have been included in the carrying value of a disposal group or reporting unit that was previously sold or impaired. Based on its analysis, the Company concluded that the entire $20 million goodwill balance would have been impaired or recognized as a loss on disposal in previously issued financial statements. The Company concluded the effects of such adjustments are not material to the current period or previously issued financial statements. As such, the Company recorded pretax out-of-period impairment charges of $12 million reflected in loss from continuing operations and $8 million ($6 million after tax) loss on sale of divested businesses, included in loss from discontinued operations, net of tax, in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019.

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (in years)
Trade names — indefinite life	$2,315	$—	$2,315	$3,560	$—	$3,560	N/A
Trade names — other	158	(55)	103	169	(50)	119	2-15
Capitalized software	620	(475)	145	587	(435)	152	3-12
Patents and intellectual property	123	(104)	19	135	(102)	33	3-14
Customer relationships and distributor channels	1,251	(266)	985	1,328	(283)	1,045	3-30
Other	—	—	—	109	(102)	7	3-5
	$4,467	$(900)	$3,567	$5,888	$(972)	$4,916

Amortization expense for intangible assets for continuing operations was $39 million and $52 million for the three months ended September 30, 2020 and 2019, respectively, and $121 million and $145 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense for intangible assets for discontinued operations was nil for the three and nine months ended September 30, 2019, as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Commercial Business. This business had been classified as held for sale in the Company's historical Consolidated Balance Sheets. During the third quarter of 2019, due to a change in strategy, the Company decided not to sell the business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet as of September 30, 2019. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $4 million in the third quarter of 2019 relating to the amount of amortization expense that would have been recorded in prior periods had the asset been continuously classified as held and used.

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the indefinite-lived intangible asset was impaired as its carrying value exceeded its fair value. During the three and nine months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development and Outdoor and Recreation segments were impaired. During the nine months ended September 30, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values.

During the three months ended September 30, 2019, as a result of the Company’s annual other indefinite-lived intangible impairment testing, the Company recorded impairment charges of $976 million to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names.

The impairment charges were allocated to the Company’s reporting segments as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Impairment of indefinite-lived intangibles assets
Appliances and Cookware	$—	$607	$87	$607
Commercial Solutions	—	152	320	152
Home Solutions	—	152	290	152
Learning and Development	2	—	80	—
Outdoor and Recreation	—	65	482	65
	$2	$976	$1,259	$976
(1)In the Appliances and Cookware segment, the impairment charge was recorded within the Appliances and Cookware reporting unit. In the Commercial Solutions segment, impairment charges of $130 million and $22 million were recorded in the Quickie and Mapa/Spontex businesses, respectively. In the Home Solutions segment, impairment charge of $152 million was recorded within the Home Fragrance reporting unit. In the Outdoor and Recreation segment, the impairment charge was recorded within Outdoor and Recreation reporting unit. The carrying value of certain Appliances and Cookware trade names exceeded their fair value primarily due to the announced tariffs on Chinese imports as well as a decline in sales volume due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. The carrying value of certain Home Solutions trade names exceeded their fair value primarily within the Home Fragrance reporting unit.

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

In addition, as a result of several impairment charges recorded over the past three years and most recently at September 30, 2020, some of the Company's reporting units and several of the Company's indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when changes in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

At March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of certain indefinite-lived intangibles in the Company’s Home Solutions and Learning and Development

segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home Solutions and Learning and Development of $6 million, $6 million and $16 million, respectively. As a result of updating the sensitivity analysis completed at March 31, 2020 for the $2 million impairment recorded during the three months ended September 30, 2020, a hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of the indefinite-lived intangible asset within the Learning and Development segment would have resulted in an incremental impairment charge of $15 million at September 30, 2020.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	September 30, 2020	December 31, 2019
Customer accruals	$649	$605
Accrued interest expense	133	63
Operating lease liabilities	131	132
Accrued self-insurance liabilities, contingencies and warranty	110	124
Accrued income taxes	82	114
Accruals for manufacturing, marketing and freight expenses	55	50
Other	220	252
	$1,380	$1,340

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2020	December 31, 2019
4.70% senior notes due 2020	$—	$305
3.15% senior notes due 2021	94	94
3.75% senior notes due 2021	355	342
4.00% senior notes due 2022	250	249
3.85% senior notes due 2023	1,389	1,388
4.00% senior notes due 2024	200	199
4.875% senior notes due 2025	492	—
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,973	1,986
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Commercial paper	—	25
Other debt	18	15
Total debt	5,891	5,723
Short-term debt and current portion of long-term debt	(97)	(332)
Long-term debt	$5,794	$5,391

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

Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. At September 30, 2020, the Company did not have any amounts outstanding under the Credit Revolver.

Senior Notes

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $492 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The June 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility, and the redemption of the outstanding 4.70% Senior Notes due in August 2020 at maturity.
In March 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

As a result of the aforementioned debt rating downgrades of Moody's and S&P, certain of the Company’s outstanding senior notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of each downgrade, for a total of 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment is expected to increase the Company’s interest expense for 2020 by approximately $17 million and approximately $23 million thereafter, on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At September 30, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

Other
The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2020		December 31, 2019
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,329	$5,873	$5,990	$5,683
The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At September 30, 2020, $11 million of deferred losses have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.

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
Fair Value Hedges
At September 30, 2020, the Company had approximately $100 million notional of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. On August 15, 2020, a $277 million notional interest rate swap matured concurrently with the maturity of the 4.7% senior notes which were repaid during the quarter.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and nine months ended September 30, 2020, the Company recognized income of $3 million and $10 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2020, the Company had approximately $289 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2020, the Company had approximately $842 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.
The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

	September 30, 2020		December 31, 2019
	Fair Value of Derivatives		Fair Value of Derivatives
	Asset (a)	Liability (a)	Asset (a)	Liability (a)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$5	$2	$1	$13
Fair value hedges:
Interest rate swaps	7	—	2	1
Net investment hedges:
Cross-currency swaps	—	43	—	—
Derivatives not designated as effective hedges:
Foreign currency contracts	12	3	10	4
Total	$24	$48	$13	$18

(a) Consolidated balance sheet location:
Asset: Prepaid expenses and other, and other noncurrent assets
Liability: Other accrued liabilities, and current and noncurrent liabilities

The following tables present gain and loss activity (on a pretax basis) for the three months ended September 30, 2020 and 2019 related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(4)
Foreign currency contracts	Net sales and cost of products sold	(3)	8	6	4
Commodity contracts	Cost of products sold	—	—	—	—
Cross-currency swaps	Other expense, net	(47)	—	—	—
Total		$(50)	$6	$6	$—

		Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(5)	$—	$(7)
Foreign currency contracts	Net sales and cost of products sold	27	10	1	12
Commodity contracts	Cost of products sold	—	—	—	—
Cross-currency swaps	Other expense, net	(43)	—	—	—
Total		$(16)	$5	$1	$5

At September 30, 2020, deferred net gains of approximately $6 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and nine months ended September 30, 2020, the Company recognized expense of $3 million and income of $6 million, respectively, in other expense, net, related to derivatives that are not designated as hedging instruments. During the three and nine months ended September 30, 2019, the Company recognized expense of $2 million and $12 million, respectively, in other expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 11 — Employee Benefit and Retirement Plans
The components of pension and postretirement benefit expense for continuing operations for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended September 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$1	$2
Interest cost	10	12	2	3
Expected return on plan assets	(16)	(14)	(2)	(4)
Amortization, net	6	4	1	1
Total expense	$—	$2	$2	$2

	Pension Benefits
	Nine Months Ended September 30,
	U.S.		International
	2020	2019	2020	2019
Service cost	$—	$—	$3	$5
Interest cost	28	37	7	9
Expected return on plan assets	(46)	(44)	(5)	(10)
Amortization, net	18	12	2	2
Settlements	1	—	—	—
Total expense	$1	$5	$7	$6

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost	$—	$—	$1	$1
Amortization, net	(1)	(2)	(4)	(7)
Total income	$(1)	$(2)	$(3)	$(6)

The components of net periodic pension and postretirement costs other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

Retiree Annuity Buyout

On October 22, 2020, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $155 million to $160 million of projected benefit obligations for approximately 45% of the retirees in one of its U.S. defined benefit pension plans. The irrevocable transaction for the transfer of pension liability to the insurance company will be funded with the plan’s existing assets. Payments from the insurance company to the beneficiaries will commence on

January 1, 2021. During the fourth quarter 2020, the Company will record a pre-tax settlement loss in connection with this transaction to reclassify approximately $45 million to $50 million into earnings from Accumulated Other Comprehensive Losses.

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2020 and 2019 was (7.4)% and 33.8%, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2020 and 2019 was 19.0% and 34.9%, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the nine months ended September 30, 2020 and 2019 was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2020 were also impacted by certain discrete tax items. Income tax expense for three months ended September 30, 2020 included a discrete tax benefit of $87 million associated with the execution of certain tax planning strategies and $53 million for a reduction in valuation allowance related to the integration of certain U.S. operations, partially offset by $47 million deferred tax effects associated with certain outside basis differences. Income tax expense for the nine months ended September 30, 2020 also included a discrete tax benefit of $15 million related to statute of limitations expirations, $8 million of prior period adjustments identified during the first quarter of 2020, and $23 million associated with the execution of certain tax planning strategies offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $8 million of excess book deductions related to equity-based compensation, $8 million for additional interest related to uncertain tax positions, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

The three and nine months ended September 30, 2019 were also impacted by certain discrete tax items. The three months ended September 30, 2019 included tax benefits of $246 million related to the impairment of certain intangible assets of the Company, $74 million for the expiration of uncertain tax positions and $32 million related to certain Federal return to provision adjustments. In addition, the nine months ended September 30, 2019 included discrete tax benefits of $13 million for a withholding tax refund received from Switzerland by the Company, $10 million for certain state tax return to provision adjustments and $14 million related to change in tax status of certain entities in various non-U.S. jurisdictions, offset by discrete tax expense of $15 million for excess book deductions for equity-based compensation and $13 million for additional interest related to the Company’s uncertain tax liabilities.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 13 — Leases
Supplemental Condensed Consolidated Balance Sheet information related to leases for the periods indicated, are as follows (in millions):

	Classification	September 30, 2020	December 31, 2019
Assets
Operating leases	Operating lease assets, net (1)	$543	$615
Finance leases	Property, plant and equipment, net (2)	11	15
Total lease assets		$554	$630
Liabilities
Current
Operating leases	Other accrued liabilities	$131	$132
Finance leases	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating leases	Long-term operating lease liabilities	485	541
Finance leases	Long-term debt	6	10
Total lease liabilities		$625	$686

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
(2) Net of accumulated depreciation of $11 million and $8 million at September 30, 2020 and December 31, 2019.
Components of lease expense as of the date indicated, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Operating lease cost (1)	$45	$49	$137	$156
Variable lease costs (2)	6	6	17	19
Finance lease cost:
Amortization of leased assets	1	1	3	3
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates as of the date indicated, are as follows:

September 30, 2020
Weighted average remaining lease term (years):
Operating leases	6
Finance leases	3
Weighted average discount rate:
Operating leases	4.3%
Finance leases	3.4%
Supplemental cash flow information related to leases for the periods indicated are as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$133	$153
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	3	3
Right of use assets obtained in exchange for lease liabilities:
Operating leases	53	124
Finance leases	—	7
Maturities of lease liabilities for continuing operations at September 30, 2020, are as follows (in millions):

	Operating Leases	Finance Leases
2020 (Excludes nine months ended September 30, 2020)	$42	$1
2021	152	4
2022	130	3
2023	97	1
2024	76	—
Thereafter	220	—
Total lease payments	717	9
Less: imputed interest	(101)	—
Present value of lease liabilities	$616	$9

Footnote 14 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding	424.3	423.4	424.1	423.2
Share-based payment awards classified as participating securities (1)	—	—	—	0.1
Basic weighted average shares outstanding	424.3	423.4	424.1	423.3
Dilutive securities (2) (3)	1.1	—	—	—
Diluted weighted average shares outstanding	425.4	423.4	424.1	423.3
(1)For the three months ended September 30, 2020 and 2019, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)The nine months ended September 30, 2020 excludes 0.9 million of potentially dilutive share-based awards as their effect would be anti-dilutive.
(3)The three and nine months ended September 30, 2019 excludes 0.4 million of potentially dilutive share-based awards as their effect would be anti-dilutive.

At September 30, 2020, there were no potentially dilutive restricted stock awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 15 — Share-Based Compensation

During the nine months ended September 30, 2020, the Company awarded 1.3 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $29 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2020, the Company also awarded 0.7 million time-based RSUs with an aggregate grant date fair value of $13 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

During the nine months ended September 30, 2020, the Company also awarded 1.1 million time-based stock options with an aggregate grant date fair value of $6 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the nine months ended September 30, 2020, is as follows:

Risk-free interest rates	1.4%
Expected volatility	41.3%
Expected dividend yield	3.9%
Expected life (in years)	6.2
Exercise price	$19.67

Dividends per share for both the three and nine months ended September 30, 2020 and 2019 were $0.23 and $0.69, respectively.

Footnote 16 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

	September 30, 2020				December 31, 2019
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$24	$—	$24	$—	$13	$—	$13
Liabilities	—	(48)	—	(48)	—	(18)	—	(18)
Investment securities, including mutual funds	8	—	—	8	10	1	—	11
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
During the first quarter of 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At September 30, 2020, the fair value of the equity investment was $8 million. For equity investments with readily determinable fair values held at September 30, 2020, the Company recorded a nominal and $1 million of unrealized losses within other expense, net in the Condensed Consolidated Statement of Operations for

the three months period ended September 30, 2020 and 2019, respectively, and $1 million and $7 million of unrealized losses for the nine months period September 30, 2020 and 2019, respectively.
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

At March 31, 2020, certain intangible assets are recorded at fair value based upon the Company's impairment testing as circumstances require, while an intangible asset was recorded at fair value at September 30, 2020 (See Footnote 7).
The Company reviews property, plant and equipment and operating lease assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. See Footnotes 6 and 13, respectively, for further information.

Footnote 17 — Segment Information

During the first quarter of 2020, the Company appointed separate Chief Executive Officers for its Food and Commercial business units, each reporting directly to the CODM. The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that the Food and Commercial business units were two separate operating segments but met the requirements to be aggregated into a single reportable segment, pursuant to authoritative accounting literature, as they had similar economic and qualitative characteristics.

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

The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that it had the following five primary reportable segments:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities

(1) Ball® TM of Ball Corporation, used under license.

This new structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. As a result of these changes, net sales, operating income (loss) and impairment of goodwill and indefinite-lived intangible assets for the three and nine months ended September 30, 2019 and segment assets as of December 31, 2019 have been recast for the new segment structure. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales (1)
Appliances and Cookware	$479	$430	$1,129	$1,122
Commercial Solutions	535	475	1,361	1,343
Home Solutions	574	484	1,276	1,227
Learning and Development	728	824	1,887	2,254
Outdoor and Recreation	383	356	1,043	1,145
	$2,699	$2,569	$6,696	$7,091

Operating income (loss) (2)
Appliances and Cookware	$32	$(595)	$(266)	$(593)
Commercial Solutions	84	(216)	(148)	(171)
Home Solutions	112	(112)	(150)	(113)
Learning and Development	159	182	290	488
Outdoor and Recreation	40	(41)	(409)	11
Corporate	(60)	(72)	(185)	(214)
Restructuring	(4)	(3)	(14)	(22)
	$363	$(857)	$(882)	$(614)

			September 30, 2020	December 31, 2019
Segment assets
Appliances and Cookware			$1,204	$1,468
Commercial Solutions			2,534	2,731
Home Solutions			3,142	3,327
Learning and Development			5,128	4,800
Outdoor and Recreation			1,108	1,570
Corporate			1,604	1,746
			$14,720	$15,642

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairment of goodwill and indefinite-lived intangibles assets (3)
Appliances and Cookware	$—	$609	$299	$609
Commercial Solutions	—	236	320	310
Home Solutions	—	158	290	158
Learning and Development	2	1	80	1
Outdoor and Recreation	—	67	482	67
	$2	$1,071	$1,471	$1,145

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
(3)During the three and nine months ended September 30, 2020, as a result of a product line divestiture in the Learning and Development segment, the Company recorded impairment charges of $2 million to reflect impairment of an intangible asset related to certain of the segment’s indefinite-lived trade names. During the nine months ended September 30, 2020, the Company also recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. During the three months ended September 30, 2019, as a result of the Company’s annual other indefinite-lived intangible impairment testing, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. During the nine months ended September 30, 2019 the Company also recorded an impairment charge to reflect a decrease in the carrying values of Mapa/Spontex and Quickie goodwill while these businesses were classified as held for sale. See Footnote 7 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended September 30, 2020
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$479	$—	$—	$—	$—	$479
Commercial	—	416	—	—	—	416
Connected Home Security	—	119	—	—	—	119
Food	—	—	304	—	—	304
Home Fragrance	—	—	270	—	—	270
Baby and Parenting	—	—	—	307	—	307
Writing	—	—	—	421	—	421
Outdoor and Recreation	—	—	—	—	383	383
Total	$479	$535	$574	$728	$383	$2,699

North America	$297	$407	$462	$529	$232	$1,927
International	182	128	112	199	151	772
Total	$479	$535	$574	$728	$383	$2,699

	Three Months Ended September 30, 2019
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$430	$—	$—	$—	$—	$430
Commercial	—	362	—	—	—	362
Connected Home Security	—	113	—	—	—	113
Food	—	—	229	—	—	229
Home Fragrance	—	—	255	—	—	255
Baby and Parenting	—	—	—	300	—	300
Writing	—	—	—	524	—	524
Outdoor and Recreation	—	—	—	—	356	356
Total	$430	$475	$484	$824	$356	$2,569

North America	$297	$366	$384	$605	$230	$1,882
International	133	109	100	219	126	687
Total	$430	$475	$484	$824	$356	$2,569

	Nine Months Ended September 30, 2020
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$1,129	$—	$—	$—	$—	$1,129
Commercial	—	1,109	—	—	—	1,109
Connected Home Security	—	252	—	—	—	252
Food	—	—	741	—	—	741
Home Fragrance	—	—	535	—	—	535
Baby and Parenting	—	—	—	790	—	790
Writing	—	—	—	1,097	—	1,097
Outdoor and Recreation	—	—	—	—	1,043	1,043
Total	$1,129	$1,361	$1,276	$1,887	$1,043	$6,696

North America	$704	$1,013	$1,029	$1,393	$642	$4,781
International	425	348	247	494	401	1,915
Total	$1,129	$1,361	$1,276	$1,887	$1,043	$6,696

	Nine Months Ended September 30, 2019
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$1,122	$—	$—	$—	$—	$1,122
Commercial	—	1,056	—	—	—	1,056
Connected Home Security	—	287	—	—	—	287
Food	—	—	604	—	—	604
Home Fragrance	—	—	623	—	—	623
Baby and Parenting	—	—	—	826	—	826
Writing	—	—	—	1,428	—	1,428
Outdoor and Recreation	—	—	—	—	1,145	1,145
Total	$1,122	$1,343	$1,227	$2,254	$1,145	$7,091

North America	$731	$1,018	$963	$1,626	$720	$5,058
International	391	325	264	628	425	2,033
Total	$1,122	$1,343	$1,227	$2,254	$1,145	$7,091

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

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Outdoor and Recreation segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. In late 2019, the Company discovered that some product that had been inspected and subsequently resold or used as replacement lids for the recall was exhibiting the same type of separation of the spout from the lid base. The Company investigated the issue and ultimately determined to extend the recall to include the inspected product. The Company reported this conclusion to the relevant authorities and on February 19, 2020 announced an expansion of the recall. The Company has incurred inception to date charges associated with this matter of $22 million, including $2 million during the nine months ended September 30, 2020, net of recoveries from a third-party manufacturer.

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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2020 was $43 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “Draft IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these active alternatives range from approximately $321 million to $468 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper nine miles in late 2020 or early 2021.

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

At September 30, 2020, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements
Forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “explore,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” “remains optimistic for,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results, including the impact of the COVID-19 pandemic. In addition, there are no assurances that the Company will complete any or all of the potential transactions, or other initiatives referenced here. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
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
•unexpected costs or expenses associated with acquisitions and divestitures;
•changes in the prices and availability of labor, transportation, raw materials and sourced products and the Company’s ability to obtain them in a timely manner;
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
•Attractive margins by driving productivity and overhead savings, while reinvesting into the business;
•Cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Build a winning team through engagement and focusing the best people on the right things.

Execution of these strategic imperatives will better position the Company for long-term sustainable growth in order to achieve its short-to-near-term goals of:

•Growing core sales;
•Improving operating margins;
•Accelerating cash conversion cycle; and
•Strengthening organizational capability and employee engagement.

Organizational Structure

The Company's five primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) Ball® TM of Ball Corporation, used under license.

The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 17 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

Coronavirus (COVID-19)

Beginning late in the fourth quarter of 2019 and into 2020, COVID-19 emerged and subsequently spread globally, ultimately being declared as a pandemic by the World Health Organization. The pandemic resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people who may have been exposed to the virus. The Company experienced significant COVID-19 related disruption to its business in three primary areas:

•Supply chain. While the majority of the Company’s factories are considered essential in their applicable jurisdictions and have remained operational, the company experienced disruption at certain of its facilities. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in line with state government guidelines. By the end of the second quarter, substantially all of the Company's manufacturing and distribution facilities reopened and were operating at or near capacity. Since then, the Company's facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges and expects this to persist until the conditions improve globally.

•Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors, and began to reopen towards the end of the second quarter in certain regions where conditions improved. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on retailers' order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March. All of these stores reopened during the third quarter.

•Consumer demand patterns. During the quarantine phase of the pandemic, consumer purchasing behavior strongly shifted to certain focused categories. While certain of the Company’s product categories in the Food, Commercial,

Appliances and Cookware, and Outdoor and Recreation business units have benefited from this shift, others experienced significant slowing. The Company anticipates the changes in consumer purchasing patterns in the Writing business unit as well as the shift to remote learning for schools and other higher education programs this Fall to continue to adversely impact the segment's performance through the remainder of 2020.

In response to the COVID-19 pandemic, the Company focused on protecting the health and well-being of its employees; maintaining financial viability and business continuity; and keeping manufacturing facilities and distribution centers operating, where permitted and deemed prudent, to provide products to our consumers. The Company established internal protocols including the establishment of a COVID-19 task force to monitor the situation, as well as communications and guidance issued by foreign, federal, state and local governments. In the first quarter 2020, the Company instituted mandatory work-from-home policies for employees able to work from home in various locations around the world and implemented a number of precautionary measures at its manufacturing plants, warehouses, distribution centers and R&D centers to reduce person to person contact and improve the personal safety for our front-line employees. Furthermore, beginning in mid-March 2020, the Company temporarily closed all of the world-wide retail stores within the Home Solutions segment. By the end of the third quarter, all of the Company’s temporarily closed manufacturing and distribution sites reopened and are operating at or near capacity. In addition, most of the Company's office locations have reopened on a limited basis.

The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible cessation or extensions to all or part of such initiatives. As part of the Company's efforts to contain costs and maintain financial liquidity and flexibility, it has taken certain actions including: instituting a hiring freeze for non-essential roles, furloughing all field-based and most corporate retail employees in North America, effective April 1, 2020, tightening discretionary spending as well as reducing and optimizing advertising and promotional expenses. During the second quarter largely in response to the impact of the COVID-19 pandemic, the Company also announced a new restructuring program to reduce overhead costs, streamline certain underperforming operations and improve future profitability. See "2020 Restructuring Program" below for further information.

While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company has seen positive sequential momentum and experienced 5% year-over-year sales growth during the third quarter. Due to this performance, the Company remains optimistic for improvement in its financial results over the second half of 2020, however, it believes the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, especially in areas where conditions have recently worsened. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time.

See Footnote 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, Goodwill and Other Indefinite-Lived Intangible Asset Trigger Event, Liquidity and Capital Resources, Significant Accounting Policies and Critical Estimates for information and Risk Factors in Part II, Item 1A for further information.

Indefinite-Lived Intangible Asset Trigger Event

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment. Pursuant to the authoritative literature the Company performed an impairment test and determined that an indefinite-lived intangible asset was impaired. During the three months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect impairment of this indefinite-lived trade name as its carrying value exceeded their fair value.

See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Impacts of Tariffs

The United States Trade Representative (“USTR”) has imposed increased tariffs on some Chinese goods imported into the United States, resulting in increased costs for the Company. The Company has been successful at securing from the USTR exemptions and exclusions for some of its products, with the most notable exemptions being for certain of its baby gear products, which represents a substantial portion of the Company’s tariff exposure. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and, in some cases, relocation. The Phase 1 agreement signed on January 15, 2020 with China reduced tariffs under List 4a from 15% to 7.5%, effective February 14, 2020, and suspended 301 tariffs under List 4b, which were due to go into effect on December 15, 2019. The terms of the agreement significantly reduced the estimated impact on tariffs for 2020. In spite of the agreement, a full year of previously implemented tariffs could have a material impact on the Company's operating results and cash flows, with an estimated gross impact of approximately $80 million in 2020, primarily relating to its Appliances and Cookware, Commercial Solutions, and Outdoor and Recreation businesses. During the three and nine months ended September 30, 2020, the gross impact was approximately $25 million and $60 million, respectively. The Company will continue to monitor the trade negotiations and deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

U.S. Treasury Regulations

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Results of Operations

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$2,699	$2,569	$130	5.1%
Gross profit	914	847	67	7.9%
Gross margin	33.9%	33.0%

Operating income (loss)	363	(857)	1,220	NM
Operating margin	13.4%	(33.4)%

Interest expense, net	71	75	(4)	(5.3)%
Loss on extinguishment of debt	—	29	(29)	(100.0)%
Other expense, net	9	7	2	28.6%
Income (loss) before income taxes	283	(968)	1,251	NM
Income tax provision (benefit)	(21)	(327)	306	93.6%
Income tax rate	(7.4)%	33.8%

Diluted earnings (loss) per share - continuing operations	$0.71	$(1.51)
Diluted earnings per share - discontinued operations	—	0.03
Diluted earnings (loss) per share - attributable to common shareholders	$0.71	$(1.48)
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2020 increased 5%. The Appliances and Cookware, Commercial Solutions, Home Solutions and Outdoor and Recreation segments experienced a significant increase in demand, notably through online channels, while the Learning and Development segment was negatively impacted by delayed and limited opening of schools and offices caused by the COVID-19 global pandemic. Changes in foreign currency unfavorably impacted net sales by $22 million, or 1%.

Gross profit for the three months ended September 30, 2020 increased 8%, and gross profit margin improved to 33.9% as compared with 33.0% in the prior year period. The gross margin improvement was driven by favorable absorption costs on higher sales volume and productivity improvement. In addition, the gross margin improvement was partially due to the cumulative depreciation expense recorded in the prior year quarter as a result of the Company’s decision to retain the Rubbermaid Commercial Products, Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses (the “Commercial Business”). This performance was partially offset by unfavorable business unit mix, inflation related to input costs and tariffs and increased costs across most of the Company's business units related to the COVID-19 global pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment. Changes in foreign currency exchange rates unfavorably impacted gross profit by $4 million.

In addition to the increase in net sales and gross profit noted above, notable items impacting operating income (loss) for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,
	2020	2019	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$2	$1,071	$(1,069)
Restructuring (See Footnote 4) and restructuring-related costs	9	27	(18)
Transactions and related costs	1	9	(8)
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	—	40	(40)

Operating income for the three months ended September 30, 2020 was $363 million as compared to operating loss of $857 million in the prior year period. The change is primarily due to the non-cash impairment charges recorded in the prior-year quarter and the cumulative depreciation and amortization expense adjustment recorded as a result of the Company’s decision to retain the Commercial Business. In addition, this performance reflected lower restructuring and restructuring-related costs, transaction costs associated with the completion of the Company's Accelerated Transformation Plan (“ATP”) in the prior-year quarter, and lower overhead costs and discretionary spending, including advertising and promotional costs.

As mentioned above, the Company experienced sales growth across four of its segments during the third quarter. In addition, as of the end of the third quarter, all of the Company's manufacturing and distribution facilities reopened and are operating at or near capacity. The Company's facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges, which have negatively impacted net sales growth, and expects this to persist until the conditions improve globally. At this time, while the Company has seen improving sales trends across its business units and remains optimistic for continued sales growth over the remainder of 2020, the Company is unable to predict any further impact, both in terms of severity and duration, that the COVID-19 global pandemic will have on its businesses, customers and suppliers. While the Company has deployed cost containment initiatives to mitigate the impact of the pandemic, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations. See Footnote 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for further information.

Interest expense, net for the three months ended September 30, 2020 decreased primarily due to lower debt levels, partially offset by higher interest rates as a result of the previously disclosed debt ratings downgrades (See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements). The weighted average interest rate for the three months ended September 30, 2020 and 2019 was approximately 4.7% and 4.6%, respectively.

During the three months ended September 30, 2019, the Company recorded a loss on the extinguishment of debt of $29 million in connection with the Company’s tender offer of certain of its senior notes. See Footnotes 9 and 10 of the Notes to the Unaudited Consolidated Financial Statements for further information.

Other expense, net for three months ended September 30, 2020 and 2019 includes the following items:

	Three Months Ended September 30,
	2020	2019
Foreign exchange losses, net	$—	$5
Fair value equity adjustments (see Footnote 16)	—	1
Loss on disposition of businesses	9	—
Other losses, net	—	1
	$9	$7

Income tax benefit for the three months ended September 30, 2020 and 2019 was $21 million and $327 million, respectively. The effective tax rate for the three months ended September 30, 2020 was (7.4)% as compared to 33.8% for the three months ended

September 30, 2019. The income tax benefit for the three months ended September 30, 2020 includes a discrete tax benefit of $87 million associated with the execution of certain tax planning strategies and $53 million for a reduction in valuation allowance related to integration of certain U.S. operations, partially offset by $47 million deferred tax effects associated with certain outside basis differences. The income tax benefit for the three months ended September 30, 2019 includes tax benefits of $246 million related to the impairment of certain intangible assets of the Company, $74 million for the expiration of uncertain tax positions and $32 million related to certain Federal return to provision adjustments.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements and U.S. Treasury Regulations in Recent Developments for information regarding income taxes.

Business Segment Operating Results

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Appliances and Cookware

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$479	$430	$49	11.4%

Operating income (loss)	32	(595)	627	NM
Operating margin	6.7%	NM

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$609
NM - NOT MEANINGFUL

Appliances and Cookware net sales for the three months ended September 30, 2020 increased 11%, which reflects strong sales growth driven by category growth of stay-at-home usage products, including cooking appliances and blenders, most notably in Latin America, the U.S., the U.K. and Australia. Changes in foreign currency unfavorably impacted net sales by $24 million, or 5%.

Operating income for the three months ended September 30, 2020 increased to $32 million as compared to operating loss of $595 million in the prior year quarter. The change in operating performance is primarily due to the non-cash impairment charges recorded in the prior-year quarter. The increase also reflects higher gross profit associated with higher sales volume as well as productivity, and lower discretionary spending, including advertising and promotional costs, partially offset by transactional foreign exchange losses in Latin America.

Commercial Solutions

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$535	$475	$60	12.6%

Operating income (loss)	84	(216)	300	NM
Operating margin	15.7%	(45.5)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$236
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	—	40
NM - NOT MEANINGFUL

Commercial Solutions net sales for the three months ended September 30, 2020 increased 13%, reflecting an increase in both the Commercial and Connected Home and Security business units. The Commercial business unit sales performance reflected an increased demand in the washroom solutions, refuse, hand protection, and outdoor and laundry categories, partially offset by weakness in food service and hospitality vertical channels as a result of the continuing COVID-19 pandemic. The increase in the Connected Home and Security business unit was primarily due to the timing of shipments and higher demand from retail channels, partially offset by supply chain constraints associated with the ongoing COVID-19 pandemic that impacted sales to its other retail and contractor channels. Changes in foreign currency unfavorably impacted net sales by $2 million.

Operating income for the three months ended September 30, 2020 increased to $84 million as compared to operating loss of $216 million in the prior-year quarter. The change in operating performance is primarily due to the non-cash impairment charges recorded in the prior-year quarter, which reflected a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale, and the cumulative depreciation and amortization expense adjustment recorded in 2019 as a result of the Company’s decision to retain the Commercial Business. Operating income was favorably impacted by higher gross profit due to higher sales volume, gross productivity and lower discretionary spending, including advertising and promotional costs, partially offset by negative impact of inflation and product mix.

Home Solutions

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$574	$484	$90	18.6%

Operating income (loss)	112	(112)	224	NM
Operating margin	19.5%	(23.1)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$158
NM - NOT MEANINGFUL

Home Solutions net sales for the three months ended September 30, 2020 increased 19%, reflecting an increase in both the Food and Home Fragrance business units. The increase in sales from the Food business unit reflected increased demand across the vacuum sealing, fresh preserving and food storage categories, as a result of the ongoing COVID-19 pandemic, partially offset by capacity constraints negatively impacting these categories. The increase in Home Fragrance sales was due to an increase in demand at certain mass market retailers and domestic online channels, and the timing of promotional strategies. The increase in Home Fragrance sales was partially offset by the exit of 15 underperforming Yankee Candle retail stores, as well as capacity constraints associated with labor shortages. Changes in foreign currency favorably impacted net sales by $4 million, or 1%.

Operating income for the three months ended September 30, 2020 increased to $112 million as compared to an operating loss of $112 million in the prior year period. The change in operating income is due primarily to the prior year non-cash impairment charges. The operating income performance also primarily reflected higher gross profit due to higher sales volume, lower discretionary spending, including advertising and promotional costs, and gross productivity. In addition, the re-opening of Yankee Candle retail stores during the third quarter resulted in higher product demand from customers that were unable to shop in these stores during the temporary closure period.

Learning and Development

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$728	$824	$(96)	(11.7)%

Operating income	159	182	(23)	(12.6)%
Operating margin	21.8%	22.1%

Learning and Development net sales for the three months ended September 30, 2020 decreased 12%, reflecting a decrease in the Writing business unit, partially offset by an increase in the Baby and Parenting business unit. The decrease in the Writing business unit was primarily due to the impact of the delayed and limited re-opening of schools and offices, as a result of the COVID-19 global pandemic, which negatively impacted consumption patterns of markers, pens and dry erase products. The net sales decline also reflected government-mandated shutdowns in certain Latin American countries, and softening trends related to sales of slime-related adhesive products as well as the exiting of the North American distribution of Uniball® Products in the prior year. The Company anticipates the changes in consumer purchasing patterns in the Writing business unit as well as the shift to remote learning for many schools and other higher education programs this fall will continue to adversely impact the segment's performance through the remainder of 2020. The increase in net sales in the Baby and Parenting business unit reflected higher demand in online channels. Changes in foreign currency favorably impacted net sales by $2 million.

Operating income for the three months ended September 30, 2020 decreased to $159 million as compared to $182 million in the prior year period. Operating income was unfavorably impacted by lower sales as mentioned above and increased costs associated with the COVID-19 global pandemic, partially offset by lower overhead, productivity improvements and discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$383	$356	$27	7.6%

Operating income (loss)	40	(41)	81	NM
Operating margin	10.4%	(11.5)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$67
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended September 30, 2020 increased 8% primarily due to favorable timing of shipments and improving trends in consumer purchasing patterns in outdoor products, partially offset by decreased demand in apparel and beverage products. Changes in foreign currency unfavorably impacted net sales by $2 million, or 1%.

Operating income for the three months ended September 30, 2020 increased to $40 million as compared to operating loss of $41 million in the prior-year quarter. The change in operating performance is primarily due to the non-cash impairment charge recorded in the prior-year quarter, higher gross profit associated with higher sales volume, lower overhead costs and discretionary spending, and productivity improvements, partially offset by unfavorable net pricing and product mix, as well as increased costs associated with the COVID-19 global pandemic.

Results of Operations

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$6,696	$7,091	$(395)	(5.6)%
Gross profit	2,195	2,367	(172)	(7.3)%
Gross margin	32.8%	33.4%

Operating loss	(882)	(614)	(268)	(43.6)%
Operating margin	(13.2)%	(8.7)%

Interest expense, net	205	233	(28)	(12.0)%
Loss on extinguishment of debt	—	29	(29)	(100.0)%
Other expense, net	20	33	(13)	(39.4)%
Loss before income taxes	(1,107)	(909)	(198)	(21.8)%
Income tax benefit	(210)	(317)	107	33.8%
Income tax rate	19.0%	34.9%

Diluted loss per share - continuing operations	$(2.12)	$(1.40)
Diluted loss per share - discontinued operations	—	(0.22)
Diluted loss per share - attributable to common shareholders	$(2.12)	$(1.62)

Net sales for the nine months ended September 30, 2020 decreased 6%, primarily due to a decline in sales within the Learning and Development and Outdoor and Recreation segments. Certain products within the Appliances and Cookware, Commercial Solutions and Home Solutions segments experienced an increase in demand, notably through online channels, while the Learning and Development segment was impacted by changes in consumer purchasing patterns as well as delays and limited opening of schools and offices caused by the COVID-19 global pandemic. Net sales in the Outdoor and Recreation segment were negatively impacted by lower overall demand through the first half of the year, but have since experienced positive sales trends. Changes in foreign currency unfavorably impacted net sales by $104 million, or 2%.

Gross profit for the nine months ended September 30, 2020 decreased 7%, and gross profit margin declined to 32.8% as compared with 33.4% in the prior year period. The gross margin decline was driven by higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, primarily during the first half of the year, as well as business unit mix and inflation related to input costs and tariffs. The decline in gross margin also reflected increased costs across most of its business units related to the COVID-19 pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment. The gross profit decline was partially offset by the cumulative depreciation expense recorded during the prior year, as a result of the Company’s decision to retain the Commercial Business, as well as gross productivity. Changes in foreign currency exchange rates unfavorably impacted gross profit by $26 million, or 1%.

As mentioned above, the Company experienced sales growth across four of its segments during the third quarter. In addition, as of the end of the third quarter, all of the Company's manufacturing and distribution facilities reopened and are operating at or near capacity. The Company's facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges, which have negatively impacted net sales growth, and expects this to persist until the conditions improve globally. At this time, while the Company has seen improving sales trends across its business units and remains optimistic for continued sales growth over the remainder of 2020, the Company is unable to predict any further impact, both in terms of severity and duration, that the COVID-19 global pandemic will have on its businesses, customers and suppliers. While the Company has deployed cost containment initiatives to mitigate the impact of the pandemic, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations. See Footnote 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for further information.

In addition to the decline in net sales and gross profit noted above, notable items impacting operating loss for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$1,471	$1,145	$326
Restructuring (See Footnote 4) and restructuring-related costs	32	62	(30)
Transactions and related costs	3	25	(22)
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	—	40	(40)

Operating loss for the nine months ended September 30, 2020 was $882 million as compared to operating loss of $614 million in the prior year period. Operating loss for the nine months ended September 30, 2020 included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.5 billion as compared to $1.1 billion in the prior-year period, which included non-cash impairment charges of goodwill for businesses previously classified as held for sale. This performance was partially offset by productivity improvement from various initiatives, lower restructuring and restructuring-related charges, lower overhead costs and discretionary spending, including advertising and promotional costs, and lower transaction and related costs associated with the completion of the ATP in the prior year.

Interest expense, net for the nine months ended September 30, 2020 decreased primarily due to lower debt levels, slightly offset by the higher rate as a result of previously disclosed debt ratings downgrades. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. The weighted average interest rate for both the nine months ended September 30, 2020 and 2019 was approximately 5%.

Other expense, net for nine months ended September 30, 2020 and 2019 includes the following items:

	Nine Months Ended September 30,
	2020	2019
Foreign exchange losses, net	$11	$13
Fair value equity adjustments (see Footnote 16)	1	19
Loss on disposition of businesses	9	—
Other (gains) losses, net	(1)	1
	$20	$33

Income tax benefit for the nine months ended September 30, 2020 was $210 million as compared to the nine months ended September 30, 2019 of $317 million, respectively. The effective tax rate for the nine months ended September 30, 2020 was 19.0% as compared to 34.9% for the nine months ended September 30, 2019. The income tax benefit for the nine months ended September 30, 2020 primarily relates to the impact of goodwill impairment charges, two discrete tax benefits totaling $110 million associated with the execution of certain tax planning strategies and $53 million for a reduction in valuation allowance related to integration of certain U.S. operations, partially offset by $47 million deferred tax effects associated with certain outside basis differences and tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval. The income tax benefit for the nine months ended September 30, 2019 primarily relates to the impact of goodwill impairment charges, tax benefits of $246 million related to the impairment of certain intangible assets of the Company, $74 million for the expiration of uncertain tax positions and $32 million related to certain Federal return to provision adjustments.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements and U.S. Treasury Regulations in Recent Developments for information regarding income taxes.

Business Segment Operating Results

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

Appliances and Cookware

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,129	$1,122	$7	0.6%

Operating loss	(266)	(593)	327	55.1%
Operating margin	(23.6)%	(52.9)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$299	$609

Appliances and Cookware net sales for the nine months ended September 30, 2020 increased 1%, which reflects strong sales growth driven by category growth of stay at home usage products, including cooking appliances, most notably in Latin America, the U.S., the U.K. and Australia. This performance was partially offset by continued loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitive products. Changes in foreign currency unfavorably impacted net sales by $60 million, or 5%.

Operating loss for the nine months ended September 30, 2020 was $266 million as compared to $593 million in the prior year period. The improvement in operating result is primarily due to lower non-cash impairment charges of goodwill and certain indefinite-lived intangible assets as well as productivity improvements and lower discretionary spending including advertising and promotional costs, partially offset by transactional foreign exchange losses in Latin America.

Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,361	$1,343	$18	1.3%

Operating loss	(148)	(171)	23	13.5%
Operating margin	(10.9)%	(12.7)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$320	$310
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	$—	$40

Commercial Solutions net sales for the nine months ended September 30, 2020 increased 1%, which reflected sales growth in the Commercial business, partially offset by decline in the Connected Home and Security business unit. The Commercial business unit performance reflected increased demand in the washroom solutions, refuse, hand protection, and outdoor and laundry categories, partially offset by weakness in food service and hospitality vertical channels as a result of the ongoing COVID-19 pandemic. The decline in net sales in the Connected Home and Security business unit was primarily due to the ongoing COVID-19 pandemic, which shifted consumer purchasing patterns and caused supply chain constraints, impacting sales to its retail and contractor channels. Changes in foreign currency unfavorably impacted net sales by $20 million, or 1%.

Operating loss for the nine months ended September 30, 2020 was $148 million as compared to operating loss of $171 million in the prior year. The improvement in operating result is primarily due to the cumulative depreciation and amortization expense adjustment during the prior-year period, as a result of the Company’s decision to retain the Commercial Business. The improvement in the operating results also reflects cost containment initiatives to mitigate the impact of the COVID-19 pandemic while facilities were closed, including employee furloughs, gross productivity and lower discretionary spending, including advertising and promotional costs. This operating performance was partially offset by the higher absorption costs in Connected Home and Security associated with lower sales volumes and the temporary closure of its key manufacturing facility in Mexico during the first half of the year, as well as higher non-cash impairment charges of goodwill and certain indefinite-lived intangible assets.

Home Solutions

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,276	$1,227	$49	4.0%

Operating loss	(150)	(113)	(37)	(32.7)%
Operating margin	(11.8)%	(9.2)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$290	$158

Home Solutions net sales for the nine months ended September 30, 2020 increased 4%, as strong sales performance in the Food business unit was partially offset by sales declines in the Home Fragrance business unit. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving and Rubbermaid Food Storage categories, as a result of the ongoing COVID-19 pandemic, partially offset by supply chain disruption related to the temporary closure of the since re-opened Sistema manufacturing facility in New Zealand, as well as capacity constraints negatively affecting these categories. The decrease in Home Fragrance sales was primarily due to the temporary closure of all of its North American Yankee Candle retail stores in the first half of the year, supply chain disruptions resulting from the temporary closure of its key manufacturing facility in Massachusetts in the first half of the year, labor shortages in the third quarter and the temporary closure of certain third-party retail stores as a result of the ongoing COVID-19 pandemic during the first half of the year. Yankee Candle retail stores re-opened during the third quarter. The decrease in Home Fragrance sales also reflected the exit of 76 underperforming Yankee Candle retail stores. Changes in foreign currency unfavorably impacted net sales by $2 million.

Operating loss for the nine months ended September 30, 2020 increased to $150 million as compared to $113 million in the prior year period. The increase in operating loss is primarily due to higher non-cash impairment charges of certain indefinite-lived intangible assets noted above. Operating loss was also unfavorably impacted by higher absorption costs associated with lower sales volume in the Home Fragrance business unit and the temporary closure of their key manufacturing facility in Massachusetts, during the first half of the year, and non-cash impairment charges of $8 million related to operating leases of its Yankee Candle retail store business. The increase in operating loss was partially offset by higher sales volume in the Food business unit, cost containment initiatives to mitigate the impact while Yankee Candle retail stores and operating facilities were temporarily closed, including employee furloughs, lower discretionary spending, including advertising and promotional costs, and gross productivity.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,887	$2,254	$(367)	(16.3)%

Operating income	290	488	(198)	(40.6)%
Operating margin	15.4%	21.7%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$80	$1

Learning and Development net sales for the nine months ended September 30, 2020 decreased 16% primarily due to the shift in consumer purchasing patterns, third-party retail store closures and supply chain disruptions affecting the Writing and Baby and Parenting business units as a result of the ongoing COVID-19 pandemic, including the impact of the delayed re-opening of schools and offices. In particular, the ongoing COVID-19 global pandemic negatively impacted consumption patterns of markers, pens and dry erase products. In addition, the net sales decline also reflected softening trends related to sales of slime-related adhesive products as well as the exiting of the North American distribution of Uniball® products in the prior year. While the Baby and Parenting business unit experienced improving trends towards the end of the second quarter and during the third quarter, the Company anticipates the changes in consumer purchasing patterns in the Writing business unit as well as the shift to remote learning for many schools and other higher education programs and the delayed re-opening of schools and offices will continue to adversely impact the segment's performance through the remainder of 2020. Changes in foreign currency unfavorably impacted net sales by $12 million, or 1%.

Operating income for the nine months ended September 30, 2020 decreased to $290 million as compared to $488 million in the prior-year period. The decrease in operating income was unfavorably impacted by lower sales volume as mentioned above, higher absorption costs associated with lower sales volume and certain temporary manufacturing closures, higher non-cash impairment charges of certain indefinite-lived intangible assets and costs associated with the COVID-19 pandemic, partially offset by productivity improvements from various initiatives, and lower overhead and discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,043	$1,145	$(102)	(8.9)%

Operating income (loss)	(409)	11	(420)	NM
Operating margin	(39.2)%	1.0%

Notable items impacting operating income (loss) comparability:
Impairment of intangible assets (See Footnote 7)	$482	$67
Product recall costs (See Footnote 18)	2	8
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the nine months ended September 30, 2020 decreased 9% primarily due to a shift in consumer purchasing patterns, as a result of the ongoing COVID-19 pandemic, which negatively impacted performance during the first half of the year. During the third quarter, demand for outdoor products in North America, Europe and Asia improved, partially offset by decreased demand in apparel and beverage products. Changes in foreign currency unfavorably impacted net sales by $10 million, or 1%.

Operating loss for the nine months ended September 30, 2020 was $409 million as compared to operating income of $11 million. This performance was primarily due to higher non-cash impairment charges of certain indefinite-lived intangibles assets, lower sales volume as noted above, higher absorption costs associated with lower sales volume and unfavorable product mix, partially offset by lower overhead costs and lower discretionary spending, including advertising and promotional costs, as well as lower costs associated with a prior-year product recall, and productivity improvements.

Liquidity and Capital Resources
Liquidity

In light of current uncertainty in the global economy, as well as equity and bond markets, due to the COVID-19 pandemic, the Company has taken several actions and may continue to take actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including issuing debt, evaluating supply purchases, enhanced customer credit review processes, reviewing operating expenses, prioritizing capital expenditures, as well as the extension of payment terms for goods and services. The Company also has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Revolving Credit Facility (the "Credit Revolver"). At September 30, 2020, the Company had no outstanding drawings against the Securitization Facility and Credit Revolver. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends and will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

At September 30, 2020, the Company had cash and cash equivalents of approximately $858 million, of which approximately $499 million was held by the Company’s non-U.S. subsidiaries. The Company’s available cash and cash equivalents, cash flows generated by operating activities and borrowing capacity, along with the actions described above, provide the Company with continued financial viability and adequate liquidity to fund its operations. The Company’s cash requirements are subject to change as business conditions warrant. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans as described above may change. At this point, while the Company has seen positive sequential momentum and remains optimistic for improvement in its financial results over the second half of 2020, the Company is still unable to predict the duration and severity of this pandemic, which could continue to have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the global pandemic continues to exist for a prolonged period of time or worsens. Any such material adverse impacts could impact the Company's ability to satisfy financial covenants and could limit the ability to make future borrowings under existing debt instruments. For information regarding the impact of COVID-19 on the Company, refer to Recent Developments in Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in Part II - Item 1A.

Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2020 and 2019 (in millions):

	2020	2019	Increase (Decrease)
Cash provided by operating activities	$820	$424	$396
Cash provided by (used in) investing activities	(138)	581	(719)
Cash used in financing activities	(174)	(1,024)	850
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(11)	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	$494	$(30)	$524

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

In addition, certain of the Company’s outstanding senior notes aggregating to approximately $4.5 billion are subject to an interest rate adjustment of 25 basis points as a result of the Moody's and S&P downgrades, for a total of 50 basis points. This increase to the interest rates of the senior notes subject to adjustment is expected to increase the Company’s interest expense for 2020 by approximately $17 million and approximately $23 million on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrades.

Cash Flows from Operating Activities

The change in net cash provided by operating activities is primarily due to successful working capital initiatives, which included: enhanced customer credit review and collections processes, evaluating supply purchases and focused inventory management, and the extension of payment terms for goods and services with vendors. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to higher proceeds from the sale of divested businesses in the prior year, partially offset by lower current year capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to higher payments of long-term debt in the prior year, as well as current-year proceeds from the issuance of the June 2025 Notes (defined below). See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

During the nine months ended September 30, 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $492 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The June 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility, and the redemption of the outstanding 4.70% Senior Notes due in August 2020 at maturity.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. As a result of the S&P and Moody's downgrades, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Credit Revolver also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. During the second quarter of 2020, the Company drew down $125 million on the Credit Revolver and used a portion of the proceeds to repay the outstanding commercial paper of $40 million outstanding at March 31, 2020. At September 30, 2020, there were no commercial paper balance borrowings. In addition, there were approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At September 30, 2020, the net availability under the Credit Revolver was approximately $1.2 billion.

The Company maintains an Accounts Receivable Securitization Facility. The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At September 30, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

During the first quarter of 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) to increase the amount of certain customer receivables that may be sold. The balance of factored receivables at the end of the third quarter of 2020 was approximately $350 million, an increase of approximately $150 million from the balance at December 31, 2019. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants under these instruments at September 30, 2020.

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

Fair Value Hedges

At September 30, 2020, the Company had approximately $100 million notional of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.0% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. On August 15, 2020, a $277 million notional interest rate swap matured concurrently with the maturity of the 4.7% senior notes which were repaid during the quarter.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. These cross-currency swaps, which mature in January and February 2025, pay a fixed rate of Euro-based interest and receive a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and nine months ended September 30, 2020, the Company recognized income of $3 million and $10 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.
Foreign Currency Contracts
The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2020, the Company had approximately $289 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.
The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2020, the Company had approximately $842 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments at the date indicated September 30, 2020 (in millions):

September 30, 2020
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$3
Fair value hedges:
Interest rate swaps	7
Net investment hedges:
Cross-currency swaps	(43)
Derivatives not designated as effective hedges:
Foreign currency contracts	9
Total	$(24)

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Appliances and Cookware segment was impaired. During, the nine months ended September 30, 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value. There were no goodwill impairments recorded during the three months ended September 30, 2020.

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

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development and Outdoor and Recreation segments were impaired. During the nine months ended September 30, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values.

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the indefinite-lived intangible asset was impaired as its carrying value exceeded its fair value. During the three and nine months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset. See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

In addition, as a result of several impairment charges recorded over the past three years and most recently at September 30, 2020, some of the Company's reporting units and several of the Company's indefinite-lived tradenames were either recorded at fair value or with fair values within 10% of the associated carrying values. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time, it is possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. For each of the Company’s reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, the reporting unit’s actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value. If so, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

At March 31, 2020, there were no reporting units and nine indefinite-lived trade names with fair values within 10% of the associated carrying values. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the reporting unit would not have resulted in an incremental goodwill impairment charge. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of certain indefinite-lived intangibles in the Company’s Home Solutions and Learning and Development segments would have resulted in incremental impairment charges of $39 million and $13 million, respectively. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's following segments: Appliances and Cookware, Home Solutions and Learning and Development of $6 million, $6 million and $16 million, respectively. As a result of updating the sensitivity analysis completed at March 31, 2020 for the $2 million impairment recorded during the three months ended September 30, 2020, a hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of the indefinite-lived intangible asset within the Learning and Development segment would have resulted in an incremental impairment charge of $15 million at September 30, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at September 30, 2020, due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Remediation of Previously-Reported Material Weakness

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter 2020 Form 10-Q”) and in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), we reported a material weakness in our internal control over financial reporting in that the Company had not designed and maintained effective controls over the accounting for the impact of divestitures as well as a material weakness related to accounting for certain aspects of income taxes. During the quarter ended June 30, 2020, we remediated our material weakness related to accounting for the impact of divestitures.

Continuing Material Weakness

We continue to have a material weakness in our internal control over financial reporting as disclosed in the Second Quarter 2020 Form 10-Q and 2019 Form 10-K, in that the Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. Specifically, the Company did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and over the accuracy of determining uncertain tax positions, including but not limited to verifying that the accrued interest associated with uncertain tax positions is properly determined and recorded. These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019. Additionally, in aggregate, these control deficiencies could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in aggregate, constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks set forth below and the risk factors described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, liquidity, financial condition or future results. The risks described below, and the risks described in our 2019 Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties not currently known or that the Company currently deems to be immaterial also may materially and adversely affect its business, liquidity, financial condition or operating results.

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of COVID-19 could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control. In this regard, the extent of the impact of the pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the duration and severity of the pandemic, its impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local government responses to contain its spread and mitigate its public health effects, especially in areas where conditions have recently worsened.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2020:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	30,371	$15.78	—	$—
August	1,829	17.11	—	—
September	—	—	—	—
Total	32,200	$15.86	—
(1)The Company’s previously existing share repurchase program (“SRP”) expired on December 31, 2019 and was not extended.
(2)All shares during the three months ended September 30, 2020, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1†
Amended Exhibit A to 2020 Long Term Incentive Plan Terms and Conditions and 2020 Restricted Stock Unit Award Agreements with the CEO and the Management Committee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2020).

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

NEWELL BRANDS INC. Registrant

Date:	October 30, 2020	/s/ Ravichandra K. Saligram
Ravichandra K. Saligram
President & Chief Executive Officer

Date:	October 30, 2020	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer & President, Business Operations