Form 10-K
period 2020-12-31
NEWELL BRANDS INC.
filed 2021-02-19
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2020	1-9608
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
There were 424.6 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 12, 2021. The aggregate market value of the shares of Common Stock on June 30, 2020 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $6.7 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

GENERAL

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands is committed to enhancing the lives of consumers around the world with planet-friendly, innovative and attractive products that create moments of joy and provide peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

BUSINESS STRATEGY

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. The strategy, developed in 2019, is designed to drive sustainable top line growth, improve operating margins, accelerate cash conversion cycle and strengthen the portfolio, organizational capabilities and employee engagement, while addressing key challenges facing the Company. These challenges include: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape. The coronavirus (COVID-19) pandemic and its impact to the Company’s business resulted in the acceleration of these initiatives in many respects.

The Company has made significant progress on the following imperatives it previously identified as part of its turnaround strategy:

•Strengthening the portfolio by investing in attractive categories aligned with its capabilities and strategy;
•Driving sustainable profitable growth by focusing on innovation, as well as growth in digital marketing, e-commerce and its international businesses;
•Improving margins by driving productivity and overhead savings, while reinvesting into the business;
•Enhancing cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Building a winning team through engagement and focusing the best people on the right things.

Continued execution of these strategic imperatives will better position the Company for long-term sustainable growth.

Coronavirus (COVID-19)

Beginning late in the fourth quarter of 2019 through 2020 and into 2021, COVID-19 emerged and subsequently spread globally, ultimately being declared a pandemic by the World Health Organization. The pandemic resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people to limit exposure to the virus. The Company's global operations, similar to those of many large, multi-national corporations, experienced significant COVID-19 related disruption to its business in three primary areas:

•Supply chain. While the majority of the Company’s factories are considered essential in their applicable jurisdictions and have remained operational, the Company experienced disruption at certain of its facilities. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its

Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with state government guidelines. By the end of the third quarter of 2020, substantially all of the Company's manufacturing and distribution facilities reopened and were operating at or near capacity. Since then, the Company's facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges and expects this to persist until the current economic and public health conditions improve globally.

•Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March. All of these stores reopened by the end of the third quarter and have remained open since.

•Consumer demand patterns. During the quarantine phase of the pandemic, consumer purchasing behavior strongly shifted to certain focused categories. While certain of the Company’s product categories in the Food, Commercial and Appliances and Cookware business benefited from this shift, others, particularly the Writing business, experienced significant slowing. Changes in consumer purchasing patterns, temporary office closures, as well as the shift to remote learning for schools and other higher education programs in the Fall semester of 2020 adversely impacted the performance of the Writing business during 2020.

In response to the COVID-19 pandemic, the Company focused on protecting the health and well-being of its employees; maintaining financial viability and business continuity; and keeping manufacturing facilities and distribution centers operating, where permitted and deemed prudent, to provide products to our consumers. The Company put in place internal protocols including the establishment of a COVID-19 task force to monitor the situation, as well as communications and guidance issued by foreign, federal, state and local governments. The Company instituted mandatory work-from-home policies for employees able to work from home in various locations around the world and implemented a number of precautionary measures at its manufacturing plants, warehouses, distribution centers and R&D centers to reduce person-to-person contact and improve the personal safety for our front-line employees. Furthermore, the Company temporarily closed all of the world-wide Yankee Candle retail stores. By the end of the third quarter of 2020, all of the Company’s temporarily closed manufacturing and distribution sites reopened and were operating at or near capacity. In addition, most of the Company's office locations have reopened on a limited basis.

The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible cessation or extensions to all or part of such COVID-19 precautionary initiatives. As part of the Company's efforts to contain costs and maintain financial liquidity and flexibility, it instituted a hiring freeze for non-essential roles, furloughed all field-based and most corporate retail employees in North America, from April 1, 2020 through the third quarter of 2020, tightened discretionary spending, reduced non-essential travel and optimized advertising and promotional expenses. In addition, the Company announced a restructuring program during the second quarter of 2020 to reduce overhead costs, streamline certain underperforming operations and improve future profitability.

While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company saw positive momentum, which included sales growth during the second half of the year and strong liquidity with over $1.4 billion in operating cash flow for the year ended December 31, 2020. The Company believes, however, the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time or if plans to administer vaccines are delayed.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) and Ball®, TMs Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 17 of the Notes to the Consolidated Financial Statements for further information.

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

The Appliances and Cookware segment primarily markets its products directly to warehouse clubs, department stores, drug/grocery stores, home centers, mass merchants, specialty retailers, distributors and e-commerce companies.

Commercial Solutions

The Commercial Solutions segment designs, manufactures, sources, and distributes commercial cleaning and maintenance solutions products, closet and garage organization products; hygiene systems and material handling solutions primarily under the Quickie®, Mapa®, Rubbermaid®, Rubbermaid Commercial Products® and Spontex® trademarks. The Company also manufactures and distributes connected home and security products as well as smoke and carbon monoxide alarms mostly under the BRK® and First Alert® trademarks.

The Commercial Solutions segment primarily markets its products directly to warehouse clubs, department stores, home centers, commercial products distributors, mass merchants, specialty retailers, distributors, e-commerce companies, select contract customers and other professional customers.

Home Solutions

The Home Solutions segment designs, manufactures, sources, markets and distributes a diverse line of household products. Food storage products are sold primarily under the FoodSaver®, Rubbermaid® and Sistema® trademarks. The Company also sells certain home canning and food storage products under the Ball® trademark, pursuant to a license from Ball Corporation. Home fragrance products are sold primarily under the Chesapeake Bay Candle®, WoodWick® and Yankee Candle® trademarks.

The Home Solutions segment primarily markets its products directly to warehouse clubs, department stores, grocery stores, home centers, mass merchants, specialty retailers, distributors and e-commerce companies, as well as direct to consumers online and in Yankee Candle retail stores.

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

The Learning and Development segment primarily markets its products directly to mass merchants, warehouse clubs, drug/grocery stores, office superstores, office supply stores, contract stationers, travel retail, distributors and e-commerce companies, and direct to consumers online.

Outdoor and Recreation

The Outdoor and Recreation segment designs, manufactures, sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. Active lifestyle products are sold primarily under the Coleman®, Contigo®, ExOfficio® and Marmot® trademarks.

The Outdoor and Recreation segment primarily markets its products directly to warehouse clubs, department stores, grocery stores, mass merchants, sporting goods and specialty retailers, distributors and e-commerce companies, as well as direct to consumers online.

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

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities, although the Company did experience capacity constraints around certain raw materials and finished goods in 2020 driven largely by demand volatility related to the COVID-19 pandemic. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, extinguisher powder, nylon, paper, plastic resin, sawdust, tin plate, wax and wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

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

In 2020, the Company's sales and operating results were disrupted by the COVID-19 pandemic, negatively impacting the Company's performance during the first half of the year, partially offset by positive performance during the second half of the year. The Company believes the seasonality of its businesses will revert back to historical patterns as the impact of the global pandemic lessens.

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

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 15% of net sales in 2020, 2019 and 2018. Amazon, the Company's second largest customer, accounted for 12%, 9%, and 8% of net sales in 2020, 2019 and 2018, respectively. The Company’s top-ten customers in 2020 included (in alphabetical order): Amazon, Bed, Bath & Beyond, Costco, Lowe’s, Kroger, Office Depot, Staples, Target, The Home Depot and Walmart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K and in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

Human Capital Management

Newell Brands is committed to creating a workplace where it supports the success of its people by investing in their personal development and career growth. The Company has employees located throughout the world. At December 31, 2020, the Company employed approximately 31,000 people worldwide. Approximately 3,300 were in the Asia-Pacific region, 4,600 were in the Europe, Middle East and Africa region, 7,700 were in the Latin America region and 15,400 were in the North America region. Of the Company's total employees, approximately 16,000 were employed in manufacturing and supply chain roles. The Company's strong employee base, along with its commitment to uncompromising values, provides the foundation of the Company’s success.

The Company's employees are responsible for upholding the Company's goal of creating a safer, sustainable, productive, and consumer-focused future. The Company's values of Transparency, Truth, Trust and Teamwork guide our own actions as well as our relationships with consumers, customers, suppliers and each other. They are grounded in a people-first philosophy enabling the Company to deliver results, drive long-term sustainability and promote a winning culture. The Company tracks and reports internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices.

The Company embraces diversity, inclusion and belonging, and strongly believes that a truly consumer-focused workforce should be as diverse as the customers it serves and leverage the skills and perspectives of a wealth of backgrounds of all team members. To attract a global and diverse workforce, the Company strives to build a culture where employees can bring their whole selves to work. Employee resource groups (“ERGs”) are Company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the Company, including inclusion and diversity and the professional development of employees. The ERGs provide a space where employees can foster connections and develop in a supportive environment. At December 31, 2020, the Company had five ERGs:

•BEACON (Black and African ancestry);
•RAY (Women);
•OPEN (LGBTQ);
•NAAPA (Asian-American); and
•HOLA (Hispanic and Latinx).

The Company is focused on recruitment of diverse candidates and on internal talent development of its diverse leaders so they can advance their careers and move into leadership positions within the Company. The Company has adopted a policy requiring diverse slates for recruitment at the Director level and above. Also, during 2019, the Company conducted a fully digital, enterprise-wide engagement survey, which was given to all professional and clerical employees (excluding factory or hourly employees) and was available in 12 languages, which focused on measuring engagement and inclusion.

The Company continues to emphasize employee development and training, and strives to align and deliver its People Agenda with its business strategies to recruit, develop and retain the right talent, skills and capabilities to deliver on its commitments. To empower employees, the Company provides a range of development programs and opportunities, skills, and resources needed to be successful. Our Grow@Newell eLearning platform, which is an online portal, supplements the Company's talent development strategies with access to instructor-led classroom or virtual courses and self-directed web-based courses. The Company has a robust talent and succession planning process and has established specialized programs to support the development of its talent pipeline for critical roles in general management, engineering, and operations. On an annual basis, the Company conducts an Organization and Leadership Review process with its chief executive officer and all segment, business unit, and function leaders focusing on high -performing and high-potential talent, diverse talent, and the succession for its most critical roles.

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The Chief Executive Officer and Executive Committee Team have meaningful industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see the “Risk Factors” section below.

ITEM 1A. RISK FACTORS

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

COVID-19 Related Risks

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

Our business may be unfavorably impacted by the fear of exposure to or actual effects of the COVID-19 pandemic or any other disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to cease particular business activities. These impacts include, but are not limited to:

•Significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, store closures, school closures or delayed opening for schools and other higher education programs, quarantine or other travel restrictions, or financial hardship among customers, retailers and consumers, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products, or stockpiling; if prolonged, such impacts can further increase the difficulty in planning our operations, which may adversely impact our results, liquidity and financial condition;

•Inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations, supply arrangements as well as distribution centers caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability including as a result of governmental mandates to close certain of our manufacturing and distribution facilities;

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of the COVID-19 pandemic could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control. In this regard, the extent of the impact of the pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the duration and severity of the COVID-19 pandemic, its impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted.

We have experienced significant COVID-19-related disruptions to our businesses, and if we experience future disruption in the near-to-medium term, we may be unable to maintain compliance with the financial covenants or borrowing base requirements in certain of our debt facilities.

Under the terms of certain of our debt facilities, including the Securitization Facility and Credit Revolver, we are required to comply with certain financial covenants or satisfy certain borrowing basis requirements. As a result of the COVID-19 pandemic, our operations have been and could be further disrupted, and if such disruptions significantly interfere with our operations in the near-to-medium term, we may be not be able to satisfy such requirements. In such a situation, we may choose to seek covenant waivers or other relief from the lenders under our debt facilities.

Covenant waivers may result in additional fees associated with obtaining the waiver, or our being subject to increased interest rates, additional restrictive covenants and other lender protections under our debt facilities. Our ability to provide additional lender protections under these facilities, including the granting of security interests in collateral, will be limited by the existing restrictions applicable to the Company under the various documents governing our indebtedness. There can be no assurance that we would be able to obtain future waivers in a timely manner, on acceptable terms or at all. If we were not able to obtain a covenant waiver under any one or more of these debt facilities, if and when necessary, we could be in default of such agreements, which could result in cross defaults to our other debt agreements and potential acceleration of amounts due under all of our outstanding debt and derivative contract liabilities. In such a situation, we would need to refinance or repay the applicable debt facility or facilities and would be required to raise additional debt or equity capital, or divest assets, to refinance or repay such facility or facilities. If we were to be unable to obtain a covenant waiver in the future under any one or more of these debt facilities, there can be no assurance that we would be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay such facility or facilities. As a result, the inability to obtain covenant waivers described above would have a material adverse effect on the Company.

Industry and Economic Risks

The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. A proliferation of digitally native brands has further intensified the competitive landscape. The Company’s principal customers are large mass merchandisers, discount stores, home centers, warehouse clubs, office superstores, specialty retailers, wholesalers, commercial distributors, direct-to-consumer channels, and e-commerce companies. The dominant share of the market represented by these large retailers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, reducing inventory levels, demanding innovative new products and products tailored to each of their unique requirements, requiring suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the retail and e-commerce sectors may result in a number of customers experiencing financial difficulty or failing in the future. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s customers may further consolidate, which could materially adversely affect the Company’s sales and margins.

The Company’s customers have steadily consolidated over the last two decades. The Company expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets, reduce inventory, and rationalize their supply chain, which could adversely affect the Company’s business and results of operations. There can be no assurance that, following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in future pricing and other competitive pressures that could reduce the Company’s sales and margins.

Strategic and Operational Risks

The Company’s sales are dependent on purchases by several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

The Company’s customer base is relatively fragmented. Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end customers could have an adverse effect on the Company’s gross profit margins and operating income. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

The Company depends on a continuous flow of new orders from large, high-volume retail customers; however, the Company may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to:

•reduce lead times for product delivery, which may require the Company to increase inventories and could impact the timing of reported sales;
•improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third-party suppliers; and
•adopt technologies related to inventory management such as Radio Frequency Identification, otherwise known as RFID technology, which may have substantial implementation costs.

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

If the Company does not continue to develop and maintain leading brands or realize the anticipated benefits of increased advertising and promotion spend over the long term, its operating results may suffer.

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands so that the Company’s retail and other customers will need its products to meet consumer demand. Leading brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to increase its expenditures for advertising and promotion and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.

Failure to further expand the Company’s e-commerce business, despite increasing e-commerce investments, may materially and adversely affect the Company’s market position, net sales and financial performance.

The retail industry has rapidly evolved and consumers have embraced shopping online and through mobile commerce applications. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing, and the pace of this increase has accelerated. At the same time, the portion of retail business at traditional “brick and mortar” stores and shopping centers is decreasing.

The Company’s strategy includes investments in e-commerce, and investments in technology initiatives. If these investments fail to adequately or effectively allow the Company to further expand its e-commerce business, maintain or grow its overall market position or otherwise benefit the Company, the Company’s market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of sales by the Company’s other customers, which could, if not offset by a greater increase in e-commerce sales, materially adversely affect the business of the Company.

Furthermore, the cost of certain e-commerce and technology investments may adversely impact the Company’s financial performance in the short and long-term. There can be no assurance that investments in e-commerce infrastructure and technology will result in increased sales, through e-commerce or otherwise.

The Company’s plans to execute its turnaround plan, improve productivity, reduce complexity and costs may not be successful, which would materially adversely affect its financial results.

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows. These initiatives are designed to reduce the complexity of the organization, improve the Company’s cash conversion cycle and increase investment in the Company’s most significant growth platforms. These initiatives are further designed to reduce costs associated with direct materials, indirect expenses, and distribution and logistics, among other things. These initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. Other major productivity, streamlining and divestment programs may also be required in the future to continue the turnaround plan. Such programs may require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. Further, the Company has pursued and may continue to pursue acquisitions of brands, businesses, or technologies from third parties. The Company’s success depends on its ability to integrate such acquired brands, businesses, or technologies, to continuously improve its manufacturing operations to gain efficiencies, to reduce supply chain costs and to streamline and redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. Future acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or significant integration and transaction costs.

The Company’s operations are dependent upon third-party vendors and suppliers whose failure to perform adequately could disrupt the Company’s business operations.

The Company currently sources a significant portion of parts and products from third parties. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products will impact the Company’s success in meeting customer demand for timely delivery of quality products. In some cases, the Company does not enter into long-term contracts with its primary vendors and suppliers, instead buying parts and products on a “purchase order” basis. As a result, the Company may be subject to unexpected changes in pricing or supply of products.

The ability of third-party suppliers to timely deliver finished goods and/or raw materials, and the ability of the Company’s own facilities to timely deliver finished goods, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, demand volatility or port congestion, unavailability of shipping containers or other equipment, or significant weather and health conditions affecting manufacturers and/or shippers. Any adverse change in the Company’s relationships with its third-party suppliers, the financial condition of third-party suppliers, the ability of third-party suppliers to manufacture and deliver outsourced parts or products on a timely basis, or the Company’s ability to import products from third-party suppliers or its own facilities could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment in recent years. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, certain businesses in the Baby business unit have a single source of supply for products that comprises a majority of their sales and which owns intellectual property rights in respect of many of those products. As another example, certain products manufactured by the Connected Home and Security business unit rely upon a single source for a key component part, and alternative sources for that component part are limited. Should any of these single source suppliers fail to manufacture sufficient supply, temporarily close their factories as a result of government mandates or other circumstances, go out of business or discontinue a particular component, the Company may not be able to find alternative vendors and suppliers in a timely manner, if at all. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company. The Company cannot assure you that it could quickly or effectively replace any of its suppliers if the need arose, and the Company cannot assure you that it could retrieve tooling and molds possessed by any of its third-party suppliers. The Company’s dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

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

The Company relies extensively on information technology (“IT”) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting business. The various uses of these IT systems, networks and services include, but are not limited to:

•ordering and managing materials from suppliers;
•converting materials to finished products;
•shipping products to customers;
•marketing and selling products to consumers;
•collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to the General Data Protection Regulation of the European Union (“GDPR”), the California Consumer Privacy Act (“CCPA”) or General Law for Protection of Personal Data (“LGPD”) of Brazil;
•processing transactions;
•summarizing and reporting results of operations;
•hosting, processing and sharing confidential and proprietary research, business plans and financial information;
•complying with regulatory, legal or tax requirements;
•providing data security; and
•handling other processes necessary to manage the Company’s business.

Increased IT security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to the Company’s networks or data, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. The Company deploys technical and organizational measures to protect and prevent unauthorized access to or loss of data, however, as techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement preventive measures. Furthermore, the Company’s relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventive measures or fully mitigating harms after an attack or breach occurs.

The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’ databases or systems notwithstanding whether the Company takes reasonable steps to prevent such attacks. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ proprietary information, such as credit card and bank account numbers. The Company’s payment services may be subject to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.

The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the GDPR which went into effect in May 2018, the CCPA, which went into effect on January 1, 2020, and the LGPD which went into effect in August 2020. The changes introduced by the GDPR, CCPA, and LGPD increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

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

Some of the products the Company manufactures require particular types of glass, metal, paper, plastic, resin, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing the Company’s products. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties, and changes in laws, regulations, and related interpretations.

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States. Considerable political uncertainty exists in the United States and abroad that could result in continuing changes to the national and international trade policies around which the Company has built its sourcing practices and operations. Additionally, the impact of new trade policy under the new U.S. Presidential administration is uncertain. Given the Company's reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. The prior presidential administration imposed a number of tariffs on Chinese-origin goods, as well as on certain products imported into the United States from the European Union. Any extension of tariffs to additional categories of goods or to additional importers or exporters or additional countries of origin could significantly increase the cost of some our products and reduce our margins. The Company will continue to work to mitigate the tariff exposure, in part through pricing, productivity and in some cases relocation. However, there can be no assurance these mitigation efforts will be successful.

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

The Company’s ability to successfully execute its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key personnel. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. In 2020, the Company hired four new Business Unit CEOs and a new Chief Customer Officer. Both its President and Chief Executive Officer and its Chief Human Resources Officer joined the Company in 2019. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.

Damage to the Company’s reputation or loss of consumer confidence could have an adverse effect on the Company’s business.

Maintaining the Company’s strong reputation with consumers, customers and suppliers worldwide is critical to the Company’s continued success. Adverse publicity about the Company, its brands, corporate practices, or any other issue that may be associated with the Company, whether or not deserved, could jeopardize that reputation. Such adverse publicity could come from traditional sources such as government investigations or public or private litigation, but may also arise from negative comments on social media regarding the Company or its brands.

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, and other external business partners, for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our reputational and legal risk. If third parties fail to comply with our policies and procedures or similar compliance requirements set forth by our customers, the Company could potentially suffer significant losses of business and revenue from certain customers.

Further, third parties sell counterfeit versions of some of our products, which are often inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity.

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, packaging, responsible sourcing and social investments. In 2020, the Company published its Corporate Sustainability Report which included many of these focus areas. The Company could fail, or be perceived to fail, in its achievement of such initiatives or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments and may be required to invest significant resources to repair such impacts.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition, as well as, require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2020, the Company had approximately 31,000 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

Risks related to the strength of global retail, commercial and industrial sectors and changes in foreign, cultural, political and financial market conditions could impair the Company’s international operations and financial performance.

The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Latin America and the Asia Pacific region. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, can be affected by specific events or general economic conditions, including worldwide or country-specific economic instability.

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

Further, some of the Company’s operations are conducted or products are sold in countries where economic growth has slowed, or where economies have suffered economic, social and/or political instability or hyperinflation; or where the ability to repatriate funds has been significantly delayed or impaired. Current government economic and fiscal policies in these economies, including stimulus measures and currency exchange rates and controls, may not be sustainable and, as a result, the Company’s sales or profits related to those countries may decline. The economies of other foreign countries important to the Company’s operations could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. The Company’s international operations (and particularly its business in emerging markets), including manufacturing and sourcing operations (and the international operations of the Company’s customers), are subject to inherent risks which could adversely affect the Company, including, among other things:

•protectionist policies restricting or impairing the manufacturing, sales or import and export of the Company’s products, including tariffs and countermeasures;
•new restrictions on access to markets;
•lack of developed infrastructure;
•inflation (including hyperinflation) or recession;
•devaluations or fluctuations in the value of currencies;
•changes in and the burdens and costs of compliance with a variety of laws and regulations, including the Foreign Corrupt Practices Act, tax laws, accounting standards, trade protection measures and import and export licensing requirements, environmental laws and occupational health and safety laws;
•social, political or economic instability;
•acts of war and terrorism;
•natural disasters or other crises;
•reduced protection of intellectual property rights;
•restrictions on transfer of funds and/or exchange of currencies;
•expropriation of assets or forced relocations of operations; and
•other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by host countries.

In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operational results to suffer. For example, the COVID-19 pandemic negatively impacted our revenues in the first half of 2020 and the eventual duration and financial impact of the pandemic are still uncertain.

Further, the United Kingdom exited the European Union on January 31, 2020, after protracted political and economic negotiations, with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the United Kingdom and the European Union remained in place while the United Kingdom and the European Union negotiated a trade and cooperation agreement that was entered into on December 24, 2020 and went into effect on January 1, 2021. While the agreement does not currently impose tariffs on imports across European Union borders for goods with a United Kingdom or European Union origin, customs procedures and border checks may cause delays and backlogs in the transport of goods, and tariffs still apply for some goods originating outside of the United Kingdom or European Union. Further, uncertainty still remains regarding the potential for the future imposition of tariffs on imports across European Union borders. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. These changes could also cause disruptions to free movement of people and services to and from the United Kingdom, disruptions to the workforce or the workforce of the Company’s suppliers or business partners, increased foreign exchange volatility with respect to the British pound and additional political and economic uncertainty. The foregoing could create uncertainty surrounding the Company’s business and the business of existing and future customers and suppliers, which could increase the cost of some of the Company’s products, thereby reducing its margins. Further, the foregoing risks could have a significant adverse impact on the Company’s ability to commercialize its products on a competitive basis in international markets and may have a material adverse effect on its business, financial condition, and results of operations. The Company’s small sales volume in some countries, relative to some multinational and local competitors, could exacerbate such risks. Depending on the extent to which the Company may be required to make material changes to its European operations beyond those currently planned, the Company’s results of operations and business prospects could be negatively affected.

Should any of these risks occur, the Company’s ability to manufacture, source, sell or export its products or repatriate profits could be impaired. In addition, the Company could experience a loss of sales and profitability from its international operations and/or the Company could experience a substantial impairment or loss of assets.

Financial Risks

The Company has substantial indebtedness, which could materially and adversely affect the Company and its financial position, including decreasing its business flexibility, impacting its ratings and increasing its borrowing costs.

At December 31, 2020, the Company had $5.6 billion in outstanding debt, reflecting a reduction of approximately $116 million versus December 31, 2019. The Company’s substantial indebtedness has had, and could continue to have, important consequences for the Company, including:

•requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, which reduces the availability of its cash flow to fund working capital requirements, capital expenditures, future acquisitions, dividends, repurchases of the Company’s common stock and other general corporate purposes;
•limiting the Company’s flexibility in planning for, or reacting to, adverse business and economic conditions or changes in the Company’s business and the industries in which it operates;
•placing the Company at a competitive disadvantage compared to its competitors that have less debt; and
•limiting, along with the financial and non-financial covenants in the Company’s debt documents, its ability to borrow additional funds.

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

While the vast majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

An increase in interest rates may also occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark reference for short-term interest rates. Such a transition may result in the usage of a higher reference rate for our variable rate debt. The U.S. Federal Reserve has sponsored the Alternative Reference Rates Committee (“ARRC”), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the U.S. Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. ARRC has recommended SOFR as the alternative to LIBOR and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organisation of Securities Commissions, or IOSCO, has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swaps and Derivatives Association (“ISDA”) has published guidance on interest rate benchmarks and alternatives in July and August 2018. ISDA also published a protocol providing details of the fallback rate conversion methodology in October 2020. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our future results of operations or financial condition. In a November 30, 2020 announcement, LIBOR’s administrator signaled to the market that USD LIBOR for the most liquid maturities is now likely to continue to be published until June 30, 2023, which would allow time for most legacy contracts to mature before USD LIBOR is no longer available, and would also allow for more time for SOFR to develop. If LIBOR ceases to exist prior to the maturity of our contracts, we may need to renegotiate our credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation (“Moody’s”) downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings (“Fitch”) downgraded the Company’s debt rating to “BB” as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated and its cost of borrowing increased.

Any further downgrade by Moody’s or S&P would further increase the Company’s borrowing costs and continue to adversely affect the Company’s financial results. In addition, in the event of a future reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be further lowered, it would further limit, or eliminate entirely, the Company’s access to the commercial paper market.

The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

See Factors Affecting Liquidity in Liquidity and Capital Resources in Item 7.

Failure to successfully remediate the material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

As further detailed in Item 9A. Controls and Procedures, management continues to have a material weakness in its internal control over financial reporting. A material weakness was disclosed in the Company’s 2019 Annual Report on Form 10-K, filed on March 2, 2020 and subsequent quarterly reports on Form 10-Q, related to the accounting for certain aspects of income taxes. At December 31, 2019, the Company identified that it did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and the accuracy of determining uncertain tax positions, including but not limited to verifying the accrued interest associated with uncertain tax positions was properly determined and recorded. In addition, during the fourth quarter of 2020, management identified that the Company did not design and maintain effective controls to ensure the accuracy of accounting for non-recurring tax planning transactions. These control deficiencies, in the aggregate, could result in a misstatement of the Company's aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2020, management designed and implemented the following measures to remediate the deficiencies related to the completeness and accuracy of accounting for state income tax and the accuracy of determining uncertain tax positions, including but not limited to verifying that the accrued interest associated with uncertain tax positions was properly determined and recorded:

•Hired experienced resources with substantive backgrounds in accounting for income taxes as well as U.S. multinational public company experience;
•Engaged a third party to review the Company’s tax provision processes, identify inefficiencies, and recommend process enhancements;
•Implemented a tax reporting software solution that has enhanced our visibility of uncertain tax positions as well as a software solution that has enhanced our state income tax reporting capabilities;
•Implemented enhancements and process improvements to the quarterly and annual provision with respect to uncertain tax positions and state income taxes; and
•Undertook extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes.

In addition, as summarized below, management is in the process of developing a full remediation plan for and has begun enhancing certain controls to include refinements and improvements to the controls with respect to the deficiencies related to the accuracy of accounting for non-recurring tax planning transactions:

•Enhancing the precision of the control over the calculation and analysis of non-recurring tax planning transactions.

While management believes that the measures already designed and implemented in both the state tax and uncertain tax positions processes are effective, the material weakness, in the aggregate, will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

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

Continued declines in the future expected cash flows for the Company’s businesses or changes to underlying assumptions used to calculate fair value could result in additional impairment charges which could have a material adverse effect on the Company’s financial results of operations.

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

During the years ended December 31, 2020, 2019 and 2018, the Company recorded non-cash impairment charges related to goodwill and indefinite lived intangibles of $1.5 billion, $1.2 billion and $8.3 billion, respectively, in continuing operations and $112 million and $1.5 billion, in discontinued operations in 2019 and 2018, respectively. Future events or factors may occur that would adversely affect the fair value of the Company’s assets and require impairment charges. Such events or factors may include, but are not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s recent history of impairment charges, there is minimal difference between the estimated fair values and the carrying values of some of its intangible assets, increasing the possibility of future impairment charges. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 7 of Notes to Consolidated Financial Statements.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 10 of the Notes to Consolidated Financial Statements for further information.

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

The Company may decide to sell or discontinue other businesses or products in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner, and prospective buyers may have difficulty obtaining financing. Past and future divestitures and business discontinuations also involve additional risks, including the following:

•difficulties in the separation of operations, services, products and personnel;
•the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;
•the disruption of the Company’s business;
•the potential loss of key employees; and
•disputes or litigation with the buyers.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business or exiting product lines, which could have a material adverse effect on its business.

Legal, Tax and Regulatory Risks

Governmental investigations or actions by other third parties could have a material adverse effect on management and the Company’s business operations.

The Company is subject to various federal, state and foreign laws and regulations. In the ordinary course of business, the Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. The Company previously disclosed that it had received a subpoena and related informal document requests from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies may be time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

The Company’s businesses and operations are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, data privacy, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and other intellectual property matters), and to resolve pending legal and environmental matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2020. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed of wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing remediation obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” in Footnote 18 of the Notes to Consolidated Financial Statements for a further discussion of these and other environmental-related matters.

The Company’s business involves the potential for product recalls, product liability and other claims against it, which could affect its earnings and financial condition.

As a manufacturer and distributor of consumer products, the Company is subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. From time to time, the Company has announced voluntary recalls of its products where it has identified potential product safety concerns. For example, in 2019 the Company announced a voluntary recall of the Contigo Gizmo product due to occurrences of the silicone spout detaching from the nylon base, which resulted in significant product returns and other costs. Any repurchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. When the Company is required to remove, or voluntarily removes, its products from the market, the Company’s reputation could be tarnished and the Company might have large quantities of finished products that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects.

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

See Footnote 18 of the Notes to the Consolidated Financial Statements for a further discussion of these and other regulatory and litigation-related matters.

If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect the Company’s market share and results of operations.

The Company’s success with its proprietary products depends, in part, on its ability to protect its current and future technologies and products and to defend its intellectual property rights, including its patent, trade secret and trademark rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products.

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

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, including through the use of third-party marks, ideas, or technologies, such a finding could result in the need to cease use of such mark, trade secret, copyrighted work or patented invention in the Company’s business, as well as the obligation to pay for past infringement. If rights holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

The Company's primary corporate offices are located in an owned office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2020, the Company's global physical presence included approximately 55 manufacturing facilities (20 in the U.S.), approximately 70 regional distribution centers and warehouses (35 in the U.S.), approximately 140 offices for sales, research and development and administrative purposes (40 in the U.S.), as well as approximately 425 retail stores (405 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (95% in the U.S.), which primarily reflect the Yankee Candle retail stores.

In general, the Company's properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 6 of the Notes to Consolidated Financial Statements for amounts invested in land, buildings and machinery and equipment. Also, see Footnote 13 of the Notes to Consolidated Financial Statements for information about the Company’s leased properties.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Title
Ravichandra K. Saligram	64	President and Chief Executive Officer
Christopher H. Peterson	54	Chief Financial Officer & President, Business Operations
Bradford R. Turner	48	Chief Legal and Administrative Officer and Corporate Secretary
Stephen B. Parsons	56	Chief Human Resources Officer
Michael M. Hayes	52	Chief Customer Officer
Laurel M. Hurd	51	Segment President, Learning and Development
Kristine K. Malkoski	60	Business Unit CEO, Food
Michael P. McDermott	51	Business Unit CEO, Commercial
James A. Pisani	54	Business Unit CEO, Outdoor and Recreation
Christine M. Robins	55	Business Unit CEO, Appliances and Cookware

Ravichandra K. Saligram has served as President and Chief Executive Officer of the Company and as a member of the Company's Board of Directors since October 2019. Prior to joining the Company, Mr. Saligram was Chief Executive Officer and Director of Ritchie Bros. Auctioneers Incorporated, the world’s largest onsite/online industrial equipment auctioneer, from July 2014 until July 2019. From November 2010 until November 2013, Mr. Saligram was Chief Executive Officer, President, and a member of the Board of Directors of OfficeMax Inc., an omnichannel provider of workplace products, services and solutions where he oversaw the historic 2013 merger of OfficeMax and Office Depot. From 2003 through November 2010, Mr. Saligram served in executive management positions with ARAMARK, a global provider of food services, facilities management and uniforms, including as President of ARAMARK International, Chief Globalization Officer and Executive Vice President of ARAMARK. From 1994 through 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including as President of Brands and Franchise for North America; Chief Marketing Officer and Managing Director, Global Strategy; President, International; and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management roles at S.C. Johnson & Son, Inc., a consumer products company. Mr. Saligram began his career at Leo Burnett, an advertising firm. He has served on the Board of Directors of Church & Dwight Co., Inc. since 2006. Mr. Saligram brings to the Board an extensive background in consumer brands, omnichannel commerce and global operations as well as experience leading corporate transformations and building innovative and diverse employee cultures. He also brings an important perspective to the Board as the President and Chief Executive Officer of the Company.

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

Bradford R. Turner has been the Chief Legal and Administrative Officer and Corporate Secretary since August 2017 and served as Chief Legal Officer and Corporate Secretary from April 2016 to August 2017. Prior to this role, he served as Senior Vice President, General Counsel, and Corporate Secretary from March 2015 to March 2016. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel, Office Products, from June 2007 to October 2011.

Stephen B. Parsons has served as Chief Human Resources Officer of the Company since October 2019. Prior to joining the Company, Mr. Parsons served as Global Operating Partner, Z Capital Partners, the private equity fund management arm of Z Capital Group since 2016. Prior to that, he served as Chief Human Resources Officer at Stage Stores, Inc. from 2014 to 2016 and as Global Chief Human Resources Officer at OfficeMax from 2011 to 2014. Earlier in his career, Mr. Parsons held a variety of senior human resources roles at Rite Aid Corporation, Sears Holdings Corporation and Whirlpool Corporation.

Michael M. Hayes has served as Chief Customer Officer of the Company since April 2020. Prior to joining the Company, from January 2011 to April 2020, Mr. Hayes served as the Senior Vice President, Sales & Sales Strategy of Georgia-Pacific LLC. Previously, he led Georgia-Pacific LLC's North American sales organization as Chief Sales Officer. Prior to joining Georgia-Pacific LLC in 2008, Mr. Hayes spent numerous years in sales and marketing leadership roles with the Sara Lee Corporation, Information Resources, Inc., The Dial Corporation and the Small Business Association. Mr. Hayes is a decorated U.S. military veteran, serving six years as a Navy Corpsman with the United States Marine Corps, and on active duty in Operations Desert Shield and Desert Storm.

Laurel M. Hurd has served as Segment President, Learning and Development, leading both Newell Brands' Baby and Writing businesses since February 2019. Previously, Ms. Hurd was the Division Chief Executive Officer for the Company’s Writing division starting in February 2018. From 2016 to February 2018, she served as CEO of the Company’s Baby division. From May 2014 until 2016, Ms. Hurd was President of Baby and Parenting, leading the acquisition of Baby Jogger and later assuming leadership of the Home and Baby segment, including the Calphalon®, Goody®, and Rubbermaid® consumer brands. From 2012 to 2014, Ms. Hurd was Vice President, Global Development, leading both Marketing and Research & Development for the Graco®, Aprica®, and Teutonia® brands globally.

Kristine K. Malkoski has served as Business Unit CEO, Food of the Company since February 2020. Prior to joining the Company, from April 2019 to January 2020, Ms. Malkoski was Chief Executive Officer, Americas, for Arc International, a global manufacturer of glassware products for the housewares industry, where she was responsible for housewares sales, marketing, manufacturing and distribution across North and South America. From January 2015 to August 2017, Ms. Malkoski served as President, Global Business and Chief Commercial Officer for World Kitchen, a privately owned international housewares company, where she oversaw operations for its retail stores, and, previously, from June 2012 to January 2015, as President, North America, Chief Innovation Officer, and President North America Household for World Kitchen. Prior thereto, Ms. Malkoski served as Vice President and General Manager of the Craftsman division of Sears Holding Company and in various other management roles at Sears, Ubiquity Brands and Procter & Gamble. From 1997 to 2002, Ms. Malkoski founded and served as President and Chief Operating Officer of Pharmaceutical Corporation of America, the first contract product management company for the prescription drug industry.

Michael P. McDermott has served as Business Unit CEO, Commercial of the Company since January 2020. Prior to joining the Company, Mr. McDermott served as President of Omni-Channel Retail at Bass Pro Shops in 2019. Previously, Mr. McDermott served as Executive Vice President and Chief Customer Officer at Lowe's Companies Inc. from 2016 to 2019; Chief Merchandising Officer from 2014 to 2016; and Senior Vice President from 2011-2013. Prior to working with Lowe's Companies Inc., Mr. McDermott held various management roles at General Electric Company.

James A. Pisani has served as Business Unit CEO, Outdoor and Recreation of the Company since May 2020. Prior to joining the Company, Mr. Pisani served as Global Brand President of Timberland LLC from August 2016 to April 2020 and, from August 2018 to April 2020, on the executive leadership team at VF Corporation, where he was responsible for the oversight and strategic direction of the Timberland brand worldwide. Prior to his work at Timberland LLC, Mr. Pisani served as President of VF Corporation's Licensed Sports Group from July 2008 to August 2016. Previously, Mr. Pisani served in various capacities at Kraft Foods and at PepsiCo, where he was Vice President of Business Development.

Christine M. Robins has served as Business Unit CEO, Appliances and Cookware of the Company since June 2020. Prior to joining the Company, from June 2014 to August 2019, Ms. Robins served as President and Chief Executive Officer at Char-Broil, LLC, a manufacturer of gas, charcoal and electric grills, smokers, fryers, and grilling accessories. Prior to joining Char-Broil, LLC, from 2009 to 2014, Ms. Robins was President, CEO and Board Member at BodyMedia, Inc., a medical and consumer technology company. From 2006 to 2009, she was President and CEO of Philips Oral Healthcare, a global division of Philips Electronics. Prior thereto, from 2005 to 2006, Ms. Robins served as Vice President of Global Innovation and Marketing for Philips Oral Healthcare. Ms. Robins began her career in finance and brand management and served in various roles at S.C. Johnson & Son, Inc., a consumer products company. Ms. Robins currently serves on the board of Husqvarna Group, a Swedish manufacturer of outdoor power equipment.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 12, 2021 there were 9,439 stockholders of record.

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
The graph below compares total stockholder return on the Company’s common stock from December 31, 2015 through December 31, 2020 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the Dow Jones ("DJ") Consumer Goods Index, assuming a $100 investment made on December 31, 2015. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Newell Brands Inc
S&P 500 index
DJ Consumer Goods Index

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the three months ended December 31, 2020:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	19,361	18.88	—	—
December	26,020	21.77	—	—
Total	45,381	20.54	—

(1)All shares purchased during the three months ended December 31, 2020, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2020 Annual Report and the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this 2020 Annual Report. The following “Business Strategy” and "Recent Developments" sections below is a brief presentation of our business and certain significant items addressed in this section or elsewhere in this 2020 Annual Report. This section should be read along with the relevant portions of this 2020 Annual Report for a complete discussion of the events and items summarized below.

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands is committed to enhancing the lives of consumers around the world with planet-friendly, innovative and attractive products that create moments of joy and provide peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.
Business Strategy

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. The strategy, developed in 2019, is designed to drive sustainable top line growth, improve operating margins, accelerate cash conversion cycle and strengthen the portfolio, organizational capabilities and employee engagement, while addressing key challenges facing the Company. These challenges include: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility; and an evolving regulatory landscape. The coronavirus (COVID-19) pandemic and its impact to the Company’s business resulted in the acceleration of these initiatives in many respects.

The Company has made significant progress on the following imperatives it previously identified as part of its turnaround strategy:

•Strengthening the portfolio by investing in attractive categories aligned with its capabilities and strategy;
•Driving sustainable profitable growth by focusing on innovation, as well as growth in digital marketing, e-commerce and its international businesses;
•Improving margins by driving productivity and overhead savings, while reinvesting into the business;
•Enhancing cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Building a winning team through engagement and focusing the best people on the right things.

Continued execution of these strategic imperatives will better position the Company for long-term sustainable growth.
Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) and Ball®, TMs Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 17 of the Notes to the Consolidated Financial Statements for further information.

Recent Developments

Coronavirus (COVID-19)

Beginning late in the fourth quarter of 2019 through 2020 and into 2021, COVID-19 emerged and subsequently spread globally, ultimately being declared a pandemic by the World Health Organization. The pandemic resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people to limit exposure to the virus. The Company's global operations, similar to those of many large, multi-national corporations, experienced significant COVID-19 related disruption to its business in three primary areas:

•Supply chain. While the majority of the Company’s factories are considered essential in their applicable jurisdictions and have remained operational, the Company experienced disruption at certain of its facilities. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with state government guidelines. By the end of the third quarter of 2020, substantially all of the Company's manufacturing and distribution facilities reopened and were operating at or near capacity. Since then, the Company's facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges and expects this to persist until the current economic and public health conditions improve globally.

•Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March. All of these stores reopened by the end of the third quarter and have remained open since.

•Consumer demand patterns. During the quarantine phase of the pandemic, consumer purchasing behavior strongly shifted to certain focused categories. While certain of the Company’s product categories in the Food, Commercial and Appliances and Cookware business benefited from this shift, others, particularly the Writing business, experienced significant slowing. Changes in consumer purchasing patterns, temporary office closures, as well as the shift to remote learning for schools and other higher education programs in the Fall semester of 2020 adversely impacted the performance of the Writing business during 2020.

In response to the COVID-19 pandemic, the Company focused on protecting the health and well-being of its employees; maintaining financial viability and business continuity; and keeping manufacturing facilities and distribution centers operating, where permitted and deemed prudent, to provide products to our consumers. The Company put in place internal protocols including the establishment of a COVID-19 task force to monitor the situation, as well as communications and guidance issued by foreign, federal, state and local governments. The Company instituted mandatory work-from-home policies for employees able to work from home in various locations around the world and implemented a number of precautionary measures at its manufacturing plants, warehouses, distribution centers and R&D centers to reduce person-to-person contact and improve the personal safety for our front-line employees. Furthermore, the Company temporarily closed all of the world-wide Yankee Candle retail stores. By the end of the third quarter of 2020, all of the Company’s temporarily closed manufacturing and distribution sites reopened and were operating at or near capacity. In addition, most of the Company's office locations have reopened on a limited basis.

The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible cessation or extensions to all or part of such COVID-19 precautionary initiatives. As part of the Company's efforts to contain costs and maintain financial liquidity and flexibility, it instituted a hiring freeze for non-essential roles, furloughed all field-based and most corporate retail employees in North America, from April 1, 2020 through the third quarter of 2020, tightened discretionary spending, reduced non-essential travel and optimized advertising and promotional expenses. In addition, the Company announced a restructuring program during the second quarter of 2020 to reduce overhead costs, streamline certain underperforming operations and improve future profitability.

While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company saw positive momentum, which included sales growth during the second half of the year and strong liquidity with over $1.4 billion in operating cash flow for the year ended December 31, 2020. The Company believes, however, the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time or if plans to administer vaccines are delayed.

See Results of Operations, Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Goodwill and Other Indefinite-Lived Intangible Asset Impairments

In conjunction with the Company's annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter (on December 1), the Company recorded a non-cash impairment charge of $20 million associated with a tradename in the Learning and Development segment, as its carrying value exceeded its fair value. The impairment reflected a downward revision of forecasted results due to the impact of the delayed and limited re-opening of schools and offices as a result of the COVID-19 global pandemic, as well as the continued deterioration in sales for slime-related adhesive products.

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment. Pursuant to the authoritative literature the Company performed an impairment test and determined that an indefinite-lived intangible asset was impaired. During the three months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect impairment of this indefinite-lived tradename as its carrying value exceeded its fair value.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature the Company performed an impairment test and determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Home and Outdoor Living and Learning and Development segments were impaired. During the three months ended March 31, 2020, the Company recorded an aggregate non-cash charge of $1.3 billion to reflect impairment of these indefinite-lived tradenames as their carrying values exceeded their fair values. In addition, the Company determined that its goodwill associated with its Appliances and Cookware segment was fully impaired. During, the three months ended March 31, 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value.

See Results of Operations, Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Impacts of Tariffs

The United States Trade Representative (“USTR”) imposed increased tariffs on some Chinese goods imported into the United States, resulting in increased costs for the Company. In 2020, the Company was successful at securing from the USTR exemptions and exclusions for some of its products, with the most notable exemptions being for certain of its baby gear products, which represents a substantial portion of the Company’s tariff exposure. The Company has largely mitigated its tariff exposure, in part through pricing, productivity and, in some cases, relocation. The Phase 1 agreement signed on January 15, 2020 with China reduced tariffs under List 4a from 15% to 7.5%, effective February 14, 2020, and suspended 301 tariffs under List 4b, which went into effect on December 15, 2019. The terms of the agreement significantly reduced the estimated impact on tariffs for 2020. In spite of the agreement, a full year of previously implemented tariffs had a material impact on the Company's operating results and cash flows, with gross impact of approximately $91 million in 2020, primarily relating to its Appliances and Cookware, Commercial Solutions, and Outdoor and Recreation businesses. The Company will continue to monitor the impact, if any, of new trade policy under the new U.S. Presidential administration and deploy mitigation efforts to offset the gross exposure. However, there can be no assurance that the Company will be successful in its mitigation efforts.

U.S. Treasury Regulations

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Debt Redemption

In November 2020, the Company repurchased $300 million of the 3.85% Senior Notes due 2023 with available cash on hand. The total consideration, excluding accrued interest, was approximately $318 million. The Company recorded a loss on extinguishment of debt of $20 million as a result of the partial debt repayment. See Footnote 9 in Notes to Consolidated Financial Statements for further information.
Results of Operations
Consolidated Operating Results 2020 vs. 2019

	Years Ended December 31,
(in millions, except per share data)	2020	2019	$ Change	% Change
Net sales	$9,385	$9,715	$(330)	(3.4)%
Gross profit	3,079	3,219	(140)	(4.3)%
Gross margin	32.8%	33.1%

Operating loss	(634)	(482)	(152)	(31.5)%
Operating margin	(6.8)%	(5.0)%

Interest expense, net	274	303	(29)	(9.6)%
Loss on extinguishment of debt	20	28	(8)	(28.6)%
Other expense, net	78	39	39	100.0%
Loss before income taxes	(1,006)	(852)	(154)	(18.1)%
Income tax benefit	(236)	(1,038)	802	77.3%
Income tax rate	23.5%	121.9%

Diluted earnings (loss) per share - continuing operations	$(1.82)	$0.44
Diluted earnings (loss) per share - discontinued operations	—	(0.19)
Diluted earnings (loss) per share - attributable to common shareholders	$(1.82)	$0.25
Net sales for 2020 decreased 3%, due to a decline in sales within Learning and Development and Outdoor and Recreation segments. The Learning and Development segment was impacted by changes in consumer purchasing patterns as well as delays and limited opening of schools and offices caused by the COVID-19 pandemic. Net sales in the Outdoor and Recreation segment were impacted by lower overall demand. The net sales decline was partially offset by growth in the Appliances and Cookware, Commercial Solutions and Home Solutions segments due to an increase in demand, notably through online channels. Changes in foreign currency unfavorably impacted net sales by $108 million, or 1%.

Gross profit for 2020 decreased 4% and gross profit margin declined to 32.8% as compared with 33.1% in the prior year period. The gross margin decline was driven by higher costs associated with lower sales volume and certain temporary manufacturing closures, primarily during the first half of the year, as well as business unit mix and inflation related to input costs. The decline in gross margin also reflected increased costs across most of its business units related to the COVID-19 pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment. The gross profit decline was partially offset by the cumulative depreciation expense recorded during the prior year, as a result of the Company’s decision to retain the Commercial Business, as well as gross productivity and lower product recall costs. Changes in foreign currency exchange rates unfavorably impacted gross profit by $25 million, or 1%.

All of the Company's manufacturing and distribution facilities are operating at or near capacity and its facilities have replenished most of the inventory levels that were depleted by lost production during the temporary closure period, however, the Company does continue to face intermittent supply and labor shortages, capacity constraints, and transportation and logistical challenges, which have negatively impacted net sales growth, and expects this to persist until the conditions improve globally. While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company saw positive momentum during the second half of the year. At this time, the Company is unable to predict any further impact, both in terms of severity and duration, that the COVID-19 global pandemic will have on its businesses, customers and suppliers. While the Company has deployed cost containment initiatives to mitigate the impact of the pandemic, such actions may not be sufficient to mitigate the entire impact. The Company will continue to monitor developments, including government requirements and recommendations to evaluate possible further cessation or extensions of its operations.

See Recent Developments, Critical Accounting Estimates and Footnote 1 in the Notes to Consolidated Financial Statements for further information.

Notable items impacting operating loss for 2020 and 2019 are as follows:

	Years Ended December 31,
(in millions)	2020	2019	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$1,491	$1,213	$278
Restructuring and restructuring related (See Footnote 4) (a)	44	82	(38)
Held for sale depreciation and amortization catch-up adjustments (See Footnotes 6 and 7)	—	57	(57)
Product recall costs (See Footnote 18)	2	20	(18)
Transactions and related costs	4	30	(26)

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2020 were $4 million and $19 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2019 were $16 million and $39 million, respectively, and primarily relate to accelerated depreciation associated with restructuring activities.

Operating loss increased to $634 million in 2020 as compared to $482 million in 2019. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.5 billion recorded in 2020 as compared to $1.2 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019, which included non-cash impairment charges of goodwill for businesses previously classified as held for sale. This performance was partially offset by productivity improvement from various initiatives, lower restructuring and restructuring-related charges, lower overhead costs and discretionary spending, including advertising and promotional costs, cumulative depreciation expense recorded during the prior year, as a result of the Company’s decision to retain the Commercial Business, lower transaction and related costs associated with the completion of the Accelerated Transformation Plan (“ATP”) in the prior year and lower costs associated with a 2019 product recall in the Outdoor and Recreation segment. See Footnotes 7 and 18 of the Notes to Consolidated Financial Statements for further information.

Interest expense, net for 2020 decreased primarily due to lower debt levels, slightly offset by the higher rate as a result of previously disclosed debt ratings downgrades. See Footnote 9 of the Notes to Consolidated Financial Statements for further information. The weighted average interest rate for 2020 and 2019 was approximately 4.6% and 4.4%, respectively.

The loss on the extinguishment of debt of $20 million and $28 million for 2020 and 2019, respectively, are related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information.

Other expense, net, for 2020 and 2019 include the following items:

	Years Ended December 31,
(in millions)	2020	2019
Pension settlement and non-service costs, net (See Footnote 11)	$53	$1
Foreign exchange losses, net (See Footnote 10)	17	13
Fair value equity adjustments (See Footnote 16)	—	21
Loss on disposition of businesses, net	9	—
Other	(1)	4
	$78	$39

Income tax benefit for 2020 was $236 million as compared to $1.0 billion in 2019. The effective tax rate for 2020 was 23.5% as compared to 121.9% in 2019. The income tax benefit for 2020 primarily relates to the impact of goodwill impairment charges, discrete tax benefits associated with the execution of certain tax planning strategies, $53 million for a reduction in valuation allowance related to integration of certain U.S. operations, partially offset by $54 million for a reduction of an uncertain tax position due to a statute of limitation expiration, $47 million deferred tax effects associated with certain outside basis differences and tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval. The income tax benefit for 2019 primarily relates to a benefit of $522 million related to the deferred tax effects associated with the internal realignment of certain intellectual property rights, a benefit of $227 million associated with a taxable loss related to the impairment of certain assets and the pre-tax net loss for the year. See Footnote 12 of the Notes to Consolidated Financial Statements for information.

Business Segment Operating Results 2020 vs. 2019

Appliances and Cookware

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,706	$1,692	$14	0.8%

Operating loss	(217)	(535)	318	59.4%
Operating margin	(12.7)%	(31.6)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$299	$600	$(301)

Appliances and Cookware net sales for 2020 increased 1%, which reflects strong sales growth driven by category growth at stay at home products including cooking appliances, most notably in Latin America, the U.K. and Australia. This performance was partially offset by continued loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitor products. Changes in foreign currency unfavorably impacted net sales by $77 million, or 4%.

Operating loss for 2020 decreased to $217 million as compared to $535 million in 2019. The improvement in operating results is primarily due to lower non-cash impairment charges of goodwill and certain indefinite-lived intangible assets as well as productivity improvements and lower discretionary spending including advertising and promotional costs, partially offset by transactional foreign exchange losses in Latin America.

Commercial Solutions

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,859	$1,779	$80	4.5%

Operating loss	(85)	(136)	51	37.5%
Operating margin	(4.6)%	(7.6)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$320	$310	$10
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	—	57	(57)

Commercial Solutions net sales for 2020 increased 4% which reflected sales growth in the Commercial business, partially offset by decline in the Connected Home and Security business unit. The Commercial business unit performance reflected increased demand in consumable washroom, refuse, hand protection, and outdoor and laundry categories, partially offset by weakness in food service and hospitality vertical channels as a result of the ongoing COVID-19 pandemic. The decline in net sales in the Connected Home and Security business unit was primarily due to the ongoing COVID-19 pandemic, which shifted consumer purchasing patterns and caused supply chain constraints, impacting sales to its retail and contractor channels. Changes in foreign currency unfavorably impacted net sales by $18 million, or 1%.

Operating loss for 2020 decreased to $85 million as compared to $136 million in 2019. The improvement in operating results is primarily due to the cumulative depreciation and amortization expense adjustment in the prior year, as a result of the Company’s decision to retain the Commercial Business. The improvement in the operating results also reflects cost containment initiatives to mitigate the impact of the COVID-19 pandemic while facilities were closed, including employee furloughs, gross productivity and lower discretionary spending, including advertising and promotional costs. This operating performance was partially offset by the higher costs in Connected Home and Security associated with lower sales volumes and the temporary closure of its key manufacturing facility in Mexico during the first half of the year, as well as higher non-cash impairment charges of goodwill and certain indefinite-lived intangible assets.

Home Solutions

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,971	$1,875	$96	5.1%

Operating loss	(12)	(17)	5	29.4%
Operating margin	(0.6)%	(0.9)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	290	158	132

Home Solutions net sales for 2020 increased 5%, as strong sales performance in the Food business unit was partially offset by sales declines in the Home Fragrance business unit. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving and Rubbermaid Food Storage categories, as a result of the ongoing COVID-19 pandemic, partially offset by supply chain disruption related to the temporary closure of the since re-opened Sistema manufacturing facility in New Zealand, as well as supply and capacity constraints negatively affecting the fresh preserving and vacuum sealing categories. The decrease in Home Fragrance sales was primarily due to the temporary closure of all of its North American Yankee Candle retail stores, supply chain disruptions resulting from the temporary closure of its key manufacturing facility in Massachusetts and the temporary closure of certain third-party retail stores in the first half of 2020 as a result of the ongoing COVID-19 global pandemic. Yankee Candle retail stores re-opened during the third quarter. The decrease in Home Fragrance sales also reflected the exit of 77 underperforming Yankee Candle retail stores as well as the exiting of its fundraising business in third quarter of 2020. Changes in foreign currency favorably impacted net sales by $4 million.

Operating loss for 2020 decreased to $12 million as compared to $17 million in 2019. The decrease in operating loss reflects higher sales volume in the Food business unit, cost containment initiatives to mitigate the impact while Yankee Candle retail stores and operating facilities were temporarily closed, including employee furloughs, lower discretionary spending, including promotional costs, and gross productivity. This performance was partially offset by non-cash impairment charges of certain indefinite-lived intangible assets of $290 million recorded in 2020 as compared to $158 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019. Operating loss was also unfavorably impacted by higher costs associated with lower sales volume in the Home Fragrance business unit and the temporary closure of their key manufacturing facility in Massachusetts, during the first half of 2020, and non-cash impairment charges of $8 million primarily related to operating leases of its Yankee Candle retail store business.

Learning and Development

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$2,557	$2,956	$(399)	(13.5)%

Operating income	362	588	(226)	(38.4)%
Operating margin	14.2%	19.9%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$100	$25	$75

Learning and Development net sales for 2020 decreased 13% primarily due to the shift in consumer purchasing patterns, third-party retail store closures and supply chain disruptions affecting the Writing and Baby and Parenting business units as a result of the ongoing COVID-19 global pandemic, including the impact of the delayed re-opening of schools and offices. In particular, the ongoing COVID-19 global pandemic negatively impacted consumption patterns of markers, pens and dry erase products. In addition, the net sales decline also reflected softening trends related to sales of slime-related adhesive products, which is expected to continue in 2021, as well as the exiting of the North American distribution of Uniball® products in the prior year. Net sales for the Baby and Parenting business were relatively flat for 2020. Changes in foreign currency unfavorably impacted net sales by $5 million.

Operating income for 2020 decreased to $362 million as compared to $588 million in the prior year period. Operating income was unfavorably impacted by lower sales as mentioned above, higher costs associated with lower sales volume and certain temporary manufacturing closures, higher non-cash impairment charges and increased costs associated with the COVID-19 global pandemic, partially offset by lower overhead, productivity improvements and discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,292	$1,413	$(121)	(8.6)%

Operating loss	(418)	(64)	(354)	NM
Operating margin	(32.4)%	(4.5)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$482	$120	$362
Product recall costs (See Footnote 18)	2	20	(18)
NM — Not meaningful

Outdoor and Recreation segment net sales for 2020 decreased 9% primarily due to a shift in consumer purchasing patterns, as a result of the ongoing COVID-19 pandemic, which negatively impacted performance during the first half of the year. During the second half of the year, demand for outdoor products and coolers, primarily in North America and Asia improved, partially offset by decreased demand in apparel and beverage products. Changes in foreign currency unfavorably impacted net sales by $12 million, or 1%.

Operating loss for 2020 was $418 million as compared to $64 million in the prior year period. This performance was primarily due to higher non-cash impairment charges of certain indefinite-lived intangibles assets, lower sales volume as noted above, unfavorable product mix, partially offset by lower overhead costs and lower discretionary spending, including advertising and promotional costs, as well as lower costs associated with a product recall in the prior year, and productivity improvements.

Consolidated Operating Results 2019 vs. 2018

	Years Ended December 31,
(in millions, except per share data)	2019	2018	$ Change	% Change
Net sales	$9,715	$10,154	$(439)	(4.3)%
Gross profit	3,219	3,518	(299)	(8.5)%
Gross margin	33.1%	34.6%

Operating loss	(482)	(7,554)	7,072	93.6%
Operating margin	(5.0)%	(74.4)%

Interest expense, net	303	446	(143)	(32.1)%
Loss on extinguishment of debt	28	4	24	NM
Other (income) expense, net	39	(12)	51	NM
Loss before income taxes	(852)	(7,992)	7,140	89.3%
Income tax benefit	(1,038)	(1,359)	321	23.6%
Income tax rate	121.9%	17.0%

Diluted earnings (loss) per share - continuing operations	$0.44	$(14.00)
Diluted loss per share - discontinued operations	(0.19)	(0.65)
Diluted earnings (loss) per share - attributable to common shareholders	$0.25	$(14.65)

NM — Not meaningful

Net sales for 2019 decreased 4%, with declines across all segments, primarily within the Appliances and Cookware, Commercial Solutions, and Outdoor and Recreation segments. Changes in foreign currency exchange rates unfavorably impacted net sales by $163 million, or 2%.

Gross profit for 2019 decreased 8% and gross profit margin declined to 33.1% in 2019 as compared with 34.6% in 2018. This performance was primarily due to lower net sales, product mix, inflation related to input costs and tariffs. Gross profit and margin in 2019 were also unfavorably impacted by a cumulative catch-up adjustment for depreciation expense of $48 million related to the Company’s decision to retain the Commercial Business. Approximately $27 million of this depreciation expense related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. See Footnote 6 of the Notes to the Consolidated Financial Statements for further information. In addition, gross profit and margin in 2019 were unfavorably impacted by approximately $20 million of costs associated with a product recall in the Outdoor and Recreation segment. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information. The gross profit decrease was partially offset by productivity improvement in 2019 from various initiatives. Changes in foreign currency exchange rates unfavorably impacted gross profit by $56 million, or 2%.

Notable items impacting operating loss for 2019 and 2018 are as follows:

	Years Ended December 31,
(in millions)	2019	2018	$ Change
Impairment of intangible assets (See Footnote 7)	$1,213	$8,296	$(7,083)
Restructuring and restructuring related (See Footnote 4) (a)	82	98	(16)
Held for sale depreciation and amortization catch-up adjustments (See Footnotes 6 and 7) (b)	57	—	57
Product recall costs (See Footnote 18)	20	—	20
Bad debt write-off for large customer	—	26	(26)
(a)Restructuring-related costs reported in cost of products sold and SG&A for 2019 were $16 million and $39 million, respectively, and primarily relate to accelerated depreciation associated with restructuring activities. Restructuring-related costs of $11 million for 2018 were reported in SG&A. Restructuring costs for 2019 and 2018 were $27 million and $87 million, respectively, and primarily represent costs associated with the ATP, which was completed at the end of 2019.

(b)Amounts reported in cost of products sold and SG&A for 2019 were $48 million and $9 million, respectively.

Operating loss decreased to $482 million in 2019 as compared to $7.6 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.2 billion recorded in 2019 as compared to $8.3 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. This performance also included overhead reduction driven by various initiatives, lower restructuring and restructuring-related charges in 2019 primarily related to the now completed ATP, and the lapping of a bad debt write off of $26 million from a large customer in the prior year. These decreases in operating loss and operating margin were partially offset by the cumulative catch-up adjustment for depreciation and amortization expense of $57 million recorded in 2019 as a result of the Company’s decision to retain the Commercial Business. Approximately $33 million of this depreciation and amortization expense in 2019 related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. In addition, operating loss and operating margin in 2019 were unfavorably impacted by $20 million of costs associated with a product recall in the Outdoor and Recreation segment.

Interest expense, net for 2019 decreased primarily due to lower debt levels. The weighted average interest rates for 2019 and 2018 were approximately 4.4% and 4.2%, respectively.

The loss on the extinguishment of debt of $28 million and $4 million for 2019 and 2018, respectively, were related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information.

Other (income) expense, net for 2019 and 2018 include the following items:

	Years Ended December 31,
(in millions)	2019	2018
Foreign exchange losses, net (See Footnote 10)	$13	$8
Fair value equity adjustments (See Footnote 16)	21	1
Pension-related non-service costs, net (See Footnote 11)	1	(6)
Gain on legacy Jarden investment	—	(11)
Gain on disposition of businesses, net	—	(2)
Other	4	(2)
	$39	$(12)

Income tax benefit for 2019 was $1.0 billion as compared to $1.4 billion in 2018. The effective tax rate for 2019 was 121.9% as compared to 17.0% in 2018. The income tax benefit for 2019 primarily relates to a benefit of $522 million related to the deferred tax effects associated with the internal realignment of certain intellectual property rights, a benefit of $227 million associated with a taxable loss related to the impairment of certain assets and the pre-tax net loss for the year. See Footnote 12 of the Notes to Consolidated Financial Statements for information. The income tax benefit for 2018 primarily relates to the pre-tax net loss for the year, partially offset by the impact of goodwill impairment charges which were not tax effected.

Business Segment Operating Results 2019 vs. 2018

Appliances and Cookware

	Years Ended December 31,
(in millions)	2019	2018	$ Change	% Change
Net sales	$1,692	$1,819	$(127)	(7.0)%

Operating loss	(535)	(1,596)	1,061	66.5%
Operating margin	(31.6)%	(87.7)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	600	1,712	(1,112)

Appliances and Cookware net sales for 2019 decreased 7% primarily due to a loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitive products. The net sales decline in North America was partially offset by sales growth in Latin America primarily due to higher volume. Changes in foreign currency exchange rates unfavorably impacted net sales by $35 million, or 2%.

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

Commercial Solutions

	Years Ended December 31,
(in millions)	2019	2018	$ Change	% Change
Net sales	$1,779	$1,900	$(121)	(6.4)%

Operating loss	(136)	(134)	(2)	(1.5)%
Operating margin	(7.6)%	(7.1)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$310	$410	$(100)
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	57	—	57
Commercial Solutions net sales for 2019 decreased 6% primarily due to lower sales in the Commercial business unit, in part due to volume declines at certain major retailers, and softness in the cleaning and outdoor organization categories, partially offset by effective net pricing in certain categories. Changes in foreign currency exchange rates unfavorably impacted net sales by $42 million, or 2%.

Operating loss was $136 million in 2019 as compared to $134 million in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $310 million recorded in 2019 as compared to $410 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. This decrease in operating loss and operating margin also reflected productivity improvement in 2019 from various initiatives, partially offset by the unfavorable impact of lower sales and inflation. In addition, operating loss was unfavorably impacted by the cumulative catch-up adjustment for depreciation and amortization expense of $57 million recorded in 2019 as a result of the Company’s decision to retain the Commercial Business. Approximately $33 million of this depreciation and amortization expense in 2019 related to the amounts that would have been recorded in the prior year had the Commercial Business been continuously classified as held and used. See Footnotes 2, 6 and 7 of the Notes to the Consolidated Financial Statements for further information.

Home Solutions

	Years Ended December 31,
(in millions)	2019	2018	$ Change	% Change
Net sales	$1,875	$1,935	$(60)	(3.1)%

Operating loss	(17)	(4,270)	4,253	99.6%
Operating margin	(0.9)%	(220.7)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$158	$4,406	$(4,248)
Home Solutions net sales for 2019 decreased 3% primarily due to decline in the Food business unit, in part due to volume declines at certain major retailers and softness in the fresh preserving and food storage categories, partially offset by growth in sales from Sistema products. Net sales declined in the Home Fragrance business unit due to the exit of 75 underperforming Yankee Candle retail stores, partially offset by growth in Europe. Changes in foreign currency exchange rates unfavorably impacted net sales by $20 million, or 1%.

Operating loss for 2019 was $17 million as compared to $4.3 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $4.4 billion recorded in 2018. This decrease in operating loss and operating margin was also impacted by lower overhead and advertising and promotional costs.

Learning and Development

	Years Ended December 31,
(in millions)	2019	2018	$ Change	% Change
Net sales	$2,956	$2,982	$(26)	(0.9)%

Operating income	588	238	350	NM
Operating margin	19.9%	8.0%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$25	$351	$(326)
Fire-related losses, net of insurance recoveries	—	(11)	11
Bad debt write off for large customer	—	26	(26)
NM — Not meaningful
Learning and Development net sales for 2019 decreased 1%. Changes in foreign currency exchange rates unfavorably impacted net sales by $43 million or 1%. The decrease in net sales was also driven by softening trends in the Writing business related to sales of slime-related adhesive products, partially offset by international net sales growth in the Writing business.

Operating income increased to $588 million in 2019 as compared to $238 million in 2018. Operating income and operating margins improved primarily due to lower non-cash impairment charges of certain indefinite-lived intangible assets of $25 million recorded in 2019 as compared to $351 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2018. The increase in operating income also included overhead reduction driven by various initiatives in the current year and the lapping of a bad debt write off from a large customer in the prior year, partially offset by higher advertising and promotion costs in the current year and net insurance recoveries from a fire-related loss in the prior year.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2019	2018	$ Change	% Change
Net sales	$1,413	$1,515	$(102)	(6.7)%

Operating loss	(64)	(1,293)	1,229	95.1%
Operating margin	(4.5)%	(85.3)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$120	$1,417	$(1,297)
Product recall costs (See Footnote 18)	$20	$—	$20
Outdoor and Recreation segment net sales for 2019 decreased 7% reflecting lost distribution in certain product categories and unfavorable weather conditions affecting the Coleman business, partially offset by increased sales in airbeds and outdoor cooking categories. Changes in foreign currency exchange rates unfavorably impacted net sales by $23 million, or 2%.
Operating loss decreased to $64 million in 2019 as compared to $1.3 billion in 2018. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $120 million recorded in 2019 as compared to $1.4 billion of non-cash impairment charges of certain indefinite-lived intangible assets recorded in 2018. The decrease in operating loss was also due to overhead reduction driven by various initiatives. These decreases in operating loss were partially offset by the unfavorable impact of lower sales, cost of goods inflation and $20 million of costs associated with a product recall.

Liquidity and Capital Resources

At the onset of the COVID-19 global pandemic, in light of uncertainty in the global economy as well as equity and bond markets, the Company undertook several actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including, issuing debt, evaluating supply purchases, enhancing customer credit review processes, reviewing operating expenses, prioritizing capital expenditures, as well as extending payment terms for goods and services. While the Company has the ability to continue to take more of these actions, if needed, it also has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At December 31, 2020, the Company had no outstanding drawings against the Securitization Facility and Credit Revolver. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends and will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

At December 31, 2020, the Company had cash and cash equivalents of approximately $981 million, of which approximately $505 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operating activities and borrowing capacity, along with the actions noted above, provide the Company with continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and complete its ongoing turnaround initiatives. The Company’s cash requirements are subject to change as business conditions warrant. As the COVID-19 global pandemic is complex and rapidly evolving, the Company's plans as described above may change. Although the Company saw positive momentum and strong cash generated from operating activities over the second half of 2020, the Company is still unable to predict the duration and severity of this pandemic, which could have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the global pandemic continues to exist or worsens for a prolonged period of time, or if plans to administer vaccines are delayed. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments.

Cash, cash equivalents and restricted cash changed as follows for 2020, 2019 and 2018 (in millions):

				Increase (Decrease)
Continuing Operations	2020	2019	2018	2020	2019
Cash provided by operating activities	$1,432	$1,090	$557	$342	$533
Cash used in investing activities	(228)	(242)	(208)	14	(34)
Cash used in financing activities	(559)	(972)	(321)	413	(651)
Discontinued Operations
Cash provided by (used in) operating activities	$—	$(46)	$123	$46	$(169)
Cash provided by investing activities	—	978	5,015	(978)	(4,037)
Cash used in financing activities	—	(932)	(5,133)	932	4,201
Total Company
Cash provided by operating activities	$1,432	$1,044	$680	$388	$364
Cash provided by (used in) investing activities	(228)	736	4,807	(964)	(4,071)
Cash used in financing activities	(559)	(1,904)	(5,454)	1,345	3,550
Exchange rate effect on cash, cash equivalents and restricted cash	5	(1)	(23)	6	22
Increase (decrease) in cash, cash equivalents and restricted cash	$650	$(125)	$10	$775	$(135)

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

As a result of the debt ratings downgrades by Moody’s Corporation ("Moody’s") and S&P Global Inc. ("S&P") described in Footnote 9 of the Notes to Consolidated Financial Statements, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. As such, the Company does not expect any change in its ability to access liquidity in the short term as a result of the downgrades. The interest rate for borrowings under the

Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. On April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020.

The Credit Revolver requires the maintenance of certain financial covenants. A failure by the Company to maintain its financial covenants would impair its ability to borrow under the Credit Revolver. At the time of filing this Annual Report on Form 10-K, the Company is in compliance with all of its financial covenants.

In addition, certain of the Company’s Senior Notes aggregating to approximately $4.3 billion in principal amount outstanding are subject to an interest rate adjustment of 25 basis points as a result of the downgrades from S&P and Moody's, for a total of 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment increased the Company’s interest expense for 2020 by approximately $17 million and approximately $21 million thereafter, on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrades.

Cash Flows from Operating Activities

The change in net cash provided by operating activities is primarily due to successful working capital initiatives, which included: the extension of payment terms for goods and services with vendors, enhanced customer credit review and collections processes and evaluating supply purchases and focused inventory management. In addition, net cash from operating activities benefited from higher accounts receivable sold under the Customer Receivables Purchase Agreement and a timing benefit from higher payables due to inventory build to support demand, which is expected to partially reverse in 2021. The change in net cash was partially offset by higher annual incentive compensation payments in the current year.

The change in net cash provided by operating activities from continuing operations for 2019 is primarily due to favorable working capital management as a result of the Company’s continued focus on improving its working capital. Accounts receivable decreased in 2019 due to better terms compliance as a result of improvements in the Company’s dispute resolution process and accounts receivable sold under the Customer Receivables Purchase Agreement. Operating cash flow also benefited from a decrease in cash paid for interest and income taxes of approximately $154 million and $136 million, respectively.

See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities for 2020 was primarily due to higher proceeds from the sale of divested businesses in the prior year, partially offset by lower capital expenditures.

The change in cash used in investing activities for 2019 was primarily due to higher proceeds from the sale of divested businesses in 2018, cash received by the Company in 2018 for insurance claims, which include a claim from fire-related losses and settlement of a note receivable related to a legacy Jarden investment, partially offset by lower capital expenditures.

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

Capital Resources

In March 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $491 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The June 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility, and the redemption of the outstanding 4.70% Senior Notes due in August 2020 at maturity.

In November 2020, the Company repurchased $300 million of the 3.85% Senior Notes due 2023 with available cash on hand. The total consideration, excluding accrued interest, was approximately $318 million. The Company recorded a loss on extinguishment of debt of $20 million as a result of the partial debt repayment.

On January 25, 2021, the Company delivered a notice of redemption to the holders of the 3.150% senior notes that will mature in April 2021 (the “April 2021 Notes”) that the Company will redeem the April 2021 Notes on March 1, 2021 (the “Redemption Date”) for a redemption price equal to 100% of the current outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the Redemption Date.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. As a result of the S&P and Moody's downgrades, the Company could no longer borrow from the commercial paper market on terms it deems acceptable or favorable. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Credit Revolver also provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. During the second quarter of 2020, the Company drew down $125 million on the Credit Revolver and used a portion of the proceeds to repay the outstanding commercial paper of $40 million outstanding at March 31, 2020. At December 31, 2020, there were no commercial paper balance borrowings. In addition, there were approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At December 31, 2020, the net availability under the Credit Revolver was approximately $1.2 billion.

The Company maintains an Accounts Receivable Securitization Facility. The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At December 31, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

During the first quarter of 2020, the Company amended its existing factoring agreement (the “Customer Receivables Purchase Agreement”) to increase the amount of certain customer receivables that may be sold. The balance of factored receivables at December 31, 2020 was approximately $350 million. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants at December 31, 2020.

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

Fair Value Hedges

At December 31, 2020, the Company had approximately $100 million notional of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. On August 15, 2020, a $277 million notional interest rate swap matured concurrently with the maturity of the 4.70% senior notes which were repaid during the third quarter.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the year ended December 31, 2020, the Company recognized income of $14 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) (“AOCL”) and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2020, the Company had approximately $509 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2020, the Company had approximately $994 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

Commodity Contracts

To a lesser extent, the Company also enters into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At December 31, 2020, the Company had no notional amount outstanding of commodity-based derivatives that are designated as effective hedges for accounting purposes. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments at December 31, 2020 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(18)
Fair value hedges:
Interest rate swaps	7
Net investment hedges:
Cross-currency swaps	(92)
Derivatives not designated as effective hedges:
Foreign currency contracts	(7)
Total	$(110)
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2020, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect, that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2020. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (1)	$5,633	$465	$1,348	$748	$3,072
Interest on debt (2)	2,216	270	470	353	1,123
Lease obligations (3)	709	159	241	141	168
Purchase obligations (4)	347	248	74	21	4
Tax obligations (5)	107	11	33	63	—
Total (6)	$9,012	$1,153	$2,166	$1,326	$4,367

(1)Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding at December 31, 2020. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.
(2)Amounts represent estimated interest payable on borrowings outstanding at December 31, 2020, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect at December 31, 2020. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.
(3)Amounts represent lease liabilities on operating and financing leases at December 31, 2020. See Footnote 13 of the Notes to Consolidated Financial Statements.
(4)Primarily consists of purchase commitments with suppliers entered into at December 31, 2020, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)Represents the future cash payments related to 2017 Tax Reform, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings.
(6)Total does not include contractual obligations reported on the December 31, 2020 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $452 million in unrecognized tax benefits at December 31, 2020, is excluded from the preceding table. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

Additionally, the Company has obligations with respect to its pension and postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2020, the Company had approximately $51 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2020, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K.

Critical Accounting Estimates

The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

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
Sales taxes and other similar taxes are excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost. The Company also elected not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2020, the carrying values for total goodwill and indefinite-lived intangible assets were $3.5 billion and $2.3 billion, respectively.

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

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units as the Company has experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. The Company used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting its latest projections which included, among other things, the impact of tariffs on Chinese imports, the current expectations as to the impact of COVID-19 on its operations, as well as other inflation at the time the Company performed its impairment testing.

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Appliances and Cookware segment was impaired. During first quarter of 2020, the Company recorded a non-cash charge of $212 million to reflect the impairment of its goodwill as its carrying value exceeded its fair value. There was no goodwill impairment recorded in conjunction with the Company’s annual impairment testing in the fourth quarter, and, as of December 31, 2020, there were no reporting units with fair values within 10% of the associated carrying values. Additionally, a hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of each reporting unit would not have resulted in a goodwill impairment charge.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in the Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development and Outdoor and Recreation segments were impaired. During the first quarter of 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived tradenames because their carrying values exceeded their fair values.

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the indefinite-lived intangible asset was impaired as its carrying value exceeded its fair value. During the third quarter of 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset. See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

During the fourth quarter of 2020, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $20 million associated with a tradename in the Learning and Development segment, as its carrying value exceeded its fair value. The impairment reflected a downward revision of forecasted results due to the impact of the delayed and limited re-opening of schools and offices as a result of the COVID-19 global pandemic, as well as the continued deterioration in sales for slime-related adhesive products. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of this tradename would have resulted in an increase to the impairment charge of approximately $14 million. The remaining carrying value of this tradename is approximately $135 million.
The remaining tradenames within the Company's Learning and Development segment with no impairment during the fourth quarter of 2020 impairment test had carrying values of $387 million, with $310 million of those with fair values in excess of 10% of carrying values, respectively. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the remaining Learning and Development tradenames would have resulted in an impairment charge of approximately $5 million.

There were no impairments of the Company’s tradenames within the Appliances and Cookware and Outdoor and Recreation segments during the fourth quarter of 2020 impairment test. The remaining carrying value of tradenames within these segments were approximately $58 million and $119 million, respectively, with $54 million and $113 million of those tradenames with fair values in excess of 10% of the carrying values, respectively. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Appliances and Cookware tradenames would not have resulted in an impairment charge. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Outdoor and Recreation tradenames would have resulted in an impairment charge of approximately $1 million.

There were no impairments of the Company’s tradenames within the Commercial Solutions and Home Solutions segments during the fourth quarter of 2020 impairment test. The remaining carrying value of tradenames within these segments were approximately $$576 million and $1.0 billion, respectively, and all tradenames have fair values in excess of 10% of the carrying values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Commercial Solutions tradenames would have resulted in an impairment charge of approximately $6 million. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of the Home Solutions tradenames would not have resulted in an impairment charge.

The Company believes the circumstances and global disruption caused by COVID-19 may continue to affect its businesses, future operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, labor inflation and tariffs. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the fourth quarter of 2020 will prove to be accurate predictions of the future.

The Company believes it has made reasonable estimates and assumptions to calculate the fair values of the reporting units and other indefinite-lived intangible assets which were based on facts and circumstances known at this time. It is, however, possible that new events may occur or actual events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of the Company’s estimates and assumptions. Actual results could be materially different from the Company’s estimates and assumptions used to calculate fair value for each of the Company’s reporting units if the global pandemic caused by COVID-19 continues to persist for an extended period of time. If such a scenario were to occur, the Company may be required to recognize material impairments to goodwill and/or indefinite-lived intangible assets. The Company will continue to monitor its reporting units for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

At December 31, 2020, there were four indefinite-lived tradenames with fair values less than 10% of their associated carrying values within the Appliances and Cookware, Learning and Development, and Outdoor and Recreation segments. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of certain indefinite-lived intangibles of the Company would not have resulted an impairment. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of certain indefinite-lived intangibles would have resulted in incremental impairment charges in the Company's Learning and Development and Outdoor and Recreation segments of $35 million and $1 million, respectively. See Footnote 7 of the Notes to Consolidated Financial Statements for further information.

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. The Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available, with the exception of the Yankee Candle business, where testing is performed at the retail store level. See Footnotes 6, 7, and 13 of the Notes to Consolidated Financial Statements for further information.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2020 and 2019.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: global equities approximately 20% to 40%; fixed income approximately 50% to 70%; and cash, alternative investments and other, approximately zero to 20% at December 31, 2020. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2020, the domestic plan assets were allocated as follows: Equities: approximately 24% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 76%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2020, 2019 and 2018, the actual return (loss) on plan assets for the Company’s U.S. pension plan assets was approximately $178 million, $213 million and $(71) million, respectively, versus an expected return on plan assets of approximately $59 million, $59 million and $67 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2021 are estimated to be approximately $22 million, as compared to the 2020 contributions of approximately $25 million.

The weighted average expected return on plan assets assumption for 2020 was approximately 4.1% for the Company’s pension plans. The weighted average discount rate at the 2020 measurement date used to measure the pension and postretirement benefit obligations was approximately 1.9% and 1.8%, respectively. A 25 basis points decrease in the discount rate at the 2020 measurement date would increase the pension plans’ projected benefit obligation by approximately $64 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At the 2020 measurement date, the current weighted average healthcare cost trend rate assumption was approximately 6.7%. The current healthcare cost trend rate is assumed to gradually decrease to an ultimate healthcare cost trend rate of 4.5%. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.

International Operations

For 2020, 2019 and 2018, the Company’s non-U.S. businesses accounted for approximately 33% of net sales (see Footnote 17 of the Notes to Consolidated Financial Statements).
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” "setting up," "beginning to," “will,” “should,” “would,” "resume," "are confident that," "remain optimistic that" or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company's ability to manage the demand, supply and operational challenges with the actual or perceived effects of the COVID-19 pandemic;
•the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
•the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;
•the Company's ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting;
•risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;
•future events that could adversely affect the value of the Company’s assets and/or stock price and require additional impairment charges;
•the impact of cost associated with acquisition and divestitures;
•our ability to effectively execute our turnaround plan;
•changes in the prices of raw materials and sourced products and the Company's ability to obtain raw materials and sourced products in a timely manner;
•the impact of governmental investigation, inspections, lawsuits, legislation requests or other actions or other activities by third parties;
•the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;
•a failure of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s services providers;
•the impact of United States or foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs;
•the potential inability to attract, retain and motivate key employees;
•the resolution of tax contingencies resulting in additional tax liabilities;
•product liability, product recalls or related regulatory actions;
•the Company’s ability to protect its intellectual property rights; and
•significant increases in the funding obligations related to the Company’s pension plans.
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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2020, approximately $100 million of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $5.5 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2020, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $1 million and decrease the fair value of debt by approximately $332 million.

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2020, approximately 33% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 10%; Canadian dollar, approximately 4%; and British pounds, approximately 4%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to not designing and maintaining effective controls over the accounting for certain aspects of income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessments- Goodwill for Certain Reporting Units and Certain Indefinite-Lived Intangible Assets

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets balances were $3.6 billion and $2.3 billion as of December 31, 2020, respectively. These assets are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. Management used a quantitative approach, which involves comparing the fair value to the carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is calculated as the difference between these amounts. An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred due to COVID-19 related disruption and as a result, the Company performed an impairment test for its goodwill and indefinite-lived intangible assets. During the first quarter of 2020, the Company recorded an impairment charge of $212 million and $1.3 billion to reflect the impairment of its goodwill and indefinite-lived intangible assets, respectively. As disclosed by management during the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment and the Company recorded an impairment charge of $2 million. During the fourth quarter of 2020, in conjunction with its annual impairment testing, the Company recorded an impairment charge of $20 million associated with an indefinite-lived intangible asset in the Learning and Development segment. Fair value is estimated by management using the income approach for reporting units and the relief from royalty method or the excess earnings method for indefinite-lived intangible assets. Management’s cash flow projections requires significant use of judgment and assumptions relating to the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value for goodwill, and estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows and contributory asset charges for indefinite-lived intangible assets.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill for certain reporting units and certain indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value for goodwill and estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows, and contributory asset charges for indefinite-lived intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived intangible assets, including controls over the valuation of the Company’s reporting units and indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting units and indefinite-lived intangible assets; (ii) evaluating the appropriateness of the income approach, relief from royalty method and excess earnings method; (iii) testing the completeness and accuracy of underlying data used in the estimates; and (iv) evaluating the significant assumptions used by management related to estimation of future cash flows, business growth rates, terminal values, discount rates, and total enterprise value for goodwill and estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows and contributory asset charges for indefinite-lived intangible assets. Evaluating management’s assumptions related to the estimation of future cash flows, business growth rates, terminal values and total enterprise value for goodwill and estimation of future cash flows, terminal values, and residual (or excess cash flows) for indefinite-lived intangible assets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units and indefinite-lived intangible assets; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s income approach, relief from royalty method, and excess earnings method and (ii) the discount rates for goodwill and the discount rates, royalty rates, and contributory asset charges for indefinite-lived intangible assets.

Uncertain Tax Positions

As described in Notes 1 and 12 to the consolidated financial statements, the Company has liabilities recorded for unrecognized tax benefits of $452 million as of December 31, 2020. As disclosed by management, the Company’s income tax provisions are based on calculations and assumptions that are subject to examination by various worldwide tax authorities. It has established tax, interest and penalty reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes, interest and penalties. For uncertain tax positions, management applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. Management’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the numerous and complex tax laws, court rulings, tax planning strategies, frequency of tax audits, and potential for significant adjustments as a result of such audits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s timely identification and accurate measurement of uncertain tax positions; (iii) the evaluation of audit evidence available to support the uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others (i) testing the information used in the calculation of the uncertain tax positions, including intercompany agreements and international, federal, and state filing positions; (ii) testing the calculation of uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained, the amount of potential benefit to be realized, and the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2021

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2020	2019	2018
Net sales	$9,385	$9,715	$10,154
Cost of products sold	6,306	6,496	6,636
Gross profit	3,079	3,219	3,518
Selling, general and administrative expenses	2,189	2,451	2,648
Restructuring costs, net	21	27	87
Impairment of goodwill, intangibles and other assets	1,503	1,223	8,337
Operating loss	(634)	(482)	(7,554)
Non-operating expenses:
Interest expense, net	274	303	446
Loss on extinguishment of debt	20	28	4
Other (income) expense, net	78	39	(12)
Loss before income taxes	(1,006)	(852)	(7,992)
Income tax benefit	(236)	(1,038)	(1,359)
Income (loss) from continuing operations	(770)	186	(6,633)
Loss from discontinued operations, net of tax	—	(79)	(309)
Net income (loss)	$(770)	$107	$(6,942)
Weighted average common shares outstanding:
Basic	424.1	423.3	473.7
Diluted	424.1	423.9	473.7
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$(1.82)	$0.44	$(14.00)
Loss from discontinued operations	—	(0.19)	(0.65)
Net income (loss)	$(1.82)	$0.25	$(14.65)
Diluted:
Income (loss) from continuing operations	$(1.82)	$0.44	$(14.00)
Loss from discontinued operations	—	(0.19)	(0.65)
Net income (loss)	$(1.82)	$0.25	$(14.65)
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

Year Ended December 31,	2020	2019	2018
Comprehensive income (loss):
Net income (loss)	$(770)	$107	$(6,942)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	14	(174)
Unrecognized pension and postretirement costs	43	(1)	42
Derivative financial instruments	(1)	(20)	45
Total other comprehensive income (loss), net of tax	40	(7)	(87)
Comprehensive income (loss) including noncontrolling interest	(730)	100	(7,029)
Total comprehensive income (loss) attributable to noncontrolling interests	(4)	1	(2)
Total comprehensive income (loss) attributable to parent	$(726)	$99	$(7,027)
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2020	2019
Assets:
Cash and cash equivalents	$981	$349
Accounts receivable, net	1,678	1,842
Inventories	1,638	1,606
Prepaid expenses and other current assets	331	313
Total current assets	4,628	4,110
Property, plant and equipment, net	1,176	1,155
Operating lease assets	530	615
Goodwill	3,553	3,709
Other intangible assets, net	3,564	4,916
Deferred income taxes	838	776
Other assets	411	361
Total assets	$14,700	$15,642
Liabilities:
Accounts payable	$1,526	$1,102
Accrued compensation	236	204
Other accrued liabilities	1,393	1,340
Short-term debt and current portion of long-term debt	466	332
Total current liabilities	3,621	2,978
Long-term debt	5,141	5,391
Deferred income taxes	414	625
Operating lease liabilities	472	541
Other noncurrent liabilities	1,152	1,111
Total liabilities	10,800	10,646
Commitments and contingencies (Footnote 18)
Stockholders' equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2020 and 2019)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 448.4 shares and 447.1 shares issued at December 31, 2020 and 2019, respectively)	448	447
Treasury stock, at cost 24.0 and 23.6 shares at December 31, 2020 and 2019, respectively)	(598)	(590)
Additional paid-in capital	8,078	8,430
Retained deficit	(3,174)	(2,404)
Accumulated other comprehensive loss	(880)	(920)
Stockholders' equity attributable to parent	3,874	4,963
Stockholders' equity attributable to minority interests	26	33
Total stockholders' equity	3,900	4,996
Total liabilities and stockholders' equity	$14,700	$15,642
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(770)	$107	$(6,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	357	446	434
Impairment of goodwill, intangibles and other assets	1,503	1,335	9,801
(Gain) loss from sale of businesses, net	9	(7)	(833)
Deferred income taxes	(261)	(1,068)	(1,585)
Stock based compensation expense	41	42	76
Pension settlement charge	53	1	2
Loss on extinguishment of debt	20	28	4
Loss on change in fair value of investments	—	21	—
Other, net	1	4	3
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	168	311	162
Inventories	(29)	131	126
Accounts payable	415	(109)	(309)
Accrued liabilities and other	(75)	(198)	(259)
Net cash provided by operating activities	1,432	1,044	680
Cash flows from investing activities:
Proceeds from sale of divested businesses	16	996	5,133
Capital expenditures	(259)	(265)	(384)
Other investing activities	15	5	58
Net cash provided by (used in) investing activities	(228)	736	4,807
Cash flows from financing activities:
Net short term debt	(26)	(26)	(904)
Net proceeds from issuance of debt	491	—	—
Payments on current portion of long-term debt	(305)	(268)	—
Payments on long-term debt	(320)	(1,004)	(2,580)
Debt extinguishment and issuance costs	(18)	(39)	(10)
Repurchase of shares of common stock	—	—	(1,507)
Cash dividends	(392)	(391)	(435)
Payments to dissenting shareholders	—	(171)	—
Equity compensation activity and other, net	11	(5)	(18)
Net cash used in financing activities	(559)	(1,904)	(5,454)
Exchange rate effect on cash, cash equivalents and restricted cash	5	(1)	(23)
Increase (decrease) in cash, cash equivalents and restricted cash	650	(125)	10
Cash, cash equivalents and restricted cash at beginning of period	371	496	486
Cash, cash equivalents and restricted cash at end of period	$1,021	$371	$496
Supplemental disclosures:
Restricted cash at beginning of period	$22	$—	$—
Restricted cash at end of period	40	22	—
Cash paid for income taxes, net of refunds	106	156	292
Cash paid for interest	281	304	458
Net cash provided by (used in) discontinued operating activities	—	(46)	123
Net cash provided by discontinued investing activities	—	978	5,015
Capital expenditures for discontinued operations	—	17	121
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2017	$508	$(574)	$10,362	$4,611	$(763)	$14,144	$37	$14,181
Comprehensive loss	—	—	—	(6,942)	(83)	(7,025)	(4)	(7,029)
Dividends declared on common stock - $0.92 per share	—	—	(211)	(225)	—	(436)	—	(436)
Equity compensation, net of tax	1	(11)	74	—	—	64	—	64
Common stock purchased and retired	(63)	—	(1,444)	—	—	(1,507)	—	(1,507)
Impact of accounting standard adoption	—	—	—	45	(63)	(18)	—	(18)
Portion of net loss attributable to noncontrolling interests	—	—	—	—	(4)	(4)	2	(2)
Balance at December 31, 2018	$446	$(585)	$8,781	$(2,511)	$(913)	$5,218	$35	$5,253
Comprehensive income (loss)	—	—	—	107	(6)	101	(1)	100
Dividends declared on common stock - $0.92 per share	—	—	(393)	—	—	(393)	—	(393)
Equity compensation, net of tax	1	(5)	42	—	—	38	—	38
Portion of net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)	2	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive income (loss)	—	—	—	(770)	45	(725)	(5)	(730)
Dividends declared on common stock - $0.92 per share	—	—	(392)	—	—	(392)	—	(392)
Equity compensation, net of tax	1	(8)	40	—	—	33	—	33
Portion of net loss attributable to noncontrolling interests	—	—	—	—	(5)	(5)	1	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Basis of Presentation and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr. Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands is committed to enhancing the lives of consumers around the world with planet-friendly, innovative and attractive products that create moments of joy and provide peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the consolidated accounts of the Company and its majority-owned subsidiaries after elimination of intercompany transactions and balances.

The preparation of these consolidated financial statements requires the use of certain estimates and assumptions by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Significant estimates in these Consolidated Financial Statements include restructuring charges, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and product liability reserves), net realizable value of inventories, valuation of assets held for sale, estimated contract revenue and related costs, capitalized software costs, income taxes, uncertain tax provisions, tax valuation allowances, and pension and postretirement employee benefit liabilities and expenses. Actual results could differ from those estimates.

In connection with changes to the Company's management reporting structure made by the chief operating decision maker (“CODM”) during the second quarter of 2020, the Company realigned into the following five reportable segments: Appliances and Cookware, Commercial Solutions, Home Solutions, Learning and Development, and Outdoor and Recreation. The Company also provides general corporate services to its segments which will be reported as a non-operating segment, Corporate (See Footnote 17).

At the end of 2019, the Company completed its previously announced Accelerated Transformation Plan (“ATP”), which resulted in the sale of several businesses during 2018 and 2019. The ATP was designed to accelerate value creation and more rapidly transform the portfolio to one best positioned to leverage the Company’s advantaged capabilities in innovation, design and e-commerce. The ATP was also designed to significantly increase shareholder value through both meaningful returns of capital to shareholders and strengthened operational and financial performance, while simultaneously deleveraging the balance sheet. See Footnote 2 for further information on the Company's discontinued operations and divestitures.

Certain prior year amounts have been reclassified to conform to the current presentation.

Out-of-Period Adjustments

During 2019, the Company recorded an aggregate after-tax adjustment benefit of $10 million ($6 million in continuing operations and $4 million in discontinued operations) in its Consolidated Statement of Operations reflecting the cumulative impact of prior period errors identified and corrected during the period.

The prior period errors were primarily associated with income tax accounting matters more specifically related to: reserves for uncertain tax positions and the reconciliation of state income tax payables/receivables that resulted in a net after-tax benefit of $21 million ($10 million in continuing operations and $11 million in discontinued operations, respectively) recorded in the Consolidated Statement of Operations. In addition, as a result of certain of those income tax prior period adjustments, certain of the Company's previously recorded goodwill and intangible asset impairment charges and gain/loss on disposal calculations were incorrect, which resulted in a net after-tax charge of $8 million ($2 million in continuing operations and $6 million in discontinued operations, respectively) recorded in the Consolidated Statement of Operations. See Footnote 7 for further information on how certain of these income tax matters impacted the Company's goodwill balances. The Company also recorded a net after-tax charge of $3 million in continuing operations in its Consolidated Statement of Operations related to other out-of-period adjustments.

Based on an analysis of qualitative and quantitative factors, the Company concluded that the cumulative impact of these errors was not material to any of the Company's previously issued financial statements.

Uncertainty Related to Coronavirus (COVID-19)

Beginning late in the fourth quarter of 2019 and into 2020, COVID-19 emerged and subsequently spread globally, ultimately being declared a pandemic by the World Health Organization. The pandemic has resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people to limit exposure to the virus. The Company's global operations, similar to those of many large, multi-national corporations, were adversely impacted by the COVID-19 pandemic.

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

While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company saw positive momentum, which included sales growth during the second half of the year and strong liquidity with over $1.4 billion in operating cash flow for the year ended December 31, 2020. The Company believes, however, the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time or if plans to administer vaccines are delayed.

Management’s application of U.S. GAAP in preparing the Company's audited consolidated financial statements requires the pervasive use of estimates and assumptions. As discussed above, the world continues to be impacted by the global COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of the consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. Although the Company has made its best estimates based upon current information, the effects of the COVID-19 pandemic on its business may result in future changes to management’s estimates and assumptions, especially if the severity of the pandemic continues to exist or worsens for a prolonged period of time or if plans to administer the vaccines are delayed. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Other Items

At December 31, 2020, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During 2019, the Company recorded an other-than-temporary impairment of approximately $12 million. The Company's carrying value of its investment in FireAngel was $3 million and $4 million at December 31, 2020 and 2019, respectively. On March 31, 2018, the Company terminated its distribution agreement with FireAngel. There were no related party sales to FireAngel during 2020 and 2019 and $8 million during 2018.

For 2020, 2019 and 2018, the income attributable to non-controlling interests was $1 million, $2 million and $2 million, respectively.

Significant Accounting Policies

Concentration of Credit Risk
The Company’s forward exchange contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of its counterparties.

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
Sales taxes and other similar taxes are excluded from revenue. The Company elected to account for shipping and handling activities as a fulfillment cost. The Company also elected not to disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant.

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

The Company may use a qualitative approach, and when appropriate, has bypassed the qualitative and used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a “debt-free” basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. See Footnote 7 for further information associated with non-cash goodwill impairment charges resulting from COVID-19 related trigger events during 2020.

Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. See Footnote 7 for further information associated with non-cash indefinite-lived intangible asset impairment charges resulting from COVID-19 related trigger events during 2020.

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available. As a result of COVID-19 related trigger events during 2020, the Company recorded non-cash impairment charges for certain operating lease assets. See Footnote 13 for further information.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results. See Footnote 12 for further information.

Sales of Accounts Receivables

In June 2019, the Company entered into a new factoring agreement with a financial institution to sell certain customer receivables at a more attractive discount rate than its previous cash discount terms offered to these customers (the “Customer Receivables Purchase Agreement”). The Company received approximately $200 million under the agreement during the second quarter of 2019, which was substantially unchanged at December 31, 2019. The balance of the factored receivables at December 31, 2020 was approximately $350 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

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

Accounts Receivable, Net

Accounts receivables, net, include amounts billed and due from customers. Payment terms vary but generally are 90 days or less. An allowance for expected credit losses is based on the amount it ultimately expects to collect from its customers. The Company evaluates the collectability of accounts receivable based on a combination of factors including the length of time the receivables are past due, historical collection experience, current market conditions and forecasted direction of economic and business environment. Accounts deemed uncollectible are written off, net of expected recoveries.

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

Capitalized implementation costs for certain qualified Software-as-a-Service (“SaaS”) arrangements are also subject to the same accounting criteria described above, when the Company does not own the intellectual property for the software license used in the arrangement. SaaS arrangements are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets. The straight-line amortization of these costs is presented along with the fees related to the hosted cloud computing service in the Consolidated Statements of Operations.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses and totaled $362 million, $389 million and $397 million in 2020, 2019 and 2018, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $144 million, $149 million and $151 million in 2020, 2019 and 2018, respectively.

Other Significant Accounting Policies

Other significant accounting policies are disclosed as follows:
•Discontinued Operations - Footnote 2
•Restructuring – Footnote 4
•Inventory – Footnote 5
•Property, Plant & Equipment – Footnote 6
•Derivative Instruments – Footnote 10
•Foreign Currency Operations – Footnote 10
•Pensions and Postretirement Benefits – Footnote 11
•Leases – Footnote 13
•Share-Based Compensation – Footnote 15
•Legal and Environmental Reserves – Footnote 18

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. The adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

Adoption of New Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The Company adopted ASU 2016-02 prospectively starting on January 1, 2019. As part of the adoption, the Company elected the package of practical expedients permitted under the transition guidance that includes not to reassess historical lease classification, and not to recognize short-term leases on the balance sheet, nor separate lease and non-lease components for all its leases. In addition, the Company used hindsight to determine the lease term and applied its incremental borrowing rate based on the remaining term of the lease as of the adoption date. The impact upon adoption, related to operating leases in continuing operations, as of January 1, 2019, resulted in the recognition of right-of-use assets of approximately $664 million, lease liabilities of approximately $725 million and a minimal cumulative-effect adjustment on retained deficit on the Company's Consolidated Balance Sheet. See Footnote 13 for further information.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 involves several aspects of the accounting for credit losses related to certain financial instruments including assets measured at amortized cost, available-for-sale debt securities and certain off-balance sheet commitments. ASU 2016-13, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 on a modified retrospective basis effective January 1, 2020. The adoption of ASU 2016-03 did not have a material impact on the Company’s consolidated financial statements. The Company's reserves for expected credit losses at December 31, 2020 and December 31, 2019 were $36 million and $29 million respectively.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 provides companies with an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) (“AOCL”) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. ASU No. 2018-02 also requires disclosure of the accounting policy for releasing income tax effects from AOCL and whether an election was made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Companies can adopt the provisions of ASU 2018-02 in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company adopted this guidance in the second quarter of 2018 and reclassified the stranded income tax effects from the Tax Cuts and Jobs Act from AOCL of $63 million to retained earnings.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Since ASU 2018-14 only impacts the disclosure requirements related to defined benefit pension and other postretirement plans, the adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements. See Footnote 11 for further information.

Footnote 2 — Discontinued Operations and Divestitures

Discontinued Operations

In connection with the ATP, the Company completed the sale of several businesses during 2018 and 2019. In 2018, the Company sold: Goody Products, Inc. (“Goody”), Jostens, Inc. (“Jostens”), Pure Fishing, Inc. (“Pure Fishing”), the Rawlings Sporting Goods Company, Inc. (“Rawlings”), Waddington Group, Inc. (“Waddington”) and other related subsidiaries. In 2019, the Company sold: the Process Solutions business, Rexair Holdings Inc. ("Rexair"), The United States Playing Card Company (“The Playing Cards Company”) and other related subsidiaries.

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

At December 31, 2019, the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses and the Mapa/Spontex and Quickie businesses (collectively referred to as the “Commercial Business”) were no longer classified as held for sale in the Company's Consolidated Balance Sheets nor as discontinued operations in the Company's Consolidated Statement of Operations. These businesses are reported in the Commercial Solutions segment for all periods presented.

The following table provides a summary of amounts included in discontinued operations for the years ended December 31, (in millions):

	2019	2018
Net sales (1)	$368	$2,879
Cost of products sold (1)	266	1,798
Gross profit	102	1,081
Selling, general and administrative expenses	48	624
Restructuring costs, net	—	3
Impairment of goodwill, intangibles and other assets	112	1,464
Operating loss	(58)	(1,010)
Non-operating income, net (2)	10	830
Loss before income taxes	(48)	(180)
Income tax provision	31	129
Net loss	$(79)	$(309)
(1)2018 includes a reclassification from cost of products sold to net sales of $13 million related to the adoption of ASU 2014-9 - “Revenue from Contracts with Customers (Topic 606)”.
(2)2019 and 2018 include gains on sale of discontinued operations of $7 million and $831 million, respectively.

Divestitures

2020

On August 31, 2020, the Company divested the foam board product line in its Learning and Development segment. As a result, the Company recorded a pre-tax loss of $8 million, which is included in the other (income) expense, net in the Consolidated Statements of Operations.

2019

On May 1, 2019, the Company sold its Rexair business to investment funds affiliated with Rhône Capital for approximately $235 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax gain of $2 million, which is included in the loss from discontinued operations.

On May 1, 2019, the Company sold its Process Solutions business to an affiliate of One Rock Capital Partners, LLC, for approximately $500 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax loss of $7 million, which is included in the loss from discontinued operations.

On December 31, 2019, the Company sold The Playing Cards Company to Cartamundi Inc. and Cartamundi España S.L. for $220 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax loss of $5 million, which is included in the loss from discontinued operations.

During 2019, the Company recorded impairment charges of $112 million, which is included in the loss from discontinued operations, related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.

2018

On June 29, 2018, the Company sold Rawlings to a fund managed by Seidler Equity Partners with a co-investment of Major League Baseball for approximately $400 million, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax loss of $128 million, which is included in the loss from discontinued operations.

On June 29, 2018, the Company sold Waddington to Novolex Holdings LLC for approximately $2.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $599 million, which is included in the loss from discontinued operations.

On August 31, 2018, the Company sold its Goody business, to a fund managed by ACON Investments, L.L.C. for approximately $109 million, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $20 million, which is included in the loss from discontinued operations.

On December 21, 2018, the Company sold Jostens to Platinum Equity for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax loss of $32 million, which is included in the loss from discontinued operations.

On December 21, 2018, the Company sold Pure Fishing to Sycamore Partners for approximately $1.3 billion, subject to customary working capital and other post-closing adjustments. As a result, during 2018, the Company recorded a pre-tax gain of $372 million, which is included in the loss from discontinued operations.

During 2018, the Company recorded an impairment charge primarily related to goodwill and indefinite-lived intangible assets totaling $1.5 billion, which is included in the loss from discontinued operations, primarily related to the write-down of the carrying value of the net assets of certain held for sale businesses based on their estimated fair value.
Footnote 3 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of AOCL, net of tax, as of and for the years ended December 31, 2020 and 2019 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Cost	Derivative Financial Instruments	AOCL
Balance at December 31, 2018	$(493)	$(398)	$(22)	$(913)
Other comprehensive income (loss) before reclassifications	4	(8)	(14)	(18)
Amounts reclassified to earnings	10	7	(6)	11
Net current period other comprehensive income (loss)	14	(1)	(20)	(7)
Balance at December 31, 2019	$(479)	$(399)	$(42)	$(920)
Other comprehensive income (loss) before reclassifications	(2)	(4)	3	(3)
Amounts reclassified to earnings	—	47	(4)	43
Net current period other comprehensive income (loss)	(2)	43	(1)	40
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pre-tax (income) expense of (in millions):

	2020	2019	2018
Pension and postretirement benefit plans (1)	$72	$9	$16
Derivative financial instruments for effective cash flow hedges	(6)	(7)	43
(1)Primarily represents the amortization of net actuarial losses and plan settlements recorded in cost of products sold, selling, general and administrative expenses (“SG&A”) and other (income) expense, net in the Consolidated Statements of Operations. See Footnote 11 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2020	2019	2018
Foreign currency translation adjustments	$(28)	$—	$4
Unrecognized pension and postretirement costs	23	—	11
Derivative financial instruments	(1)	(3)	19
Income tax provision (benefit) related to AOCL	$(6)	$(3)	$34

Footnote 4 — Restructuring

The Company has engaged and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs and other exit costs associated with restructuring activities. The Company's accrual for severance and other employee separation costs depends on whether the costs result from an ongoing severance plan or are one-time costs. The Company accounts for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or if our historical experience is to routinely provide certain benefits to impacted employees. The Company recognizes severance costs when it is probable that benefits will be paid and the amount can be reasonably estimated. The Company estimates one-time severance and other employee costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. The Company recognizes these costs when we identify the specific classification or functions of the employees being terminated, notify the employees who might be included in the termination, and expect to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the years ended December 31, are as follows (in millions):

	2020	2019	2018
Appliances and Cookware	$1	$2	$3
Commercial Solutions	4	3	6
Home Solutions	10	9	8
Learning and Development	3	6	8
Outdoor and Recreation	2	2	27
Corporate	1	5	35
	$21	$27	$87
Accrued restructuring costs activity for the year ended December 31, 2020 are as follows (in millions):

	Balance at December 31, 2019	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2020
Severance and termination costs	$10	$15	$(18)	$—	$7
Contract termination and other costs	12	6	(9)	(5)	4
	$22	$21	$(27)	$(5)	$11
Accrued restructuring costs activity for the year ended December 31, 2019 are as follows (in millions):

	Balance at December 31, 2018	Restructuring Costs, Net	Payments	Reclassifications (1)	Foreign Currency and Other (2)	Balance at December 31, 2019
Severance and termination costs	$24	$20	$(33)	$—	$(1)	$10
Contract termination and other costs	47	7	(27)	(14)	(1)	12
	$71	$27	$(60)	$(14)	$(2)	$22
(1)Reclassification due to the adoption of ASU 2016-02 - “Leases (Topic 842)”, which requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months.
(2)Includes non-cash restructuring charges primarily related to stock-based awards of $1 million for 2019.

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. During the year ended December 31, 2020, the Company recorded restructuring charges of $19 million in connection with the program. The Company currently estimates aggregate restructuring charges of approximately $30 million to $35 million to be incurred for projects launched in connection with the program. All cash payments are expected to be paid within one year of charges incurred.

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

Other Restructuring-Related Costs

The Company regularly incurs other restructuring-related costs in connection with various discrete initiatives which are recorded in cost of products sold and SG&A in the Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 5 — Inventories
Inventories are stated at the lower of cost or net realizable value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The components of inventories were as follows at December 31, (in millions):

	2020	2019
Raw materials and supplies	$252	$231
Work-in-process	157	135
Finished products	1,229	1,240
	$1,638	$1,606

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 24.9% and 22.8% of gross inventory costs at December 31, 2020 and 2019, respectively, were determined by the LIFO method; for the balance, cost was determined using the FIFO method. At December 31, 2020 and 2019, LIFO reserves were contra-assets of $8 million and $14 million, respectively. The pre-tax expense from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories were immaterial in 2020 and 2018, and $3 million in 2019.

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2020	2019
Land	$86	$86
Buildings and improvements	664	641
Machinery and equipment	2,314	2,151
	3,064	2,878
Less: Accumulated depreciation	(1,888)	(1,723)
	$1,176	$1,155

Depreciation expense for continuing operations was $200 million, $254 million and $183 million in 2020, 2019 and 2018, respectively. Depreciation expense for discontinued operations was nil in 2020 and 2019 and $19 million in 2018. Depreciation expense for assets held for sale was nil for 2020 and 2019 as the Company ceased depreciating property, plant, and equipment relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash fixed asset impairment charge of approximately $1 million during 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated as the excess of carrying value over fair value of the asset group.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Commercial Business. This business was classified as held for sale in the Company's historical Consolidated Balance Sheets. During 2019, the Company decided not to sell this business. As a result, the business no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at December 31, 2019. Accordingly, the Consolidated Balance Sheet at December 31, 2018 was recast to reclassify the Commercial Business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $50 million in 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

During 2018, the Company recorded $41 million of impairment charges on certain other assets, the majority of which relate to the Home Fragrance business in the Home Solutions segment.
Footnote 7 — Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2020 and 2019 (in millions):

					December 31, 2020
Segments:	Net Book Value at December 31, 2019	Other Adjustments (1)	Impairment Charges (2)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$212	$—	$(212)	$—	$744	$(744)	$—
Commercial Solutions	747	—	—	—	1,241	(494)	747
Home Solutions	164	—	—	—	2,392	(2,228)	164
Learning and Development	2,586	(3)	—	59	3,488	(846)	2,642
Outdoor and Recreation	—	—	—	—	788	(788)	—
	$3,709	$(3)	$(212)	$59	$8,653	$(5,100)	$3,553
(1)During the third quarter of 2020, the Company divested a product line in its Learning and Development segment and allocated $3 million of reporting unit goodwill to the calculation of loss on disposal of business. See Footnote 2 for further information.
(2)During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the goodwill associated with its Appliances and Cookware reporting unit was fully impaired and recorded a non-cash charge of $212 million to reduce the reporting unit's goodwill to zero. See Footnote 1 for further information.

					December 31, 2019
Segments:	Net Book Value at December 31, 2018	Other Adjustments (1)	Impairment Charges (2)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Appliances and Cookware	$211	$(7)	$7	$1	$744	$(532)	$212
Commercial Solutions	904	1	(158)	—	1,241	(494)	747
Home Solutions	164	6	(6)	—	2,392	(2,228)	164
Learning and Development	2,595	1	(1)	(9)	3,432	(846)	2,586
Outdoor and Recreation	$—	$2	$(2)	$—	$788	$(788)	$—
	$3,874	$3	$(160)	$(8)	$8,597	$(4,888)	$3,709

(1)During 2019, in connection with the Company’s state income tax payable/receivable reconciliation process, the Company identified that a state income tax receivable initially recorded in March 2017 was overstated by $20 million. The Company determined that the offset to this overstated receivable was recorded as a reduction to goodwill and, subsequently, recorded an entry during the current year to increase goodwill by this amount with a corresponding reduction to its state income tax receivable. Additionally, the Company identified and reversed $9 million of reserves for uncertain tax positions that were no longer required as the statutes of limitations had previously expired across multiple prior years. Therefore, the Company recorded an adjustment to income tax expense with a corresponding reduction to its reserves for uncertain tax positions. The Company was required to allocate the goodwill and reversal of reserves for uncertain tax positions to its businesses and reporting units in order to determine whether or not the carrying value of a disposal group or reporting unit that was previously sold or impaired needed to be updated. Based on its analysis, the Company concluded that the entire $20 million goodwill balance and the reversal of $9 million of reserves for uncertain tax positions would have been impaired or recognized as a loss on disposal in previously issued financial statements. As such, in 2019 the Company recorded pre-tax out-of-period impairment charges and a loss on sale of divested businesses of $3 million and $8 million, respectively, of which $3 million ($2 million after-tax) and $8 million ($6 million after-tax) were reflected in continuing operations and discontinued operations, respectively, in the Company’s Consolidated Statement of Operations. The Company concluded the effects of such adjustments were not material to the current period or previously issued financial statements. See Footnote 1 for further information.
(2)In 2019, the Company recorded non-cash impairment charges in the Commercial Solutions segment to reflect a decrease in the carrying values of Mapa/Spontex and Quickie by a total of $158 million while these businesses were classified as held for sale.
Acquired intangible asset impairment charges were recorded in the Company’s reporting segments as follows (in millions):

	2020 (1)	2019 (2)
Impairment of acquired intangible assets
Appliances and Cookware	$87	$607
Commercial Solutions	320	152
Home Solutions	290	152
Learning and Development	100	24
Outdoor and Recreation	482	118
	$1,279	$1,053
(1)During the fourth quarter of 2020, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $20 million associated with a tradename in the Learning and Development segment, as its carrying value exceeded its fair value. The impairment reflected a downward revision of forecasted results due to the impact of the delayed and limited re-opening of schools and offices as a result of the COVID-19 global pandemic, as well as the continued deterioration in sales for slime-related adhesive products. The rate and duration of the decline for such products, which is expected to continue into the future, is difficult to predict. Further impairments of this tradename may also occur if future expected cash flows are not achieved. During the first quarter of 2020, as a result of the impairment testing performed in connection with COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in all of its operating segments were impaired and recorded non-cash impairment charges of $1.3 billion to reflect the impairment of these indefinite-lived tradenames because their carrying values exceeded their fair values.
(2)The carrying value of certain Appliances and Cookware tradenames exceeded their fair value primarily due to the announced tariffs on Chinese imports, as well as a decline in sales volume due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. In 2019, the Company recorded impairment charges in the Commercial Solution segment to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale. In the Home Solution segment, the impairment charges relate to certain Home Fragrance trademarks/tradenames. The Home Fragrance business has experienced a shift in product mix, which resulted in a downward revision to forecasted results for one of its tradenames. In the Learning and Development segment, the impairment charge related to certain Writing trademarks/tradenames. The Writing business experienced softening trends in sales of slime-related adhesive products. Related sales of such products during the fourth quarter of 2019 deteriorated at a faster rate than expected, which resulted in a downward revision to forecasted results for one of its tradenames. The carrying value of certain Outdoor and Recreation tradenames exceeded their fair value primarily due to decline in demand for certain products, which resulted in a downward forecasted results.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2020 and 2019 (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life	$2,331	$—	$2,331	$3,560	$—	$3,560	N/A
Tradenames - other	157	(55)	102	169	(50)	119	2 - 15
Capitalized software	625	(486)	139	587	(435)	152	3 - 12
Patents and intellectual property	67	(52)	15	135	(102)	33	3 - 14
Customer relationships and distributor channels	1,259	(282)	977	1,328	(283)	1,045	3 - 30
Other	—	—	—	109	(102)	7	3 - 5

	$4,439	$(875)	$3,564	$5,888	$(972)	$4,916

Amortization expense for intangible assets for continuing operations was $157 million, $192 million and $189 million in 2020, 2019 and 2018, respectively. Amortization expense for intangible assets prior to being classified as discontinued operations was $43 million in 2018. Amortization expense for assets held for sale was nil for 2020 and 2019 as the Company ceased amortizing other finite-lived intangible assets relating to businesses which satisfied the criteria to be classified as held for sale during the second quarter of 2018.

In 2018, as part of the ATP, the Company approved a plan to market for sale the Commercial Business and classified it as held for sale in the Company's historical Consolidated Balance Sheets. During 2019, the Company decided not to sell this business and measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made as it no longer satisfied the requirements to be classified as held for sale in the Company's Consolidated Balance Sheet at December 31, 2019. Accordingly, the Company recorded a charge of $7 million in 2019 reflecting to the amount of amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

At December 31, 2020, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2021	$120
2022	105
2023	95
2024	88
2025	80
Thereafter	745

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2020	2019
Customer accruals	$683	$605
Operating lease liabilities	129	132
Accrued self-insurance liabilities, contingencies and warranty	113	124
Accrued income taxes	66	114
Accrued interest expense	60	63
Accruals for manufacturing, marketing and freight expenses	57	50
Other	285	252
	$1,393	$1,340

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

Footnote 9 — Debt

The following is a summary of outstanding debt at December 31, (in millions):

	2020	2019
4.70% senior notes due 2020	$—	$305
3.15% senior notes due 2021	94	94
3.75% senior notes due 2021	369	342
4.00% senior notes due 2022	250	249
3.85% senior notes due 2023	1,090	1,388
4.00% senior notes due 2024	200	199
4.875% senior notes due 2025	492	—
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,973	1,986
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Commercial paper	—	25
Other debt	19	15
Total debt	5,607	5,723
Short-term debt and current portion of long-term debt	(466)	(332)
Long-term debt	$5,141	$5,391

Credit Revolver and Commercial Paper

On November 1, 2019, S&P Global Inc. ("S&P") downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company could no longer borrow from the commercial paper market on terms it deems acceptable or favorable.

Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced LIBOR rate plus 127.5 basis points. At December 31, 2020 and 2019, the Company did not have any amounts outstanding under the Credit Revolver.

Senior Notes

In May 2020, the Company completed a registered public offering of $500 million in aggregate principal amount of 4.875% senior notes that mature in June 2025 (the “June 2025 Notes”) and received proceeds of approximately $491 million, net of fees and expenses paid. The June 2025 Notes are subject to similar restrictive and financial covenants as the Company’s existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The June 2025 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to one month before the stated maturity at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the discounted present value of principal and interest at the Treasury Rate plus 50 basis points, plus accrued interest to but excluding the redemption date; or (2) at any time on or after one month prior to the stated maturity at a price equal to 100% of the principal amount being redeemed, plus accrued interest to but excluding the redemption date. The Company used the net proceeds from the June 2025 Notes for general corporate purposes, including repayment of outstanding borrowings under the Credit Revolver and accounts receivable securitization facility, and the redemption of the outstanding 4.70% Senior Notes due in August 2020 at maturity.

In March 2020, the Company repurchased $15 million of the 4.20% senior notes due 2026 at approximately par value. The total consideration, excluding accrued interest, was approximately $15 million. As a result of the partial debt extinguishment, the Company recorded an immaterial loss.

In November 2020, the Company repurchased $300 million of the 3.85% Senior Notes due 2023 with available cash on hand. The total consideration, excluding accrued interest, was approximately $318 million. The Company recorded a loss on extinguishment of debt of $20 million as a result of the partial debt repayment.

On January 25, 2021, the Company delivered a notice of redemption to the holders of the 3.15% senior notes that will mature in April 2021 (the “April 2021 Notes”) that the Company will redeem the April 2021 Notes on March 1, 2021 (the “Redemption Date”) for a redemption price equal to 100% of the current outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the Redemption Date.

As a result of the aforementioned debt rating downgrades by Moody's and S&P, certain of the Company’s outstanding senior notes aggregating to approximately $4.3 billion are subject to an interest rate adjustment of 25 basis points as a result of each downgrade, for a total of 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment, increased the Company’s interest expense for 2020 by approximately $17 million and expected to increase by approximately $21 million thereafter, on an annualized basis. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. In March 2020, the Company amended its Securitization Facility with respect to certain customer receivables and to remove an originator from the Securitization Facility. At December 31, 2020, the Company did not have any amounts outstanding under the Securitization Facility.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2020 and thereafter are as follows (in millions):

2021	2022	2023	2024	2025	Thereafter	Total
$465	$253	$1,095	$201	$547	$3,072	$5,633

Other

In connection with the ATP, the Company completed the sale of several businesses during 2019. In 2019, the Company sold: its Process Solutions business, Rexair, The Playing Cards Company and other related subsidiaries. As a result of these transactions, the Company received gross proceeds of $996 million in 2019, most of which was used to pay down debt.
The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

At December 31, 2020 and 2019, unamortized deferred debt issue costs were $29 million and $33 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2020		2019
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,277	$5,588	$5,990	$5,683

The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At December 31, 2020, $26 million of deferred losses have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.

Footnote 10 — Derivatives and Foreign Currency Operations

Derivatives

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

Fair Value Hedges

At December 31, 2020, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. A $277 million notional interest rate swap matured concurrently with the maturity of the 4.70% senior notes which were repaid during the third quarter of 2020.

During 2019, the Company also terminated approximately $150 million notional amount of these floating rate swaps and received consideration of $6 million, which is included in net cash provided by operating activities in the Consolidated Statement of Cash Flows for 2019. These floating rate swaps that were designated as fair value hedges, were terminated in connection with the extinguishment of a portion of the principal balance of the 2024 Notes pursuant to the Tender Offers (See Footnote 9). The termination of these floating rate swaps resulted in a total gain of $6 million, which is included in loss on extinguishment for 2019 in the Consolidated Statements of Operations.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. During the first quarter of 2020, the Company entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the twelve months ended December 31, 2020, the Company recognized income of $14 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. The Company had no cross-currency swaps used as hedging instruments in 2019.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2020, the Company had approximately $509 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2020, the Company had approximately $994 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statement of Operations.

Commodity Contracts

From time to time the Company may enter into commodity-based derivatives in order to mitigate the risk that the rising price of these commodities could have on the cost of certain of the Company’s raw materials. These commodity-based derivatives provide the Company with cost certainty. At December 31, 2020, the Company had no notional amount outstanding of commodity-based derivatives. Fair market value gains or losses are included in the results of operations and are classified in cost of products sold.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2020	2019
	Balance Sheet Location	Assets/(Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$1	$1
Foreign currency contracts	Other accrued liabilities	(19)	(13)
Fair Value Hedges:
Interest rate swaps	Other assets	7	2
Interest rate swaps	Other accrued liabilities	—	(1)
Net Investment Hedges:
Cross-currency swaps	Prepaid expenses and other current assets	10	—
Cross-currency swaps	Other noncurrent liabilities	(102)	—

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	10	10
Foreign currency contracts	Other accrued liabilities	(17)	(4)
Total		$(110)	$(5)

The Company recognized expense of $9 million, $11 million and $2 million in other (income) expense, net, during 2020 and 2019 and 2018, respectively, related to derivatives that are not designated as hedging instruments.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pre-tax gain and loss activity for 2020, 2019 and 2018 related to derivative financial instruments designated as effective hedges:

	2020		2019		2018
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
(in millions)	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income
Interest rate swaps (2)	$—	$(7)	$—	$(8)	$—	$(27)
Foreign currency contracts (3)	4	13	(16)	15	24	(13)
Cross-currency swaps (4)	(92)	—	—	—	(2)	(3)
Total	$(88)	$6	$(16)	$7	$22	$(43)
(1)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(2)Portion reclassified from AOCL to income recognized in interest expense, net.
(3)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(4)Portion reclassified from AOCL to income recognized in other expense, net.
At December 31, 2020, deferred net losses of approximately $18 million within AOCL are expected to be reclassified to earnings over the next twelve months.
Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2020, 2019 and 2018 were $14 million, $6 million and $8 million, respectively.

The Company designates certain foreign currency denominated, long-term intercompany financing transactions as being of a long-term investment nature and records gains and losses on the transactions arising from changes in exchange rates as translation adjustments.

Footnote 11 — Employee Benefit and Retirement Plans

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Overfunded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) expense, net in the Consolidated Income Statement. The amount of AOCL expected to be recognized in pension and postretirement benefit expense for 2021 is $21 million and is substantially comprised of net unrecognized actuarial losses.

(Gains)/losses and prior service costs/(credits) are recognized as a component of OCL in the Consolidated Statements of Comprehensive Income (Loss) as they arise. Those (gains)/losses and prior service costs/(credits) are subsequently recognized as a component of net periodic cost/(income) pursuant to the recognition and amortization provisions of applicable accounting guidance. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs/(credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

The measurement of benefit obligations and net periodic cost/(income) is based on estimates and assumptions approved by the Company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

During the fourth quarter of 2020, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $157 million of projected benefit obligations for approximately 44% of the retirees in one of its U.S. defined benefit pension plans. The irrevocable transaction for the transfer of pension liability to the insurance company was funded with the plan’s existing assets. Payments from the insurance company to the beneficiaries commences on January 1, 2021. In connection with this transaction, the Company recorded a pre-tax settlement loss to reclassify approximately $49 million into earnings from AOCL.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $313 million. At December 31, 2020 and 2019, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $137 million and $134 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included as investing activities in the Consolidated Statements of Cash Flows. The projected benefit obligation was $119 million and $118 million at December 31, 2020 and 2019, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the Company's contributory 401(k) plans were $35 million, $32 million and $25 million for 2020, 2019 and 2018, respectively.

Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	United States		International
Change in benefit obligation:	2020	2019	2020	2019	2020	2019
Benefit obligation at beginning of year	$1,449	$1,348	$626	$581	$52	$53
Service cost	—	1	4	6	—	—
Interest cost	35	49	9	13	1	2
Actuarial loss	133	151	29	45	2	2
Amendments	—	—	1	1	—	—
Currency translation	—	—	29	15	—	—
Benefits paid	(95)	(100)	(21)	(22)	(4)	(5)
Acquisitions and dispositions, net	2	—	—	—	—	—
Curtailments, settlements and other	(167)	—	(9)	(13)	—	—
Benefit obligation at end of year (1)	$1,357	$1,449	$668	$626	$51	$52
Change in plan assets:
Fair value of plan assets at beginning of year	1,228	1,105	580	532	—	—
Actual return on plan assets	178	213	47	51	—	—
Contributions	17	10	8	13	4	—
Currency translation	—	—	22	19	—	—
Benefits paid	(95)	(100)	(21)	(22)	(4)	—
Settlements and other	(167)	—	(9)	(13)	—	—
Fair value of plan assets at end of year	$1,161	$1,228	$627	$580	$—	$—
Funded status at end of year	$(196)	$(221)	$(41)	$(46)	$(51)	$(52)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$104	$89	$—	$—
Accrued current benefit cost—other accrued liabilities	(11)	(15)	(5)	(4)	(5)	(6)
Accrued noncurrent benefit cost— other noncurrent liabilities	(185)	(206)	(140)	(131)	(46)	(46)
Net amount recognized	$(196)	$(221)	$(41)	$(46)	$(51)	$(52)
Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.16%	3.06%	1.22%	1.79%	1.80%	2.80%
Long-term rate of compensation increase	3.00%	3.00%	2.18%	2.31%	—%	—%
Current health care cost trend rates	—%	—%	—%	—%	6.48%	6.74%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.50%	4.50%
(1)The accumulated benefit obligation for all defined benefit pension plans was $2.0 billion and $2.1 billion at December 31, 2020 and 2019, respectively.

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

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2020	2019
Projected benefit obligation	$1,721	$1,792
Fair value of plan assets	1,380	1,435
Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2020	2019
Accumulated benefit obligation	$1,711	$1,784
Fair value of plan assets	1,380	1,435

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2020	2019	2018	2020	2019	2018
Service cost	$—	$1	$1	$4	$6	$6
Interest cost	35	49	46	9	13	13
Expected return on plan assets	(59)	(59)	(67)	(6)	(13)	(15)
Amortization:
Prior service cost	—	—	—	1	—	1
Net actuarial loss	23	15	21	3	2	2
Curtailment, settlement and termination costs	52	—	—	1	1	1
Total expense	$51	$6	$1	$12	$9	$8
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	3.06%	4.12%	3.48%	1.79%	2.52%	2.24%
Effective rate for interest on benefit obligations	2.65%	3.79%	3.09%	1.55%	2.20%	1.94%
Effective rate for service cost	3.43%	3.93%	3.32%	0.92%	1.89%	2.33%
Effective rate for interest on service cost	3.41%	3.62%	2.98%	0.75%	2.24%	2.27%
Long-term rate of return on plan assets	5.50%	5.25%	5.75%	1.08%	2.47%	2.58%
Long-term rate of compensation increase	3.00%	3.00%	2.54%	2.32%	2.32%	3.47%

	Postretirement Benefits
	2020	2019	2018
Interest cost	$1	$2	$2
Amortization:
Prior service credit	(2)	(5)	(7)
Net actuarial gain	(4)	(4)	(3)
Total income	$(5)	$(7)	$(8)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	2.80%	3.90%	3.09%
Effective rate for interest on benefit obligations	2.41%	2.71%	2.71%
Effective rate for service cost	2.52%	2.97%	2.98%
Effective rate for interest on service cost	2.27%	2.78%	2.78%

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
The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 20% to 40%; fixed income approximately 50% to 70%; and cash, alternative investments and other, approximately zero to 20% at December 31, 2020. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.
The composition of domestic pension plan assets at December 31, 2020 and 2019 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2020
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$273	$273
Fixed income securities and funds	441	—	—	441	319	760
Alternative investments	—	—	—	—	104	104
Cash and other	8	15	1	24	—	24
Total	$449	$15	$1	$465	$696	$1,161

	Plan Assets — Domestic Plans
	December 31, 2019
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$233	$233
Fixed income securities and funds	400	—	—	400	330	730
Alternative investments	47	—	—	47	192	239
Cash and other	10	15	1	26	—	26
Total	$457	$15	$1	$473	$755	$1,228

The composition of international pension plan assets at December 31, 2020 and 2019 is as follows (in millions):

	Plan Assets — International Plans
	December 31, 2020
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$3	$—	$6	$—	$6
Fixed income securities and funds	262	3	—	265	—	265
Cash and other	4	234	9	247	109	356
Total	$269	$240	$9	$518	$109	$627

	Plan Assets — International Plans
	December 31, 2019
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$—	$—	$3	$2	$5
Fixed income securities and funds	298	—	—	298	3	301
Cash and other	8	255	8	271	3	274
Total	$309	$255	$8	$572	$8	$580
A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2020 and 2019 is as follows (in millions):

Total
Balance December 31, 2018	$10
Purchases, sales, settlements, and other, net	(1)
Balance December 31, 2019	9
Unrealized gains	1
Balance December 31, 2020	$10
Contributions and Estimated Future Benefit Payments
During 2021, the Company expects to make cash contributions of approximately $16 million and $11 million to its domestic and international defined benefit plans, respectively.
Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows at December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter
Pension benefits	$114	$112	$112	$110	$109	$530
Postretirement benefits	$5	$5	$5	$5	$5	$16

Footnote 12 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2020	2019	2018
Domestic	$(928)	$(1,249)	$(8,099)
Foreign	(78)	397	107
Total	$(1,006)	$(852)	$(7,992)
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2020	2019	2018
Current:
Federal	$(50)	$8	$121
State	1	11	31
Foreign	74	42	204
Total current	25	61	356
Deferred:
Federal	(136)	(355)	(1,036)
State	(33)	(63)	(283)
Foreign	(92)	(650)	(267)
Total deferred	(261)	(1,068)	(1,586)
Total income tax benefit	(236)	(1,007)	(1,230)
Total income tax provision - discontinued operations	—	31	129
Total income tax benefit - continuing operations	$(236)	$(1,038)	$(1,359)
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	2.4	3.8	2.4
U.S. foreign inclusions and foreign tax credit (1)	3.6	(1.6)	2.1
Foreign rate differential	2.7	4.9	0.4
Change in uncertain tax positions	4.5	5.9	0.2
Change in valuation allowance reserve	3.0	(5.9)	0.8
Impairments	(4.4)	(3.3)	(9.7)
Capital loss	3.0	25.4	—
Reversal of outside basis difference	(5.2)	0.4	—
Non-deductible compensation	(1.2)	(1.6)	(0.1)
Return to provision	1.7	2.2	(0.1)
Other taxes	(0.9)	1.6	0.1
Outbound transfer of U.S. assets (2)	(6.9)	68.3	—
Other	0.2	0.8	(0.1)
Effective rate	23.5%	121.9%	17.0%
(1)The Company accounts for tax on GILTI as a period cost and the effects are included herein.

(2)In connection with the Company's execution to rationalize its legal entities along with centralizing the ownership of certain intellectual property rights for its comprehensive management and protection, the Company transferred these intellectual property rights to a wholly-owned subsidiary, which resulted in the creation of deferred tax assets and a corresponding income tax benefit of $522 million for the year ended December 31, 2019.

At December 31, 2020, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $6.0 billion. A portion of these earnings were subject to U.S. federal taxation with the one-time toll charge. The Company is no longer asserting indefinite reinvestment on a portion of its unremitted earnings of its foreign subsidiaries at December 31, 2020 and is recognizing deferred income taxes of approximately $5 million, primarily related to the future U.S. state tax effects of unremitted foreign earnings. With respect to unremitted earnings of $6.0 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2020	2019
Deferred tax assets:
Accruals	$138	$124
Inventory	39	29
Pension and postretirement benefits	60	79
Net operating losses	350	342
Foreign tax credits	185	156
Capital loss carryforward	241	212
Operating lease liabilities	162	172
Other	158	157
Total gross deferred tax assets	1,333	1,271
Less valuation allowance	(213)	(271)
Net deferred tax assets after valuation allowance	1,120	1,000
Deferred tax liabilities:
Accelerated depreciation	(92)	(80)
Amortizable intangibles	(282)	(518)
Outside basis differences	(93)	(40)
Operating lease assets	(145)	(158)
Other	(84)	(53)
Total gross deferred tax liabilities	(696)	(849)
Net deferred tax assets	$424	$151

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2020	2019
Noncurrent deferred tax assets	$838	$776
Noncurrent deferred tax liabilities	(414)	(625)
Total	$424	$151

At December 31, 2020, the Company has net operating losses (“NOLs”) of approximately $1.4 billion, comprised of $249 million in the U.S. and $1.2 billion outside of the U.S. Approximately $982 million of these NOLs do not expire and approximately $434 million expire between 2021 and 2038. Additionally, approximately $102 million of U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $98 million are not reflected in the consolidated financial statements and approximately $32 million were utilized in the current year. At December 31, 2020, the Company has approximately $1.0 billion of post-apportioned state NOLs, which expire between 2021 and 2038. Additionally, approximately $38 million of post-apportioned state NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these post-apportioned state NOLs, approximately $38 million are not reflected in the consolidated financial statements and approximately $6 million were utilized in the current year.

The majority of the U.S. foreign tax credits are recognized as a deferred tax asset at December 31, 2020 and were generated at December 31, 2018 and can be carried back one year and carried forward ten years. The Company has approximately $755 million of U.S. capital loss carryforwards of which approximately $313 million were generated at December 31, 2018, and $442 million were generated at December 31, 2020 and can be carried back three years and carried forward five years. The Company has approximately $292 million of post-apportioned state capital loss carryforwards of which $136 million was generated at December 31, 2018, and $156 million was generated at December 31, 2020. Of these post-apportioned state capital loss carryforwards, $183 million can be carried back three years and carried forward five years, and $109 million can be carried forward five years.

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

At December 31, 2020, the Company has a valuation allowance recorded against certain U.S., state, and foreign NOLs and other deferred tax assets the Company believes do not meet the more than likely to be realized threshold due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions. A valuation allowance of $213 million and $271 million was recorded against certain deferred tax asset balances at December 31, 2020 and 2019, respectively. For 2020, the Company recorded a net valuation allowance decrease of $58 million, primarily related to U.S. NOLs and other deferred tax assets related to a subsidiary previously excluded from the Company’s U.S. consolidated income tax return of $53 million, state capital loss, and other miscellaneous changes in U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2019, the Company recorded a net valuation allowance increase of $76 million, primarily comprised of U.S. NOLs and other deferred tax assets related to a subsidiary previously excluded from the Company’s U.S. consolidated income tax return of $53 million, state capital loss, and other miscellaneous changes in U.S., state and non-U.S. valuation allowances related to ongoing operations.
The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2020	2019	2018
Unrecognized tax benefits, January 1,	$474	$463	$385
Increases (decreases):
Increases in tax positions for prior years	4	35	36
Decreases in tax positions for prior years	—	(31)	(21)
Increase in tax positions for the current period	40	84	115
Purchase accounting adjustments (See Footnote 1 and Footnote7)	—	(9)	—
Settlements with taxing authorities	—	(2)	(6)
Lapse of statute of limitations	(66)	(66)	(46)
Unrecognized tax benefits, December 31,	$452	$474	$463
If recognized, $387 million, $437 million and $444 million of unrecognized tax benefits at December 31, 2020, 2019, and 2018 respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2020, 2019, and 2018 the Company recognized income tax expense on interest and penalties of $5 million, $11 million and $8 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company anticipates approximately $4 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011, 2012, 2013, 2014, 2015, 2017 and 2018, as well as certain state and non-U.S. income tax returns for various years, are under examination.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. The Company’s Canadian tax returns are subject to examination for years after 2011. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2015.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2020. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 13 — Leases

The Company recognizes a right of use (“ROU”) asset and a liability for all leases whose term is more than 12 months at the lease inception date. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, which includes any extension the Company reasonably expects to exercise. The Company assesses whether certain service arrangements contain embedded leases where the contract conveys the right to use an asset but are not explicitly identified as lease arrangements; examples include information technology, third-party logistics and original equipment manufacturers. The Company uses incremental borrowing rates, updated quarterly, that reflect its own external unsecured borrowing rates that are risk-adjusted to approximate secured borrowing rates over similar terms.

For certain non-real estate leases, the portfolio approach is used. The Company also has lease agreements with lease and non-lease components, which are accounted for as a single lease component.

Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease assets and Operating lease liabilities are reported as separate lines in the Consolidated Balance Sheets. The current portion of Operating lease liabilities is reported in Other accrued liabilities in the Consolidated Balance Sheets.

For finance leases, lease payments are allocated between interest expense and reduction of the liability in accordance with an amortization schedule. The ROU asset is amortized on a straight-line basis over the lease term. Assets acquired under finance leases are recorded in property, plant and equipment, net.

The depreciable life of leasehold improvements and other lease-related assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2020	2019
Assets
Operating leases	Operating lease assets (1)	$530	$615
Finance leases	Property, plant and equipment, net (2)	10	15
Total lease assets		$540	$630

Liabilities
Current
Operating leases	Other accrued liabilities	$129	$132
Finance leases	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating leases	Long-term operating lease liabilities	472	541
Finance leases	Long-term debt	5	10
Total lease liabilities		$609	$686
(1)During 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of overall macroeconomic conditions and developments in the equity and credit markets primarily driven by the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets at the lowest level for which identifiable cash flows are available to their respective carrying amount. As a result of the impairment testing performed in connection with the triggering event, the Company recorded a non-cash impairment charge of $8 million in the Home Solutions segment related to the operating leases of its Yankee Candle retail store business. In addition, the Company recorded an impairment charge of $2 million in the Corporate segment to reflect a reduction in the carrying values of certain operating lease assets. The impairment charges were calculated by subtracting the estimated fair value of the asset group from its carrying value.
(2)Net of accumulated depreciation of $12 million and $8 million, respectively.

Components of lease expense for the years ended December 31, are as follows (in millions):

	2020	2019
Operating lease cost:
Operating lease cost (1)	$180	$207
Variable lease costs (2)	25	26
Finance lease cost
Amortization of leased assets	4	5
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.
Rent expense for continuing operations for the year ended December 31, 2018 was $227 million.

Remaining lease term and discount rates at December 31, are as follows:

	2020	2019
Weighted-average remaining lease term (years):
Operating leases	6	7
Finance leases	2	3
Weighted-average discount rate:
Operating leases	4.2%	4.3%
Finance leases	3.4%	3.5%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177	$201
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	4	4

Right of use assets obtained in exchange for lease liabilities:
Operating leases	75	130
Finance leases	—	7

Maturities of lease liabilities at December 31, 2020, are as follows (in millions):

	Operating Leases	Finance Leases
2021	$155	$4
2022	135	3
2023	102	1
2024	79	—
2025	62	—
Thereafter	168	—
Total lease payments	701	8
Less: imputed interest	(100)	—
Present value of lease liabilities	$601	$8

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2020	2019	2018
Weighted-average shares outstanding	424.1	423.2	473.3
Share-based payment awards classified as participating securities	—	0.1	0.4
Basic weighted-average shares outstanding	424.1	423.3	473.7
Dilutive securities (1)	—	0.6	—
Diluted weighted-average shares outstanding	424.1	423.9	473.7
(1)For 2020 and 2018, 1.1 million and 0.6 million, respectively, potentially dilutive share-based awards are excluded as their effect would be anti-dilutive.

At December 31, 2020, there were no potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At December 31, 2019 and 2018 there were 0.5 million and 1.6 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2020, 2019 and 2018 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

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
The Company maintains a 2013 stock plan (the “2013 Plan”), which allows for grants of stock-based awards. At December 31, 2020, there were approximately 27 million share-based awards collectively available for grant under the 2013 Plan. The 2013 Plan generally provides for awards to vest over a minimum of three years, although some awards entitle the recipient to shares of common stock if specified market or performance conditions are achieved and vest no earlier than one year from the date of grant. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:
Stock Options

In years in which the Company has elected to grant stock options, it has issued them at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for a specified period not to exceed the remaining contractual term of the option.

During 2019, as inducement to join the Company and in connection with his appointment as President and Chief Executive Officer, the Company awarded Mr. Ravichandra K. Saligram 1.3 million performance-based non-qualified stock options which entitle Mr. Saligram to purchase shares of the Company’s common stock at a price equal to the closing price of a share of the Company’s common stock on the date of grant. For stock option awards with performance conditions that are based on stock price (“Stock-Price Based Stock Options”), the grant date fair value of certain Stock-Price Based Stock Options is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, the expected life, risk-free interest rate and expected dividend yield. The Stock-Price Based Stock Options awarded to Mr. Saligram had an aggregate grant date fair value of $5 million. The vesting of the awarded stock options will occur ratably upon the 18-month, two-year and three-year anniversaries of the grant date, subject to the attainment of a performance condition that, during any 30-day period between the date that is 18 calendar months following the grant date and the third anniversary of the grant date, the average of the Company’s closing stock price must exceed 125% of the closing stock price on July 29, 2019, which has already been achieved. The award also provides for vesting in the event of a termination of Mr. Saligram’s employment by the Company without Good Cause, or by Mr. Saligram for Good Reason, as such terms are defined in the Company’s 2013 Incentive Plan, in each case subject to attainment of the applicable performance condition (with the performance condition, for this purpose only, measured as of any 30-day period falling between the grant date and the third anniversary of the grant date).

The following table summarizes the changes in the number of shares of common stock for 2020 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1.6	$17
Granted	1.1	20
Exercised	—	18
Forfeited	—	20
Outstanding at December 31, 2020	2.7	$18	8.2	7.7

Options exercisable, end of year	0.2	$15	0.5	1.4

During 2020, the Company awarded 1.1 million time-based stock options with an aggregate grant fair value of $6 million. These stock options entitle recipients to shares of the Company's common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the years ended December 31, are as follows:

	2020	2019
Expected life in years	6	6
Risk-free interest rate	1.4%	1.6%
Expected volatility	41.3%	32.5%
Expected dividend yield	3.9%	3.0%
The total intrinsic value of options exercised was immaterial in 2020 and 2019 and $1 million in 2018.

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2020 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2019	4.8	$25
Granted	2.0	21
Grant adjustment (1)	(0.5)	48
Vested	(1.2)	26
Forfeited	(0.8)	21
Outstanding at December 31, 2020	4.3	21

Expected to vest at December 31, 2020	4.8	20

(1)The Grant Adjustment primarily relates to an adjustment in the quantity of Stock-Price Based RSUs ultimately vested during 2020 that were dependent on the level of achievement of the specified performance conditions.
The weighted-average grant-date fair values of awards granted were $17 and $29 per share in 2019 and 2018, respectively. The fair values of awards that vested were $23 million, $18 million and $32 million in 2020, 2019 and 2018, respectively.
During 2020, the Company awarded 0.7 million time-based RSUs, which had an aggregate grant date fair value of $13 million, that generally vest in equal annual installments over a three-year period.
During 2020, the Company also awarded 1.3 million performance-based RSUs with an aggregate grant date fair value of $29 million, that entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
Other Share-Based Awards Data

Michael B. Polk, the Company’s former President and Chief Executive Officer and member of the Company’s Board of Directors (the “Board”), retired from the Company at the end of the second quarter of 2019.

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

The following table summarizes the Company's total unrecognized compensation cost related to stock-based compensation at December 31, 2020:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$40	1
Stock options	6	1
Total	$46	1

Excess tax detriments related to stock-based compensation for 2020, 2019 and 2018 were $8 million, $14 million and $6 million, respectively.

The Company’s share repurchase program (“SRP”) expired on December 31, 2019 and was not extended.
Footnote 16 — Fair Value Disclosures

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$28	$—	$28	$—	$13	$—	$13
Liabilities	—	(138)	—	(138)	—	(18)	—	(18)
Investment securities, including mutual funds	10	—	—	10	10	1	—	11

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

During 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At December 31, 2020, the fair value of the equity investment was $9 million. For equity investments with readily determinable fair values, the Company recorded an immaterial amount and $9 million of unrealized losses within other (income) expense, net in the Consolidated Statement of Operations for 2020 and 2019, respectively.

The Company adjusts its pension asset values to fair value on an annual basis (See Footnote 11).

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

Nonrecurring Fair Value Measurements

The Company’s non-financial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

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

The following table summarizes the assets that are measured at fair value on a nonrecurring basis at December 1, (in millions):

	2020	2019
	Level 3
Indefinite-lived intangibles	135	1,365

At December 31, 2020 and 2019, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company's reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 6.5% to 7.5% for reporting unit goodwill and 7.5% to 10.5% for indefinite-lived intangible assets.

In the first quarter 2020, as a result of uncertainty related to the COVID-19 pandemic, certain indefinite-lived intangible assets within Appliances and Cookware, Home Solutions, Outdoor and Recreation, and Learning and Development segments were written down to its fair value of $796 million as of March 31, 2020. In the fourth quarter 2020, a trade name within the Learning and Development segment was measured at its fair value of $135 million.

The Company reviews property, plant and equipment for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

Footnote 17 — Segment Information

During the first quarter of 2020, the Company appointed separate Chief Executive Officers for its Food and Commercial business units, each reporting directly to the Company's chief operating decision maker (CODM). The Company determined these appointments required a reassessment of its operating and reportable segments. As a result of its assessment, the Company concluded that the Food and Commercial business units were two separate operating segments but met the requirements to be aggregated into a single reportable segment, pursuant to authoritative accounting literature, as they had similar economic and qualitative characteristics.

During the second quarter of 2020, the Company implemented further changes to its management reporting structure, which included:

•The appointment of Chief Executive Officers for the Appliances and Cookware and Outdoor and Recreation business
•units;
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

Segment	Key Brands	Description of Primary Products
Appliances and Cookware	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances, gourmet cookware, bakeware and cutlery
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) and Ball®, TMs Ball Corporation, used under license.

The financial information below for 2019 and 2018 has been recast for the current segment structure. This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The Company’s segment and geographic results are as follows at and for the years ended December 31, (in millions):

	2020	2019	2018
Net sales (1)
Appliances and Cookware	$1,706	$1,692	$1,819
Commercial Solutions	1,859	1,779	1,900
Home Solutions	1,971	1,875	1,935
Learning and Development	2,557	2,956	2,982
Outdoor and Recreation	1,292	1,413	1,515
Other	—	—	3
	$9,385	$9,715	$10,154

	2020	2019	2018
Operating income (loss) (2)
Appliances and Cookware	$(217)	$(535)	$(1,596)
Commercial Solutions	(85)	(136)	(134)
Home Solutions	(12)	(17)	(4,270)
Learning and Development	362	588	238
Outdoor and Recreation	(418)	(64)	(1,293)
Other	—	—	4
Corporate	(243)	(291)	(416)
Restructuring	(21)	(27)	(87)
	$(634)	$(482)	$(7,554)

	2020	2019	2018
Depreciation and amortization
Appliances and Cookware	$21	$23	$23
Commercial Solutions	57	94	31
Home Solutions	92	89	82
Learning and Development	64	67	74
Outdoor and Recreation	39	44	46
Corporate	84	129	116
	$357	$446	$372

	2020	2019	2018
Impairment of goodwill and intangible assets
Appliances and Cookware	$299	$600	$1,712
Commercial Solutions	320	310	410
Home Solutions	290	158	4,406
Learning and Development	100	25	351
Outdoor and Recreation	482	120	1,417
	$1,491	$1,213	$8,296

	2020	2019	2018
Capital expenditures
Appliances and Cookware	$16	$17	$23
Commercial Solutions	72	40	44
Home Solutions	38	43	50
Learning and Development	69	68	55
Outdoor and Recreation	24	21	16
Corporate	40	59	75
	$259	$248	$263

	December 31, 2020	December 31, 2019
Segment assets
Appliances and Cookware	$1,040	$1,468
Commercial Solutions	2,529	2,731
Home Solutions	3,017	3,327
Learning and Development	4,663	4,800
Outdoor and Recreation	988	1,570
Corporate	2,463	1,746
	$14,700	$15,642

Geographic area information
	2020	2019	2018
Net Sales (1) (3)
United States	$6,260	$6,497	$6,808
Canada	413	423	456
Total North America	6,673	6,920	7,264
Europe, Middle East and Africa	1,394	1,398	1,463
Latin America	657	702	709
Asia Pacific	661	695	718
Total International	2,712	2,795	2,890
	$9,385	$9,715	$10,154
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
(3)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.
Sales to Walmart Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2020, 2019 and 2018, substantially across all segments. Sales to Amazon amounted to approximately 12%, 9% and 8% of consolidated net sales in 2020, 2019 and 2018, respectively, substantially across all segments.
The following table disaggregates revenue by major product grouping source and geography for the years ended December 31, (in millions):

	2020
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$1,706	$—	$—	$—	$—	$1,706
Commercial	—	1,502	—	—	—	1,502
Connected Home Security	—	357	—	—	—	357
Food	—	—	1,053	—	—	1,053
Home Fragrance	—	—	918	—	—	918
Baby and Parenting	—	—	—	1,112	—	1,112
Writing	—	—	—	1,445	—	1,445
Outdoor and Recreation	—	—	—	—	1,292	1,292
Total	$1,706	$1,859	$1,971	$2,557	$1,292	$9,385
North America	$1,068	$1,387	$1,568	$1,845	$805	$6,673
International	638	472	403	712	487	2,712
Total	$1,706	$1,859	$1,971	$2,557	$1,292	$9,385

	2019
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Appliances and Cookware	$1,692	$—	$—	$—	$—	$1,692
Commercial	—	1,402	—	—	—	1,402
Connected Home Security	—	377	—	—	—	377
Food	—	—	842	—	—	842
Home Fragrance	—	—	1,033	—	—	1,033
Baby and Parenting	—	—	—	1,111	—	1,111
Writing	—	—	—	1,845	—	1,845
Outdoor and Recreation	—	—	—	—	1,413	1,413
Total	$1,692	$1,779	$1,875	$2,956	$1,413	$9,715
North America	$1,101	$1,345	$1,469	$2,091	$914	$6,920
International	591	434	406	865	499	2,795
Total	$1,692	$1,779	$1,875	$2,956	$1,413	$9,715

	2018
	Appliances and Cookware	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Other	Total
Appliances and Cookware	$1,819	$—	$—	$—	$—	$—	$1,819
Commercial	—	1,523	—	—	—	—	1,523
Connected Home Security	—	377	—	—	—	—	377
Food	—	—	881	—	—	—	881
Home Fragrance	—	—	1,054	—	—	—	1,054
Baby and Parenting	—	—	—	1,133	—	—	1,133
Writing	—	—	—	1,849	—	—	1,849
Outdoor and Recreation	—	—	—	—	1,515	—	1,515
Other	—	—	—	—	—	3	3
Total	$1,819	$1,900	$1,935	$2,982	$1,515	$3	$10,154
North America	$1,215	$1,429	$1,546	$2,082	$989	$3	$7,264
International	604	471	389	900	526	—	2,890
Total	$1,819	$1,900	$1,935	$2,982	$1,515	$3	$10,154

Beginning January 1, 2021, the Company will report the operating results of its cookware product lines as part of the Food reporting unit within the Home Solutions segment, and no longer as part of the Appliances and Cookware segment. This change was the result of an assessment by the CODM to better align the cookware product lines with other similar product lines in various food categories. In connection with this change, the CEO for the Foods business will assume full responsibility for the overall brand strategy, business modeling, marketing and innovation of these product lines. The Company has determined this product line change did not result in a change to either of its Home Solutions or Appliances and Cookware reportable segments. Subsequent to this change, the Appliances and Cookware segment will be referred to as Home Appliances. The Company will recast prior period comparable results for both of these segments in its first quarter 2021 reporting to conform to this product line change.

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company has cooperated in providing documents and information to the SEC in connection with its investigation and intends to continue to do so. The Company cannot predict the timing or outcome of this investigation.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation filed in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the "Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On January 31, 2019, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the final resolution of the motions to dismiss filed in In re Newell Brands Inc. Securities Litigation and Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below). On December 30, 2020, two shareholders filed another putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action, as well as those made in the In re Newell Brands Inc. Securities Litigation filed in the United States District Court for the District of New Jersey (described below), and those made in the securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, also described below. As in the Newell Brands Derivative Action, the Weber Derivative Action seeks unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys' fees, and that the Company be directed to reform certain governance and internal procedures.

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

The Company and certain of its officers have been named as defendants in two putative securities class action lawsuits, each filed in the United States District Court for the District of New Jersey, on behalf of all persons who purchased or otherwise acquired the Company's common stock between February 6, 2017 and January 24, 2018. The first lawsuit was filed on June 21, 2018 and is captioned Bucks County Employees Retirement Fund, Individually and on behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-10878 (United States District Court for the District of New Jersey). The second lawsuit was filed on June 27, 2018 and is captioned Matthew Barnett, Individually and on Behalf of All Others Similarly Situated v. Newell Brands Inc., Michael B. Polk, Ralph J. Nicoletti, and James L. Cunningham, III, Civil Action No. 2:18-cv-11132 (United States District Court for the District of New Jersey). On September 27,

2018, the court consolidated these two cases under Civil Action No. 18-cv-10878 (JMV)(JBC) bearing the caption In re Newell Brands, Inc. Securities Litigation. The court also named Hampshire County Council Pension Fund as the lead plaintiff in the consolidated case. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions regarding the Company’s business, operations, and prospects between February 6, 2017 and January 24, 2018. The plaintiffs seek compensatory damages and attorneys’ fees and costs, among other relief, but have not specified the amount of damages being sought. The Company intends to defend the litigation vigorously. On January 10, 2020, the court in In re Newell Brands Inc. Securities Litigation entered a dismissal with prejudice after granting the Company’s motion to dismiss. On February 7, 2020, the plaintiffs filed an appeal to the United States Court of Appeals for the Third Circuit. On December 1, 2020, the Court of Appeals affirmed the dismissal.

Jarden Acquisition

Under the Delaware General Corporation Law (“DGCL”), any Jarden stockholder who did not vote in favor of adoption of the Agreement and Plan of Merger for the Jarden acquisition, and who otherwise complies with the provisions of Section 262 of the DGCL, was entitled to seek an appraisal of his or her shares of Jarden common stock by the Court of Chancery of the State of Delaware as provided under Section 262 of the DGCL. Two separate appraisal petitions, styled as Dunham Monthly Distribution Fund v. Jarden Corporation, Case No. 12454-VCS (Court of Chancery of the State of Delaware), and Merion Capital LP v. Jarden Corporation, Case No. 12456-VCS (Court of Chancery of the State of Delaware), respectively, were filed on June 14, 2016 by a total of ten purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A third appraisal petition, Fir Tree Value Master Fund, LP v. Jarden Corporation, Case No. 12546-VCS (Court of Chancery of the State of Delaware), was filed on July 8, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. A fourth appraisal petition, Veritian Partners Master Fund LTP v. Jarden Corporation, Case No. 12650-VCS (Court of Chancery of the State of Delaware), was filed on August 12, 2016 by two purported Jarden stockholders seeking an appraisal of the fair value of their shares of Jarden common stock pursuant to Section 262 of the DGCL. On or about October 3, 2016, the foregoing petitions were consolidated for joint prosecution under Case No. 12456-VCS. The holders of a total of approximately 10.6 million former Jarden shares were represented in these actions initially.

On July 5, 2017 and July 6, 2017, Jarden and 11 of the dissenting stockholders (collectively, the “Settling Petitioners”), entered into settlement agreements with respect to approximately 7.7 million former Jarden shares (collectively, the “Settlement Agreements”). Pursuant to the Settlement Agreements, in exchange for withdrawing their respective demands for appraisal of their shares of Jarden common stock and a full and final release of all claims, among other things, the Settling Petitioners received the original merger consideration provided for under the Merger Agreement, specifically (1) 0.862 of a share of Newell common stock, and (2) $21.00 in cash, per share of Jarden common stock (collectively, the “Merger Consideration”), excluding any and all other benefits, including, without limitation, the right to accrued interest, dividends, and/or distributions. Accordingly, pursuant to the terms of the Settlement Agreements, Newell issued 6.6 million shares of Newell common stock to the Settling Petitioners (representing the stock component of the Merger Consideration), and authorized payment to the Settling Petitioners of approximately $162 million (representing the cash component of the Merger Consideration).

On July 19, 2019, the Court issued an order in which it determined that the fair value of the remaining Jarden shares at the date of the Merger was $48.31 per share, reflecting approximately $140 million in value to be paid in cash to the remaining dissenting shareholders. The Court also ordered the payment of accrued interest, compounded quarterly, and accruing from the date of closing to the date of payment. Following an unsuccessful motion for re-argument by the remaining dissenting shareholders, the Court entered judgment on its valuation on October 2, 2019. On October 4, 2019, the Company paid the judgment in the amount of approximately $177 million, which terminated the accumulation of interest on the judgment amount. On July 9, 2020, following an appeal by the dissenting shareholders, the Supreme Court of Delaware affirmed the judgment. The Company reflected the amounts of $171 million and $6 million, respectively, as a financing cash outflow and operating cash outflow in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2019.

Gizmo Children’s Cup Recall

In June 2019, a subsidiary of the Company conducted an internal investigation to determine the root cause of an issue related to a product line in the Outdoor and Recreation segment that was reported to the Company by one of its retailers. The Company determined that because of an issue occurring infrequently, but on a random basis, during the manufacturing process, the Gizmo Children’s cup may present users with a potential safety concern because the silicone spout may detach from the nylon base. The Company reported the issue to the Consumer Product Safety Commission and Health Canada, and issued a return authorization notice to retail customers. The Company announced a recall of the product on August 27, 2019 offering consumers a replacement lid if they had an affected product. In late 2019, the Company discovered that some product that had been inspected and subsequently resold or used as replacement lids for the recall was exhibiting the same type of separation of the spout from the lid base. The Company investigated the issue and ultimately determined to extend the recall to include the inspected product. The Company reported this conclusion to the relevant authorities and on February 19, 2020 announced an expansion of the recall. The Company has incurred inception to date charges associated with this matter of $22 million, including $2 million during 2020, net of recoveries from a third-party manufacturer.

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

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2020 was $42 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17 mile stretch of the Lower Passaic River and its tributaries. Seventy-two of the GNL recipients, including the Company on behalf of itself and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from approximately $1 million to $2 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional approximately $2 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a “no action” alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper nine miles. The cost estimates for these alternatives ranged from approximately $28 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “Draft IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these active alternatives range from approximately $321 million to $468 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper 9 miles in 2021.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against five additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17- mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it “anticipates” asserting additional claims against the defendants “regarding Newark Bay,” which is also part of the Diamond Alkali Superfund Site, after U.S. EPA has decided the Newark Bay remedy.

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

At December 31, 2020, the Company had approximately $51 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) and concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, due to the material weakness in the internal control over financial reporting described below.

The Chief Executive Officer and Chief Financial Officer have also concluded that notwithstanding the existence of the material weakness, the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Remediation efforts to address the material weakness are described below under the section “Remediation Plan.”

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in the “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company continues to have a material weakness in internal control over financial reporting as disclosed in Management’s Assessment of the Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). The Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. At December 31, 2019, the Company identified that it did not design and maintain effective controls related to the completeness and accuracy of accounting for state income tax and the accuracy of determining uncertain tax positions, including but not limited to verifying the accrued interest associated with uncertain tax positions was properly determined and recorded. In addition, during the fourth quarter of 2020, management identified that the Company did not design and maintain effective controls to ensure the accuracy of accounting for non-recurring tax planning transactions.

These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2020 impacting the current tax benefit for the quarter ended December 31, 2020; and deferred tax liabilities and other non-current liabilities as of December 31, 2020 and errors previously recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019. These control deficiencies, in the aggregate, could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in aggregate, constitute a material weakness.

Because of the material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, as stated in their report, as set forth under Item 8 of this 2020 Annual Report.

Remediation Plan

As of December 31, 2020, management designed and implemented the following measures to remediate the deficiencies related to the completeness and accuracy of accounting for state income tax and the accuracy of determining uncertain tax positions, including but not limited to verifying that the accrued interest associated with uncertain tax positions was properly determined and recorded:

•Hired experienced resources with substantive backgrounds in accounting for income taxes as well as U.S. multinational public company experience;
•Engaged a third party to review the Company’s tax provision processes, identify inefficiencies, and recommend process enhancements;
•Implemented a tax reporting software solution that has enhanced our visibility of uncertain tax positions as well as a software solution that has enhanced our state income tax reporting capabilities;
•Implemented enhancements and process improvements to the quarterly and annual provision with respect to the accuracy of uncertain tax positions and completeness and accuracy of state income taxes; and
•Undertook extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes.

In addition, as summarized below, management is in the process of developing a full remediation plan for and has begun enhancing certain controls to include refinements and improvements to the controls with respect to the deficiencies related to the accuracy of accounting for non-recurring tax planning transactions:

• Enhancing the precision of the control over the calculation and analysis of non-recurring tax planning transactions.

While management believes that the measures already designed and implemented in both the state tax and uncertain tax positions processes are effective, the material weakness, in the aggregate, will not be considered fully remediated until all aspects of the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Operations — Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets — December 31, 2020 and 2019

Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements — December 31, 2020, 2019 and 2018

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2020, 2019 and 2018

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
ITEM 2 — PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

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

3.3	By-Laws of Newell Brands Inc., as amended May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 10, 2019, File No. 001-09608).
ITEM 4 — INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1†	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

4.6
Form of 4.000% Note due 2024 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 14, 2014, File No. 001-09608).

4.7
Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015, File No. 001-09608).

4.8
Form of 3.150% note due 2021 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.9
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

4.14
Form of 4.875% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 26, 2020, File No. 001-09608).

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

10.14*
Amendment No. 1 to the Newell Brands Employee Savings Plan, effective January 1, 2019 First Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 006-09608).

10.15*
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

10.17*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.18*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, File No.  001-09608).

10.19*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.20*
First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan dated as of February 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.21*
Second Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan effective as of July 26, 2019. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

10.22*
2018 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.23*
2019 Long-Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2019, File No. 001-09608).

10.24*
2020 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2020, File No. 001-09608).

10.25*
Amended Exhibit A to 2020 Long Term Incentive Plan Terms and Conditions and 2020 Restricted Stock Unit Award Agreements with the CEO and the Management Committee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2020, File No. 001-09608).

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

10.33*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Management Committee) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.34*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.35*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.36*†	Form of Non-Employee Director Restricted Stock Unit Award Agreement, for Annual Awards Issued to Non-Employee Directors under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 7, 2019,

10.37*
Form of 2018 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.38*
Form of 2019 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019, File No. 001-09608).

10.39*
Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to Employees (Management Committee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.40*
Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.41*
Form of Non-Employee Director Stock Award Agreement under the Newell Rubbermaid 2013 Incentive Plan, for Shares Granted Quarterly to Directors Electing Fee Payments in Stock in Lieu of Cash (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 001-09608).

10.42*
Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.43*
Form of Waiver and Termination Agreement between Newell Brands Inc. and Executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 001-09608).

10.44*
Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No.  001-09608).

10.45*
Compensation Arrangement with Christopher H. Peterson, dated November 21, 2018 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.46*
Amendment to 2019 Offer Letter of Christopher H. Peterson, dated December 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2020, File No. 001-09608).

10.47*
Letter Agreement, dated May 16, 2018, between Newell Brands Inc. and Bradford R. Turner (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.48*
Form of Restricted Stock Award Agreement under the 2013 Incentive Plan dated May 15, 2018 between Newell Brands Inc. and Bradford R. Turner for One-Time Special Equity Award (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.49*
Settlement Agreement, dated September 14, 2018, by and between Newell Rubbermaid Global Limited and Richard Davies (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2018, File No. 001-09608).

10.50*
Retirement Agreement and General Release, dated as of February 18, 2019, by and between Newell Brands Inc. and William A. Burke (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 18, 2019, File No. 001-09608).

10.51*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated March 8, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.52*
Relocation Repayment Agreement and Letter Agreement dated March 13, 2019 between Newell Brands Inc. and Bradford R. Turner. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.53*
Retirement Agreement and General Release, dated as of March 21, 2019, by and between Newell Brands Inc. and Michael B. Polk (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2019, File No. 001-09608).

10.54*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated May 26, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.55*
Form of Restricted Stock Award Agreement for Bradford R. Turner One-Time Special Equity Award dated May 15, 2018 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.56*
Retention Bonus Agreement and Letter Agreement dated May 16, 2018, between Newell Brands Inc. and Russell Torres (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.57*	Interim CEO Offer Letter dated June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K dated June 25, 2019, File No. 001-09608).

10.58*	2019 Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 25, 2019, File No. 001-09608).

10.59*	CEO Offer Letter dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K dated July 30, 2019, File No. 001-09608).

10.60*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.61*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.62
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

10.63
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

10.64
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

10.65
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

10.66
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

10.67
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

10.68
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

10.69
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

10.70
Eighth Omnibus Amendment dated as of March 20, 2020, to Amended and Restated Loan and Servicing Agreement, dated as of October 2, 2019, among Jarden Receivables, as Borrower, Newell Brands Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, PNC Bank, National Association and Royal Bank of Canada, each as an Issuing lender, PNC Bank, National Association, as Administrative Agent, and PNC Capital Markets LLC, as Structuring Agent, (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

18.1
Letter from PricewaterhouseCoopers LLP regarding change in Accounting Principle, dated August 2, 2019 (incorporated by reference to Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 001-09608).

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21.1†	Subsidiaries of the Registrant.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1†	Consent of PricewaterhouseCoopers LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

By	/s/ Christopher H. Peterson
Christopher H. Peterson
Title	Chief Financial Officer & President, Business Operations (Principal Financial Officer and Principal Accounting Officer)
Date	February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2021, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Ravichandra K. Saligram	President, Chief Executive Officer and Director (Principal Executive Officer)
Ravichandra K. Saligram

/s/ Christopher H. Peterson	Chief Financial Officer & President, Business Operations (Principal Financial Officer and Principal Accounting Officer)
Christopher H. Peterson

/s/ Patrick D. Campbell	Chairman of the Board
Patrick D. Campbell

/s/ Bridget Ryan Berman	Director
Bridget Ryan Berman

/s/ James R. Craigie	Director
James R. Craigie

/s/ Brett Icahn	Director
Brett Icahn

/s/ Jay L. Johnson	Director
Jay L. Johnson

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Courtney R. Mather	Director
Courtney R. Mather

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Robert A. Steele	Director
Robert A. Steele

/s/ Steven J. Strobel	Director
Steven J. Strobel

Schedule II
NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Expected Credit Losses:
Year Ended December 31, 2020	$29	$17	$—	$(10)	$36
Year Ended December 31, 2019	27	11	—	(9)	29
Year Ended December 31, 2018	33	37	(2)	(41)	27

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Inventory Reserves: (including excess, obsolescence and shrink reserves)
Year Ended December 31, 2020	$78	$68	$2	$(66)	$82
Year Ended December 31, 2019	84	56	—	(62)	78
Year Ended December 31, 2018	75	54	(2)	(43)	84

	Balance at Beginning of Period	Provision	Other	Write-offs/ Recoveries	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2020	$271	$30	$5	$(93)	$213
Year Ended December 31, 2019	195	122	(1)	(45)	271
Year Ended December 31, 2018	293	14	(27)	(85)	195