Form 10-Q
period 2021-03-31
NEWELL BRANDS INC.
filed 2021-04-30
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 26, 2021: 425.3 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$2,288	$1,886
Cost of products sold	1,557	1,269
Gross profit	731	617
Selling, general and administrative expenses	534	548
Restructuring costs, net	5	2
Impairment of goodwill, intangibles and other assets	—	1,475
Operating income (loss)	192	(1,408)
Non-operating expenses:
Interest expense, net	67	63
Other (income) expense, net	(1)	12
Income (loss) before income taxes	126	(1,483)
Income tax provision (benefit)	37	(204)
Net income (loss)	$89	$(1,279)

Weighted average common shares outstanding:
Basic	424.9	423.8
Diluted	427.6	423.8

Earnings (loss) per share:
Basic	$0.21	$(3.02)
Diluted	$0.21	$(3.02)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2021	2020
Comprehensive income (loss):
Net income (loss)	$89	$(1,279)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44)	(156)
Pension and postretirement costs	5	(5)
Derivative financial instruments	5	26
Total other comprehensive loss, net of tax	(34)	(135)
Comprehensive income (loss)	55	(1,414)
Total comprehensive loss attributable to noncontrolling interests	(1)	(5)
Total comprehensive income (loss) attributable to parent	$56	$(1,409)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$682	$981
Accounts receivable, net	1,530	1,678
Inventories	1,901	1,638
Prepaid expenses and other current assets	272	331
Total current assets	4,385	4,628
Property, plant and equipment, net	1,151	1,176
Operating lease assets	513	530
Goodwill	3,525	3,553
Other intangible assets, net	3,506	3,564
Deferred income taxes	843	838
Other assets	417	411
Total assets	$14,340	$14,700
Liabilities:
Accounts payable	$1,501	$1,526
Accrued compensation	165	236
Other accrued liabilities	1,340	1,393
Short-term debt and current portion of long-term debt	357	466
Total current liabilities	3,363	3,621
Long-term debt	5,135	5,141
Deferred income taxes	438	414
Operating lease liabilities	458	472
Other noncurrent liabilities	1,085	1,152
Total liabilities	10,479	10,800
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2021 and December 31, 2020)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 449.8 shares and 448.4 shares issued at March 31, 2021 and December 31, 2020, respectively)	450	448
Treasury stock, at cost (24.4 shares and 24.0 shares at March 31, 2021 and December 31, 2020, respectively)	(608)	(598)
Additional paid-in capital	7,993	8,078
Retained deficit	(3,085)	(3,174)
Accumulated other comprehensive loss	(914)	(880)
Stockholders’ equity attributable to parent	3,836	3,874
Stockholders’ equity attributable to noncontrolling interests	25	26
Total stockholders’ equity	3,861	3,900
Total liabilities and stockholders’ equity	$14,340	$14,700
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$89	$(1,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86	91
Impairment of goodwill, intangibles and other assets	—	1,475
Deferred income taxes	1	(234)
Stock based compensation expense	14	8
Loss on change in fair value of investments	—	3
Changes in operating accounts:
Accounts receivable	122	369
Inventories	(283)	(142)
Accounts payable	(18)	(49)
Accrued liabilities and other	(36)	(219)
Net cash provided by (used in) operating activities	(25)	23
Cash flows from investing activities:
Capital expenditures	(54)	(58)
Other investing activities, net	—	2
Net cash used in investing activities	(54)	(56)
Cash flows from financing activities:
Net proceeds from short-term debt	—	305
Payments on current portion of long-term debt	(94)	—
Payments on long-term debt	(6)	(16)
Cash dividends	(100)	(99)
Equity compensation activity and other, net	(39)	(17)
Net cash provided by (used in) financing activities	(239)	173
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(24)
Increase (decrease) in cash, cash equivalents and restricted cash	(332)	116
Cash, cash equivalents and restricted cash at beginning of period	1,021	371
Cash, cash equivalents and restricted cash at end of period	$689	$487
Supplemental disclosures:
Restricted cash at beginning of period	$40	$22
Restricted cash at end of period	7	11
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income (loss)	—	—	—	89	(32)	57	(2)	55
Dividends declared on common stock - $0.23 per share	—	—	(101)	—	—	(101)	—	(101)
Equity compensation, net of tax	2	(10)	16	—	—	8	—	8
Other changes attributable to noncontrolling interests	—	—	—	—	(2)	(2)	1	(1)
Balance at March 31, 2021	$450	$(608)	$7,993	$(3,085)	$(914)	$3,836	$25	$3,861

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(1,279)	(130)	(1,409)	(5)	(1,414)
Dividends declared on common stock - $0.23 per share	—	—	(97)	—	—	(97)	—	(97)
Equity compensation, net of tax	1	(6)	7	—	—	2	—	2
Other changes attributable to noncontrolling interests	—	—	—	—	(5)	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2020	$448	$(596)	$8,340	$(3,683)	$(1,055)	$3,454	$25	$3,479

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2020, has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation.

Beginning January 1, 2021, the Company reported the operating results of its cookware product lines as part of the Food reporting unit within the Home Solutions segment, and no longer as part of the former Appliances and Cookware segment. This change was the result of an assessment by the chief operating decision maker (“CODM”) to better align the cookware product lines with other similar product lines in various food categories. In connection with this change, the Chief Executive Officer (“CEO”) for the Food business unit assumed full responsibility for the overall brand strategy, business modeling, marketing and innovation of these product lines. The Company determined this product line change did not result in a change to either of its Home Solutions or former Appliances and Cookware reportable segments. In connection with this change, the Appliances and Cookware segment was renamed as the Home Appliances segment. Prior period comparable results for both of these segments have been reclassified to conform to this product line change. The Company also revised the calculation of operating income (loss) by segment to include restructuring charges. Prior period comparable results have been reclassified to conform to the change in calculation (See Footnote 15).

Use of Estimates and Risks and Uncertainty of Coronavirus (COVID-19)

Since early 2020, the COVID-19 pandemic has resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people to limit exposure to the virus. The Company's global operations, similar to those of many large, multi-national corporations, were adversely impacted by the COVID-19 pandemic.

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred as it had experienced significant COVID-19 related disruption for all of its reporting units and performed an impairment test for its goodwill and indefinite-lived intangible assets and a recoverability test for its long-lived assets, which primarily include finite-lived intangible assets, property plant and equipment and right of use lease assets. As a result of the impairment and recoverability testing performed in connection with the triggering event, the Company determined that certain of its goodwill, indefinite-lived intangible assets, property plant and equipment and right of use operating leases assets were impaired. During the first quarter of 2020, the Company recorded an aggregate non-cash charge of approximately $1.5 billion in connection with these impairments. See Footnotes 5 and 6 for further information.

While the negative effects from the COVID-19 global pandemic in the first half of 2020 were material to the Company's operating results, the Company saw sales growth during the second half of 2020 and first quarter of 2021. The Company believes, however, the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies, the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, as well as the timing and amount of fiscal stimulus and relief programs packages that are available to the general public. These primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be adversely impacted if the COVID-19 global pandemic continues to exist or worsens for a prolonged period of time, new variants of the coronavirus emerge, or if plans to administer vaccines are delayed.

Management’s application of U.S. GAAP in preparing the Company's consolidated financial statements requires the pervasive use of estimates and assumptions. As discussed above, the world continues to be impacted by the global COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of the consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as its annual effective tax rate. These estimates also include assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. Although the Company has made its best estimates based upon current information, the effects of the COVID-19 pandemic on its business may result in future changes to management’s estimates and assumptions, especially if the severity of the pandemic continues to exist or worsens for a prolonged period of time, new variants of the coronavirus emerge, or if plans to administer the vaccines are delayed. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

In 2020, the Company's sales and operating results were disrupted by the COVID-19 pandemic, negatively impacting the Company's performance during the first half of the year, partially offset by positive performance during the second half of the year and into the first quarter of 2021. The Company believes the seasonality of its businesses will revert back to historical patterns as the impact of the global pandemic lessens.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the potential effects of the adoption of ASU 2020-04.

Adoption of New Accounting Guidance

The Company’s accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K. Such significant accounting policies are applicable for periods prior to the adoption of the following new accounting standards and updated accounting policies.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for years, and interim periods within those years, beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Sales of Accounts Receivables

Factored receivables at the end of the first quarter of 2021 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $400 million, an increase of approximately $50 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2021 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Other comprehensive income (loss) before reclassifications	(44)	1	2	(41)
Amounts reclassified to earnings	—	4	3	7
Net current period other comprehensive income (loss)	(44)	5	5	(34)
Balance at March 31, 2021	$(525)	$(351)	$(38)	$(914)

Reclassifications from AOCL to the results of operations for the three months ended March 31, 2021 and 2020 were pre-tax expense of (in millions):

	Three Months Ended March 31,
	2021	2020
Pension and postretirement benefit plans (1)	$5	$6
Derivative financial instruments for effective cash flow hedges (2)	4	1
(1)Primarily represents the amortization of net actuarial losses and plan settlements recorded in cost of products sold, selling, general and administrative expenses (“SG&A”) and other (income) expense, net in the Consolidated Statements of Operations. See Footnote 10 for further information.
(2)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Foreign currency translation adjustments	$12	$7
Pension and postretirement benefit costs	1	(3)
Derivative financial instruments	2	9
Income tax provision related to AOCL	$15	$13

Footnote 3 — Restructuring Costs
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred.
Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Home Appliances	$1	$—
Home Solutions	2	1
Learning and Development	1	1
Outdoor and Recreation	1	—
	$5	$2

Accrued restructuring costs activity for the three months ended March 31, 2021 are as follows (in millions):

	Balance at December 31, 2020	Restructuring Costs, Net	Payments	Balance at March 31, 2021
Severance and termination costs	$7	$4	$(4)	$7
Contract termination and other costs	4	1	(1)	4
	$11	$5	$(5)	$11

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. During the three months ended March 31, 2021, the Company recorded restructuring charges of $5 million in connection with the program and has incurred cumulative charges of $24 million since inception. The Company currently estimates aggregate restructuring charges of approximately $30 million to $35 million to be incurred for projects launched in connection with the program. All cash payments are expected to be paid within one year of charges incurred.

Accelerated Transformation Plan

During the three months ended March 31, 2020 the company recorded restructuring charges of $2 million in connection with the Company's completed Accelerated Transformation Plan (“ATP”). The Company's ATP was designed in part, to divest the Company's non-core consumer businesses and focus on the realignment of the Company's management structure and overall costs structure as a result of the completed divestitures.

Other Restructuring-Related Costs

The Company regularly incurs other restructuring-related costs in connection with various discrete initiatives which are recorded in cost of products sold and SG&A in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 4 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Raw materials and supplies	$269	$252
Work-in-process	163	157
Finished products	1,469	1,229
	$1,901	$1,638

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Land	$83	$86
Buildings and improvements	662	664
Machinery and equipment	2,309	2,314
	3,054	3,064
Less: Accumulated depreciation	(1,903)	(1,888)
	$1,151	$1,176

Depreciation expense was $52 million and $48 million for the three months ended March 31, 2021 and 2020, respectively.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge of approximately $1 million during the three months ended March 31, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. See Footnote 1 for further information.

During the first quarter of 2020, the Company also recorded a non-cash impairment charge of $5 million to reflect a reduction in the carrying values of operating lease assets, mostly related to its Yankee Candle retail store business.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2021 is as follows (in millions):

Segments	Net Book Value at December 31, 2020	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at March 31, 2021
Home Appliances	$—	$—	$569	$(569)	$—
Commercial Solutions	747	—	1,241	(494)	747
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,642	(28)	3,460	(846)	2,614
Outdoor and Recreation	—	—	788	(788)	—
	$3,553	$(28)	$8,625	$(5,100)	$3,525

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that its goodwill associated with its Home Appliances and Food reporting units were impaired. During the three months ended March 31, 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values. See Footnote 1 for further information.

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$2,305	$—	$2,305	$2,331	$—	$2,331
Trade names — other	154	(56)	98	157	(55)	102
Capitalized software	632	(498)	134	625	(486)	139
Patents and intellectual property	67	(55)	12	67	(52)	15
Customer relationships and distributor channels	1,253	(296)	957	1,259	(282)	977
	$4,411	$(905)	$3,506	$4,439	$(875)	$3,564

Amortization expense for intangible assets were $34 million and $43 million for the three months ended March 31, 2021 and 2020, respectively.

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in all of its operating segments were impaired. During the three months ended March 31, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values.

The impairment charges for the three months ended March 31, 2020 were allocated to the Company’s reporting segments as follows (in millions):

Impairment of indefinite-lived intangibles assets:
Home Appliances	$87
Commercial Solutions	320
Home Solutions	290
Learning and Development	78
Outdoor and Recreation	482
$1,257

The Company believes the circumstances and global disruption caused by COVID-19 will continue to affect its businesses, operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions will prove to be accurate predictions of the future. See Footnote 1 for further information.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	March 31, 2021	December 31, 2020
Customer accruals	$638	$683
Accrued interest expense	125	60
Operating lease liabilities	125	129
Accrued self-insurance liabilities, contingencies and warranty	105	108
Accrued income taxes	81	66
Accruals for marketing and freight expenses	56	57
Other	210	290
	$1,340	$1,393

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2021	December 31, 2020
3.15% senior notes due 2021	$—	$94
3.75% senior notes due 2021	354	369
4.00% senior notes due 2022	250	250
3.85% senior notes due 2023	1,085	1,090
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	493	492
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,974	1,973
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Other debt	16	19
Total debt	5,492	5,607
Short-term debt and current portion of long-term debt	(357)	(466)
Long-term debt	$5,135	$5,141

Senior Notes

On March 1, 2021 (the “Redemption Date”), the Company redeemed its 3.15% senior notes that were scheduled to mature in April 2021 (the “April 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the Redemption Date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interest, was approximately $5 million. As a result of the partial debt repurchase the Company recorded an immaterial loss.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility

The Company has a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At March 31, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

Other
The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2021		December 31, 2020
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,123	$5,476	$6,277	$5,588
The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At March 31, 2021, $11 million of deferred losses have been recorded in AOCL. See Footnote 9 for disclosures regarding the Company’s derivative financial instruments.

Footnote 9 —Derivatives
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
Fair Value Hedges
At March 31, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, respectively, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2021, the Company recognized income of $4 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2021, the Company had approximately $397 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At March 31, 2021, the Company had approximately $879 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$3	$1
Foreign currency contracts	Other accrued liabilities	(11)	(19)
Fair Value Hedges
Interest rate swaps	Other assets	5	7
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	7	10
Cross-currency swaps	Other noncurrent liabilities	(63)	(102)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	13	10
Foreign currency contracts	Other accrued liabilities	(5)	(17)

Total		$(51)	$(110)

The following table presents gain and (loss) activity (on a pre-tax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	3	(2)	35	1
Cross-currency swaps	Other (income) expense, net	36	—	21	—
Total		$39	$(4)	$56	$(1)

At March 31, 2021, net deferred losses of approximately $14 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three months ended March 31, 2021 and 2020, the Company recognized income of $7 million and $12 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended March 31,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$1	$1
Interest cost	5	9	2	2
Expected return on plan assets	(12)	(15)	(1)	(2)
Amortization	5	6	1	1
Settlements	—	1	—	—
Total (income) expense	$(2)	$1	$3	$2

	Postretirement Benefits
	Three Months Ended March 31,
	2021	2020
Amortization	$(1)	$(1)

Total income	$(1)	$(1)

The components of net periodic pension and postretirement costs other than the service cost component are included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

Footnote 11 — Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2021 and 2020 was 29.4% and 13.8%, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2021 and 2020 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three months ended March 31, 2021 were also impacted by $1 million of discrete tax items. The three months ended March 31, 2020 were also impacted by certain discrete tax items. Income tax expense for three months ended March 31, 2020 included a discrete tax benefit of $15 million related to statute of limitations expirations and $8 million of prior period adjustments offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $7 million of excess book deductions related to equity-based compensation, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending March 31, 2021. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 12 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding	424.9	423.8
Share-based payment awards classified as participating securities (1)	—	—
Basic weighted average shares outstanding	424.9	423.8
Dilutive securities (2)	2.7	—
Diluted weighted average shares outstanding	427.6	423.8
(1)For the three months ended March 31, 2021 and 2020, dividends and equivalents for share-based awards that are expected to be forfeited do not have a material effect on net income for basic and diluted earnings per share.
(2)The three months ended March 31, 2020 excludes 1.1 million of potentially dilutive share-based awards as their effect would be anti-dilutive.
At March 31, 2021 there were no potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At March 31, 2020, there were 0.7 million potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the three months ended March 31, 2021, the Company awarded 1.1 million performance-based restricted stock units (RSUs), which had an aggregate grant date fair value of $27 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2021, the Company also awarded 0.6 million time-based RSUs with an aggregate grant date fair value of $15 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the three months ended March 31, 2021, the Company also awarded 2.3 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the three months ended March 31, 2021, is as follows:

Risk-free interest rates	0.8%
Expected volatility	44.2%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$23.79

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	March 31, 2021				December 31, 2020
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$28	$—	$28	$—	$28	$—	$28
Liabilities	—	(79)	—	(79)	—	(138)	—	(138)
Investment securities, including mutual funds	9	—	—	9	10	—	—	10
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
Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively.

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets.

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows. Goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. The testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values, royalty rates, contributory cross charges, where applicable, and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment testing and as circumstances require. In connection with the Company's annual impairment testing at December 1, 2020, an intangible asset was fair valued at $135 million on a non-recurring basis.

The Company reviews property, plant and equipment and operating lease assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. See Footnote 5 for further information.
Footnote 15 — Segment Information

Beginning January 1, 2021, the Company reported the operating results of its cookware product lines as part of the Food reporting unit within the Home Solutions segment, and no longer as part of the former Appliances and Cookware segment. This change was the result of an assessment by the CODM to better align the cookware product lines with other similar product lines in various food categories. In connection with this change, the CEO for the Food business unit assumed full responsibility for the overall brand strategy, business modeling, marketing and innovation of these product lines. The Company determined this product line change did not result in a change to either of its Home Solutions or former Appliances and Cookware reportable segments. In connection with this change, the Appliances and Cookware segment was renamed as the Home Appliances segment. Prior period comparable results for both of these segments have been reclassified to conform to this product line change. The Company also revised the calculation of operating income (loss) by segment to include restructuring charges. Prior period comparable results have been reclassified to conform to the change in calculation.

The Company's five primary reportable segments are:

Segment	Key Brands	Description of Primary Products
Home Appliances	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Calphalon®, Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products, gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities

(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. As a result of the aforementioned changes, net sales, operating income (loss) and impairment of goodwill and indefinite-lived intangible assets for the three months ended March 31, 2020 and segment assets as of December 31, 2020 have been recast. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales (1)
Home Appliances	$360	$261
Commercial Solutions	471	413
Home Solutions	504	377
Learning and Development	617	528
Outdoor and Recreation	336	307
	$2,288	$1,886

Operating income (loss) (2)
Home Appliances	$3	$(299)
Commercial Solutions	50	(272)
Home Solutions	61	(301)
Learning and Development	110	4
Outdoor and Recreation	15	(474)
Corporate	(47)	(66)
	$192	$(1,408)

	March 31, 2021	December 31, 2020
Segment assets
Home Appliances	$902	$970
Commercial Solutions	2,530	2,529
Home Solutions	3,032	3,087
Learning and Development	4,568	4,663
Outdoor and Recreation	991	988
Corporate	2,317	2,463
	$14,340	$14,700

		Three Months Ended March 31, 2020
Impairment of goodwill and indefinite-lived intangibles assets (3)
Home Appliances		$287
Commercial Solutions		320
Home Solutions		302
Learning and Development		78
Outdoor and Recreation		482
		$1,469

(1)All intercompany transactions have been eliminated.

(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A, restructuring and impairment of goodwill, intangibles and other assets. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of net sales basis, and included in segment operating income.
(3)The Company did not record any impairment charges during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. See Footnote 6 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended March 31, 2021
	Home Appliances	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Home Appliances	$360	$—	$—	$—	$—	$360
Commercial	—	380	—	—	—	380
Connected Home Security	—	91	—	—	—	91
Food	—	—	274	—	—	274
Home Fragrance	—	—	230	—	—	230
Baby and Parenting	—	—	—	281	—	281
Writing	—	—	—	336	—	336
Outdoor and Recreation	—	—	—	—	336	336
Total	$360	$471	$504	$617	$336	$2,288

North America	$195	$344	$401	$426	$177	$1,543
International	165	127	103	191	159	745
Total	$360	$471	$504	$617	$336	$2,288

	Three Months Ended March 31, 2020
	Home Appliances	Commercial Solutions	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Home Appliances	$261	$—	$—	$—	$—	$261
Commercial	—	336	—	—	—	336
Connected Home Security	—	77	—	—	—	77
Food	—	—	214	—	—	214
Home Fragrance	—	—	163	—	—	163
Baby and Parenting	—	—	—	244	—	244
Writing	—	—	—	284	—	284
Outdoor and Recreation	—	—	—	—	307	307
Total	$261	$413	$377	$528	$307	$1,886

North America	$154	$302	$297	$374	$192	$1,319
International	107	111	80	154	115	567
Total	$261	$413	$377	$528	$307	$1,886

Footnote 16 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company has cooperated with the SEC in connection with its investigation and ongoing requests for documents and information and intends to continue to do so. The Company cannot predict the timing or outcome of this investigation.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation pending in the United States District Court for the District of New Jersey, further described below. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On March 22, 2021, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of any motions for summary judgment filed in Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below). On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. On March 19, 2021, the United States District Court for the District of Delaware stayed the Weber Derivative Action pending final disposition of Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2021 was $41 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “Draft IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these active alternatives range from approximately $321 million to $468 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper nine miles in early 2021.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against five additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17-mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been developed, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it “anticipates” asserting additional claims against the defendants “regarding Newark Bay,” which is also part of the Diamond Alkali Superfund Site, after U.S. EPA has decided the Newark Bay remedy.

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

At March 31, 2021, the Company had approximately $53 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
•changes in the prices of raw materials and sourced products, including inflation, and the Company's ability to obtain raw materials and sourced products in a timely manner;
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
•significant increases in the funding obligations related to the Company’s pension plans and
•other factors listed from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr.Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands is committed to enhancing the lives of consumers around the world with planet friendly, innovative and attractive products that create moments of joy and provide peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.
Business Strategy

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. The strategy, developed in 2019, is designed to drive sustainable top line growth, improve operating margins, accelerate cash conversion cycle and strengthen the portfolio, organizational capabilities and employee engagement, while addressing key challenges facing the Company. These challenges include: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including the growth in e-commerce; continued macroeconomic and political volatility and an evolving regulatory landscape. The COVID-19 pandemic and its impact to the Company’s business resulted in the acceleration of these initiatives in many respects.

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

Continued execution of these strategic imperatives will better position the Company for long-term sustainable growth.

Organizational Structure

The Company's five primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Home Appliances	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Solutions	Ball® (1), Calphalon®, Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products, vacuum sealing products, gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
(1) and Ball® TM of Ball Corporation, used under license.

The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

Coronavirus (COVID-19)

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. Of the Company's 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with government guidelines. The majority of the Company’s manufacturing and distribution facilities reopened during the second and third quarter of 2020, and have since been operating at or near capacity with inventory levels replenished. The Company does, however, continue to face intermittent supply and labor shortages, capacity constraints, transportation and logistical challenges, and higher than expected inflation in resin, sourced finished goods and components, freight and fuel. These various disruptions are expected to persist until the current economic and public health conditions improve globally.

Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America in mid-March of 2020. These stores reopened by the end of the third quarter in 2020 and have remained open since.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. Certain of the Company’s product categories have continued to benefit from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses have seen positive momentum with a rebound in demand post lockdowns, in particular Writing, Baby and Parenting and Home Fragrance.

The Company believes the extent of the impact of the COVID-19 pandemic to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the impact of new strains and variants of the coronavirus, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental administration of vaccines to the general public, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted. Those primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 pandemic will have on its future sales, operating results, cash flows and financial condition. Furthermore, the impact to the Company's businesses, operating results, cash flows, liquidity and financial condition may be further adversely impacted if the COVID-19 pandemic continues to exist or worsens for a prolonged period of time, new variants of the coronavirus emerge, or if plans to administer vaccines are delayed.

Redemption of Senior Notes

On March 1, 2021 (the “Redemption Date”), the Company redeemed its 3.15% senior notes that were scheduled to mature in April 2021 (the “April 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the Redemption Date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interest, was approximately $5 million. As a result of the partial debt repurchase the Company recorded an immaterial loss.

See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,288	$1,886	$402	21.3%
Gross profit	731	617	114	18.5%
Gross margin	31.9%	32.7%

Operating income (loss)	192	(1,408)	1,600	NM
Operating margin	8.4%	(74.7)%

Interest expense, net	67	63	4	6.3%
Other (income) expense, net	(1)	12	(13)	NM
Income (loss) before income taxes	126	(1,483)	1,609	NM
Income tax provision (benefit)	37	(204)	241	NM
Income tax rate	29.4%	13.8%

Diluted earnings (loss) per share attributable to common shareholders	$0.21	$(3.02)
NM - NOT MEANINGFUL

Net sales increased 21%, with all segments and major geographic regions showing growth. This growth reflects strong demand from e-commerce channels and large retail store customers for stay at home, food preservation, baby care, cleaning and sanitation products, pens, markers, fine writing and labeling categories, as well as scented candles. Changes in foreign currency favorably impacted net sales by $32 million, or 2%.

Gross profit increased 18% and gross profit margin declined to 31.9% as compared with 32.7% in the prior year period. The gross margin decline was driven by input cost inflation, primarily for resin, transportation and logistics costs and labor, partially offset by gross productivity and net pricing. Changes in foreign currency exchange rates favorably impacted gross profit by $12 million, or 2%.

In addition to the increase in net sales and gross profit noted above, notable items impacting operating income (loss) for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020	$ Change
Impairment of goodwill and intangible assets (See Footnote 6)	$—	$1,469	$(1,469)
Restructuring (See Footnote 3) and restructuring-related costs	13	6	7

Operating income increased to $192 million as compared to an operating loss of $1.4 billion in the prior year period. The operating results in the prior year period included $1.5 billion of non-cash impairment charges of goodwill, certain indefinite-lived intangible and other assets. The current period performance reflected the higher gross profit noted above, lower overhead costs, which include savings from Yankee Candle retail store closures as well as the exiting of its fundraising business in the prior year, and lower discretionary spending, partially offset by higher restructuring and restructuring-related charges and incentive compensation expense.

Interest expense, net increased primarily due to higher interest rates. The weighted average interest rates for the three months ended March 31, 2021 and 2020 were approximately 4.8% and 4.3%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for three months ended March 31, 2021 and 2020 includes the following items:

	Three Months Ended March 31,
	2021	2020
Foreign exchange losses, net	$—	$11
Fair value equity adjustments (See Footnote 14)	—	3
Other gains, net	(1)	(2)
	$(1)	$12

Income tax provision for the three months ended March 31, 2021 was $37 million as compared to income tax benefit for the three months ended March 31, 2020 of $204 million. The effective tax rate for the three months ended March 31, 2021 was 29.4% as compared to benefit of 13.8% for the three months ended March 31, 2020. The change in effective tax provision is driven primarily by the impact of goodwill impairment charges in the prior year period.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

Home Appliances

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$360	$261	$99	37.9%

Operating income (loss)	3	(299)	302	NM
Operating margin	0.8%	NM

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$287
NM - NOT MEANINGFUL

Home Appliances net sales for the three months ended March 31, 2021 increased 38%, which reflects sales growth driven by strong demand for stay at home usage products across all major geographic regions. Changes in foreign currency unfavorably impacted net sales by $3 million, or 1%.

Operating income for the three months ended March 31, 2021 was $3 million as compared to operating loss of $299 million in the prior year period. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of goodwill and certain indefinite-lived intangible assets, as well as gross profit leverage, gross productivity and pricing, partially offset by input cost inflation associated with transportation and logistics costs.

Commercial Solutions

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$471	$413	$58	14.0%

Operating income (loss)	50	(272)	322	NM
Operating margin	10.6%	(65.9)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$320
NM - NOT MEANINGFUL

Commercial Solutions net sales for the three months ended March 31, 2021 increased 14%, which reflected sales growth in both the Commercial and Connected Home and Security business units, primarily in the U.S. The Commercial business unit performance reflected increased demand in hand protection, closet, garage and outdoor organization categories. The increase in net sales in the Connected Home and Security business unit was primarily due to higher demand from retail and contractor channels, and higher sales in certain areas impacted by inclement weather in certain parts of the U.S. The increase in net sales in the Connected Home and Security business also reflected the lapping of the prior-year impact of lower demand and store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $6 million, or 1%.

Operating income for the three months ended March 31, 2021 was $50 million as compared to operating loss of $272 million in the prior year. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, as well as gross profit leverage, gross productivity and lower discretionary spending. The increase in operating income was partially offset by input cost inflation, particularly for resin, labor and sourced finished goods, and increased transportation and logistics costs.

Home Solutions

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$504	$377	$127	33.7%

Operating income (loss)	61	(301)	362	NM
Operating margin	12.1%	(79.8)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$302
NM - NOT MEANINGFUL

Home Solutions net sales for the three months ended March 31, 2021 increased 34%, due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving, Rubbermaid Food Storage and cookware and bakeware categories. The increase in Home Fragrance sales was primarily due to increases in the wholesale and direct-to-consumer markets, primarily in the U.S., and an increase in international markets, partially offset by permanent Yankee Candle retail store closures in the prior year. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $10 million, or 3%.

Operating income for the three months ended March 31, 2021 increased to $61 million as compared to $301 million operating loss in the prior year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of goodwill, certain indefinite-lived intangible assets and other assets, gross profit leverage, pricing, lower overhead costs and lower discretionary spending. The increase in operating income also reflected savings from Yankee Candle retail store closures in the prior year and the exiting of its fundraising business in the prior year, partially offset by input cost inflation, particularly for resin, and increased transportation and logistics costs.

Learning and Development

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$617	$528	$89	16.9%

Operating income	110	4	106	NM
Operating margin	17.8%	0.8%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$78
NM - NOT MEANINGFUL

Learning and Development net sales for the three months ended March 31, 2021 increased 17% due to strong sales performance in the Baby and Parenting and Writing business units as they lap the negative prior-year impact of shifting consumer demand and store closures resulting from the COVID-19 pandemic. The Baby and Parenting business unit performance reflected increased demand in the baby gear and infant care categories. The Writing unit performance reflected strong demand in pens, markers, fine writing and labeling categories, partially offset by previous divestitures and product line exits. Changes in foreign currency favorably impacted net sales by $12 million, or 2%.

Operating income for the three months ended March 31, 2021 increased to $110 million as compared to $4 million in the prior-year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets and gross productivity, partially offset by higher tariff costs, input cost inflation, particularly for resin, and increased transportation and logistics costs.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$336	$307	$29	9.4%

Operating income (loss)	15	(474)	489	NM
Operating margin	4.5%	NM

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$482
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended March 31, 2021 increased 9% primarily due to improvement in consumer purchasing patterns for outdoor related products as well as heating and lighting products, partially offset by decreased demand in apparel and beverage products. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $7 million or 2%.

Operating income for the three months ended March 31, 2021 was $15 million as compared to operating loss of $474 million. This improvement was primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, gross productivity and lower discretionary spending, including advertising and promotional costs, partially offset by increased transportation and logistics costs and input cost inflation, particularly for resin.

Liquidity and Capital Resources
Liquidity

The Company has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Revolving Credit Facility (the "Credit Revolver"). At March 31, 2021, the Company had no outstanding drawings against the Securitization Facility and Credit Revolver. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends and will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

At March 31, 2021, the Company had cash and cash equivalents of approximately $682 million, of which approximately $544 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operating activities and borrowing capacity provide the Company with continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and complete its ongoing turnaround initiatives. The Company’s cash requirements are subject to change as business conditions warrant. Although the Company continued to see improved sales performance during the first quarter of 2021, the Company is still unable to predict the duration and severity of this pandemic, which could have a material adverse impact on the Company’s future sales, results of operations, financial position and cash flows, particularly if the global pandemic continues to exist or worsens for a prolonged period of time, new variants of the coronavirus emerge, or if plans to administer vaccines are delayed. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. For further information regarding the impact of COVID-19 on the Company, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 18, 2021.

Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2021 and 2020 (in millions):

	2021	2020	Increase (Decrease)
Cash provided by (used in) operating activities	$(25)	$23	$(48)
Cash used in investing activities	(54)	(56)	2
Cash provided by (used in) financing activities	(239)	173	(412)
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(24)	10
Increase (decrease) in cash, cash equivalents and restricted cash	$(332)	$116	$(448)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company could no longer borrow from the commercial paper market on terms it deems acceptable or favorable. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced the London Interbank Offered Rate (“LIBOR”) rate plus 127.5 basis points. At March 31, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. At the time of filing this Quarterly Report on Form 10-Q, the Company is in compliance with all of its financial covenants.

In addition, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion are subject to an interest rate adjustment of 25 basis points as a result of the Moody's and S&P downgrades, for a total of 50 basis points. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrades.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects inventory build to support forecasted demand and higher annual incentive compensation payments, partially offset by benefits from extension of payment terms for goods and services with vendors and higher accounts receivable sold under the Customer Receivables Purchase Agreement in the current year. In addition, this performance reflects the impact of the COVID-19 pandemic in the prior year, which included lower operating results and favorable working capital performance. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to lower capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to proceeds from borrowings on short-term debt in the prior year and payments of long-term debt in the current year. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

On March 1, 2021, the Company redeemed its 3.15% senior notes that were scheduled to mature in April 2021 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the Redemption Date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interest, was approximately $5 million. As a result of the partial debt repurchase the Company recorded an immaterial loss.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. At March 31, 2021, there were no commercial paper balance borrowings. In addition, there were approximately $21 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At March 31, 2021, the net availability under the Credit Revolver was approximately $1.23 billion.

The Company maintains an Accounts Receivable Securitization Facility. The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Factored receivables at the end of the first quarter of 2021 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $400 million, an increase of approximately $50 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants under these instruments at March 31, 2021.
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

Fair Value Hedges
At March 31, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps with an aggregate notional amount of $900 million, which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, respectively, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2021, the Company recognized income of $4 million in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.
Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2021. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2021, the Company had approximately $397 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At March 31, 2021, the Company had approximately $879 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the net fair value of derivative financial instruments (in millions):

March 31, 2021
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(8)
Fair value hedges:
Interest rate swaps	5
Net investment hedges:
Cross-currency swaps	(56)
Derivatives not designated as effective hedges:
Foreign currency contracts	8
Total	$(51)

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

During the first quarter of 2020, the Company concluded that an impairment-triggering event had occurred for all of its reporting units as the Company has experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. The Company used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Home Appliances and Home Solutions segments were impaired. During first quarter of 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values.

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

As a result of the impairment testing performed in connection with the COVID-19 pandemic triggering event during the first quarter of 2020, the Company determined that certain of its indefinite-lived intangible assets in all of its operating segments were impaired. During the three months ended March 31, 2020, the Company recorded impairment charges of $1.3 billion to reflect impairment of these indefinite-lived trade names because their carrying values exceeded their fair values.

The Company believes the circumstances and global disruption caused by COVID-19 may continue to affect its businesses, future operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and inflation. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the fourth quarter of 2020 will prove to be accurate predictions of the future.

Although the Company has made its best estimates based upon current information, the effects of the COVID-19 pandemic on its business may result in future changes to management’s estimates and assumptions, especially if the severity of the pandemic continues to exist or worsens for a prolonged period of time, new variants of the coronavirus emerge, or if plans to administer the vaccines are delayed. Actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

See Footnotes 1 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.
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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective at March 31, 2021, due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Continuing Material Weakness

We continue to have a material weakness in our internal control over financial reporting as disclosed in the 2019 and 2020 Forms 10-K, in that the Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. Specifically, the Company did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and over the accuracy of determining uncertain tax positions, including but not limited to verifying the accrued interest associated with uncertain tax positions was properly determined and recorded. Additionally, management identified that the Company did not design and maintain effective controls to ensure the accuracy of accounting for non-recurring tax planning transactions. These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2020 impacting the current tax benefit for the quarter ended December 31, 2020; and deferred tax liabilities and other non-current liabilities as of December 31, 2020 and errors previously recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019.

These control deficiencies, in aggregate, could result in a misstatement of the Company’s aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in aggregate, constitute a material weakness.

Remediation Plan

As of March 31, 2021, management designed and implemented the following measures to remediate the deficiencies related to the completeness and accuracy of accounting for state income tax and the accuracy of determining uncertain tax positions, including but not limited to verifying that the accrued interest associated with uncertain tax positions was properly determined and recorded:

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

In addition, management has developed its remediation plan and has begun enhancing certain controls to include refinements and improvements to the controls with respect to the deficiencies related to the accuracy of accounting for non-recurring tax planning transactions, including enhancing the precision of the control over the calculation and analysis of non-recurring tax planning transactions.

While management believes that the measures already designed and implemented in both the state tax income and uncertain tax positions processes are effective, the material weakness, in the aggregate, will not be considered fully remediated until all affected aspects of the associated income tax controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	16,045	$21.23	—	$—
February	411,893	24.14	—	—
March	—	—	—	—
Total	427,938	$24.03	—	$—
(1)All shares purchased during the three months ended March 31, 2021, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1†	2021 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 17, 2021).
10.2†
Amended and Restated Newell Brands Inc. Management Bonus Plan, effective January 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 17, 2021).

10.3*†	Form of 2021 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to the Chief Executive Officer.
10.4*†	Form of 2021 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Director Level).
10.5*†	Form of 2021 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Vice President Level and above).
10.6*†	Form of 2021 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer.
10.7*†	Form of 2021 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees.
10.8*†	Form of Kristine K. Malkoski Restricted Stock Unit Award Agreement for August 6, 2020 Award.
10.9*†	Form of David M. Hammer Separation Agreement and General Release dated July 19, 2020.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
† Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	April 30, 2021	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer and President, Business Operations

Date:	April 30, 2021	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer