Form 10-Q
period 2021-06-30
NEWELL BRANDS INC.
filed 2021-07-30
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 26, 2021: 425.4 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$2,709	$2,111	$4,997	$3,997
Cost of products sold	1,827	1,447	3,384	2,716
Gross profit	882	664	1,613	1,281
Selling, general and administrative expenses	572	488	1,106	1,036
Restructuring costs, net	5	8	10	10
Impairment of goodwill, intangibles and other assets	—	5	—	1,480
Operating income (loss)	305	163	497	(1,245)
Non-operating expenses:
Interest expense, net	65	71	132	134
Other (income) expense, net	(3)	(1)	(4)	11
Income (loss) before income taxes	243	93	369	(1,390)
Income tax provision (benefit)	46	15	83	(189)
Net income (loss)	$197	$78	$286	$(1,201)

Weighted average common shares outstanding:
Basic	425.4	424.2	425.1	424.0
Diluted	427.8	424.7	427.7	424.0

Earnings (loss) per share:
Basic	$0.46	$0.18	$0.67	$(2.83)
Diluted	$0.46	$0.18	$0.67	$(2.83)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$197	$78	$286	$(1,201)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	34	35	(10)	(121)
Pension and postretirement costs	4	16	9	11
Derivative financial instruments	3	(2)	8	24
Total other comprehensive income (loss), net of tax	41	49	7	(86)
Comprehensive income (loss)	238	127	293	(1,287)
Total comprehensive income (loss) attributable to noncontrolling interests	3	(1)	2	(6)
Total comprehensive income (loss) attributable to parent	$235	$128	$291	$(1,281)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$637	$981
Accounts receivable, net	1,717	1,678
Inventories	2,016	1,638
Prepaid expenses and other current assets	285	331
Total current assets	4,655	4,628
Property, plant and equipment, net	1,158	1,176
Operating lease assets	491	530
Goodwill	3,533	3,553
Other intangible assets, net	3,500	3,564
Deferred income taxes	857	838
Other assets	426	411
Total assets	$14,620	$14,700
Liabilities:
Accounts payable	$1,577	$1,526
Accrued compensation	203	236
Other accrued liabilities	1,386	1,393
Short-term debt and current portion of long-term debt	610	466
Total current liabilities	3,776	3,621
Long-term debt	4,885	5,141
Deferred income taxes	436	414
Operating lease liabilities	433	472
Other noncurrent liabilities	1,079	1,152
Total liabilities	10,609	10,800
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2021 and December 31, 2020)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 449.9 shares and 448.4 shares issued at June 30, 2021 and December 31, 2020, respectively)	450	448
Treasury stock, at cost (24.5 shares and 24.0 shares at June 30, 2021 and December 31, 2020, respectively)	(609)	(598)
Additional paid-in capital	7,906	8,078
Retained deficit	(2,888)	(3,174)
Accumulated other comprehensive loss	(873)	(880)
Stockholders’ equity attributable to parent	3,986	3,874
Stockholders’ equity attributable to noncontrolling interests	25	26
Total stockholders’ equity	4,011	3,900
Total liabilities and stockholders’ equity	$14,620	$14,700
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$286	$(1,201)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166	176
Impairment of goodwill, intangibles and other assets	—	1,480
Deferred income taxes	(12)	(249)
Stock based compensation expense	26	18
Other, net	(1)	1
Changes in operating accounts:
Accounts receivable	(50)	138
Inventories	(386)	(145)
Accounts payable	54	71
Accrued liabilities and other	(7)	(157)
Net cash provided by operating activities	76	132
Cash flows from investing activities:
Capital expenditures	(114)	(94)
Acquisition of noncontrolling interests	(4)	—
Other investing activities, net	9	6
Net cash used in investing activities	(109)	(88)
Cash flows from financing activities:
Net payments of short-term debt	(1)	(26)
Net proceeds from issuance of debt	—	493
Payments on current portion of long-term debt	(94)	—
Payments on long-term debt	(6)	(18)
Cash dividends	(198)	(197)
Equity compensation activity and other, net	(35)	(13)
Net cash provided by (used in) financing activities	(334)	239
Exchange rate effect on cash, cash equivalents and restricted cash	(6)	(20)
Increase (decrease) in cash, cash equivalents and restricted cash	(373)	263
Cash, cash equivalents and restricted cash at beginning of period	1,021	371
Cash, cash equivalents and restricted cash at end of period	$648	$634
Supplemental disclosures:
Restricted cash at beginning of period	$40	$22
Restricted cash at end of period	11	15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at March 31, 2021	$450	$(608)	$7,993	$(3,085)	$(914)	$3,836	$25	$3,861
Comprehensive income	—	—	—	197	38	235	3	238
Dividends declared on common stock - $0.23 per share	—	—	(99)	—	—	(99)	—	(99)
Equity compensation, net of tax	—	(1)	12	—	—	11	—	11
Acquisition of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other changes attributable to noncontrolling interests	—	—	—	—	3	3	—	3
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011

Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income	—	—	—	286	6	292	1	293
Dividends declared on common stock - $0.46 per share	—	—	(200)	—	—	(200)	—	(200)
Equity compensation, net of tax	2	(11)	28	—	—	19	—	19
Acquisition of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other changes attributable to noncontrolling interests	—	—	—	—	1	1	1	2
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at March 31, 2020	$448	$(596)	$8,340	$(3,683)	$(1,055)	$3,454	$25	$3,479
Comprehensive income (loss)	—	—	—	78	50	128	(1)	127
Dividends declared on common stock - $0.23 per share	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	(1)	10	—	—	9	—	9
Other changes attributable to noncontrolling interests	—	—	—	—	(1)	(1)	—	(1)
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516

Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(1,201)	(80)	(1,281)	(6)	(1,287)
Dividends declared on common stock - $0.46 per share	—	—	(195)	—	—	(195)	—	(195)
Equity compensation, net of tax	1	(7)	17	—	—	11	—	11
Other changes attributable to noncontrolling interests	—	—	—	—	(6)	(6)	—	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516
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

While the negative effects from the COVID-19 pandemic in the first half of 2020 were material to the Company's operating results, the Company experienced sales growth during the second half of 2020 and first half of 2021. The extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including the severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. These primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition.

Management’s application of U.S. GAAP in preparing the Company's consolidated financial statements requires the pervasive use of estimates and assumptions. As discussed above, the world continues to be impacted by the COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of the consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as its annual effective tax rate. These estimates also include assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability, supply chain continuity, and timing as to a return to normalcy. Although management has made its best estimates based upon current information, actual results could materially differ from those estimates and may require future changes to such estimates and assumptions. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and six months ended June 30, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

The Company's sales and operating results were disrupted by the COVID-19 pandemic, negatively impacting the Company's performance during the first half of 2020, partially offset by positive performance during the second half of 2020 and in the first half of 2021. While the Company believes the seasonality of its businesses will revert back to historical patterns as the impact of the global pandemic lessens, there still remains uncertainty over the volatility of the direction of future consumer demand patterns.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for years, and interim periods within those years, beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Sales of Accounts Receivables

Factored receivables at the end of the second quarter of 2021 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $450 million, an increase of approximately $100 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Other Items

During the quarter ended June 30, 2021, the Company received a notice from a noncontrolling interest holder exercising its redemption rights in an international subsidiary, requiring the purchase of such interest by the Company. The transaction is expected to be completed during the second half of 2021 and is not expected to be material to the Company.

Footnote 2 — Accumulated Other Comprehensive Income (Loss)
The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2021 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Other comprehensive loss before reclassifications	(10)	—	(1)	(11)
Amounts reclassified to earnings	—	9	9	18
Net current period other comprehensive income (loss)	(10)	9	8	7
Balance at June 30, 2021	$(491)	$(347)	$(35)	$(873)

Reclassifications from AOCL to the results of operations for the three and six months ended June 30, 2021 and 2020 were pre-tax expense of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and postretirement benefit plans (1)	$6	$5	$11	$11
Derivative financial instruments (2)	7	—	11	1
(1)Primarily represents the amortization of net actuarial losses and plan settlements recorded in other (income) expense, net in the Consolidated Statements of Operations. See Footnote 10 for further information.
(2)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation adjustments	$(3)	$(6)	$9	$1
Pension and postretirement benefit costs	1	5	2	2
Derivative financial instruments	1	(2)	3	7
Income tax provision (benefit) related to AOCL	$(1)	$(3)	$14	$10

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
Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Solutions	$—	$2	$—	$2
Home Appliances	3	—	4	—
Home Solutions	1	4	3	5
Learning and Development	—	—	1	1
Outdoor and Recreation	—	1	1	1
Corporate	1	1	1	1
	$5	$8	$10	$10

Accrued restructuring costs activity for the six months ended June 30, 2021 are as follows (in millions):

	Balance at December 31, 2020	Restructuring Costs, Net	Payments	Balance at June 30, 2021
Severance and termination costs	$7	$8	$(6)	$9
Contract termination and other costs	4	2	(3)	3
	$11	$10	$(9)	$12

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. During the three and six months ended June 30, 2021, the Company recorded restructuring charges of $4 million and $9 million, respectively, and $8 million during the three and six months ended June 30, 2020. In connection with the program, the Company has incurred cumulative charges of $28 million since inception. The Company currently estimates aggregate restructuring charges of approximately $30 million to $35 million to be incurred for projects launched in connection with the program. All cash payments are expected to be paid within one year of charges incurred.

Accelerated Transformation Plan

During the six months ended June 30, 2020 the company recorded restructuring charges of $2 million in connection with the Company's completed Accelerated Transformation Plan (“ATP”). The Company's ATP was designed in part, to divest the Company's non-core consumer businesses and focus on the realignment of the Company's management structure and overall costs structure as a result of the completed divestitures.

Other Restructuring-Related Costs

The Company regularly incurs other restructuring-related costs in connection with various discrete initiatives which are recorded in cost of products sold and SG&A in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 4 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Raw materials and supplies	$291	$252
Work-in-process	153	157
Finished products	1,572	1,229
	$2,016	$1,638

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Land	$85	$86
Buildings and improvements	679	664
Machinery and equipment	2,338	2,314
	3,102	3,064
Less: Accumulated depreciation	(1,944)	(1,888)
	$1,158	$1,176

Depreciation expense was $51 million and $46 million for the three months ended June 30, 2021 and 2020, respectively, and $103 million and $94 million for the six months ended June 30, 2021 and 2020, respectively.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge of approximately $1 million during the six months ended June 30, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. See Footnote 1 for further information.

During the three and six months ended June 30, 2020, the Company also recorded a non-cash impairment charge of $5 million and $10 million, respectively, to reflect a reduction in the carrying values of operating lease assets, mostly related to its Yankee Candle retail store business.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2021 is as follows (in millions):

Segments	Net Book Value at December 31, 2020	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at June 30, 2021
Commercial Solutions	$747	$—	$1,241	$(494)	$747
Home Appliances	—	—	569	(569)	—
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,642	(20)	3,468	(846)	2,622
Outdoor and Recreation	—	—	788	(788)	—
	$3,553	$(20)	$8,633	$(5,100)	$3,533

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that its goodwill associated with its Home Appliances and Food reporting units were impaired. During the six months ended June 30, 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values. See Footnote 1 for further information.

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$2,310	$—	$2,310	$2,331	$—	$2,331
Trade names — other	157	(61)	96	157	(55)	102
Capitalized software	640	(505)	135	625	(486)	139
Patents and intellectual property	35	(24)	11	67	(52)	15
Customer relationships and distributor channels	1,243	(295)	948	1,259	(282)	977
	$4,385	$(885)	$3,500	$4,439	$(875)	$3,564

Amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 were $29 million and $39 million, respectively and $63 million and $82 million for the six months ended June 30, 2021 and 2020, respectively.

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

The impairment charges for the six months ended June 30, 2020 were allocated to the Company’s reporting segments as follows (in millions):

Impairment of indefinite-lived intangibles assets:
Commercial Solutions	$320
Home Appliances	87
Home Solutions	290
Learning and Development	78
Outdoor and Recreation	482
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

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	June 30, 2021	December 31, 2020
Customer accruals	$713	$683
Operating lease liabilities	123	129
Accrued self-insurance liabilities, contingencies and warranty	106	108
Accrued income taxes	98	66
Accruals for marketing and freight expenses	67	57
Accrued interest expense	60	60
Other	219	290
	$1,386	$1,393

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2021	December 31, 2020
3.15% senior notes due 2021	$—	$94
3.75% senior notes due 2021	357	369
4.00% senior notes due 2022	250	250
3.85% senior notes due 2023	1,086	1,090
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	493	492
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,974	1,973
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	657	657
Other debt	15	19
Total debt	5,495	5,607
Short-term debt and current portion of long-term debt	(610)	(466)
Long-term debt	$4,885	$5,141

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

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility

The Company has a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At June 30, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

Other
The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2021		December 31, 2020
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$6,173	$5,480	$6,277	$5,588
The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company has designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. At June 30, 2021, $15 million of deferred losses have been recorded in AOCL. See Footnote 9 for disclosures regarding the Company’s derivative financial instruments.

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
Fair Value Hedges
At June 30, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps with an aggregate notional amount of $900 million which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, respectively, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and six months ended June 30, 2021, the Company recognized income of $3 million and $7 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2021, the Company had approximately $464 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At June 30, 2021, the Company had approximately $988 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$3	$1
Foreign currency contracts	Other accrued liabilities	(8)	(19)
Fair Value Hedges
Interest rate swaps	Other assets	5	7
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	11	10
Cross-currency swaps	Other noncurrent liabilities	(74)	(102)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	9	10
Foreign currency contracts	Other accrued liabilities	(6)	(17)

Total		$(60)	$(110)

The following table presents gain and (loss) activity (on a pre-tax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	(3)	(6)	(5)	1
Cross-currency swaps	Other (income) expense, net	(8)	—	(17)	—
Total		$(11)	$(7)	$(22)	$—

		Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3)	$—	$(3)
Foreign currency contracts	Net sales and cost of products sold	—	(8)	30	2
Cross-currency swaps	Other (income) expense, net	28	—	4	—
Total		$28	$(11)	$34	$(1)

At June 30, 2021, net deferred losses of approximately $12 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and six months ended June 30, 2021, the Company recognized expense of $3 million and income of $4 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. During the three and six months ended June 30, 2020, the Company recognized expense of $3 million and income of $9 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	Three Months Ended June 30,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$1	$1
Interest cost	5	9	1	3
Expected return on plan assets	(13)	(15)	(1)	(1)
Amortization	6	6	1	—
Total (income) expense	$(2)	$—	$2	$3

	Pension Benefits
	Six Months Ended June 30,
	U.S.		International
	2021	2020	2021	2020
Service cost	$—	$—	$2	$2
Interest cost	10	18	3	5
Expected return on plan assets	(25)	(30)	(2)	(3)
Amortization	11	12	2	1
Settlements	—	1	—	—
Total (income) expense	$(4)	$1	$5	$5

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost	$—	$1	$—	$1
Amortization	(1)	(2)	(2)	(3)
Total income	$(1)	$(1)	$(2)	$(2)

Footnote 11 — Income Taxes

The Company’s effective income tax rate for the three months ended June 30, 2021 and 2020 was 18.9% and 16.1%, respectively and 22.5% and 13.6% for the six months ended June 30, 2021 and 2020, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2021 and 2020 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and six months ended June 30, 2021 were also impacted by certain discrete items. Income tax expense for the three and six months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to statute of limitation expiration in France.

The three and six months ended June 30, 2020 were also impacted by certain discrete tax items. Income tax expense for the three months ended June 30, 2020 included a discrete tax benefit of $23 million associated with the execution of certain tax planning strategies, partially offset by $4 million of additional interest related to uncertain tax positions. Income tax expense for the six months ended June 30, 2020 also included a discrete tax benefit of $15 million related to statute of limitations expirations and $8 million of prior period adjustments identified during the first quarter of 2020 offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $8 million of excess book deductions related to equity-based compensation, $4 million for additional interest related to uncertain tax positions, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2021. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 12 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	425.4	424.2	425.1	424.0
Dilutive securities (1)	2.4	0.5	2.6	—
Diluted weighted average shares outstanding	427.8	424.7	427.7	424.0
(1)The six months ended June 30, 2020 excludes 0.8 million of potentially dilutive share-based awards as their effect would be anti-dilutive.
At June 30, 2021 there were no potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At June 30, 2020, there were 0.7 million potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the six months ended June 30, 2021, the Company awarded 1.1 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $28 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2021, the Company also awarded 0.7 million time-based RSUs with an aggregate grant date fair value of $17 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the six months ended June 30, 2021, the Company also awarded 2.4 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the six months ended June 30, 2021, is as follows:

Risk-free interest rates	0.8%
Expected volatility	44.2%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$23.94

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	June 30, 2021				December 31, 2020
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$28	$—	$28	$—	$28	$—	$28
Liabilities	—	(88)	—	(88)	—	(138)	—	(138)
Investment securities, including mutual funds	11	—	—	11	10	—	—	10

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

The Company's five primary reportable segments are:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Appliances	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances
Home Solutions	Ball® (1), Calphalon®, Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities

(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. As a result of the aforementioned changes, net sales, operating income (loss) and impairment of goodwill and indefinite-lived intangible assets for the three and six months ended June 30, 2020 and segment assets as of December 31, 2020 have been recast. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (1)
Commercial Solutions	$493	$413	$964	$826
Home Appliances	394	330	754	591
Home Solutions	525	384	1,029	761
Learning and Development	844	631	1,461	1,159
Outdoor and Recreation	453	353	789	660
	$2,709	$2,111	$4,997	$3,997

Operating income (loss) (2)
Commercial Solutions	$43	$38	$93	$(234)
Home Appliances	13	6	16	(293)
Home Solutions	53	29	114	(272)
Learning and Development	217	126	327	130
Outdoor and Recreation	48	24	63	(450)
Corporate	(69)	(60)	(116)	(126)
	$305	$163	$497	$(1,245)

			June 30, 2021	December 31, 2020
Segment assets
Commercial Solutions			$2,529	$2,529
Home Appliances			981	970
Home Solutions			3,068	3,087
Learning and Development			4,724	4,663
Outdoor and Recreation			1,033	988
Corporate			2,285	2,463
			$14,620	$14,700

				Six Months Ended June 30, 2020
Impairment of goodwill and indefinite-lived intangibles assets (3)
Commercial Solutions				$320
Home Appliances				287
Home Solutions				302
Learning and Development				78
Outdoor and Recreation				482
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
(3)The Company did not record any impairment charges during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. See Footnote 6 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended June 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$401	$—	$—	$—	$—	$401
Connected Home Security	92	—	—	—	—	92
Home Appliances	—	394	—	—	—	394
Food	—	—	323	—	—	323
Home Fragrance	—	—	202	—	—	202
Baby and Parenting	—	—	—	319	—	319
Writing	—	—	—	525	—	525
Outdoor and Recreation	—	—	—	—	453	453
Total	$493	$394	$525	$844	$453	$2,709

North America	$364	$206	$425	$626	$256	$1,877
International	129	188	100	218	197	832
Total	$493	$394	$525	$844	$453	$2,709

	Three Months Ended June 30, 2020
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$357	$—	$—	$—	$—	$357
Connected Home Security	56	—	—	—	—	56
Home Appliances	—	330	—	—	—	330
Food	—	—	282	—	—	282
Home Fragrance	—	—	102	—	—	102
Baby and Parenting	—	—	—	239	—	239
Writing	—	—	—	392	—	392
Outdoor and Recreation	—	—	—	—	353	353
Total	$413	$330	$384	$631	$353	$2,111

North America	$304	$194	$329	$490	$218	$1,535
International	109	136	55	141	135	576
Total	$413	$330	$384	$631	$353	$2,111

	Six Months Ended June 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$781	$—	$—	$—	$—	$781
Connected Home Security	183	—	—	—	—	183
Home Appliances	—	754	—	—	—	754
Food	—	—	597	—	—	597
Home Fragrance	—	—	432	—	—	432
Baby and Parenting	—	—	—	600	—	600
Writing	—	—	—	861	—	861
Outdoor and Recreation	—	—	—	—	789	789
Total	$964	$754	$1,029	$1,461	$789	$4,997

North America	$708	$401	$826	$1,052	$433	$3,420
International	256	353	203	409	356	1,577
Total	$964	$754	$1,029	$1,461	$789	$4,997

	Six Months Ended June 30, 2020
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$693	$—	$—	$—	$—	$693
Connected Home Security	133	—	—	—	—	133
Home Appliances	—	591	—	—	—	591
Food	—	—	496	—	—	496
Home Fragrance	—	—	265	—	—	265
Baby and Parenting	—	—	—	483	—	483
Writing	—	—	—	676	—	676
Outdoor and Recreation	—	—	—	—	660	660
Total	$826	$591	$761	$1,159	$660	$3,997

North America	$606	$348	$626	$864	$410	$2,854
International	220	243	135	295	250	1,143
Total	$826	$591	$761	$1,159	$660	$3,997

Footnote 16 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company has cooperated with the SEC in connection with its investigation and ongoing requests for documents, testimony, and information and intends to continue to do so. The Company cannot predict the timing or outcome of this investigation. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations described in Footnote 11 - Income Taxes.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation that was previously pending in the United States District Court for the District of New Jersey. That matter was dismissed by the District Court on January 10, 2020, and the dismissal was affirmed by the United States District Court of Appeals for the Third Circuit on December 1, 2020. The complaints seek unspecified damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On March 22, 2021, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of any motions for summary judgment filed in Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below). On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. On March 19, 2021, the United States District Court for the District of Delaware stayed the Weber Derivative Action pending final disposition of Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

The Company and certain of its current and former officers and directors have been named as defendants in a putative securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant or traceable to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief, but has not specified the amount of damages being sought. The Company intends to defend the litigation vigorously.

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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2021 was $40 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “Draft IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from “no further action” to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The cost estimates for these active alternatives range from approximately $321 million to $468 million. EPA has indicated it aims to have the IR FS finalized and to issue a Record of Decision for the upper nine miles in 2021.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against five additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17-mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been established, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it “anticipates” asserting additional claims against the defendants “regarding Newark Bay,” which is also part of the Diamond Alkali Superfund Site, after U.S. EPA has decided the Newark Bay remedy.

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

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The

Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. The Company intends to defend the litigation vigorously. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

At June 30, 2021, the Company had approximately $52 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•the Company's ability to manage the demand, supply and operational challenges with the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines;
•the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in various countries around the world;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•changes in the prices and availability of labor, transportation, raw materials and sourced products, including significant inflation, and the Company's ability to obtain them in a timely manner;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
•the Company’s ability to develop innovative new products, to develop, maintain and strengthen end-user brands and to realize the benefits of increased advertising and promotion spend;
•the Company's ability to consistently maintain effective internal control over financial reporting;
•risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;
•future events that could adversely affect the value of the Company’s assets and/or stock price and require additional impairment charges;
•unexpected costs or expenses associated with divestitures;
•our ability to effectively execute our turnaround plan;
•the impact of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties;
•the risks inherent to the Company’s foreign operations, including currency fluctuations, exchange controls and pricing restrictions;
•a failure or breach of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s service providers;
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr.Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands is building #1 and #2 brands that brighten homes and lives every day and create moments of joy, build confidence and provide peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

Business Strategy

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast moving omni-channel environment. The strategy, developed in 2019, is designed to drive sustainable top line growth, improve operating margins, accelerate cash conversion cycle and strengthen the portfolio, organizational capabilities and employee engagement, while addressing key challenges facing the Company. These challenges include: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including growth in e-commerce; continued macroeconomic and political volatility and an evolving regulatory landscape. The COVID-19 pandemic and its impact to the Company’s business resulted in the acceleration of these initiatives in many respects.

The Company has made significant progress on the following imperatives it previously identified as part of its turnaround strategy:

•Strengthening the portfolio by investing in attractive categories aligned with its capabilities and strategy;
•Driving sustainable profitable growth by focusing on innovation, as well as digital marketing, e-commerce and its international businesses;
•Improving margins by driving productivity and overhead savings, while reinvesting into the business;
•Enhancing cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Building a winning team through engagement and focusing the best people on the right things.

Continued execution of these strategic imperatives will better position the Company for long-term sustainable growth.

Organizational Structure

The Company's five primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	BRK®, First Alert®, Mapa®, Quickie®, Rubbermaid Commercial Products®, and Spontex®	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Appliances	Calphalon®, Crock-Pot®, Mr. Coffee®, Oster® and Sunbeam®	Household products, including kitchen appliances
Home Solutions	Ball® (1), Calphalon®, Chesapeake Bay Candle®, FoodSaver®, Rubbermaid®, Sistema®, WoodWick® and Yankee Candle®	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica®, Baby Jogger®, Dymo®, Elmer’s®, EXPO®, Graco®, Mr. Sketch®, NUK®, Paper Mate®, Parker®, Prismacolor®, Sharpie®, Tigex® Waterman® and X-Acto®	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman®, Contigo®, ExOfficio®, Marmot®	Products for outdoor and outdoor-related activities
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

Recent Developments

Coronavirus (COVID-19)

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. Of the Company's 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with government guidelines. The majority of the Company’s manufacturing and distribution facilities reopened during the second and third quarter of 2020 and have since been operating at or near capacity with inventory levels replenished. The Company does, however, continue to face significant supply and labor shortages, capacity constraints, logistical challenges, and significantly higher than expected inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which are expected to have a negative high-single-digit-percentage impact to costs of products sold for 2021. These various disruptions are expected to persist in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has taken selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

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

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. Certain of the Company’s product categories have continued to benefit from this shift, primarily in

Food, Commercial and Home Appliances. Some of the Company’s other businesses have seen positive momentum with a rebound in demand post lockdowns, in particular Writing, Baby and Parenting and Home Fragrance. While the Company expects the overall seasonality of its businesses to revert to historical trends as the impact of the global pandemic lessens, there still remains uncertainty over the volatility of future consumer demand patterns.

With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of COVID-19.

The Company believes the extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens.

Results of Operations

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,709	$2,111	$598	28.3%
Gross profit	882	664	218	32.8%
Gross margin	32.6%	31.5%

Operating income	305	163	142	87.1%
Operating margin	11.3%	7.7%

Interest expense, net	65	71	(6)	(8.5)%
Other income, net	(3)	(1)	(2)	NM
Income before income taxes	243	93	150	NM
Income tax provision	46	15	31	NM
Income tax rate	18.9%	16.1%

Net income	$197	$78	$119	NM

Diluted earnings per share attributable to common shareholders	$0.46	$0.18
NM - NOT MEANINGFUL

Net sales for the three months ended June 30, 2021 increased 28%, with all segments and major geographic regions showing growth. This growth reflects strong demand from large retail store customers for the food preparation and storage, baby care, writing, labeling, scented candle, beverage and outdoor categories. Changes in foreign currency favorably impacted net sales by $69 million, or 3%.

Gross profit increased 33% and gross profit margin improved to 32.6% as compared with 31.5% in the prior year period. The gross margin improvement was driven by sales volume leverage, gross productivity, mix and net pricing, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. Changes in foreign currency exchange rates favorably impacted gross profit by $21 million, or 3%.

In addition to the increase in net sales and gross profit noted above, notable items impacting operating income for the three months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,
	2021	2020	$ Change
Restructuring (See Footnote 3) and restructuring-related costs	$8	$17	$(9)
Transactions and other costs	9	6	3

Operating income increased to $305 million as compared to $163 million in the prior year period. The current period performance reflected the higher gross profit noted above, cost savings from Yankee Candle retail store closures, lower restructuring and restructuring-related charges, partially offset by higher discretionary spending, incentive compensation expense and advertising and promotional costs. The year-over-year comparison of the Company's operating results from the second quarter of 2021 to the prior year quarter reflects the impact of the most depressed consumption levels resulting from the COVID-related lockdowns which occurred in the second quarter of 2020. The comparability of the Company's operating results in the second half of 2021 will reflect the lapping of the improved operating performance in the prior year period, as its manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, comparability of the Company's operating results in the second half of 2021 will be impacted by the volatility and uncertainty of the direction of future demand patterns, as well as the potential for continued inflation and supply chain and logistical challenges.

Interest expense, net decreased primarily due to lower debt levels. The weighted average interest rates for the three months ended June 30, 2021 and 2020 were approximately 4.7% and 4.6%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other income, net for three months ended June 30, 2021 and 2020 includes the following items:

	Three Months Ended June 30,
	2021	2020
Foreign exchange losses, net	$2	$—
Fair value equity adjustments (See Footnote 14)	—	(2)
Loss on disposition of businesses	2	—
Other (gains) losses, net	(7)	1
	$(3)	$(1)

Income tax provision for the three months ended June 30, 2021 was $46 million as compared to $15 million for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was 18.9% as compared to 16.1% for the three months ended June 30, 2020. The change in effective tax provision was impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings and certain discrete items. In addition, income tax expense for the three months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to statute of limitation expiration in France.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$493	$413	$80	19.4%

Operating income	43	38	5	13.2%
Operating margin	8.7%	9.2%

Commercial Solutions net sales for the three months ended June 30, 2021 increased 19%, which reflected sales growth in both the Commercial and Connected Home and Security business units. The Commercial business unit performance reflected increased demand in hand protection, cleaning, refuse, outdoor and organization categories, partially offset by a decline in washroom products. The increase in net sales in the Connected Home and Security business largely reflects the lapping of the prior-year impact of lower demand, store closures and supply chain constraints resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $10 million, or 2%.

Operating income for the three months ended June 30, 2021 was $43 million as compared to $38 million in the prior year period. The improvement in operating income is primarily due to gross profit leverage, as well as the lapping of the prior-year absorption impact associated with the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor.

Home Appliances

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$394	$330	$64	19.4%

Operating income	13	6	7	NM
Operating margin	3.3%	1.8%

Home Appliances net sales for the three months ended June 30, 2021 increased 19%, which reflects strong demand, primarily in Latin America. The second quarter performance also reflects the lapping of the prior-year impact of government-imposed country-wide shutdowns resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $14 million, or 4%.

Operating income for the three months ended June 30, 2021 was $13 million as compared to $6 million in the prior year period. The improvement in operating results is primarily due to gross profit leverage primarily from Latin American sales, pricing and gross productivity, partially offset by significant input cost inflation associated with transportation costs and sourced finished goods, as well as higher advertising and promotional costs.

Home Solutions

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$525	$384	$141	36.7%

Operating income	53	29	24	82.8%
Operating margin	10.1%	7.6%

Home Solutions net sales for the three months ended June 30, 2021 increased 37%, due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected increased demand across the fresh preserving, food storage and cookware and bakeware categories. The increase in Home Fragrance sales was primarily due to increases in the wholesale channel, Yankee Candle retail stores and international markets. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures and supply chain disruptions resulting from the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, both resulting from the COVID-19 pandemic. In addition, net sales reflected the negative impact of the exit of five underperforming Yankee Candle retail stores. Changes in foreign currency favorably impacted net sales by $14 million, or 4%.

Operating income for the three months ended June 30, 2021 increased to $53 million as compared to $29 million in the prior year period. The increase in operating income is primarily due to gross profit leverage, including the lapping of the prior year absorption impact associated with the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, pricing and the lapping of the non-cash impairment charge of $5 million, related to the operating leases of Yankee Candle retail store business. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs.

Learning and Development

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$844	$631	$213	33.8%

Operating income	217	126	91	72.2%
Operating margin	25.7%	20.0%

Learning and Development net sales for the three months ended June 30, 2021 increased 34% due to strong sales performance in the Baby and Parenting and Writing business units as they lap the negative prior-year impact of shifting consumer demand and store closures and supply chain disruptions resulting from the COVID-19 pandemic. The Baby and Parenting business unit performance reflected increased demand in the baby gear and infant care categories. The Writing unit performance reflected strong demand in the pens, markers, fine writing and labeling categories due to the gradual reopening of more schools and offices, partially offset by previous divestitures and product line exits. Changes in foreign currency favorably impacted net sales by $19 million, or 3%.

Operating income for the three months ended June 30, 2021 increased to $217 million as compared to $126 million in the prior-year period. The increase in operating income is primarily due to gross profit leverage, including the prior year absorption impact of certain temporary manufacturing closures, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$453	$353	$100	28.3%

Operating income	48	24	24	100.0%
Operating margin	10.6%	6.8%

Outdoor and Recreation net sales for the three months ended June 30, 2021 increased 28% primarily due to improvement in consumer purchasing patterns for outdoor related products, heating and lighting products, apparel and beverage products. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $12 million or 3%.

Operating income for the three months ended June 30, 2021 was $48 million as compared to operating income of $24 million. This improvement was primarily due to gross profit leverage, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation, as well as higher advertising and promotional costs.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$4,997	$3,997	$1,000	25.0%
Gross profit	1,613	1,281	332	25.9%
Gross margin	32.3%	32.0%

Operating income (loss)	497	(1,245)	1,742	NM
Operating margin	9.9%	(31.1)%

Interest expense, net	132	134	(2)	(1.5)%
Other (income) expense, net	(4)	11	(15)	NM
Income (loss) before income taxes	369	(1,390)	1,759	NM
Income tax provision (benefit)	83	(189)	272	NM
Income tax rate	22.5%	13.6%

Net income (loss)	$286	$(1,201)	$1,487	NM

Diluted earnings (loss) per share attributable to common shareholders	$0.67	$(2.83)
NM - NOT MEANINGFUL

Net sales increased 25%, with all segments and major geographic regions showing growth. This growth reflects strong demand from e-commerce channels and large retail store customers for the food preparation and storage, baby care, cleaning and sanitation, writing, labeling, scented candle, beverage and outdoor categories. Changes in foreign currency favorably impacted net sales by $101 million, or 3%.

Gross profit increased 26% and gross profit margin improved to 32.3% as compared with 32.0% in the prior year period. The gross margin improvement was driven by sales volume leverage, gross productivity, mix and net pricing, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. Changes in foreign currency exchange rates favorably impacted gross profit by $33 million, or 3%.

In addition to the increase in net sales and gross profit noted above, notable items impacting operating income (loss) for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months Ended June 30,
	2021	2020	$ Change
Impairment of goodwill and intangible assets (See Footnote 6)	$—	$1,469	$(1,469)
Restructuring (See Footnote 3) and restructuring-related costs	21	23	(2)
Transactions and other costs	13	15	(2)

Operating income increased to $497 million as compared to an operating loss of $1.2 billion in the prior year period. The operating results in the prior year period included $1.5 billion of non-cash impairment charges of goodwill, certain indefinite-lived intangible and other assets. The current period performance reflected the higher gross profit noted above, cost savings from Yankee Candle retail store closures, and lower restructuring and restructuring-related charges, partially offset by higher discretionary spending, incentive compensation expense and advertising and promotional costs. The year-over-year comparison of the Company's operating results from the first half of 2021 to the first half of the prior year reflects the impact of the most depressed consumption levels resulting from the COVID-related lockdowns which occurred in the second quarter of 2020. The comparability of the Company's operating results in the second half of 2021 will reflect the lapping of the improved operating performance in the prior year period, as its manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, comparability of the Company's operating results in the second half of 2021 will be impacted by the volatility and uncertainty of the direction of future demand patterns, as well as the potential for continued inflation and supply chain and logistical challenges.

Interest expense, net decreased primarily due to lower debt level. The weighted average interest rates for the six months ended June 30, 2021 and 2020 were approximately 4.8% and 4.4%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for six months ended June 30, 2021 and 2020 includes the following items:

	Six Months Ended June 30,
	2021	2020
Foreign exchange losses, net	$2	$11
Fair value equity adjustments (See Footnote 14)	—	1
Loss on disposition of businesses	2	—
Other gains, net	(8)	(1)
	$(4)	$11

Income tax provision for the six months ended June 30, 2021 was $83 million as compared to income tax benefit for the six months ended June 30, 2020 of $189 million. The effective tax rate for the six months ended June 30, 2021 was 22.5% as compared to benefit of 13.6% for the six months ended June 30, 2020. The change in effective tax provision is driven primarily by the impact of goodwill impairment charges, the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings and certain discrete items. In addition, income tax expense for the six months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to statute of limitation expiration in France.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$964	$826	$138	16.7%

Operating income (loss)	93	(234)	327	NM
Operating margin	9.6%	(28.3)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$320
NM - NOT MEANINGFUL

Commercial Solutions net sales for the six months ended June 30, 2021 increased 17%, which reflected sales growth in both the Commercial and Connected Home and Security business units. The Commercial business unit performance reflected increased demand in hand protection, cleaning, outdoor and organization categories, partially offset by a decline in consumable washroom cleaning products. The increase in net sales in the Connected Home and Security business unit was primarily due to higher demand from retail and contractor channels, and higher sales in certain areas impacted by inclement weather in certain parts of the U.S. The increase in net sales in the Connected Home and Security business also reflected the lapping of the prior-year impact of lower demand and store closures, as well as supply chain constraints resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $16 million, or 2%.

Operating income for the six months ended June 30, 2021 was $93 million as compared to an operating loss of $234 million in the prior year. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, as well as gross profit leverage, including the lapping of the prior-year absorption impact associated with the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic, gross productivity and lower discretionary spending. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor.

Home Appliances

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$754	$591	$163	27.6%

Operating income (loss)	16	(293)	309	NM
Operating margin	2.1%	(49.6)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$287
NM - NOT MEANINGFUL

Home Appliances net sales for the six months ended June 30, 2021 increased 28%, which reflects sales growth driven by strong demand across all major geographic regions. Changes in foreign currency favorably impacted net sales by $11 million, or 2%.

Operating income for the six months ended June 30, 2021 was $16 million as compared to an operating loss of $293 million in the prior year period. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of goodwill and certain indefinite-lived intangible assets, as well as gross profit leverage, gross productivity and pricing, partially offset by significant input cost inflation associated with sourced finished goods and transportation, as well as higher advertising and promotional costs.

Home Solutions

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,029	$761	$268	35.2%

Operating income (loss)	114	(272)	386	NM
Operating margin	11.1%	(35.7)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$302
NM - NOT MEANINGFUL

Home Solutions net sales for the six months ended June 30, 2021 increased 35%, due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving, food storage and cookware and bakeware categories. The increase in Home Fragrance sales was primarily due to increases in the wholesale channel and Yankee Candle retail stores, primarily in the U.S., and an increase in international markets, partially offset by permanent Yankee Candle retail store closures in the prior year. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures and supply chain disruptions resulting from temporary closure of its key manufacturing facility in Massachusetts, both resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $24 million, or 3%.

Operating income for the six months ended June 30, 2021 increased to $114 million as compared to a $272 million operating loss in the prior year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of goodwill, certain indefinite-lived intangible assets and other assets, gross profit leverage, including the lapping of the prior year absorption impact associated with the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, and pricing. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs. The increase in operating income also reflected savings from Yankee Candle retail store closures in the prior year and the exiting of its fundraising business in the prior year.

Learning and Development

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,461	$1,159	$302	26.1%

Operating income	327	130	197	NM
Operating margin	22.4%	11.2%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$78
NM - NOT MEANINGFUL

Learning and Development net sales for the six months ended June 30, 2021 increased 26% due to strong sales performance in the Baby and Parenting and Writing business units as they lap the negative prior-year impact of shifting consumer demand and store closures and supply chain disruption resulting from the COVID-19 pandemic. The Baby and Parenting business unit performance reflected increased demand in the baby gear and infant care categories. The Writing unit performance reflected strong demand in the pens, markers, fine writing and labeling categories, due to the gradual reopening of more schools and offices, partially offset by previous divestitures and product line exits. Changes in foreign currency favorably impacted net sales by $31 million, or 3%.

Operating income for the six months ended June 30, 2021 increased to $327 million as compared to $130 million in the prior-year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets and gross profit leverage, including the prior year absorption impact of certain temporary manufacturing closures, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$789	$660	$129	19.5%

Operating income (loss)	63	(450)	513	NM
Operating margin	8.0%	(68.2)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$482
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the six months ended June 30, 2021 increased 20% primarily due to improvement in consumer purchasing patterns for outdoor related products as well as heating and lighting products. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $19 million or 3%.

Operating income for the six months ended June 30, 2021 was $63 million as compared to an operating loss of $450 million. This improvement was primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets and gross profit leverage, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation.

Liquidity and Capital Resources
Liquidity

The Company has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Revolving Credit Facility (the "Credit Revolver"). At June 30, 2021, the Company had no outstanding drawings against the Securitization Facility and Credit Revolver. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends and will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

At June 30, 2021, the Company had cash and cash equivalents of approximately $637 million, of which approximately $601 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operating activities and borrowing capacity provide the Company with continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company’s cash requirements are subject to change as business conditions warrant. Although the Company continued to see improved sales performance during the first half of 2021, the extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company is not able to accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. For further information regarding the impact of COVID-19 on the Company, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 18, 2021.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2021 and 2020 (in millions):

	2021	2020	Increase (Decrease)
Cash provided by operating activities	$76	$132	$(56)
Cash used in investing activities	(109)	(88)	(21)
Cash provided by (used in) financing activities	(334)	239	(573)
Exchange rate effect on cash, cash equivalents and restricted cash	(6)	(20)	14
Increase (decrease) in cash, cash equivalents and restricted cash	$(373)	$263	$(636)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company could no longer borrow from the commercial paper market on terms it deems acceptable or favorable. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Company’s $1.25 billion revolving credit facility that matures in December 2023 (“the Credit Revolver”). The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced the London Interbank Offered Rate (“LIBOR”) rate plus 127.5 basis points. At June 30, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. At the time of filing this Quarterly Report on Form 10-Q, the Company is in compliance with all of its financial covenants. However, if economic conditions caused by the COVID-19 pandemic do not continue to improve or otherwise worsen, including as a result of any new virus variants or vaccine distribution or efficacy, our earnings and operating cash flows could be negatively impacted, which could impact our ability to maintain compliance with our financial covenants and require us to seek amendments to the Credit Revolver.

In addition, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion were subjected to an interest rate adjustment of 25 basis points as a result of the Moody's and S&P downgrades, for a total of 50 basis points. The Fitch downgrade did not impact the interest rates on any of the Company's senior notes.

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

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to higher capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to proceeds from the issuance of senior notes in the prior year and payments of long-term debt in the current year. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. At June 30, 2021, there were no commercial paper borrowings. In addition, there were approximately $21 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At June 30, 2021, the net availability under the Credit Revolver was approximately $1.23 billion.

The Company maintains an Accounts Receivable Securitization Facility. The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Factored receivables at the end of the second quarter of 2021 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $450 million, an increase of approximately $100 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants under these instruments at June 30, 2021.
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

Fair Value Hedges
At June 30, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps with an aggregate notional amount of $900 million which were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. With these cross-currency swaps, which mature in January and February 2025, respectively, the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and six months ended June 30, 2021, the Company recognized income of $3 million and $7 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.
Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through June 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2021, the Company had approximately $464 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At June 30, 2021, the Company had approximately $988 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the net fair value of derivative financial instruments (in millions):

June 30, 2021
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(5)
Fair value hedges:
Interest rate swaps	5
Net investment hedges:
Cross-currency swaps	(63)
Derivatives not designated as effective hedges:
Foreign currency contracts	3
Total	$(60)

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Home Appliances and Home Solutions segments were impaired. During the six months ended June 30, 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values.

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

Although management has made its best estimates based upon current information, actual results could materially differ from those estimates and may require future changes to such estimates and assumptions. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Remediation of Previously-Reported Material Weakness

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A., Controls and Procedures, of our Annual Reports on Form 10-K for the years ended December 31, 2020 and 2019, we reported a material weakness in our internal control over financial reporting, in that the Company did not design and maintain effective controls over the accounting for certain aspects of income taxes. Specifically, the Company did not design and maintain controls related to the completeness and accuracy of accounting for state income tax and over the accuracy of determining uncertain tax positions, including but not limited to verifying the accrued interest associated with uncertain tax positions was properly determined and recorded. Additionally, management identified that the Company did not design and maintain effective controls to ensure the accuracy of accounting for non-recurring tax planning transactions. These deficiencies resulted in errors recorded as of and for the quarter ended December 31, 2020 impacting the current tax benefit for the quarter ended December 31, 2020; and deferred tax liabilities and other non-current liabilities as of December 31, 2020 and errors previously recorded as of and for the quarter ended December 31, 2019 impacting the current tax benefit for the quarter ended December 31, 2019; and goodwill, other assets, deferred tax liabilities, other non-current liabilities and accumulated other comprehensive loss as of December 31, 2019.

As of June 30, 2021, management has concluded that the Company has remediated the material weakness related to the accounting for certain aspects of income taxes and non-recurring tax planning transactions described in the preceding paragraph. As part of the remediation process, the Company has executed the following actions:

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
•Undertook extensive training for key personnel in each reporting jurisdiction on tax reporting requirements and our redesigned processes; and

•Refined and expanded certain controls with respect to the accuracy of accounting for non-recurring tax planning transactions, including an enhanced precision level of the control over the calculation and analysis of non-recurring tax planning transactions.

Management believes it has effectively designed and tested the operating effectiveness related to the completeness and accuracy of accounting for state income tax and accuracy of accounting for uncertain tax positions and non-recurring tax planning transactions. Accordingly, management has concluded that the material weakness has been remediated as each component of the material weakness has been operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	$—
May	20,720	29.02	—	—
June	—	—	—	—
Total	20,720	$29.02	—	$—
(1)All shares purchased during the three months ended June 30, 2021, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*†	Form of 2021 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Non-Employee Directors.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
† Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	July 30, 2021	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer and President, Business Operations

Date:	July 30, 2021	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer