Form 10-Q
period 2021-09-30
NEWELL BRANDS INC.
filed 2021-10-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 25, 2021: 425.4 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$2,787	$2,699	$7,784	$6,696
Cost of products sold	1,939	1,785	5,323	4,501
Gross profit	848	914	2,461	2,195
Selling, general and administrative expenses	561	545	1,667	1,581
Restructuring costs, net	6	4	16	14
Impairment of goodwill, intangibles and other assets	—	2	—	1,482
Operating income (loss)	281	363	778	(882)
Non-operating expenses:
Interest expense, net	65	71	197	205
Other (income) expense, net	1	9	(3)	20
Income (loss) before income taxes	215	283	584	(1,107)
Income tax provision (benefit)	25	(21)	108	(210)
Net income (loss)	$190	$304	$476	$(897)

Weighted average common shares outstanding:
Basic	425.4	424.3	425.2	424.1
Diluted	428.5	425.4	427.9	424.1

Earnings (loss) per share:
Basic	$0.45	$0.72	$1.12	$(2.12)
Diluted	$0.44	$0.71	$1.11	$(2.12)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Comprehensive income (loss):
Net income (loss)	$190	$304	$476	$(897)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(55)	24	(65)	(97)
Pension and postretirement costs	6	1	15	12
Derivative financial instruments	15	(7)	23	17
Total other comprehensive income (loss), net of tax	(34)	18	(27)	(68)
Comprehensive income (loss)	156	322	449	(965)
Total comprehensive income (loss) attributable to noncontrolling interests	—	—	2	(6)
Total comprehensive income (loss) attributable to parent	$156	$322	$447	$(959)
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$494	$981
Accounts receivable, net	1,686	1,678
Inventories	2,098	1,638
Prepaid expenses and other current assets	338	331
Total current assets	4,616	4,628
Property, plant and equipment, net	1,155	1,176
Operating lease assets	490	530
Goodwill	3,516	3,553
Other intangible assets, net	3,461	3,564
Deferred income taxes	855	838
Other assets	427	411
Total assets	$14,520	$14,700
Liabilities:
Accounts payable	$1,709	$1,526
Accrued compensation	241	236
Other accrued liabilities	1,506	1,393
Short-term debt and current portion of long-term debt	253	466
Total current liabilities	3,709	3,621
Long-term debt	4,884	5,141
Deferred income taxes	411	414
Operating lease liabilities	435	472
Other noncurrent liabilities	1,024	1,152
Total liabilities	10,463	10,800
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2021 and December 31, 2020)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 449.9 shares and 448.4 shares issued at September 30, 2021 and December 31, 2020, respectively)	450	448
Treasury stock, at cost (24.5 shares and 24.0 shares at September 30, 2021 and December 31, 2020, respectively)	(609)	(598)
Additional paid-in capital	7,819	8,078
Retained deficit	(2,698)	(3,174)
Accumulated other comprehensive loss	(907)	(880)
Stockholders’ equity attributable to parent	4,055	3,874
Stockholders’ equity attributable to noncontrolling interests	2	26
Total stockholders’ equity	4,057	3,900
Total liabilities and stockholders’ equity	$14,520	$14,700
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$476	$(897)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244	267
Impairment of goodwill, intangibles and other assets	—	1,482
Deferred income taxes	(17)	(293)
Stock based compensation expense	37	28
Other, net	1	10
Changes in operating accounts:
Accounts receivable	(44)	(19)
Inventories	(488)	(139)
Accounts payable	194	323
Accrued liabilities and other	87	58
Net cash provided by operating activities	490	820
Cash flows from investing activities:
Capital expenditures	(181)	(158)
Proceeds from sale of divested businesses	—	15
Other investing activities, net	1	5
Net cash used in investing activities	(180)	(138)
Cash flows from financing activities:
Net payments of short-term debt	—	(26)
Net proceeds from issuance of debt	—	492
Payments on current portion of long-term debt	(447)	(305)
Payments on long-term debt	(6)	(19)
Cash dividends	(296)	(294)
Acquisition of noncontrolling interests	(26)	—
Equity compensation activity and other, net	(25)	(22)
Net cash used in financing activities	(800)	(174)
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(14)
Increase (decrease) in cash, cash equivalents and restricted cash	(504)	494
Cash, cash equivalents and restricted cash at beginning of period	1,021	371
Cash, cash equivalents and restricted cash at end of period	$517	$865
Supplemental disclosures:
Restricted cash at beginning of period	$40	$22
Restricted cash at end of period	23	7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011
Comprehensive income (loss)	—	—	—	190	(33)	157	(1)	156
Dividends declared on common stock - $0.23 per share	—	—	(99)	—	—	(99)	—	(99)
Equity compensation, net of tax	—	—	12	—	—	12	—	12
Acquisition of noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Other changes attributable to noncontrolling interests	—	—	—	—	(1)	(1)	1	—
Balance at September 30, 2021	$450	$(609)	$7,819	$(2,698)	$(907)	$4,055	$2	$4,057

Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income (loss)	—	—	—	476	(27)	449	—	449
Dividends declared on common stock - $0.69 per share	—	—	(299)	—	—	(299)	—	(299)
Equity compensation, net of tax	2	(11)	40	—	—	31	—	31
Acquisition of noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Other changes attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balance at September 30, 2021	$450	$(609)	$7,819	$(2,698)	$(907)	$4,055	$2	$4,057

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at June 30, 2020	$448	$(597)	$8,252	$(3,605)	$(1,006)	$3,492	$24	$3,516
Comprehensive income (loss)	—	—	—	304	19	323	(1)	322
Dividends declared on common stock - $0.23 per share	—	—	(98)	—	—	(98)	—	(98)
Equity compensation, net of tax	—	—	10	—	—	10	—	10
Other changes attributable to noncontrolling interests	—	—	—	—	(1)	(1)	1	—
Balance at September 30, 2020	$448	$(597)	$8,164	$(3,301)	$(988)	$3,726	$24	$3,750

Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive loss	—	—	—	(897)	(61)	(958)	(7)	(965)
Dividends declared on common stock - $0.69 per share	—	—	(293)	—	—	(293)	—	(293)
Equity compensation, net of tax	1	(7)	27	—	—	21	—	21
Other changes attributable to noncontrolling interests	—	—	—	—	(7)	(7)	1	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$448	$(597)	$8,164	$(3,301)	$(988)	$3,726	$24	$3,750
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

During the first quarter of 2020, the Company concluded that an impairment triggering event had occurred, as it had experienced significant COVID-19 related disruption for all of its reporting units, and performed an impairment test for its goodwill and indefinite-lived intangible assets and a recoverability test for its long-lived assets, which primarily include finite-lived intangible assets, property plant and equipment and right of use lease assets. As a result of the impairment and recoverability testing performed in connection with the triggering event, the Company determined that certain of its goodwill, indefinite-lived intangible assets, property plant and equipment and right of use operating leases assets were impaired. During the first quarter of 2020, the Company recorded an aggregate non-cash charge of approximately $1.5 billion in connection with these impairments. See Footnotes 5 and 6 for further information.

The extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including the severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the impact of any vaccine mandates on our global businesses, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, the availability and prices of supply chain resources, including materials, products and transportation; and changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. These primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition.

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

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and nine months ended September 30, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

The Company's sales and operating results were disrupted by the COVID-19 pandemic, negatively impacting the Company's performance during the first half of 2020, with improved performance thereafter. While the Company believes the seasonality of its businesses will revert back to historical patterns as the impact of the global pandemic lessens, uncertainty still remains over the volatility of the direction of future consumer demand patterns.

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

Sales of Accounts Receivables

Factored receivables at September 30, 2021 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $450 million, an increase of approximately $100 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Other Items

During the quarter ended June 30, 2021, the Company received a notice from a noncontrolling interest holder exercising its redemption rights in an international subsidiary, requiring the purchase of such interest by the Company. In the third quarter, the Company completed the transaction for approximately $22 million. The difference between the consideration paid and the noncontrolling interest was not material to the Company.

On August 31, 2020, the Company divested the foam board product line in its Learning and Development segment. As a result, during the three and nine months ended September 30, 2020, the Company recorded a pretax loss of $8 million, which was included in the other (income) expense, net in the Condensed Consolidated Statement of Operations.

Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2021 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Other comprehensive income (loss) before reclassifications	(65)	2	8	(55)
Amounts reclassified to earnings	—	13	15	28
Net current period other comprehensive income (loss)	(65)	15	23	(27)
Balance at September 30, 2021	$(546)	$(341)	$(20)	$(907)

Reclassifications from AOCL to the results of operations for the three and nine months ended September 30, 2021 and 2020 were pre-tax (income) expense of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and postretirement benefit plans (1)	$5	$6	$16	$17
Derivative financial instruments (2)	8	(6)	19	(5)

(1)Primarily represents the amortization of net actuarial losses and plan settlements recorded in other (income) expense, net in the Consolidated Statements of Operations. See Footnote 10 for further information.
(2)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign currency translation adjustments	$7	$(12)	$16	$(11)
Pension and postretirement benefit costs	1	1	3	3
Derivative financial instruments	4	(2)	7	5
Income tax provision (benefit) related to AOCL	$12	$(13)	$26	$(3)

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

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial Solutions	$1	$—	$1	$2
Home Appliances	—	1	4	1
Home Solutions	—	1	3	6
Learning and Development	—	1	1	2
Outdoor and Recreation	2	1	3	2
Corporate	3	—	4	1
	$6	$4	$16	$14

Accrued restructuring costs activity for the nine months ended September 30, 2021 are as follows (in millions):

	Balance at December 31, 2020	Restructuring Costs, Net	Payments	Balance at September 30, 2021
Severance and termination costs	$7	$13	$(8)	$12
Contract termination and other costs	4	3	(5)	2
	$11	$16	$(13)	$14

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. During the nine months ended September 30, 2021, the Company recorded restructuring charges of $9 million. During the three and nine months ended September 30, 2020, the Company recorded $4 million and $12 million, respectively. In connection with the program, the Company has incurred cumulative charges of $28 million since inception. This restructuring program is substantially complete and all cash payments are expected to be paid within one year of charges incurred.

Accelerated Transformation Plan

During the nine months ended September 30, 2020 the company recorded restructuring charges of $2 million in connection with the Company's completed Accelerated Transformation Plan (“ATP”). The Company's ATP was designed in part, to divest the Company's non-core consumer businesses and focus on the realignment of the Company's management structure and overall costs structure as a result of the completed divestitures.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives. Restructuring-related costs are recorded in cost of products sold and SG&A in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 4 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Raw materials and supplies	$314	$252
Work-in-process	159	157
Finished products	1,625	1,229
	$2,098	$1,638

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Land	$83	$86
Buildings and improvements	676	664
Machinery and equipment	2,359	2,314
	3,118	3,064
Less: Accumulated depreciation	(1,963)	(1,888)
	$1,155	$1,176

Depreciation expense was $50 million and $52 million for the three months ended September 30, 2021 and 2020, respectively, and $153 million and $146 million for the nine months ended September 30, 2021 and 2020, respectively.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge of approximately $1 million during the nine months ended September 30, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. See Footnote 1 for further information.

During the nine months ended September 30, 2020, the Company also recorded a non-cash impairment charge of $10 million, to reflect a reduction in the carrying values of operating lease assets, mostly related to its Yankee Candle retail store business.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2021 is as follows (in millions):

Segments	Net Book Value at December 31, 2020	Foreign Exchange and Other	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at September 30, 2021
Commercial Solutions	$747	$—	$1,241	$(494)	$747
Home Appliances	—	—	569	(569)	—
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,642	(37)	3,451	(846)	2,605
Outdoor and Recreation	—	—	788	(788)	—
	$3,553	$(37)	$8,616	$(5,100)	$3,516

During the third quarter of 2020, the Company divested a product line in its Learning and Development segment and allocated $3 million of reporting unit goodwill to the calculation of loss on disposal of business. See Footnote 1 for further information.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that its goodwill associated with its Home Appliances and Food reporting units were impaired. During the nine months ended September 30, 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values. See Footnote 1 for further information.

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$2,296	$—	$2,296	$2,331	$—	$2,331
Trade names — other	154	(63)	91	157	(55)	102
Capitalized software	648	(512)	136	625	(486)	139
Patents and intellectual property	35	(26)	9	67	(52)	15
Customer relationships and distributor channels	1,237	(308)	929	1,259	(282)	977
	$4,370	$(909)	$3,461	$4,439	$(875)	$3,564

Amortization expense for intangible assets for the three months ended September 30, 2021 and 2020 were $28 million and $39 million, respectively and $91 million and $121 million for the nine months ended September 30, 2021 and 2020, respectively.

During the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. Pursuant to the authoritative literature, the Company performed an impairment test and determined that the indefinite-lived asset was impaired, as its carrying value exceeded its fair value. During the three and nine months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset. See Footnote 1 for further information.

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

The impairment charges for the three and nine months ended September 30, 2020 were allocated to the Company’s reporting segments as follows (in millions):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Impairment of indefinite-lived intangibles assets:
Commercial Solutions	$—	$320
Home Appliances	—	87
Home Solutions	—	290
Learning and Development	2	80
Outdoor and Recreation	—	482
	$2	$1,259

The Company believes the circumstances and global disruption caused by COVID-19 will continue to affect its businesses, operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings and foreign exchange rates. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy as discussed further in Footnote 1, there can be no assurance that the Company's estimates and assumptions will prove to be accurate predictions of the future.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	September 30, 2021	December 31, 2020
Customer accruals	$739	$683
Accrued income taxes	125	66
Operating lease liabilities	120	129
Accrued interest expense	118	60
Accrued self-insurance liabilities, contingencies and warranty	116	108
Accrued marketing and freight expenses	68	57
Other	220	290
	$1,506	$1,393

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2021	December 31, 2020
3.15% senior notes due 2021	$—	$94
3.75% senior notes due 2021	—	369
4.00% senior notes due 2022	250	250
3.85% senior notes due 2023	1,086	1,090
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	494	492
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,975	1,973
5.375% senior notes due 2036	416	416
5.50% senior notes due 2046	658	657
Other debt	11	19
Total debt	5,137	5,607
Short-term debt and current portion of long-term debt	(253)	(466)
Long-term debt	$4,884	$5,141

Senior Notes

On October 15, 2021 the Company delivered a notice of redemption to the holders of the 4.00% senior notes due June 2022 (the “June 2022 Notes”) that the Company will redeem the June 2022 Notes on November 22, 2021 for a redemption price equal to the current outstanding aggregate principal amount of the notes, subject to a customary make-whole premium, plus accrued and unpaid interest to the date of redemption.

On September 28, 2021, the Company redeemed its 3.75% senior notes that were scheduled to mature in October 2021 (the “October 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

On March 1, 2021, the Company redeemed its 3.15% senior notes due April 2021 (the “April 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interest, was approximately $5 million. As a result of the partial debt repurchase the Company recorded an immaterial loss.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At September 30, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility

The Company has a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At September 30, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

Other

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2021		December 31, 2020
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,778	$5,126	$6,277	$5,588

The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company previously designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. In conjunction with the redemption of the October 2021 Notes, the Company settled this net investment hedge. At September 30, 2021, $11 million of deferred losses have been recorded in AOCL. See Footnote 9 for disclosures regarding the Company’s derivative financial instruments.

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
Fair Value Hedges
At September 30, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps, maturing in January and February 2025, respectively, with an aggregate notional amount of $900 million. During the third quarter of 2021, the Company entered into another cross-currency swap with a notional amount of $358 million, maturing in September 2027. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and nine months ended September 30, 2021, the Company recognized income of $4 million and $11 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. During the three and nine months ended September 30, 2020, the Company recognized income of $3 million and $10 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2021, the Company had approximately $525 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At September 30, 2021, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$10	$1
Foreign currency contracts	Other accrued liabilities	(1)	(19)
Fair Value Hedges
Interest rate swaps	Other assets	4	7
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	13	10
Cross-currency swaps	Other noncurrent liabilities	(52)	(102)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	10	10
Foreign currency contracts	Other accrued liabilities	(6)	(17)

Total		$(22)	$(110)

The following table presents gain and (loss) activity (on a pre-tax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	11	(7)	(3)	8
Cross-currency swaps	Other (income) expense, net	25	—	(47)	—
Total		$36	$(8)	$(50)	$6

		Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(4)	$—	$(5)
Foreign currency contracts	Net sales and cost of products sold	11	(15)	27	10
Cross-currency swaps	Other (income) expense, net	53	—	(43)	—
Total		$64	$(19)	$(16)	$5

At September 30, 2021, net deferred gains of approximately $4 million within AOCL are expected to be reclassified to earnings over the next twelve months.
During the three and nine months ended September 30, 2021, the Company recognized income of $7 million and $11 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. During the three and nine months ended September 30, 2020, the Company recognized expense of $3 million and income of $6 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$1	$1	$—	$—	$3	$3
Interest cost	5	10	2	2	15	28	5	7
Expected return on plan assets	(13)	(16)	(1)	(2)	(38)	(46)	(3)	(5)
Amortization	5	6	1	1	16	18	3	2
Settlements	—	—	—	—	—	1	—	—
Total (income) expense	$(3)	$—	$3	$2	$(7)	$1	$8	$7

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost	$—	$—	$—	$1
Amortization	(1)	(1)	(3)	(4)
Total income	$(1)	$(1)	$(3)	$(3)

Footnote 11 — Income Taxes

The Company’s effective income tax rate for the three months ended September 30, 2021 and 2020 were 11.6% and (7.4)%, respectively and 18.5% and 19.0% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the geographic mix of income.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2021 and 2020 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2021 were also impacted by certain discrete items. Income tax expense for the three months ended September 30, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations. Income tax expense for the nine months ended September 30, 2021 also included discrete benefits of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to statute of limitation expiration in France.

The three and nine months ended September 30, 2020 were also impacted by certain discrete tax items. Income tax expense for three months ended September 30, 2020 included a discrete tax benefit of $87 million associated with the execution of certain tax planning strategies and $53 million for a reduction in valuation allowance related to the integration of certain U.S. operations, partially offset by $47 million of deferred tax effects associated with certain outside basis differences. Income tax expense for the nine months ended September 30, 2020 also included discrete tax benefits of $15 million related to statute of limitations expirations, $8 million of prior period adjustments identified during the first quarter of 2020 and $23 million associated with the execution of certain tax planning strategies, offset by tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval during the first quarter, $8 million of excess book deductions related to equity-based compensation, $8 million for additional interest related to uncertain tax positions, and $5 million for effects of adopting the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company concluded the effects of such prior period adjustments were not material to the current period or previously issued financial statements.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2021. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 12 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	425.4	424.3	425.2	424.1
Dilutive securities (1)	3.1	1.1	2.7	—
Diluted weighted average shares outstanding	428.5	425.4	427.9	424.1
(1)The nine months ended September 30, 2020 excludes 0.9 million of potentially dilutive share-based awards as their effect would be anti-dilutive.
At September 30, 2021 and 2020 potentially dilutive restricted stock awards with performance-based vesting targets that have been met are included in the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the nine months ended September 30, 2021, the Company awarded 1.1 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $29 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2021, the Company also awarded 0.7 million time-based RSUs with an aggregate grant date fair value of $18 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the nine months ended September 30, 2021, the Company also awarded 2.4 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and primarily vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the nine months ended September 30, 2021, is as follows:

Risk-free interest rates	0.8%
Expected volatility	44.2%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$23.95

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	September 30, 2021				December 31, 2020
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$37	$—	$37	$—	$28	$—	$28
Liabilities	—	(59)	—	(59)	—	(138)	—	(138)
Investment securities, including mutual funds	11	—	—	11	10	—	—	10

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

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. As a result of the aforementioned changes, net sales, operating income (loss) and impairment of goodwill and indefinite-lived intangible assets for the three and nine months ended September 30, 2020 and segment assets as of December 31, 2020 have been recast. Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (1)
Commercial Solutions	$486	$535	$1,450	$1,361
Home Appliances	443	430	1,197	1,021
Home Solutions	598	623	1,627	1,384
Learning and Development	869	728	2,330	1,887
Outdoor and Recreation	391	383	1,180	1,043
	$2,787	$2,699	$7,784	$6,696

Operating income (loss) (2)
Commercial Solutions	$18	$84	$111	$(150)
Home Appliances	19	19	35	(274)
Home Solutions	75	123	189	(149)
Learning and Development	195	158	522	288
Outdoor and Recreation	27	39	90	(411)
Corporate	(53)	(60)	(169)	(186)
	$281	$363	$778	$(882)

			September 30, 2021	December 31, 2020
Segment assets
Commercial Solutions			$2,516	$2,529
Home Appliances			1,094	970
Home Solutions			3,174	3,087
Learning and Development			4,561	4,663
Outdoor and Recreation			940	988
Corporate			2,235	2,463
			$14,520	$14,700

			Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Impairment of goodwill and indefinite-lived intangibles assets (3)
Commercial Solutions			$—	$320
Home Appliances			—	287
Home Solutions			—	302
Learning and Development			2	80
Outdoor and Recreation			—	482
			$2	$1,471
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
(3)The Company did not record any impairment charges during the nine months ended September 30, 2021. During the three months ended September 30, 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. During the three and nine months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset. During the nine months ended September 30, 2020, the Company recorded impairment charges to reflect impairment of intangible assets related to certain of the Company’s indefinite-lived trade names and goodwill. See Footnote 6 for further information.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended September 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$381	$—	$—	$—	$—	$381
Connected Home Security	105	—	—	—	—	105
Home Appliances	—	443	—	—	—	443
Food	—	—	330	—	—	330
Home Fragrance	—	—	268	—	—	268
Baby and Parenting	—	—	—	359	—	359
Writing	—	—	—	510	—	510
Outdoor and Recreation	—	—	—	—	391	391
Total	$486	$443	$598	$869	$391	$2,787

North America	$363	$249	$480	$651	$236	$1,979
International	123	194	118	218	155	808
Total	$486	$443	$598	$869	$391	$2,787

	Three Months Ended September 30, 2020
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$416	$—	$—	$—	$—	$416
Connected Home Security	119	—	—	—	—	119
Home Appliances	—	430	—	—	—	430
Food	—	—	353	—	—	353
Home Fragrance	—	—	270	—	—	270
Baby and Parenting	—	—	—	307	—	307
Writing	—	—	—	421	—	421
Outdoor and Recreation	—	—	—	—	383	383
Total	$535	$430	$623	$728	$383	$2,699

North America	$407	$249	$510	$529	$232	$1,927
International	128	181	113	199	151	772
Total	$535	$430	$623	$728	$383	$2,699

	Nine Months Ended September 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,162	$—	$—	$—	$—	$1,162
Connected Home Security	288	—	—	—	—	288
Home Appliances	—	1,197	—	—	—	1,197
Food	—	—	927	—	—	927
Home Fragrance	—	—	700	—	—	700
Baby and Parenting	—	—	—	959	—	959
Writing	—	—	—	1,371	—	1,371
Outdoor and Recreation	—	—	—	—	1,180	1,180
Total	$1,450	$1,197	$1,627	$2,330	$1,180	$7,784

North America	$1,071	$650	$1,306	$1,703	$669	$5,399
International	379	547	321	627	511	2,385
Total	$1,450	$1,197	$1,627	$2,330	$1,180	$7,784

	Nine Months Ended September 30, 2020
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,109	$—	$—	$—	$—	$1,109
Connected Home Security	252	—	—	—	—	252
Home Appliances	—	1,021	—	—	—	1,021
Food	—	—	849	—	—	849
Home Fragrance	—	—	535	—	—	535
Baby and Parenting	—	—	—	790	—	790
Writing	—	—	—	1,097	—	1,097
Outdoor and Recreation	—	—	—	—	1,043	1,043
Total	$1,361	$1,021	$1,384	$1,887	$1,043	$6,696

North America	$1,013	$597	$1,136	$1,393	$642	$4,781
International	348	424	248	494	401	1,915
Total	$1,361	$1,021	$1,384	$1,887	$1,043	$6,696

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

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation that was previously pending in the United States District Court for the District of New Jersey. That matter was dismissed by the District Court on January 10, 2020, and the dismissal was affirmed by the United States District Court of Appeals for the Third Circuit on December 1, 2020. The complaints seek damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On March 22, 2021, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of any motions for summary judgment filed in Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below). On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. On March 19, 2021, the United States District Court for the District of Delaware stayed the Weber Derivative Action pending final disposition of Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

The Company and certain of its current and former officers and directors have been named as defendants in a putative securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant or traceable to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief. The Company is currently unable to predict the ultimate timing or outcome of this litigation or reasonably estimate the range of possible losses. The Company maintains insurance intended to cover losses arising out of this litigation up to specified limits (subject to deductibles, coverage limits and other terms and conditions), but any losses may exceed our current coverage levels, which could have an adverse impact on our financial results.

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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2021 was $38 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, a subsidiary of the Company (“Berol”), alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. The site is also subject to a Natural Resource Damage Assessment. Seventy-two of the GNL recipients, including the Company on behalf of itself and Berol (the “Company Parties”), have taken over the performance of the remedial investigation (“RI”) and feasibility study (“FS”) for the Lower Passaic River. On April 11, 2014, while work on the RI/FS remained underway, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposed four alternatives for remediation of the lower 8.3 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives ranged from approximately $315 million to approximately $3.2 billion in capital costs plus from approximately $1 million to $2 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional approximately $2 million in annual maintenance costs for 30 years. In February 2015, the participating parties submitted to the U.S. EPA a draft RI, followed by submission of a draft FS in April 2015. The draft FS sets forth various alternatives for remediating the lower 17 miles of the Passaic River, ranging from a no action alternative, to targeted remediation of locations along the entire lower 17 mile stretch of the river, to remedial actions consistent with U.S. EPA’s preferred alternative as set forth in the FFS for the lower 8.3 miles coupled with monitored natural recovery and targeted remediation in the upper nine miles. The cost estimates for these alternatives ranged from approximately $28 million to $2.7 billion, including related operation, maintenance and monitoring costs. U.S. EPA issued a conditional approval of the RI report in June 2019.

U.S. EPA issued a Record of Decision for the lower 8.3 miles of the Lower Passaic River in March 2016 (the “2016 ROD”). The 2016 ROD finalizes as the selected remedy the preferred alternative set forth in the FFS, which U.S. EPA estimates will cost $1.4 billion. Subsequent to the release of the 2016 ROD, U.S. EPA issued GNLs for the lower 8.3 miles of the Lower Passaic River (the “2016 GNL”) to numerous entities, apparently including all previous recipients of the initial GNL, including Company Parties, as well as several additional entities. The 2016 GNL states that U.S. EPA would like to determine whether one entity, Occidental Chemical Corporation (“OCC”), will voluntarily perform the remedial design for the selected remedy for the lower 8.3 miles, and that following execution of an agreement for the remedial design, U.S. EPA plans to begin negotiation of a remedial action consent decree under which OCC and the other major PRPs will implement and/or pay for U.S. EPA’s selected remedy for the lower 8.3 miles of the Lower Passaic River and reimburse U.S. EPA’s costs incurred for the Lower Passaic River.

In September 2016, OCC and EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to 20 PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash-out settlement might be appropriate for additional parties that are not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River. In September 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities, with the intent of eventually offering cash-out settlements to a number of parties, and the expectation that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the lower 8.3 mile remedial action. The allocation process has concluded. U.S. EPA and certain parties to the allocation process, including the Company (for itself and Berol), are presently engaged in settlement discussions, the outcome of which remains uncertain.

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from no further action to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The parties subsequently completed their submittal of the IR FS, and on September 7, 2021, U.S. EPA approved the IR FS. On October 4, 2021, U.S. EPA issued an interim ROD selecting a combination of dredging and capping as the remedial alternative to this portion of the river, at a total cost of $441 million. The amount of this total cost allocable to the Company is not yet known.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against five additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17-mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that the U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been established, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it anticipates asserting additional claims against the defendants regarding Newark Bay, which is also part of the Diamond Alkali Superfund Site, after the U.S. EPA has decided the Newark Bay remedy.

The Company is currently unable to reasonably estimate the range of possible losses for this matter. Based on currently known facts and circumstances, however, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations, including, among other factors, because there are numerous other parties who will likely share in any costs of remediation and/or damages. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Although management of the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Condensed Consolidated Financial Statements, except as otherwise described in this Footnote 16.

At September 30, 2021, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:

•the Company's ability to manage the demand, supply and operational challenges with the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines, as well as the impact of any vaccine mandates on our global businesses;
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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 16 of the Notes to the Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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
•changes in tax laws and the resolution of tax contingencies resulting in additional tax liabilities;
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid®, Paper Mate®, Sharpie®, Dymo®, EXPO®, Parker®, Elmer’s®, Coleman®, Marmot®, Oster®, Sunbeam®, FoodSaver®, Mr.Coffee®, Rubbermaid Commercial Products®, Graco®, Baby Jogger®, NUK®, Calphalon®, Contigo®, First Alert®, Mapa®, Spontex® and Yankee Candle®. Newell Brands' beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

Business Strategy

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The strategy, developed in 2019, is designed to drive sustainable top line growth, improve operating margins, accelerate cash conversion cycle and strengthen the portfolio, organizational capabilities and employee engagement, while reducing complexity and addressing key challenges facing the Company. These challenges include: shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape, including growth in e-commerce; continued macroeconomic and political volatility and an evolving regulatory landscape. The COVID-19 pandemic and its impact to the Company’s business resulted in the acceleration of these initiatives in many respects.

The Company has made significant progress on the following imperatives it previously identified as part of its turnaround strategy:

•Strengthening the portfolio by investing in attractive categories aligned with its capabilities and strategy;
•Driving sustainable profitable growth by focusing on innovation, as well as digital marketing, e-commerce and its international businesses;
•Improving margins by driving productivity and overhead savings, while reducing complexity and reinvesting into the business;
•Enhancing cash efficiency by improving key working capital metrics, resulting in a lower cash conversion cycle; and
•Building a winning team through engagement and focusing the best people on the right things.

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable and profitable growth.

Project Ovid

During the third quarter of 2021 the Company announced Project Ovid, a multi-year, customer centric supply chain initiative to transform its go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative will leverage technology to further simplify the organization by harmonizing and automating processes; and re-engineering information systems. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. In addition, it is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers along with product availability through omni-channel enablement for consumers. This new operating model is expected to drive efficiencies by better utilizing the Company's transportation and distribution network.

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

Recent Developments

Coronavirus (COVID-19)

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. Of the Company's 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, MA, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with government guidelines. The majority of the Company’s manufacturing and distribution facilities reopened during the second and third quarter of 2020 and have since been operating at or near capacity with inventory levels replenished. The Company does, however, continue to face significant product and supply and labor shortages, capacity constraints and logistical challenges across its businesses, including port congestion, constrained container availability and delays in carrier pickup, which have negatively impacted the Company's ability to satisfy demand for its products, creating order backlog in a number of categories. The Company also continues to face significantly higher than expected inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which are expected to have a negative high-single-digit-percentage impact to costs of products sold for 2021. These various disruptions are expected to persist, at least in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America in mid-March of 2020 due to COVID-19. These stores reopened by the end of the third quarter in 2020 and have remained open since.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. Certain of the Company’s product categories benefited from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses were negatively impacted but have seen positive momentum with an increase in demand post lockdowns, in particular Writing, Baby and Parenting and Home Fragrance. While the Company expects the overall seasonality of its businesses to revert to historical trends as the impact of the global pandemic lessens, there still remains uncertainty over the volatility of future consumer demand patterns.

With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of COVID-19 or whether to mandate vaccinations.

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

Debt Redemption

On September 28, 2021, the Company redeemed its 3.75% senior notes due October 2021 (the “October 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

On October 15, 2021 the Company delivered a notice of redemption to the holders of the 4.00%senior notes due June 2022 (the “June 2022 Notes”) that the Company will redeem the June 2022 Notes on November 22, 2021 for a redemption price equal to the current outstanding aggregate principal amount of the notes, subject to a customary make-whole premium, plus accrued and unpaid interest to the date of redemption.

Results of Operations

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,787	$2,699	$88	3.3%
Gross profit	848	914	(66)	(7.2)%
Gross margin	30.4%	33.9%

Operating income	281	363	(82)	(22.6)%
Operating margin	10.1%	13.4%

Interest expense, net	65	71	(6)	(8.5)%
Other expense, net	1	9	(8)	(88.9)%
Income before income taxes	215	283	(68)	(24.0)%
Income tax provision	25	(21)	46	NM
Income tax rate	11.6%	(7.4)%

Net income	$190	$304	$(114)	(37.5)%

Diluted earnings per share attributable to common shareholders	$0.44	$0.71
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2021 increased 3%, which reflects strong performance in the Learning and Development segment, driven by increased demand from large retail store customers for writing and baby care categories, as well as growth in the Home Appliances segment driven by increased demand in cooking and beverage appliances product categories, primarily in Latin America. This growth was partially offset by the lapping of the prior-year period surge in consumer demand for certain categories and the prior-year reopening of Company's manufacturing sites, Yankee Candle stores and other retail stores. In addition, net sales growth was negatively impacted by supply chain shortages and logistical challenges which the Company expects to continue through the remainder of 2021. Changes in foreign currency favorably impacted net sales by $17 million, or 1%.

Gross profit decreased 7% and gross profit margin declined to 30.4% as compared with 33.9% in the prior year period. The gross margin decline was driven by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold, partially offset by gross productivity, mix and net pricing. The gross margin decline also reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions. Changes in foreign currency exchange rates favorably impacted gross profit by $3 million.

In addition to the change in gross profit noted above, notable items impacting operating income for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020	$ Change
Impairment of intangible asset (See Footnote 6)	$—	$2	$(2)
Restructuring (See Footnote 3) and restructuring-related costs	13	9	4
Transactions and other costs	4	5	(1)

Operating income decreased to $281 million as compared to $363 million in the prior year period. The current period performance reflected higher advertising and promotional costs and incentive compensation expense, partially offset by cost savings from Yankee Candle retail store closures. The comparability of the Company's operating results in the third quarter of 2021, also reflects the lapping of the improved operating performance from the prior-year period surge in demand, as the Company's manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, comparability of the Company's operating results for the remainder of 2021 is expected to be impacted by the volatility and uncertainty of the direction of future demand patterns, as well as the potential for continued inflation, supply chain shortages and logistical challenges.

Interest expense, net decreased primarily due to lower debt levels. The weighted average interest rates for the three months ended September 30, 2021 and 2020 were approximately 4.7%. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended September 30, 2021 and 2020 includes the following items:

	Three Months Ended September 30,
	2021	2020
Foreign exchange losses, net	$3	$—
Fair value equity adjustments (See Footnote 14)	(1)	—
Loss on disposition of businesses (See Footnote 1)	—	9
Other (gains) losses, net	(1)	—
	$1	$9

Income tax provision for the three months ended September 30, 2021 was $25 million as compared to a benefit of $21 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was 11.6% as compared to (7.4)% for the three months ended September 30, 2020. The change in effective tax provision was impacted by a variety of factors, primarily resulting from certain discrete items. The income tax provision for the three months ended September 30, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$486	$535	$(49)	(9.2)%

Operating income	18	84	(66)	(78.6)%
Operating margin	3.7%	15.7%

Commercial Solutions net sales for the three months ended September 30, 2021 decreased 9%, which reflected sales decline in both the Commercial and Connected Home and Security business units. The Commercial business unit performance reflected the lapping of the prior-year period surge in consumer demand for washroom products, cleaning and refuse categories, as well as supply chain shortages and logistical constraints. The decrease in net sales in the Connected Home and Security performance also reflected the lapping of the prior-year period surge in demand, as well as supply chain shortages and logistical constraints. Changes in foreign currency had a nominal impact to net sales.

Operating income for the three months ended September 30, 2021 was $18 million as compared to $84 million in the prior year period. The decrease in operating income is primarily due to lower gross profit leverage and significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, partially offset by favorable net pricing and gross productivity. The operating margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions.

Home Appliances

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$443	$430	$13	3.0%

Operating income	19	19	—	—%
Operating margin	4.3%	4.4%

Home Appliances net sales for the three months ended September 30, 2021 increased 3%, which reflects strong demand, primarily in Latin America, partially offset by the lapping of the prior-year-period surge in consumer demand, as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $5 million, or 1%.

Operating income for both the three months ended September 30, 2021 and 2020 was $19 million. The gross profit performance reflected favorable net pricing and gross productivity, mostly offset by significant input cost inflation associated with transportation costs and sourced finished goods, as well as higher advertising and promotional costs.

Home Solutions

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$598	$623	$(25)	(4.0)%

Operating income	75	123	(48)	(39.0)%
Operating margin	12.5%	19.7%

Home Solutions net sales for the three months ended September 30, 2021 decreased 4%, primarily reflecting a decrease in the Food business unit which reflects the lapping of the prior-year period surge in consumer demand for food storage, vacuum sealing and cookware and bakeware categories, as well as supply chain shortages and logistical constraints. This performance was partially offset by increased demand in the fresh preserving category. Home Fragrance sales were down slightly which reflects the negative impact of the permanent Yankee Candle retail store closures in the prior year, as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $7 million, or 1%.

Operating income for the three months ended September 30, 2021 decreased to $75 million as compared to $123 million in the prior year period. The decrease in operating income is primarily due to lower gross profit leverage and significant input cost inflation for commodities, primarily resin, wax and glass, sourced finished goods, transportation and labor. The operating margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions. This decrease was partially offset by favorable net pricing and gross productivity as well as cost savings from Yankee Candle retail store closures.

Learning and Development

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$869	$728	$141	19.4%

Operating income	195	158	37	23.4%
Operating margin	22.4%	21.7%

Learning and Development net sales for the three months ended September 30, 2021 increased 19% due to strong sales performance in the Baby and Writing business units as they lapped the negative prior-year impact of shifting consumer demand and the impact of government shutdowns in Latin America resulting from the COVID-19 pandemic. The Baby business unit performance reflected increased demand in the baby gear category, driven in part by government-related stimulus spending. The Writing unit performance reflected increased demand in the pens, markers, fine writing and adhesion categories driven by the return to in-person learning and the gradual reopening of more offices, partially offset by a product line exit in the prior-year period as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $4 million, or 1%.

Operating income for the three months ended September 30, 2021 increased to $195 million as compared to $158 million in the prior-year period. The increase in operating income is primarily due to gross profit leverage, gross productivity and favorable net pricing, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$391	$383	$8	2.1%

Operating income	27	39	(12)	(30.8)%
Operating margin	6.9%	10.2%

Outdoor and Recreation net sales for the three months ended September 30, 2021 increased 2% primarily due to growth in outdoor equipment, beverage and cooler products, partially offset by a decline in apparel. Net sales growth was negatively impacted by the lapping of the prior-year period surge in consumer demand, as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $1 million.

Operating income for the three months ended September 30, 2021 was $27 million as compared to $39 million in the prior-year period. This decrease was primarily due to significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation, partially offset by favorable net pricing and gross productivity. The operating margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$7,784	$6,696	$1,088	16.2%
Gross profit	2,461	2,195	266	12.1%
Gross margin	31.6%	32.8%

Operating income (loss)	778	(882)	1,660	NM
Operating margin	10.0%	(13.2)%

Interest expense, net	197	205	(8)	(3.9)%
Other (income) expense, net	(3)	20	(23)	NM
Income (loss) before income taxes	584	(1,107)	1,691	NM
Income tax provision (benefit)	108	(210)	318	NM
Income tax rate	18.5%	19.0%

Net income (loss)	$476	$(897)	$1,373	NM

Diluted earnings (loss) per share attributable to common shareholders	$1.11	$(2.12)
NM - NOT MEANINGFUL

Net sales increased 16%, with all segments and major geographic regions showing growth. This growth reflects increased demand for the food preparation and storage, beverage appliances, baby care, cleaning and sanitation, writing, labeling, scented candle, beverage and outdoor categories. Net sales growth was negatively impacted by supply chain shortages and logistical challenges which the Company expects to continue through the remainder of 2021. Changes in foreign currency favorably impacted net sales by $118 million, or 2%.

Gross profit increased 12% compared to prior year. Gross profit margin declined to 31.6% as compared with 32.8% in the prior year period. The increase in gross profit was driven by gross volume leverage, gross productivity, mix and favorable net pricing, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions. Changes in foreign currency exchange rates favorably impacted gross profit by $36 million, or 2%.

In addition to the change in gross profit noted above, notable items impacting operating income (loss) for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change
Impairment of goodwill and intangible assets (See Footnote 6)	$—	$1,471	$(1,471)
Restructuring (See Footnote 3) and restructuring-related costs	34	32	2
Transactions and other costs	17	20	(3)

Operating income increased to $778 million as compared to an operating loss of $882 million in the prior year period. The operating results in the prior year period included $1.5 billion of non-cash impairment charges of goodwill, certain indefinite-lived intangible and other assets. The current period performance reflected the gross profit performance noted above and cost savings from Yankee Candle retail store closures, partially offset by higher incentive compensation expense and advertising and promotional costs. The year-over-year comparison of the Company's operating results to the prior year reflects the impact of the most depressed consumption levels resulting from the COVID-19 related lockdowns which occurred in the second quarter of 2020, and the lapping of the improved operating performance in the second half of 2020, as the Company's manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, comparability of the Company's operating results for the remainder of 2021 will be impacted by the volatility and uncertainty of the direction of future demand patterns, as well as the potential for continued inflation and supply chain shortages and logistical challenges.

Interest expense, net decreased primarily due lower debt levels. The weighted average interest rates for the nine months ended September 30, 2021 and 2020 were approximately 4.7% and 5.0%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for nine months ended September 30, 2021 and 2020 includes the following items:

	Nine Months Ended September 30,
	2021	2020
Foreign exchange losses, net	$5	$11
Fair value equity adjustments (See Footnote 14)	(1)	1
Loss on disposition of businesses (See Footnote 1)	2	9
Other gains, net	(9)	(1)
	$(3)	$20

The income tax provision for the nine months ended September 30, 2021 was $108 million as compared to an income tax benefit for the nine months ended September 30, 2020 of $210 million. The effective tax rate for the nine months ended September 30, 2021 was 18.5% as compared to 19.0% for the nine months ended September 30, 2020. The change in effective tax provision is driven primarily by the impact of goodwill impairment charges in the prior-year period, the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings and certain discrete items. The income tax provision for the nine months ended September 30, 2021 included discrete benefits of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations, $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to statute of limitation expiration in France.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,450	$1,361	$89	6.5%

Operating income (loss)	111	(150)	261	NM
Operating margin	7.7%	(11.0)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$320
NM - NOT MEANINGFUL

Commercial Solutions net sales for the nine months ended September 30, 2021 increased 7%, which reflected sales growth in both the Commercial and Connected Home and Security business units. The Commercial business unit performance reflected increased demand in the hand protection, cleaning, outdoor and organization categories, partially offset by a decline in consumable washroom products as well as supply chain shortages and logistical constraints. The increase in net sales in the Connected Home and Security business unit was primarily due to higher demand from retail and contractor channels, and higher sales in certain areas impacted by inclement weather in certain parts of the U.S. The increase in net sales in the Connected Home and Security business also reflected the lapping of the prior-year impact of lower demand and store closures, partially offset by supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $16 million, or 1%.

Operating income for the nine months ended September 30, 2021 was $111 million as compared to an operating loss of $150 million in the prior year. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, as well as gross profit leverage, including the lapping of the prior-year absorption impact associated with the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic, gross productivity and lower discretionary spending. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Home Appliances

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,197	$1,021	$176	17.2%

Operating income (loss)	35	(274)	309	NM
Operating margin	2.9%	(26.8)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$287
NM - NOT MEANINGFUL

Home Appliances net sales for the nine months ended September 30, 2021 increased 17%, which reflects sales growth driven by strong demand across all major geographic regions, partially offset by supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $16 million, or 2%.

Operating income for the nine months ended September 30, 2021 was $35 million as compared to an operating loss of $274 million in the prior year period. The improvement in operating result is primarily due to the lapping of prior year non-cash impairment charges of goodwill and certain indefinite-lived intangible assets, as well as gross profit leverage, gross productivity and pricing, partially offset by significant input cost inflation associated with sourced finished goods and transportation, as well as higher labor costs and advertising and promotional costs.

Home Solutions

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,627	$1,384	$243	17.6%

Operating income (loss)	189	(149)	338	NM
Operating margin	11.6%	(10.8)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$302
NM - NOT MEANINGFUL

Home Solutions net sales for the nine months ended September 30, 2021 increased 18%, due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving, food storage and cookware and bakeware categories, partially offset by supply chain shortages and logistical constraints. The increase in Home Fragrance sales was primarily due to increases in the wholesale channel and Yankee Candle retail stores, primarily in the U.S., and an increase in international markets, partially offset by supply chain shortages and logistical constraints as well as permanent Yankee Candle retail store closures in the prior year. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures and supply chain disruptions resulting from temporary closure of its key manufacturing facility in Massachusetts, both resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $31 million, or 2%.

Operating income for the nine months ended September 30, 2021 increased to $189 million as compared to a $149 million operating loss in the prior-year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of goodwill, certain indefinite-lived intangible assets and other assets, gross profit leverage, including the lapping of the prior year absorption impact associated with the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, and pricing. The increase in operating income also reflected savings from Yankee Candle retail store closures in the prior year and the exiting of its fundraising business in the prior year. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,330	$1,887	$443	23.5%

Operating income	522	288	234	81.3%
Operating margin	22.4%	15.3%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$80

Learning and Development net sales for the nine months ended September 30, 2021 increased 24% due to strong sales performance in the Baby and Parenting and Writing business units as they lap the negative prior-year impact of shifting consumer demand and store closures and supply chain disruption resulting from the COVID-19 pandemic. The Baby business unit performance reflected increased demand in the baby gear and infant care categories, driven in part by government-related stimulus spending. The Writing unit performance reflected strong demand in the pens, markers, fine writing and labeling categories, driven by return to in-person learning and gradual reopening of more offices, partially offset by previous divestitures and product line exits as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $35 million, or 2%.

Operating income for the nine months ended September 30, 2021 increased to $522 million as compared to $288 million in the prior-year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets and gross profit leverage, including the prior year absorption impact of certain temporary manufacturing closures, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,180	$1,043	$137	13.1%

Operating income (loss)	90	(411)	501	NM
Operating margin	7.6%	(39.4)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 6)	$—	$482
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the nine months ended September 30, 2021 increased 13% primarily due to improvement in consumer purchasing patterns for outdoor equipment, partially offset by supply chain shortages and logistical constraints. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $20 million or 2%.

Operating income for the nine months ended September 30, 2021 was $90 million as compared to an operating loss of $411 million. This improvement was primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets and gross profit leverage, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Liquidity and Capital Resources
Liquidity

The Company has the ability to borrow under its existing Accounts Receivable Securitization Facility (the “Securitization Facility”) and Revolving Credit Facility (the "Credit Revolver"). At September 30, 2021, the Company had no outstanding drawings against the Securitization Facility and Credit Revolver. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends and will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

At September 30, 2021, the Company had cash and cash equivalents of approximately $494 million, of which approximately $443 million was held by the Company’s non-U.S. subsidiaries. Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operating activities and borrowing capacity provide the Company with continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company’s cash requirements are subject to change as business conditions warrant. The Company believes the extent of the impact of the COVID-19 pandemic to its future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company is not able to accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and lockdowns or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. For further information regarding the impact of COVID-19 on the Company, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 18, 2021.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2021 and 2020 (in millions):

	2021	2020	Increase (Decrease)
Cash provided by operating activities	$490	$820	$(330)
Cash used in investing activities	(180)	(138)	(42)
Cash used in financing activities	(800)	(174)	(626)
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	(14)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$(504)	$494	$(998)

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Factors Affecting Liquidity

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation ("Moody’s") downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. Subsequently on April 15, 2020, Fitch Ratings ("Fitch") downgraded the Company’s debt rating to "BB" as they believed the Company would fail to meet Fitch's target debt level for 2020. As a result of the S&P and Moody's downgrades, the Company could no longer borrow from the commercial paper market on terms it deems acceptable or favorable. Previously, the Company was able to issue commercial paper up to a maximum of $800 million provided there was a sufficient amount available for borrowing under the Credit Revolver. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. The interest rate for borrowings under the Credit Revolver is the borrowing period referenced the London Interbank Offered Rate (“LIBOR”) rate plus 127.5 basis points. At September 30, 2021, the Company did not have any amounts outstanding under the Credit Revolver.

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

In addition, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion were subjected to an interest rate adjustment of 25 basis points as a result of the Moody's and S&P downgrades, respectively, for a total of 50 basis points.

Furthermore, the Company may be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease as a result of the downgrades.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects inventory build to support forecasted demand and higher annual incentive compensation payments, partially offset by benefits from extension of payment terms for goods and services with vendors and higher accounts receivable sold under the Customer Receivables Purchase Agreement in the current year. In addition, this performance reflects the impact of the COVID-19 pandemic in the prior year, which included lower operating results and favorable working capital performance. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to higher capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to proceeds from the issuance of senior notes in the prior year and payments of long-term debt in the current year as well as the acquisition of noncontrolling interests. See Footnotes 1 and 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

On October 15, 2021 the Company delivered a notice of redemption to the holders of the 4.00% senior notes due June 2022 (the “June 2022 Notes”) that the Company will redeem the June 2022 Notes on November 22, 2021 for a redemption price equal to the current outstanding aggregate principal amount of the notes, subject to a customary make-whole premium, plus accrued and unpaid interest to the date of redemption.

On September 28, 2021, the Company redeemed its 3.75% senior notes due October 2021 (the “October 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

On March 1, 2021, the Company redeemed its 3.15% senior notes due April 2021 (the “April 2021 Notes”) at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interest, was approximately $5 million. As a result of the partial debt repurchase the Company recorded an immaterial loss.

Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the Company may borrow funds on a variety of interest rate terms. Prior to the Moody’s and S&P downgrades discussed above, the Credit Revolver provided the committed backup liquidity required to issue commercial paper. At September 30, 2021, there were no commercial paper borrowings. In addition, there were approximately $23 million of outstanding standby letters of credit issued against the Credit Revolver and there were no borrowings outstanding under the Credit Revolver. At September 30, 2021, the net availability under the Credit Revolver was approximately $1.23 billion.

The Company maintains an Accounts Receivable Securitization Facility. The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At September 30, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Factored receivables at the end of the third quarter of 2021 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $450 million, an increase of approximately $100 million from December 31, 2020. Transactions under this agreement continue to be accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the unaudited Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company was in compliance with all of its debt covenants under these instruments at September 30, 2021.
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

Fair Value Hedges
At September 30, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps, maturing in January and February 2025, respectively, with an aggregate notional amount of $900 million. During the third quarter of 2021, the Company entered into another cross-currency swap with a notional amount of $358 million, maturing in September 2027. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three and nine months ended September 30, 2021, the Company recognized income of $4 million and $11 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing. During the three and nine months ended September 30, 2020, the Company recognized income of $3 million and $10 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through September 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2021, the Company had approximately $525 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward contracts, to mitigate the exposure of foreign currency transactions. At September 30, 2021, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net.

The following table presents the net fair value of derivative financial instruments (in millions):

September 30, 2021
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$9
Fair value hedges:
Interest rate swaps	4
Net investment hedges:
Cross-currency swaps	(39)
Derivatives not designated as effective hedges:
Foreign currency contracts	4
Total	$(22)

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

During the first quarter of 2020, the Company concluded that an impairment-triggering event had occurred for all of its reporting units as the Company experienced significant COVID-19 related disruption to its business in three primary areas: supply chain, as certain manufacturing and distribution facilities were temporarily closed in line with government guidelines; the temporary closure of secondary customer retail stores as well as the Company's Yankee Candle retail stores in North America; and changes in consumer demand patterns to certain focused categories. The Company used a quantitative approach, which involves comparing the fair value of each of the reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

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

As a result of the impairment testing performed in connection with the COVID-19 global pandemic triggering event, the Company determined that its goodwill associated with its Home Appliances and Home Solutions segments were impaired. During the nine months ended September 30, 2020, the Company recorded an aggregate non-cash charge of $212 million to reflect the impairments of goodwill as the reporting unit carrying values exceeded their fair values.

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

In addition, during the third quarter of 2020, the Company concluded that a triggering event had occurred for an indefinite-lived intangible asset in the Learning and Development segment as a result of a product line divestiture. During the three and nine months ended September 30, 2020, the Company recorded a non-cash charge of $2 million to reflect the impairment of this indefinite-lived intangible asset.

The Company believes the circumstances and global disruption caused by COVID-19 may continue to affect its businesses, future operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings and foreign exchange rates. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy as discussed further in Footnote 1, there can be no assurance that the Company's estimates and assumptions will prove to be accurate predictions of the future.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	$—
August	434	25.46	—	—
September	—	—	—	—
Total	434	$25.46	—	$—
(1)All shares purchased during the three months ended September 30, 2021, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

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

NEWELL BRANDS INC. Registrant

Date:	October 29, 2021	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer and President, Business Operations

Date:	October 29, 2021	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer