Form 10-K
period 2021-12-31
NEWELL BRANDS INC.
filed 2022-02-14
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2021	1-9608
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
There were 425.5 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 4, 2022. The aggregate market value of the shares of Common Stock on June 30, 2021 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $11.6 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

Website Access to Securities and Exchange Commission Reports

The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as practicable after the Company files them with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The Company’s website can be found at www.newellbrands.com. The information on the Company’s website is not incorporated by reference into this Annual report on Form 10-K.

GENERAL

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, FoodSaver, Calphalon, Sistema, Sharpie, Paper Mate, Dymo, EXPO, Elmer’s, Yankee Candle, Graco, NUK, Rubbermaid Commercial Products, First Alert, Spontex, Coleman, Campingaz, Oster, Sunbeam and Mr. Coffee. Newell Brands' beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

BUSINESS STRATEGY

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The strategy, developed in 2019, is designed to:

•Drive sustainable top line growth by focusing on innovation, sharpening brand positioning, strengthening the international businesses, enhancing digital marketing and omni-channel capabilities, and building customer relationships;
•Improve operating margins by driving productivity and overhead savings, while reinvesting in the business;
•Accelerate cash conversion cycle by focusing on cash efficiency and improving key working capital metrics;
•Strengthen the portfolio by investing in attractive categories that are aligned with its capabilities and strategy and optimizing product mix; and
•Strengthen organizational capabilities and employee engagement by building a winning team and focusing the best people on the right things.

The Company is implementing this strategy while addressing key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape; continued macroeconomic and political volatility; significant inflationary and supply chain pressures, and an evolving regulatory landscape. The coronavirus (COVID-19) pandemic and its impact to the Company’s business resulted in the acceleration of the turnaround initiatives in many respects.

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative that was announced in the third quarter of 2021 is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network.

Sale of Connected Home & Security Business

On February 6, 2022, the Company signed a definitive agreement to sell its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. for a purchase price of $593 million, subject to customary working capital and transaction adjustments.

The transaction is expected to be completed by the end of the first quarter of 2022, subject to customary closing conditions, including regulatory approvals.

See Recent Developments and Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Footnotes 1 and 17 of the Notes to Consolidated Financial Statements for further information.

Coronavirus (COVID-19)

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, Massachusetts, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities, and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with applicable government guidelines. The majority of the Company’s manufacturing and distribution facilities reopened during the second and third quarter of 2020 and have since been operating at or near capacity with inventory levels replenished. The Company does, however, continue to face significant product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, including port congestion, constrained shipping container availability and delays in carrier pickup, which have negatively impacted the Company's ability to satisfy demand for its products, creating order backlog in a number of categories. The Company also continues to face significantly higher than expected inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold for 2021. These various disruptions are expected to persist, at least in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March of 2020 due to COVID-19. These stores reopened by the end of the third quarter of 2020 and have remained open since.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. Certain of the Company’s product categories benefited from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses were negatively impacted but have seen positive momentum with an increase in demand post lockdowns, in particular Writing, Baby and Home Fragrance. While the seasonality of its businesses reverted to historical trends in 2021, uncertainty still remains over the volatility and direction of future consumer demand patterns.

The Company believes the extent of the impact of the COVID-19 pandemic on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and work restrictions, operational or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that may become available to the general public in the future, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens.

With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of COVID-19 and currently plans to mandate vaccinations for its U.S. employees.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	BRK, First Alert, Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnotes 1 and 17 of the Notes to the Consolidated Financial Statements for further information.

Commercial Solutions

The Commercial Solutions segment designs, manufactures, sources, and distributes commercial cleaning and maintenance solutions products, closet and garage organization products; hygiene systems and material handling solutions primarily under the Rubbermaid, Rubbermaid Commercial Products, Mapa, Quickie, and Spontex brands. The segment also manufactures and distributes connected home and security products as well as smoke and carbon monoxide alarms mostly under the BRK and First Alert brands. See Footnotes 1 and 17 of the Notes to Consolidated Financial Statements for further information on the expected sale of the CH&S business unit.

The Commercial Solutions segment primarily markets its products directly to warehouse clubs, home centers, commercial products distributors, mass merchants, specialty retailers, distributors, e-commerce retailers, select contract customers and other professional customers.

Home Appliances

The Home Appliances segment designs, manufactures, sources, markets and distributes a diverse line of household products. Kitchen appliances are primarily sold under the Crockpot, Mr. Coffee, Oster and Sunbeam brands. The Home Appliances segment also has rights to sell various small appliance products in substantially all of Europe under the Breville brand name.

The Home Appliances segment primarily markets its products directly to warehouse clubs, department stores, drug/grocery stores, home centers, mass merchants, specialty retailers, distributors and e-commerce retailers.

Home Solutions

The Home Solutions segment designs, manufactures, sources, markets and distributes a diverse line of household products. Food storage products are sold primarily under the FoodSaver, Rubbermaid and Sistema brands. Aluminum and stainless-steel cookware and bakeware are sold under the Calphalon brand. The Company also sells certain home canning and food storage products under the Ball brands, pursuant to a license from Ball Corporation. Home fragrance products are sold primarily under the Chesapeake Bay Candle, WoodWick and Yankee Candle brands.

The Home Solutions segment primarily markets its products directly to warehouse clubs, department stores, grocery stores, home centers, mass merchants, specialty retailers, distributors and e-commerce retailers, as well as direct to consumers online and in Yankee Candle retail stores.

Learning and Development

The Learning and Development segment designs, manufactures, sources, markets and distributes writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products; labeling solutions; baby gear and infant care products. Writing instruments, activity-based adhesive and cutting products and labeling solutions products are sold primarily under the Dymo, Elmer’s, EXPO, Mr. Sketch, Paper Mate, Parker, Prismacolor, Sharpie, Waterman and X-Acto brands. Baby gear and infant care and health products are sold primarily under the Aprica, Baby Jogger, Graco, NUK and Tigex brands.

The Learning and Development segment primarily markets its products directly to mass merchants, warehouse clubs, drug/grocery stores, office superstores, office supply stores, contract stationers, travel retail, distributors and e-commerce retailers, and direct to consumers online.

Outdoor and Recreation

The Outdoor and Recreation segment designs, manufactures, sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities. Active lifestyle products are sold primarily under the Campingaz, Coleman, Contigo, ExOfficio and Marmot brands.

The Outdoor and Recreation segment primarily markets its products directly to warehouse clubs, department stores, grocery stores, mass merchants, sporting goods and specialty retailers, distributors and e-commerce retailers, as well as direct to consumers online.

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

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities, although the Company did experience capacity constraints around certain raw materials and finished goods in 2021 driven by global conditions, including continued demand volatility related to the COVID-19 pandemic, which are expected to continue into 2022. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, extinguisher powder, nylon, paper, plastic resin, sawdust, tin plate, wax and wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. During 2021, the Company experienced significant inflationary pressures for its sourced finished goods driven by global conditions, including demand volatility related to the COVID-19 pandemic, which is expected to continue into 2022. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. In particular, certain businesses within the Company’s Learning and Development segment rely on third-party manufacturers for substantially all of their products. Specifically, the Baby business unit has a single source of supply for products that comprise a majority of its sales and which owns the intellectual property for many of those products.

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

The Company's sales and operating results were disrupted by the COVID-19 pandemic, negatively impacting the Company's performance during the first half of 2020, with improved performance thereafter. While the seasonality of its businesses reverted back to historical patterns in 2021, uncertainty still remains over the volatility of the direction of future consumer demand patterns.

Patents and Trademarks

The Company has many patents, trademarks, brand names and tradenames that are, in the aggregate, important to its business. The Company’s most significant brands include Aprica, Baby Jogger, Calphalon, Campingaz, Coleman, Contigo, Crockpot, Dymo, Elmer’s, EXPO, First Alert, FoodSaver, Graco, Mapa, Marmot, Mr. Coffee, NUK, Oster, Paper Mate, Parker, Quickie, Rubbermaid Commercial Products, Rubbermaid, Sistema, Spontex, Sunbeam, WoodWick, Sharpie and Yankee Candle.

Customers/Competition

The Company’s principal customers are large mass merchandisers, discount stores, home centers, warehouse clubs, office superstores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors and e-commerce retailers. The dominant share of the market represented by large mass merchandisers, together with consumer shopping patterns, contributes to a market environment in which dominant multi-category and e-commerce retailers have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through pricing.

Current trends among retailers include fostering high levels of competition among suppliers, reducing current inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that sell candles.

The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery and producing and procuring products at a competitive cost. In addition, the Company has an experienced management team that focuses on building consumer loyalty and increased consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs. The Company's service and delivery levels in 2021 were negatively impacted by product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, all of which the Company expects to continue in 2022.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce retailers. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 15% of net sales in 2021, 2020 and 2019. Amazon, the Company's second largest customer, accounted for approximately 13%, 12%, and 9% of net sales in 2021, 2020 and 2019, respectively. The Company’s top-ten customers in alphabetical order in 2021 included: Amazon, Bed, Bath & Beyond, Costco, Kroger, Lowe’s, Office Depot, Staples, Target, The Home Depot and Walmart.

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

Human Capital Management

Newell Brands is committed to creating a workplace where it supports the success of its people by investing in their personal development and career growth. The Company has employees located throughout the world. At December 31, 2021, the Company employed approximately 32,000 people worldwide. Approximately 4,000 were in the Asia-Pacific region, 5,000 were in the Europe, Middle East and Africa region, 9,000 were in the Latin America region and 14,000 were in the North America region. Of the Company's total employees, approximately 17,000 were employed in manufacturing and supply chain roles. The Company's strong employee base, along with its commitment to uncompromising values, provides the foundation of the Company’s success.

The Company's employees are responsible for upholding the Company's goal of creating a safer, sustainable, productive, and consumer-focused future. The Company's values of Truth, Transparency, Teamwork and Trust guide our own actions as well as our relationships with consumers, customers, suppliers and each other. They are grounded in a people-first philosophy enabling the Company to deliver results, drive long-term sustainability and promote a winning culture. The Company tracks and reports internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices.

The Company embraces diversity, inclusion and belonging, and strongly believes that a truly consumer-focused workforce should be as diverse as the consumers it serves and leverage the skills and perspectives of a wealth of backgrounds of all team members. To attract a global and diverse workforce, the Company strives to build a culture where employees can bring their whole selves to work. Employee resource groups (“ERGs”) are Company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the Company, including inclusion and diversity and the professional development of employees. The ERGs provide a space where employees can foster connections and develop in a supportive environment. At December 31, 2021, the Company had the following six ERGs:

•BEACON (Black and African ancestry);
•RAY (Women);
•OPEN (LGBTQ);
•NAAPA (Asian-American);
•HOLA (Hispanic and Latinx); and
•VETS (Veterans and Military Family Members).

In 2022, we will continue to expand and introduce additional ERGs across the globe.

The Company is focused on recruitment of diverse candidates and on internal talent development of its diverse leaders so they can advance their careers and move into leadership positions within the Company. The Company has adopted a policy requiring diverse slates for recruitment at the Director level and above. Also, during 2021, the Company conducted a fully digital, enterprise-wide engagement survey, which was given to all employee groups including professional, clerical and factory hourly employees and was available in 33 languages, which focused on measuring engagement and inclusion. The results showed that the majority of the scores were equal to or above the global benchmarks.

The Company continues to emphasize employee development and training, and strives to align and deliver its People Agenda with its business strategies to recruit, develop and retain the right talent, skills and capabilities to deliver on its commitments. To empower employees, the Company provides a range of development programs and opportunities, skills, and resources needed to be successful. Our Grow@Newell eLearning platform, which is an online portal, supplements the Company's talent development strategies with access to instructor-led classroom or virtual courses and self-directed web-based courses. The Company has a robust talent and succession planning process and has established specialized programs to support the development of its talent pipeline for critical roles in general management, engineering, and operations. On an annual basis, the Company conducts an Organization and Leadership Review process with its Chief Executive Officer and all segment, business unit, and function leaders focusing on high-performing and high-potential talent, diverse talent, and the succession for its most critical roles.

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The Chief Executive Officer and Executive Committee have meaningful industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see the Risk Factors section below.

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

Our business may be unfavorably impacted by the fear of exposure to or actual effects of the ongoing COVID-19 pandemic or any other disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as reduced travel or recommendations or mandates from governmental authorities to cease particular activities. These impacts include, but are not limited to:

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

•Inability to meet our customers’ needs and achieve cost targets or cost inflation due to disruptions or shortages in our manufacturing operations, supply arrangements as well as distribution centers caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce, or other manufacturing and distribution capability including as a result of governmental mandates to close certain of our manufacturing and distribution facilities;

•Failure of third parties on which we rely, including our suppliers, contract manufacturers, distributors, contractors, commercial banks, joint venture partners and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, which may adversely impact our operations, liquidity and financial condition; or

•Significant changes in the political and labor conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our manufacturing, distribution, research and development and retail facilities; restrict our employees’ ability or willingness to travel or perform necessary business functions, or require employees and business partners to work remotely creating potential for risks related to cybersecurity, confidentiality and data privacy breaches, or otherwise prevent our facilities or our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could adversely impact our results, liquidity and financial condition; or

•The duration and sustainability of any improvements in COVID-19 conditions, which will be uncertain as continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by business; the actions we take in response to any improvements in conditions, such as our return-to-office plans, may also vary widely by geography and by business and will likely be made with incomplete information, and may prove to be premature, incorrect or insufficient, and could have a material, adverse impact on our business and results of operations. To the extent that the Company mandates vaccinations for its employees, as the Company currently plans for its U.S. workforce, it is not possible to predict with certainty the exact impact on us or on our workforce. Any such Company mandates could result in employee attrition, which could materially adversely affect future revenues and costs and have a material adverse effect on our business and results of operations.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. Despite our efforts to manage and remedy these impacts to the Company, the ultimate impact of the COVID-19 pandemic could materially and adversely impact our business, results of operations, liquidity and financial condition, and depends on factors beyond our knowledge or control. In this regard, the extent of the impact of the pandemic on our business, operating results, cash flows, liquidity and financial conditions will be primarily driven by the duration and severity of the COVID-19 pandemic, its impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental plans to administer vaccines to the general public, especially in areas where new variants have emerged, conditions have worsened and lockdowns or travel bans are reinstituted.

Industry and Economic Risks

The Company is subject to intense competition in a marketplace dominated by large omni-channel and e-commerce retailers.

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. A proliferation of digitally native brands has further intensified the competitive landscape. The Company’s principal customers are large mass merchandisers, discount stores, home centers, warehouse clubs, office superstores, specialty retailers, wholesalers, commercial distributors, direct-to-consumer channels, and e-commerce retailers. The dominant share of the market represented by these large retailers, together with changes in consumer shopping patterns, and the integration of brick and mortar and e-commerce operations at major retailers, has contributed to the formation of dominant multi-category omni-channel and e-commerce retailers that have strong negotiating power with suppliers. These retailers have and may continue to foster high levels of competition among suppliers, reduce inventory levels, demand innovative new products and products tailored to each of their unique specifications, require suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and require product delivery with shorter lead times. Retailers have imported and may continue to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the traditional retail and e-commerce sectors may result in a number of customers experiencing financial difficulty or failing in the future. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s customers may further consolidate, which could materially adversely affect the Company’s sales and margins.

The Company’s customers have steadily consolidated over time. The Company expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets, reduce inventory, and rationalize their supply chain, which could adversely affect the Company’s business and results of operations. There can be no assurance that, following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in additional increase in the customers' negotiating power with suppliers, as well as pricing and other competitive pressures that could reduce the Company’s sales and margins.

Strategic and Operational Risks

The Company’s sales are dependent on purchases by several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

The Company’s customer base is relatively fragmented. Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end consumers could have an adverse effect on the Company’s gross profit margins and operating income. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (as consumers increasingly shop online) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

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

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands so that the Company’s retail and other customers will need its products to meet consumer demand. Leading brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company's advertising and promotion expense has increased in 2021, and the Company plans to increase such expenditures, along with other brand-building and marketing initiatives, over the long term, these initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.
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

The Company’s strategy includes investments in e-commerce, omni-channel and technology initiatives. If these investments fail to adequately or effectively allow the Company to further expand its e-commerce business, maintain or grow its overall market position or otherwise benefit the Company, the Company’s market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in the amount of sales by the Company’s other customers, which could, if not offset by a greater increase in e-commerce sales, materially adversely affect the business of the Company.

Furthermore, the cost of certain e-commerce, omni-channel and technology investments may adversely impact the Company’s financial performance in the short and long-term. There can be no assurance that investments in e-commerce and omni-channel infrastructure and technology will result in increased sales, through e-commerce or otherwise.

The Company’s plans to execute its turnaround plan, improve productivity, reduce complexity and costs may not be successful, which would materially adversely affect its financial results.

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows. For example, during the third quarter of 2021 the Company announced Project Ovid, a multi-year, customer centric supply chain initiative to transform its go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. These initiatives are designed to reduce the complexity of the organization, improve the Company’s cash conversion cycle and increase investment in the Company’s most significant growth platforms. These initiatives are further designed to reduce costs associated with direct materials, indirect expenses, and distribution and logistics, among other things. These initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. Other major productivity, streamlining and divestment programs may also be required in the future to continue the turnaround plan. Such programs may require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. Further, the Company has pursued and may continue to pursue acquisitions of brands, businesses, or technologies from third parties. The Company’s success depends on its ability to integrate such acquired brands, businesses, or technologies, to continuously improve its manufacturing operations to gain efficiencies, to reduce supply chain costs and to streamline and redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building, including advertising and promotion. Future acquisitions could result in substantial additional debt, exposure to contingent liabilities, such as litigation or earn-out obligations, the potential impairment of goodwill or other intangible assets, or significant integration and transaction costs.

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

The ability of third-party suppliers to timely deliver finished goods and/or raw materials, and the ability of the Company’s own facilities to timely deliver finished goods, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, demand volatility or port congestion, unavailability of shipping containers or other equipment, or significant weather and health conditions affecting manufacturers and/or shippers. Any adverse change in the Company’s relationships with its third-party suppliers, the financial condition of third-party suppliers, the ability of third-party suppliers to manufacture and deliver outsourced parts or products on a timely basis, or the Company’s ability to import products from third-party suppliers or its own facilities could have a material adverse effect on the Company’s business, results of operations and financial condition. In particular, the ongoing COVID-19 pandemic has resulted in significant disruption to the operations of certain suppliers and the related transportation of their goods to the United States that are parts of our global supply chain. We have been able to make alternative delivery arrangements for limited quantities of goods, at increased cost. However, we have experienced shortages in supply and if they were to be prolonged or expanded in scope, there could be resulting supply shortages that could materially and adversely impact our ability to manufacture and to deliver our products to our customers. Accordingly, such supply shortages and delivery limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, certain businesses in the Baby business unit have a single source of supply for products that comprises a majority of their sales and which owns intellectual property rights in respect of many of those products. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company. The Company may not be able to quickly or effectively replace any of its suppliers if the need arose, and it may be difficult to retrieve tooling and molds possessed by any of its third-party suppliers. The Company’s dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

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
•collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to data privacy laws, including but not limited to the General Data Protection Regulation of the European Union (“GDPR”), the California Consumer Privacy Act (“CCPA”) or General Law for Protection of Personal Data (“LGPD”) of Brazil;
•processing transactions;
•summarizing and reporting results of operations;
•hosting, processing and sharing confidential and proprietary research, business plans and financial information;
•complying with regulatory, legal or tax requirements;
•providing data security; and
•handling other processes necessary to manage the Company’s business.

Increased IT security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to the Company’s networks or data, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. As an example, in 2021 a remote code execution vulnerability in Apache log4j was identified as affecting large amount of systems worldwide. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of detecting and successfully defending against them. The Company deploys technical and organizational measures to protect and prevent unauthorized access to or loss of data, however, as techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement preventive measures. Furthermore, the Company’s relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventive measures or fully mitigating harms after an attack or breach occurs.

The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’ databases or systems notwithstanding whether the Company takes reasonable steps to prevent such attacks. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ personal and sensitive information, such as credit card and bank account numbers. The Company’s payment services may be subject to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which would adversely affect the Company.

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

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

We are currently experiencing inflationary pressures on our operating costs. Among other things, competition for labor is becoming more acute and we have experienced increased labor costs as a result. In addition, we have experienced increased costs from suppliers, and for the transportation of our products. There is no assurance that we will be able to fully offset any cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation continue, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

In addition, the Company’s success is dependent, in part, on its continued ability to reduce its exposure to or mitigate the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. During periods of rising prices of raw materials, there can be no assurance that the Company will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent the Company has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States. Given the Company's reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. Continued tariffs on Chinese-origin goods, or on certain products imported into the United States, or any extension of tariffs to additional categories of goods or to additional importers or exporters or additional countries of origin could significantly increase the cost of some our products and reduce our margins. While the Company will continue to work to mitigate the tariff exposure, there can be no assurance that the Company's mitigation efforts will be successful.

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

The Company may not be able to attract, retain and develop key talent.

The Company’s ability to successfully execute its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key leaders. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified talent. In 2021, the Company hired a President, e-Commerce and Digital, and a new Chief Accounting Officer. Competition for such talent is intense.

The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. Global competition for such personnel is intense and has increased in the recent past amidst emerging labor trends, including but not limited to increased remote work options. There can be no assurance that the Company can retain its key employees or attract, assimilate, retain or otherwise develop internally other highly qualified personnel in the future.

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

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, and other external business partners for certain functions. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, governance, and compliance, thereby potentially increasing our reputational and legal risk. If third parties fail to comply with our policies and procedures or similar compliance requirements set forth by our customers, the Company could potentially suffer significant losses of business and revenue from certain customers.

Further, third parties sell counterfeit versions of some of our products, which are often inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity.

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, diversity, inclusion and belonging, sustainability, packaging, responsible sourcing and social investments. In 2021, the Company published its Corporate Citizenship Report which included updates on many of these focus areas and goals for certain areas. The Company could fail, or be perceived to fail, in its achievement of such initiatives and goals or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments or litigation may be filed against the Company resulting in significant expenses or investments to repair such impacts.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition, as well as, require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2021, the Company had approximately 32,000 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

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

Further, the United Kingdom exited the European Union on January 31, 2020, after protracted political and economic negotiations, with a transition period lasting until December 31, 2020. Following the termination of the transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the European Union will now be on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment.

As a result of Brexit, the global markets and currencies have been adversely impacted, including a decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international customers relative to the U.S. dollar may impair the purchasing power of our international customers and could cause international customers to decrease their volume of orders or cancel orders completely.

Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

At December 31, 2021, the Company had $4.9 billion in outstanding debt, reflecting a reduction of approximately $721 million versus December 31, 2020. The Company’s substantial indebtedness has, and could continue to have, important consequences for the Company, including:

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

While the majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times since December 2015, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. After holding rates constant in 2021 to support its policy of pandemic relief, on December 15, 2021, the U.S. Federal Reserve signaled a reversal in policy, with at least three interest rate raises expected in 2022 to help curb inflationary pressures. The policy statements and decisions of the U.S. Federal Reserve are uncertain and subject to change depending on economic conditions. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

An increase in interest rates or borrowing costs may also occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (“LIBOR”) as a benchmark reference for short-term interest rates. Such a transition may result in the usage of a higher reference rate for our variable rate debt. The U.S. Federal Reserve has sponsored the Alternative Reference Rates Committee (“ARRC”), which serves as a forum to coordinate and track planning as market participants currently using LIBOR consider (a) transitioning to alternative reference rates where it is deemed appropriate and (b) addressing risks in legacy contracts language given the possibility that LIBOR might stop. On April 3, 2018, the U.S. Federal Reserve began publishing three new reference rates, including the Secured Overnight Financing Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. ARRC has recommended SOFR as the alternative to LIBOR and published fallback interest rate consultations for public comment and a Paced Transition Plan to SOFR use. The Financial Stability Board has taken an interest in LIBOR and possible replacement indices as a matter of risk management. The International Organization of Securities Commissions (“IOSCO”), has been active in this area and is expected to call on market participants to have backup options if a reference rate, such as LIBOR, ceases publication. The International Swaps and Derivatives Association (“ISDA”) has published guidance on interest rate benchmarks and alternatives in July and August 2018. ISDA also published a protocol providing details of the fallback rate conversion methodology in October 2020. It cannot be predicted whether SOFR or another index or indices will become a market standard that replaces LIBOR, and if so, the effects on our future results of operations or financial condition. In October 2021, we entered into a Suspension of Rights Agreement with JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders on the Credit Agreement, dated December 18, 2018 (the “Credit Agreement”), related to our Revolving Credit Facility. Under the Suspension of Rights Agreement, we agreed that borrowings in GBP, EUR and CAD or with an interest period that uses 2-month USD LIBOR will not be available, without consent of the required lenders, until the Credit Agreement is amended to provide for an alternative benchmark rate to replace LIBOR. Any such borrowings would be deemed to be amended to select USD as the currency or to have selected to use 1-month USD LIBOR as the interest period. These uncertainties regarding the possible cessation of LIBOR or their resolution and our current inability to borrow in foreign currencies could adversely impact our interest expense, funding costs, net interest margin, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results.

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

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation (“Moody’s”) downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. As a result of the S&P and Moody's downgrades, certain of the Company’s outstanding senior notes were subject to an interest rate adjustment of 25 basis points for each downgrade, totaling 50 basis points. In addition, the Company’s ability to borrow from the commercial paper market on terms it deemed acceptable or favorable was eliminated and its cost of borrowing increased.

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company will again be in a position to access the commercial paper market, and the interest rates on certain of its outstanding senior notes will be reduced by 25 basis points on an annualized basis. However, any future downgrade by S&P below “BBB-” or further downgrade by Moody’s would further increase the Company’s borrowing costs and continue to adversely affect the Company’s financial results. In addition, in the event of a future reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be further lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market.

The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

See Liquidity and Capital Resources in Item 7.

Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

The Company is required by the SEC to establish and maintain effective internal control over financial reporting that provides reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

The Company has experienced, and in the future may experience again, material weaknesses along with potential problems implementing and maintaining adequate internal controls. Failure to maintain effective internal controls, including any failure to implement required new or improved controls, could result in our inability to conclude that the Company has effective internal control over financial reporting. If the Company cannot meet its financial reporting obligations in a timely and reliable manner, or prevent fraud, the public perception of the Company and its securities may be harmed, and it may be unable to raise capital on favorable terms in the future or otherwise, which could have a negative impact on the Company's financial condition.

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

During the years ended December 31, 2021, 2020 and 2019, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $60 million, $1.5 billion and $1.2 billion, respectively, in continuing operations and $112 million, in discontinued operations in 2019. Future events or factors may occur that would adversely affect the fair value of the Company’s assets and require impairment charges. Such events or factors may include, but are not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s recent history of impairment charges, there is minimal difference between the estimated fair values and the carrying values of some of its intangible assets, increasing the possibility of future impairment charges. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 7 of Notes to Consolidated Financial Statements.

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

The Company may decide to sell or discontinue certain businesses or product lines in the future based on an evaluation of performance and strategic fit. On February 6, 2022, the Company signed a definitive agreement to sell its CH&S business unit to Resideo Technologies, Inc., for a purchase price of $593 million, subject to customary working capital and transaction adjustments. This transaction is expected to be completed by the end of the first quarter of 2022, subject to customary closing conditions, including regulatory approval.

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

The Company is subject to various federal, state and foreign laws and regulations. As further described in Footnote 18 of the Notes to the Consolidated Financial Statements, the Company is also subject to third party litigation. The potential outcomes of third-party litigation, if insured, could exceed policy limits, resulting in significant costs and expenses. The Company could be responsible for any settlement or judgment over the amount of available insurance coverage or for the entire settlement or judgment, if not insured. In the ordinary course of business, the Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. The Company previously disclosed that it had received a subpoena and related informal document requests from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information. The Company also received a subpoena relating to disclosures on the potential impact of U.S. Treasury regulations in June 2021, as further described below. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies may be time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2021. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. On June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations, as further described in Footnote 11 - Income Taxes of the Notes to the Consolidated Financial Statements.

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

In addition to operational standards, environmental laws also impose obligations on various entities to investigate and/or clean up contaminated properties or to pay for the cost of such activities, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for investigation and/or remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed of wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See “Environmental Matters” in Footnote 18 of the Notes to Consolidated Financial Statements for a further discussion of these and other environmental-related matters.

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

In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. Similar to product liability claims, the Company faces exposure to class action lawsuits related to the performance, safety or advertising of its products. Such class action suits could result in substantial monetary judgments and, injunctions related to the sale of products and could potentially tarnish the Company’s reputation.

Although the Company maintains product liability insurance in amounts that it believes are reasonable, that insurance is, in most cases, subject to significant self-insured retentions for which the Company is responsible, and the Company cannot assure you that it will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. The Company does not maintain insurance against many types of claims involving alleged product defects other than personal injury or property damage. Additionally, the Company does not maintain product recall insurance and may not have insurance coverage for claims asserted in consumer class action lawsuits that seek monetary compensation unrelated to personal injury and/or property damage, such as claims related to the marketing or warranty of the product. As a result, product recalls, product liability claims and other product-related claims could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company spends substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. As a result, these types of claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company holds numerous design and utility patents covering a wide variety of products. The Company cannot be sure that it will receive patents for any of its patent applications or that any existing or future patents that it receives or licenses will provide competitive advantages for its products. The Company also cannot be sure that competitors will not challenge and potentially invalidate any existing or future patents that the Company receives or licenses. In addition, patent rights may not prevent competitors from developing, using or selling products that are similar or functionally equivalent to the Company’s products.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impaired.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, such a finding could result in the need to cease use of such intellectual property in the Company’s business, as well as the obligation to pay for past infringement. If rights holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for continued use of those rights. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Even if the Company is not found to infringe a third party’s intellectual property rights, claims of infringement could adversely affect the Company’s business. The Company could incur significant legal costs and related expenses to defend against such claims, and the Company could incur significant costs associated with discontinuing to use, provide, or manufacture certain products, or services even if it is ultimately found not to have infringed such rights.

Climate change and increased focus by governmental and non-governmental organizations and customers on sustainability issues, including those related to climate change, may adversely affect our business and financial results.

Certain scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

Federal, state, and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability is resulting in new legislations, regulations and customer requirements that could negatively affect us, as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s supply chain, could adversely affect our operations and financial results.

More specifically, legislative, or regulatory actions related to climate change could adversely impact the Company by increasing our energy costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

The Company's primary corporate offices are located in an owned office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2021, the Company's global physical presence included approximately 55 manufacturing facilities (20 in the U.S.), approximately 70 regional distribution centers and warehouses (35 in the U.S.), approximately 140 offices for sales, research and development and administrative purposes (40 in the U.S.), as well as approximately 315 retail stores (300 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (90% in the U.S.), which primarily reflect the Yankee Candle retail stores.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS (AS OF DECEMBER 31, 2021)

Name	Age	Title
Ravichandra K. Saligram	65	President and Chief Executive Officer
Christopher H. Peterson	55	Chief Financial Officer & President, Business Operations
Bradford R. Turner	49	Chief Legal and Administrative Officer and Corporate Secretary
Stephen B. Parsons	57	Chief Human Resources Officer
Michal J. Geller	49	President, e-Commerce and Digital
Michael M. Hayes	53	Chief Customer Officer
Laurel M. Hurd	52	Segment President, Learning and Development
Kristine K. Malkoski	61	Business Unit CEO, Food
Michael P. McDermott	51	Business Unit CEO, Commercial
James A. Pisani	55	Business Unit CEO, Outdoor and Recreation
Christine M. Robins	56	Business Unit CEO, Home Appliances

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

Michal J. Geller has served as President, e-Commerce and Digital of the Company since April 2021. Prior to joining the Company, from March 2016 to March 2021, Mr. Geller served as Senior Vice President, Global e-Commerce marketing and Data Science at PepsiCo. Prior to joining PepsiCo, Mr. Geller spent almost ten years in a variety of business, technology and marketing roles including a leadership role on one of Amazon’s Mom-Focused sites, building Amazon’s digital coupon business and leading Amazon’s Gift Card business. Prior to joining Amazon, Mr. Geller was in leadership positions in several technology-based companies, including two that he founded.

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

Laurel M. Hurd has served as Segment President, Learning and Development, leading both Newell Brands' Baby and Writing businesses, since February 2019. Previously, Ms. Hurd was the Division Chief Executive Officer for the Company’s Writing division starting in February 2018. From 2016 to February 2018, she served as CEO of the Company’s Baby division. From May 2014 until 2016, Ms. Hurd was President of Baby and Parenting, leading the acquisition of Baby Jogger and later assuming leadership of the Home and Baby segment, including the Calphalon, Goody, and Rubbermaid consumer brands. From 2012 to 2014, Ms. Hurd was Vice President, Global Development, leading both Marketing and Research & Development for the Graco, Aprica, and Teutonia brands globally. Ms. Hurd has served on the Board of Directors of Thor Industries since August 2021.

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

Michael P. McDermott has served as Business Unit CEO, Commercial of the Company since January 2020. Prior to joining the Company, Mr. McDermott served as President of Omni-Channel Retail at Bass Pro Shops in 2019. Previously, Mr. McDermott served as Executive Vice President and Chief Customer Officer at Lowe's Companies Inc. from 2016 to 2019; Chief Merchandising Officer from 2014 to 2016; and Senior Vice President from 2013-2014. Prior to working with Lowe's Companies Inc., Mr. McDermott held various management roles at General Electric Company.

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

Christine M. Robins has served as Business Unit CEO, Home Appliances of the Company since June 2020. Prior to joining the Company, from June 2014 to August 2019, Ms. Robins served as President and Chief Executive Officer at Char-Broil, LLC, a manufacturer of gas, charcoal and electric grills, smokers, fryers, and grilling accessories. Prior to joining Char-Broil, LLC, from 2009 to 2014, Ms. Robins was President, CEO and Board Member at BodyMedia, Inc., a medical and consumer technology company. From 2006 to 2009, she was President and CEO of Philips Oral Healthcare, a global division of Philips Electronics. Prior thereto, from 2005 to 2006, Ms. Robins served as Vice President of Global Innovation and Marketing for Philips Oral Healthcare. Ms. Robins began her career in finance and brand management and served in various roles at S.C. Johnson & Son, Inc., a consumer products company. Ms. Robins has served on the board of Husqvarna Group, a Swedish manufacturer of outdoor power equipment since 2017.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 4, 2022 there were 9,033 stockholders of record.

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
The graph below compares total stockholder return on the Company’s common stock from December 31, 2016 through December 31, 2021 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the Dow Jones (“DJ”) Consumer Goods Index, assuming a $100 investment made on December 31, 2016. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Newell Brands Inc
S&P 500 index
DJ Consumer Goods Index

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the three months ended December 31, 2021:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	14,746	24.25	—	—
December	—	—	—	—
Total	14,746	$24.25	—

(1)All shares purchased during the three months ended December 31, 2021, were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which were purchased by the Company based on their fair market value on the vesting date.

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program, effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners as permitted by federal securities laws and other legal requirements.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2021 Annual Report and the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this 2021 Annual Report. The following “Business Strategy” and “Recent Developments” sections below is a brief presentation of our business and certain significant items addressed in this section or elsewhere in this 2021 Annual Report. This section should be read along with the relevant portions of this 2021 Annual Report for a complete discussion of the events and items summarized below.

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, FoodSaver, Calphalon, Sistema, Sharpie, Paper Mate, Dymo, EXPO, Elmer’s, Yankee Candle, Graco, NUK, Rubbermaid Commercial Products, First Alert, Spontex, Coleman, Campingaz, Oster, Sunbeam and Mr. Coffee. Newell Brands' beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.
Business Strategy

The Company is continuing to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The strategy, developed in 2019, is designed to:

•Drive sustainable top line growth by focusing on innovation, sharpening brand positioning, strengthening the international businesses, enhancing digital marketing and omni-channel capabilities, and building customer relationships;
•Improve operating margins by driving productivity and overhead savings, while reinvesting in the business;
•Accelerate cash conversion cycle by focusing on cash efficiency and improving key working capital metrics;

•Strengthen the portfolio by investing in attractive categories that are aligned with its capabilities and strategy and optimizing product mix; and
•Strengthen organizational capabilities and employee engagement by building a winning team and focusing the best people on the right things.

The Company is implementing this strategy while addressing key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape; continued macroeconomic and political volatility; significant inflationary and supply chain pressures, and an evolving regulatory landscape. The coronavirus (COVID-19) pandemic and its impact to the Company’s business resulted in the acceleration of the turnaround initiatives in many respects.

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative that was announced in the third quarter of 2021 is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network.
Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	BRK, First Alert, Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnotes 1 and 17 of the Notes to the Consolidated Financial Statements for further information.

Recent Developments

Sale of Connected Home & Security Business

On February 6, 2022, the Company signed a definitive agreement to sell its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc., for a purchase price of $593 million, subject to customary working capital and transaction adjustments. The transaction is expected to be completed by the end of the first quarter of 2022, subject to customary closing conditions, including regulatory approval.

See Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Footnotes 1 and 17 of the Notes to Consolidated Financial Statements for further information.

Coronavirus (COVID-19)

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. Of its 135 manufacturing and distribution facilities, approximately 20 were temporarily closed at the end of the first quarter of 2020, the most significant of which were its South Deerfield, Massachusetts, Home Fragrance plant, its Mexicali, Mexico and India Writing facilities, and its Juarez, Mexico Connected Home and Security facility, all of which were closed in accordance with applicable government guidelines. The majority of the Company’s manufacturing and distribution facilities reopened during the second and third quarter of 2020 and have since been operating at or near capacity with inventory levels replenished. The Company does, however, continue to face significant product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, including port congestion, constrained shipping container availability and delays in carrier pickup, which have negatively impacted the Company's ability to satisfy demand for its products, creating order backlog in a number of categories. The Company also continues to face significantly higher than expected inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold for 2021. These various disruptions are expected to persist, at least in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick and mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March of 2020 due to COVID-19. These stores reopened by the end of the third quarter of 2020 and have remained open since.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. Certain of the Company’s product categories benefited from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses were negatively impacted but have seen positive momentum with an increase in demand post lockdowns, in particular Writing, Baby and Home Fragrance. While the seasonality of its businesses reverted to historical trends in 2021, uncertainty still remains over the volatility and direction of future consumer demand patterns.

The Company believes the extent of the impact of the COVID-19 pandemic on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and work restrictions, operational or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that may become available to the general public in the future, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens.

With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of COVID-19 and currently plans to mandate vaccinations for its U.S. employees.

See Results of Operations, Critical Accounting Estimates and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

Goodwill and Other Indefinite-Lived Intangible Asset Impairments

During the fourth quarter of 2021, in connection with its annual impairment testing, the Company recorded non-cash impairment charges of $29 million and $31 million associated with tradenames in the Commercial Solutions and Learning and Development segments, respectively. See Results of Operations, Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Debt Redemption

On November 22, 2021, the Company redeemed its 4.00% senior notes due June 2022 at a redemption price equal to 102% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $259 million, and the Company recorded a debt extinguishment loss of $5 million.

See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

2022 Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program, effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners as permitted by federal securities laws and other legal requirements.
Results of Operations
Consolidated Operating Results 2021 vs. 2020

	Years Ended December 31,
(in millions, except per share data)	2021	2020	$ Change	% Change
Net sales	$10,589	$9,385	$1,204	12.8%
Gross profit	3,296	3,079	217	7.0%
Gross margin	31.1%	32.8%

Operating income (loss)	946	(634)	1,580	NM
Operating margin	8.9%	(6.8)%

Interest expense, net	256	274	(18)	(6.6)%
Loss on extinguishment of debt	5	20	(15)	(75.0)%
Other (income) expense, net	(8)	78	(86)	NM
Income (loss) before income taxes	693	(1,006)	1,699	NM
Income tax provision (benefit)	121	(236)	357	NM
Income tax rate	17.4%	23.5%

Net income (loss)	$572	$(770)	1,342	NM

Diluted earnings (loss) per share - attributable to common shareholders	$1.34	$(1.82)
NM — NOT MEANINGFUL

Net sales for 2021 increased 13%, with all segments and major geographic regions showing growth. This growth reflects favorable net pricing (including lower promotion spending with customers), as well as strong demand for the hand protection, garage and outdoor organization, kitchen appliance, fresh preserving, cookware, bakeware, scented candle, baby gear, writing, labeling, and outdoor categories. Net sales growth was negatively impacted by supply chain shortages and logistical challenges which the Company expects to continue into 2022. Changes in foreign currency favorably impacted net sales by $101 million, or 1%.

Gross profit for 2021 increased 7% and gross profit margin declined to 31.1% as compared with 32.8% in the prior year period. The increase in gross profit was driven by gross volume leverage, gross productivity and favorable net pricing, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions. Changes in foreign currency exchange rates favorably impacted gross profit by $30 million, or 1%.

Notable items impacting operating income (loss) for 2021 and 2020 are as follows:

	Years Ended December 31,
(in millions)	2021	2020	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$60	$1,491	$(1,431)
Restructuring (See Footnote 4) and restructuring-related (a)	46	44	2
Transactions and other costs (b)	37	26	11

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2021 were $22 million and $8 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2020 were $4 million and $19 million, respectively, and primarily relate to accelerated depreciation associated with restructuring activities. Restructuring costs for 2021 and 2020 were $16 million and $21 million, respectively.
(b)Transaction and other costs for 2021 and 2020 primarily related to completed divestitures and fees for certain legal proceedings.

Operating income increased to $946 million in 2021 as compared to an operating loss of $634 million in 2020. The operating results in the prior year period included $1.5 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangibles and other assets. The current year performance reflected the gross profit performance noted above and cost savings from Yankee Candle retail store closures, partially offset by higher incentive compensation expense and advertising and promotional costs. The year-over-year comparison of the Company's operating results to the prior year reflects the impact of the most depressed consumption levels resulting from the COVID-19 related lockdowns which occurred in the second quarter of 2020, and the lapping of the improved operating performance in the second half of 2020, as the Company's manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, the Company's operating results for 2021 were impacted by the volatility and uncertainty of the direction of demand patterns, as well as continued inflation and supply chain shortages and logistical challenges which the Company expects to continue into 2022.

Interest expense, net for 2021 decreased primarily due to lower debt levels. The weighted average interest rates for 2021 and 2020 were approximately 4.7% and 4.6%, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

The loss on the extinguishment of debt of $5 million and $20 million for 2021 and 2020, respectively, are related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information.

Other (income) expense, net, for 2021 and 2020 include the following items:

	Years Ended December 31,
(in millions)	2021	2020
Pension settlement and non-service costs, net (See Footnote 11)	$—	$53
Foreign exchange losses, net (See Footnote 10)	8	17
(Gain) loss on disposition of businesses, net (See Footnote 2)	(4)	9
Other gains, net	(12)	(1)
	$(8)	$78

The income tax provision for 2021 was $121 million as compared to benefit of $236 million in 2020. The effective tax rate for 2021 was 17.4% as compared to 23.5% in 2020. The change in effective tax provision is driven primarily by the impact of goodwill impairment charges in the prior-year, the geographic mix of where income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings and certain discrete items. The income tax provision for the year ended December 31, 2021 included a net valuation allowance decrease of $27 million, primarily related to NOLs in the U.K. and Luxembourg, and other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations.

See Footnote 12 of the Notes to Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on U.S. Treasury Regulations enacted in 2020.

Business Segment Operating Results 2021 vs. 2020

Commercial Solutions

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,953	$1,859	$94	5.1%

Operating income (loss)	123	(89)	212	NM
Operating margin	6.3%	(4.8)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$29	$320	$(291)
NM - NOT MEANINGFUL

Commercial Solutions net sales for 2021 increased 5% which reflected sales growth in both the Commercial and Connected Home and Security business units. The Commercial business unit performance reflected the impact of favorable net pricing as well as increased demand in the hand protection and garage and outdoor organization categories, partially offset by a decline in demand for consumable washroom products as well as supply chain shortages and logistical constraints. The increase in net sales in the Connected Home and Security business unit was primarily due to higher demand from retail and contractor channels, partially offset by supply chain shortages and logistical constraints. The increase in net sales in the Connected Home and Security business also reflected the lapping of the prior-year impact of lower demand and store closures. Changes in foreign currency favorably impacted net sales by $12 million, or 1%.

Operating income for 2021 increased to $123 million as compared to operating loss of $89 million in 2020. The improvement in operating results is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, as well as gross profit leverage, including the lapping of the prior-year absorption impact associated with the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic, gross productivity and pricing. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Home Appliances

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,738	$1,539	$199	12.9%

Operating income (loss)	70	(238)	308	NM
Operating margin	4.0%	(15.5)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$287	$(287)
NM — NOT MEANINGFUL

Home Appliances net sales for 2021 increased 13%, which reflects net pricing and strong sales growth, primarily in North America and Latin America, partially offset by supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $11 million, or 1%.

Operating income for 2021 increased to $70 million as compared to operating loss of $238 million in 2020. The improvement in operating results is primarily due to the lapping of prior year non-cash impairment charges of goodwill and certain indefinite-lived intangible assets, as well as gross profit leverage, most notably from North America and Latin America, gross productivity and pricing, partially offset by significant input cost inflation associated with sourced finished goods and transportation, as well as higher labor costs and advertising and promotional costs.

Home Solutions

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,386	$2,138	$248	11.6%

Operating income (loss)	313	(2)	315	NM
Operating margin	13.1%	(0.1)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	—	302	(302)
NM — NOT MEANINGFUL

Home Solutions net sales for 2021 increased 12%, due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected the impact of favorable net pricing as well as increased demand across the fresh preserving, and cookware and bakeware categories, partially offset by supply chain shortages and logistical constraints. The increase in Home Fragrance sales was primarily due to increases in the retail channel in the U.S. and Europe, as well as, Yankee Candle retail stores, partially offset by supply chain shortages, logistical constraints and permanent Yankee Candle retail store closures in the prior year. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures and supply chain disruptions resulting from temporary closure of its key manufacturing facility in Massachusetts, both resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $33 million, or 1%.

Operating income for 2021 increased to $313 million as compared to operating loss of $2 million in 2020. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of goodwill, certain indefinite-lived intangible assets and other assets, gross profit leverage, including the lapping of the prior year absorption impact associated with the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, gross productivity and pricing. The increase in operating income also reflected savings from Yankee Candle retail store closures and the exiting of its fundraising business in the prior year. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Learning and Development

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$3,028	$2,557	$471	18.4%

Operating income	594	359	235	65.5%
Operating margin	19.6%	14.0%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$31	$100	$(69)

Learning and Development net sales for 2021 increased 18% primarily due to strong sales performance in the Baby and Writing business units as they lap the negative prior-year impact of shifting consumer demand, temporary store closures and supply chain disruption resulting from the COVID-19 pandemic. The Baby business unit performance reflected favorable net pricing as well as increased demand in the baby gear and infant care categories, driven in part by government-related stimulus spending in the U.S. The Writing business unit performance reflected favorable net pricing as well as strong demand in the pens, markers, fine writing and labeling categories, driven by return to in-person learning and gradual reopening of more offices, partially offset by previous divestitures and business exits as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $29 million, or 1%.

Operating income for 2021 increased to $594 million as compared to $359 million in the prior year period. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, pricing, gross productivity and gross profit leverage, including the prior year absorption impact of certain temporary manufacturing closures, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,484	$1,292	$192	14.9%

Operating income (loss)	89	(420)	509	NM
Operating margin	6.0%	(32.5)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$—	$482	$(482)
NM — NOT MEANINGFUL

Outdoor and Recreation segment net sales for 2021 increased 15% primarily due to favorable net pricing and improvement in consumer purchasing patterns for outdoor equipment, partially offset by supply chain shortages and logistical constraints. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and temporary store closures resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $16 million, or 1%.

Operating income for 2021 was $89 million as compared to operating loss of $420 million in the prior year period. This improvement was primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, gross profit leverage, pricing and gross productivity, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation. The operating margin in the current year was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Consolidated Operating Results 2020 vs. 2019

	Years Ended December 31,
(in millions, except per share data)	2020	2019	$ Change	% Change
Net sales	$9,385	$9,715	$(330)	(3.4)%
Gross profit	3,079	3,219	(140)	(4.3)%
Gross margin	32.8%	33.1%

Operating loss	(634)	(482)	(152)	(31.5)%
Operating margin	(6.8)%	(5.0)%

Interest expense, net	274	303	(29)	(9.6)%
Loss on extinguishment of debt	20	28	(8)	(28.6)%
Other expense, net	78	39	39	100.0%
Loss before income taxes	(1,006)	(852)	(154)	(18.1)%
Income tax benefit	(236)	(1,038)	802	77.3%
Income tax rate	23.5%	121.9%

Net income (loss)	$(770)	$107	$(877)	NM

Diluted earnings (loss) per share - continuing operations	$(1.82)	$0.44
Diluted loss per share - discontinued operations	—	(0.19)
Diluted earnings (loss) per share - attributable to common shareholders	$(1.82)	$0.25
NM — NOT MEANINGFUL

Net sales for 2020 decreased 3%, due to a decline in sales within Learning and Development and Outdoor and Recreation segments. The Learning and Development segment was impacted by changes in consumer purchasing patterns as well as delays and limited opening of schools and offices caused by the COVID-19 pandemic. Net sales in the Outdoor and Recreation segment were impacted by lower overall demand. The net sales decline was partially offset by growth in the Home Appliances, Commercial Solutions and Home Solutions segments due to an increase in demand, notably through online channels. Changes in foreign currency exchange rates unfavorably impacted net sales by $108 million, or 1%.

Gross profit for 2020 decreased 4% and gross profit margin declined to 32.8% as compared with 33.1% in 2019. The gross margin decline was driven by higher costs associated with lower sales volume and certain temporary manufacturing closures, primarily during the first half of 2020, as well as business unit mix and inflation related to input costs. The decline in gross margin also reflected increased costs across most of its business units related to the COVID-19 pandemic, including increased employee costs, such as expanded benefits and frontline incentives, and other costs, such as procurement of personal protective equipment. The gross profit decline was partially offset by the cumulative depreciation expense recorded during 2019, as a result of the Company’s decision to retain the Rubbermaid Outdoor, Closet, Refuse, Garage and Cleaning businesses and the Mapa/Spontex and Quickie businesses (collectively referred to as the “Commercial Business”), as well as gross productivity and lower product recall costs. Changes in foreign currency exchange rates unfavorably impacted gross profit by $25 million, or 1%.

Notable items impacting operating loss for 2020 and 2019 are as follows:

	Years Ended December 31,
(in millions)	2020	2019	$ Change
Impairment of intangible assets (See Footnote 7)	$1,491	$1,213	$278
Restructuring and restructuring-related (See Footnote 4) (a)	44	82	(38)
Held for sale depreciation and amortization catch-up adjustments (See Footnotes 6 and 7) (b)	—	57	(57)
Product recall costs	2	20	(18)
Transactions and other costs (c)	24	41	(17)
(a)Restructuring-related costs reported in cost of products sold and SG&A for 2020 were $4 million and $19 million, respectively, and primarily related to facility closures. Restructuring-related costs for 2019 were $16 million reported in cost of products sold and $39 million reported in SG&A and primarily relate to accelerated depreciation associated with restructuring activities. Restructuring costs for 2020 and 2019 were $21 million and $27 million, respectively.
(b)Amounts reported in cost of products sold and SG&A for 2019 were $48 million and $9 million, respectively.
(c)Transaction and other costs for 2020 and 2019 primarily reflect fees for certain legal proceedings and other costs associated with completed divestitures.

Operating loss increased to $634 million in 2020 as compared to $482 million in 2019. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $1.5 billion recorded in 2020 as compared to $1.2 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019, which included non-cash impairment charges of goodwill for businesses previously classified as held for sale. This performance was partially offset by productivity improvement from various initiatives, lower restructuring and restructuring-related charges, lower overhead costs and discretionary spending, including advertising and promotional costs, cumulative depreciation expense recorded during 2019, as a result of the Company’s decision to retain the Commercial Business, lower transaction and related costs associated with the completion of the Accelerated Transformation Plan (“ATP”) in 2019 and lower costs associated with a product recall in the Outdoor and Recreation segment. See Footnote 7 of the Notes to Consolidated Financial Statements for further information.

Interest expense, net for 2020 decreased primarily due to lower debt levels, slightly offset by higher interest rates due to debt rating downgrades. See Liquidity and Capital Resources for further information. The weighted average interest rates for 2020 and 2019 were approximately 4.6% and 4.4%, respectively.

The loss on the extinguishment of debt of $20 million and $28 million for 2020 and 2019, respectively, were related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information.

Other expense, net for 2020 and 2019 include the following items:

	Years Ended December 31,
(in millions)	2020	2019
Pension-related non-service costs, net (See Footnote 11)	$53	$1
Foreign exchange losses, net (See Footnote 10)	17	13
Fair value equity adjustments (See Footnote 16)	—	21
Loss on disposition of businesses (See Footnote 2)	9	—
Other (gains) losses, net	(1)	4
	$78	$39

Income tax benefit for 2020 was $236 million as compared to $1.0 billion in 2019. The effective tax rate for 2020 was 23.5% as compared to 121.9% in 2019. The income tax benefit for 2020 primarily relates to the impact of goodwill impairment charges, discrete tax benefits associated with the execution of certain tax planning strategies, $53 million for a reduction in valuation allowance related to integration of certain U.S. operations, and $54 million for a reduction of an uncertain tax position due to a statute of limitation expiration, partially offset by $47 million of deferred tax effects associated with certain outside basis differences and tax expense of $27 million related to a change in the tax status of certain entities upon Internal Revenue Service approval. The income tax benefit for 2019 primarily relates to a benefit of $522 million related to the deferred tax effects associated with the internal realignment of certain intellectual property rights, a benefit of $227 million associated with a taxable loss related to the impairment of certain assets and the pre-tax net loss for the year. See Footnote 12 of the Notes to Consolidated Financial Statements for information.

Business Segment Operating Results 2020 vs. 2019

Commercial Solutions

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,859	$1,779	$80	4.5%

Operating loss	(89)	(139)	50	36.0%
Operating margin	(4.8)%	(7.8)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$320	$310	$10
Held for sale depreciation and amortization catch-up adjustment (See Footnotes 6 and 7)	—	57	(57)

Commercial Solutions net sales for 2020 increased 4% which reflected sales growth in the Commercial business unit, partially offset by decline in the Connected Home and Security business unit. The Commercial business unit performance reflected increased demand in consumable washroom, refuse, hand protection, and outdoor and laundry categories, partially offset by weakness in food service and hospitality channels as a result of the ongoing COVID-19 pandemic. The decline in net sales in the Connected Home and Security business unit was primarily due to the ongoing COVID-19 pandemic, which shifted consumer purchasing patterns and caused supply chain constraints, impacting sales to its retail and contractor channels. Changes in foreign currency exchange rates unfavorably impacted net sales by $18 million, or 1%.

Operating loss decreased to $89 million in 2020 as compared to $139 million in 2019. The improvement in operating results was primarily due to the cumulative depreciation and amortization expense adjustment in 2019, as a result of the Company’s decision to retain the Commercial Business. The improvement in the operating results also reflects cost containment initiatives to mitigate the impact of the COVID-19 pandemic while facilities were closed, including employee furloughs, gross productivity and lower discretionary spending, including advertising and promotional costs. This operating performance was partially offset by the higher costs in Connected Home and Security associated with lower sales volumes and the temporary closure of its key manufacturing facility in Mexico during the first half of 2020, as well as higher non-cash impairment charges of goodwill and certain indefinite-lived intangible assets.

Home Appliances

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,539	$1,500	$39	2.6%

Operating loss	(238)	(573)	335	58.5%
Operating margin	(15.5)%	(38.2)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	287	600	(313)

Home Appliances net sales for 2020 increased 3% which reflected strong sales growth driven by category growth in stay at home products including cooking appliances, most notably in Latin America, the U.K. and Australia. This performance was partially offset by continued loss in domestic market share in North America for certain appliance categories driven by the success of newly launched competitor products. Changes in foreign currency exchange rates unfavorably impacted net sales by $77 million, or 5%.

Operating loss decreased to $238 million in 2020 as compared to $573 million in 2019. Operating loss included non-cash impairment charges of goodwill and certain indefinite-lived intangible assets of $287 million recorded in 2020 as compared to $600 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019. Operating results were also favorably impacted by improvements in productivity and lower discretionary spending, including advertising and promotional costs, partially offset by transactional foreign exchange losses in Latin America.

Home Solutions

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$2,138	$2,067	$71	3.4%

Operating income (loss)	(2)	10	(12)	NM
Operating margin	(0.1)%	0.5%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$302	$158	$144
NM — NOT MEANINGFUL

Home Solutions net sales for 2020 increased 3% as strong sales performance in the Food business unit was partially offset by sales declines in the Home Fragrance business unit. The increase in Food business unit sales reflected increased demand across the vacuum sealing, fresh preserving and Rubbermaid Food Storage categories, as a result of the ongoing COVID-19 pandemic, partially offset by supply chain disruption related to the temporary closure of the since re-opened Sistema manufacturing facility in New Zealand, as well as supply and capacity constraints negatively affecting the fresh preserving and vacuum sealing categories. The decrease in Home Fragrance sales was primarily due to the temporary closure of all of its North American Yankee Candle retail stores, supply chain disruptions resulting from the temporary closure of its key manufacturing facility in Massachusetts and the temporary closure of certain third-party retail stores in the first half of 2020 as a result of the ongoing COVID-19 global pandemic. Yankee Candle retail stores re-opened during the third quarter of 2020. The decrease in Home Fragrance sales also reflected the exit of 77 underperforming Yankee Candle retail stores as well as the exiting of its fundraising business in third quarter of 2020. Changes in foreign currency exchange rates favorably impacted net sales by $4 million.

Operating loss for 2020 was $2 million as compared to operating income of $10 million in 2019. Operating results were unfavorably impacted by higher costs associated with lower sales volume in the Home Fragrance business unit and the temporary closure of its key manufacturing facility in Massachusetts during the first half of 2020, non-cash impairment charges of certain indefinite-lived intangible assets of $302 million recorded in 2020 as compared to $158 million of non-cash impairment charges of goodwill and certain indefinite-lived intangible assets recorded in 2019, as well as, non-cash impairment charges of $8 million recorded in 2020 primarily related to operating leases of its Yankee Candle retail store business. These were partially offset by higher gross profit due to higher sales volume in the Food business unit, cost containment initiatives to mitigate the impact of the temporarily closed Yankee Candle retail stores and operating facilities, including employee furloughs, lower discretionary spending, including promotional costs, and gross productivity.

Learning and Development

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$2,557	$2,956	$(399)	(13.5)%

Operating income	359	582	(223)	(38.3)%
Operating margin	14.0%	19.7%

Notable items impacting operating income comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$100	$25	$75

Learning and Development net sales for 2020 decreased 13% primarily due to the shift in consumer purchasing patterns, third-party retail store closures and supply chain disruptions affecting the Writing and Baby business units as a result of the ongoing COVID-19 global pandemic, including the impact of the delayed re-opening of schools and offices. In particular, the ongoing COVID-19 global pandemic negatively impacted consumption patterns of markers, pens and dry erase products. In addition, the net sales decline also reflected softening trends related to sales of slime-related adhesive products, as well as the exiting of the North American distribution of Uniball® products in 2019. Net sales for the Baby business were relatively flat for 2020. Changes in foreign currency unfavorably impacted net sales by $5 million.

Operating income decreased to $359 million in 2020 as compared to $582 million in 2019. Operating income was unfavorably impacted by lower sales as mentioned above, higher costs associated with lower sales volume and certain temporary manufacturing closures, higher non-cash impairment charges and increased costs associated with the COVID-19 global pandemic, partially offset by lower overhead, productivity improvements and lower discretionary spending, including advertising and promotional costs.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2020	2019	$ Change	% Change
Net sales	$1,292	$1,413	$(121)	(8.6)%

Operating loss	(420)	(66)	(354)	NM
Operating margin	(32.5)%	(4.7)%

Notable items impacting operating loss comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	$482	$120	$362
Product recall costs	2	20	(18)
NM — NOT MEANINGFUL

Outdoor and Recreation segment net sales for 2020 decreased 9% primarily due to a shift in consumer purchasing patterns as a result of the ongoing COVID-19 pandemic, which negatively impacted performance during the first half 2020. During the second half of 2020, demand for outdoor products and coolers, primarily in North America and Asia improved, partially offset by decreased demand in apparel and beverage products. Changes in foreign currency exchange rates unfavorably impacted net sales by $12 million, or 1%.

Operating loss for 2020 was $420 million as compared to $66 million in 2019. This performance was primarily due to higher non-cash impairment charges of certain indefinite-lived intangibles assets, lower sales volume as noted above and unfavorable product mix, partially offset by lower overhead costs and lower discretionary spending, including advertising and promotional costs, as well as lower costs associated with a product recall in 2019, and productivity improvements.
Liquidity and Capital Resources

The Company believes that its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. At December 31, 2021, the Company had cash and cash equivalents of approximately $440 million, of which approximately $330 million was held by the Company’s non-U.S. subsidiaries. In addition, the Company anticipates using after-tax proceeds from the sale of its CH&S business in 2022 towards the pay down of debt and share repurchases.

The Company believes the extent of the impact of the COVID-19 pandemic to its future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company is not able to accurately predict and which will vary by jurisdiction and market. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. See Item 1A. Risk Factors - COVID-19 Related Risks and Financial Risks, for further information.

The table below summarizes the Company's cash activity for 2021, 2020 and 2019 (in millions):

				Increase (Decrease)
Continuing Operations	2021	2020	2019	2021	2020
Cash provided by operating activities	$884	$1,432	$1,090	$(548)	$342
Cash used in investing activities	(268)	(228)	(242)	(40)	14
Cash used in financing activities	(1,143)	(559)	(972)	(584)	413
Discontinued Operations
Cash used in operating activities	$—	$—	$(46)	$—	$46
Cash provided by investing activities	—	—	978	—	(978)
Cash used in financing activities	—	—	(932)	—	932
Total Company
Cash provided by operating activities	$884	$1,432	$1,044	$(548)	$388
Cash provided by (used in) investing activities	(268)	(228)	736	(40)	(964)
Cash used in financing activities	(1,143)	(559)	(1,904)	(584)	1,345
Exchange rate effect on cash, cash equivalents and restricted cash	(17)	5	(1)	(22)	6
Increase (decrease) in cash, cash equivalents and restricted cash	$(544)	$650	$(125)	$(1,194)	$775

The Company tends to generate the majority of its operating cash flow in third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities for 2021 reflects inventory build to support forecasted demand, including the impact of significant input cost inflation, supply chain shortages and logistical challenges, as well as higher annual incentive compensation payments, partially offset by benefits from extension of payment terms for goods and services with vendors and higher accounts receivable sold under the Customer Receivables Purchase Agreement in the current year. In addition, this performance reflects the impact of the COVID-19 pandemic in the prior year, which included lower operating results and favorable working capital performance.

The change in net cash provided by operating activities for 2020 is primarily due to successful working capital initiatives, which included: the extension of payment terms for goods and services with vendors, enhanced customer credit review, collections processes and evaluation of supply purchases and focused inventory management. In addition, net cash from operating activities benefited from higher accounts receivable sold under the Customer Receivables Purchase Agreement and a timing benefit from higher payables due to inventory build to support demand. The change in net cash was partially offset by higher annual incentive compensation payments in 2020.

See Capital Resources for further information.

Cash Flows from Investing Activities

The change in net cash used in investing activities for 2021 was primarily due to higher capital expenditures.

The change in net cash used in investing activities for 2020 was primarily due to higher proceeds from the sale of divested businesses in 2019, partially offset by lower capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities for 2021 was primarily due to proceeds from the issuance of senior notes in the prior year and payments of long-term debt in the current year as well as the acquisition of noncontrolling interests.

The change in net cash used in financing activities for 2020 was primarily due to higher payments of long-term debt in 2019, as well as proceeds from the issuance of the $500 million, 4.875% senior notes due June 2025 in 2020.

See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Capital Resources

On November 22, 2021, the Company redeemed its 4.00% senior notes due June 2022 at a redemption price equal to 102% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $259 million, and the Company recorded a debt extinguishment loss of $5 million.

On September 28, 2021, the Company redeemed its 3.75% senior notes due October 2021 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

On March 1, 2021, the Company redeemed its 3.15% senior notes due April 2021 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the redemption date.

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interests was approximately $5 million. As a result of the partial debt repurchase, the Company recorded an immaterial loss.

The Company has the ability to borrow under its existing Revolving Credit Facility (the “Credit Revolver”) and Accounts Receivable Securitization Facility (the “Securitization Facility”). Under the Company's $1.25 billion Credit Revolver that matures in December 2023, the interest rate is London Interbank Offered Rate (“LIBOR”) rate plus 127.5 basis points. The Credit Revolver provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. At December 31, 2021 there were approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.2 billion. There were no borrowings outstanding under the Credit Revolver or commercial paper borrowings at December 31, 2021.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. In addition, if economic conditions caused by the COVID-19 pandemic do not improve or otherwise worsen, our earnings and operating cash flows could be negatively impacted, which could impact our ability to maintain compliance with our financial covenants and require us to seek amendments to the Credit Revolver. The Company was in compliance with all of its debt covenants at December 31, 2021.

The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At December 31, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Factored receivables at the end of 2021 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $500 million, an increase of approximately $150 million from December 31, 2020. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations.

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation (“Moody’s”) downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. As a result of the S&P and Moody's downgrades, certain of the Company’s outstanding senior notes currently aggregating to approximately $4.2 billion were subject to an interest rate adjustment of 25 basis points for each downgrade, totaling 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment increased the Company’s annualized interest expense by approximately $21 million. In addition, the Company’s ability to borrow from the commercial paper market on terms it deemed acceptable or favorable was eliminated and its cost of borrowing increased. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades.

On February 11, 2022, S&P upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company will again be in a position to access the commercial paper market, up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Credit Revolver. In addition, the interest rates on certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion will decrease by 25 basis points, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022) as a result of the S&P upgrade. However, these senior notes will remain subject to the interest rate adjustment of 25 basis points resulting from the 2020 debt rating downgrade by Moody’s, which has an annualized impact on interest expense of approximately $11 million. Furthermore, the Company may be required to pay a higher interest rates in future financings, and its potential pool of investors and funding sources could decrease, as a result of any future downgrades.

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program, effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners as permitted by federal securities laws and other legal requirements. The repurchase of additional shares in the future will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

The Company currently believes its capital structure and cash resources will continue to support the funding of future dividends and the Company will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.
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

Fair Value Hedges

At December 31, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps, maturing in January and February 2025, respectively, with an aggregate notional amount of $900 million. During the third quarter of 2021, the Company entered into another cross-currency swap with a notional amount of $358 million, maturing in September 2027. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2021 and 2020, the Company recognized income of $16 million and $14 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) (“AOCL”) and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2021, the Company had approximately $523 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2021, the Company had approximately $1.6 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, 2021 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$10
Fair value hedges:
Interest rate swaps	3
Net investment hedges:
Cross-currency swaps	(23)
Derivatives not designated as effective hedges:
Foreign currency contracts	(7)
Total	$(17)
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2021, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect, that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2021. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (1)	$4,913	$3	$1,291	$2,532	$1,087
Interest on debt (2)	1,961	245	413	284	1,019
Lease obligations (3)	705	145	218	144	198
Purchase obligations (4)	1,267	529	260	114	364
Tax obligations (5)	81	21	60	—	—
Total (6)	$8,927	$943	$2,242	$3,074	$2,668

(1)Amounts represent contractual obligations based on the earliest date that the obligation may become due, including finance leases, excluding interest, based on borrowings outstanding at December 31, 2021. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.
(2)Amounts represent estimated interest payable on borrowings outstanding at December 31, 2021, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect at December 31, 2021. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.
(3)Amounts represent lease liabilities on operating leases at December 31, 2021. See Footnote 13 of the Notes to Consolidated Financial Statements.
(4)Primarily consists of purchase commitments with suppliers entered into at December 31, 2021, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)Represents the future cash payments related to 2017 Tax Reform, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings.

(6)Total does not include contractual obligations reported on the December 31, 2021 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company has entered into agreements for certain right of use operating leases that it has not yet taken possession of and are not reflected in the Consolidated Balance Sheet at December 31, 2021. The total future obligations of these right of use operating leases have been excluded from the preceding table and are approximately $130 million. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $457 million in unrecognized tax benefits at December 31, 2021, is excluded from the preceding table. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2021, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2021, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4) (ii) of Regulation S-K.

Critical Accounting Estimates

The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The Company’s most critical accounting policies, which are those that have or are reasonably likely to have a material impact on its financial condition and results of operations, are described below.

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

Revenue is measured as the amount of consideration for which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company applies judgment, including contractual rates and historical payment trends, when estimating variable consideration.

In addition, the Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis.

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
Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2021, the carrying values for total goodwill and indefinite-lived intangible assets were $3.5 billion and $2.3 billion, respectively.

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

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting its latest projections which included, among other things, the impact of significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor on its operations at the time the Company performed its impairment testing.

There was no goodwill impairment recorded in conjunction with the Company’s annual impairment testing in the fourth quarter, and, as of December 31, 2021, there were no reporting units with fair values within 10% of the associated carrying values. Additionally, a hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of each reporting unit would not have resulted in a goodwill impairment charge.

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

During the fourth quarter of 2021, in connection with its annual impairment testing, the Company recorded non-cash impairment charges of $29 million and $31 million associated with tradenames in the Commercial Solutions and Learning and Development segments, respectively, as their carrying values exceeded their fair values, reflecting a downward revision of future expected cash flows, which include the impact of the COVID-19 global pandemic. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in increased impairment charges of approximately $1 million and $7 million, respectively. The remaining value of these tradenames were $5 million and $47 million, respectively.

The remaining tradenames within the Company's Commercial Solutions and Learning and Development segments with no impairment during the fourth quarter of 2021 impairment test had carrying values of $523 million and $436 million, respectively, and fair values in excess of 10% of carrying values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these remaining tradenames would not have resulted in an impairment charge.

There were no impairments of the Company’s tradenames within the Home Appliances, Home Solutions and Outdoor and Recreation segments during the fourth quarter of 2021 impairment test. The carrying value of tradenames within these segments were $58 million, $1.0 billion and $119 million, respectively, and fair values in excess of 10% of the carrying values. An increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would not have resulted in an impairment charge.
At December 31, 2021, all remaining indefinite-lived tradenames had fair values in excess of 10% of their associated carrying values.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

The Company believes the circumstances and global disruption caused by COVID-19 may continue to affect its businesses, future operating results, cash flows and financial condition and that the scope and duration of the pandemic is highly uncertain. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and inflation for commodities, sourced finished goods, transportation and labor. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on the Company's business and the overall economy, there can be no assurance that the Company's estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment testing performed during the fourth quarter of 2021 will prove to be accurate predictions of the future.

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

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. The Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available, with the exception of the Yankee Candle business, where testing is performed at the retail store level. See Footnotes 6, 7, and 13 of the Notes to Consolidated Financial Statements for further information.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2021 and 2020.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: global equities approximately 10% to 30%; fixed income approximately 70% to 90%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2021. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2021, the domestic plan assets were allocated as follows: Equities: approximately 19% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 81%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2021, 2020 and 2019, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $48 million, $178 million and $213 million, respectively, versus an expected return on plan assets of approximately $51 million, $59 million and $59 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2022 are estimated to be approximately $18 million, as compared to the 2021 contributions of approximately $20 million.

The weighted average expected return on plan assets assumption for 2021 was approximately 3.6% for the Company’s pension plans. The weighted average discount rate at the 2021 measurement date used to measure the pension and postretirement benefit obligations was approximately 2.3% and 2.3%, respectively. A 25 basis points decrease in the discount rate at the 2021 measurement date would increase the pension plans’ projected benefit obligation by approximately $58 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At December 31, 2021, the current weighted average healthcare cost trend rate assumption was approximately 6.2%. The current healthcare cost trend rate is assumed to gradually decrease to an ultimate healthcare cost trend rate of 4.5%. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.
International Operations

For 2021, the Company’s non-U.S. businesses accounted for approximately 35% of net sales and 33% for 2020 and 2019 (see Footnote 17 of the Notes to Consolidated Financial Statements).

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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 18 of the Notes to the Condensed

Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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
•the Company's ability to complete planned divestitures, and other unexpected costs or expenses associated with dispositions;
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, which can affect the cost of operating, investing and financing under those conditions. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on hypothetical changes in rates and prices.

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2021, approximately $100 million of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $4.8 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2021, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $1 million and decrease the fair value of debt by approximately $283 million.

While the Company transacts business principally in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian Dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2021, approximately 35% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 9%; British Pound, approximately 6% and Canadian Dollar, approximately 4%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessments - Goodwill and Indefinite-Lived Intangible Assets

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets balances were $3.5 billion and $2.2 billion, respectively, as of December 31, 2021. These assets are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. In 2021, management used a quantitative approach, which involves comparing the fair value of these assets to their carrying value. For goodwill, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is calculated as the difference between these amounts. An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. Fair value is estimated by management using the income approach for goodwill and either the relief from royalty method or the excess earnings method for indefinite-lived intangible assets. Management’s cash flow projections require significant use of judgment and assumptions such as (i) the estimation of future cash flows, business growth rates, terminal values, discount rates, and total enterprise value for goodwill, and (ii) the estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows and contributory asset charges for indefinite-lived intangible assets. During the fourth quarter of 2021, in conjunction with its annual impairment testing, management recorded an impairment charge of $60 million associated with indefinite-lived intangible assets in the Learning and Development and Commercial Solutions segments.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair values of the reporting units and indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimation of future cash flows, business growth rates, terminal values, discount rates, and total enterprise value for goodwill and the estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows, and contributory asset charges for indefinite-lived intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived intangible assets, including controls over the valuation of the Company’s reporting units and indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value of the reporting units and indefinite-lived intangible assets; (ii) evaluating the appropriateness of the income approach, relief from royalty method, and excess earnings method; (iii) testing the completeness and accuracy of underlying data used in the estimates; and (iv) evaluating the significant assumptions used by management related to the estimation of future cash flows, business growth rates, terminal values, discount rates, and total enterprise value for goodwill and the estimation of future cash flows, royalty rates, terminal values, discount rates, residual (or excess) cash flows, and contributory asset charges for indefinite-lived intangible assets. Evaluating management’s assumptions related to the estimation of future cash flows, business growth rates, terminal values, and total enterprise value for goodwill and the estimation of future cash flows, terminal values, and residual (or excess cash flows) for indefinite-lived intangible assets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units and indefinite-lived intangible assets; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s income approach, relief from royalty method, and excess earnings method and (ii) the discount rates for goodwill and the discount rates, royalty rates, and contributory asset charges for indefinite-lived intangible assets.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 14, 2022

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2021	2020	2019
Net sales	$10,589	$9,385	$9,715
Cost of products sold	7,293	6,306	6,496
Gross profit	3,296	3,079	3,219
Selling, general and administrative expenses	2,274	2,189	2,451
Restructuring costs, net	16	21	27
Impairment of goodwill, intangibles and other assets	60	1,503	1,223
Operating income (loss)	946	(634)	(482)
Non-operating expenses:
Interest expense, net	256	274	303
Loss on extinguishment of debt	5	20	28
Other (income) expense, net	(8)	78	39
Income (loss) before income taxes	693	(1,006)	(852)
Income tax provision (benefit)	121	(236)	(1,038)
Income (loss) from continuing operations	572	(770)	186
Loss from discontinued operations, net of tax	—	—	(79)
Net income (loss)	$572	$(770)	$107
Weighted average common shares outstanding:
Basic	425.3	424.1	423.3
Diluted	428.0	424.1	423.9
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$1.34	$(1.82)	$0.44
Loss from discontinued operations	—	—	(0.19)
Net income (loss)	$1.34	$(1.82)	$0.25
Diluted:
Income (loss) from continuing operations	$1.34	$(1.82)	$0.44
Loss from discontinued operations	—	—	(0.19)
Net income (loss)	$1.34	$(1.82)	$0.25
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

Year Ended December 31,	2021	2020	2019
Comprehensive income (loss):
Net income (loss)	$572	$(770)	$107
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(94)	(2)	14
Unrecognized pension and postretirement costs	64	43	(1)
Derivative financial instruments	28	(1)	(20)
Total other comprehensive income (loss), net of tax	(2)	40	(7)
Comprehensive income (loss)	570	(730)	100
Total comprehensive income (loss) attributable to noncontrolling interests	2	(4)	1
Total comprehensive income (loss) attributable to parent	$568	$(726)	$99
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2021	2020
Assets:
Cash and cash equivalents	$440	$981
Accounts receivable, net	1,500	1,678
Inventories	1,997	1,638
Prepaid expenses and other current assets	325	331
Total current assets	4,262	4,628
Property, plant and equipment, net	1,204	1,176
Operating lease assets	558	530
Goodwill	3,504	3,553
Other intangible assets, net	3,370	3,564
Deferred income taxes	814	838
Other assets	467	411
Total assets	$14,179	$14,700
Liabilities:
Accounts payable	$1,680	$1,526
Accrued compensation	270	236
Other accrued liabilities	1,364	1,393
Short-term debt and current portion of long-term debt	3	466
Total current liabilities	3,317	3,621
Long-term debt	4,883	5,141
Deferred income taxes	405	414
Operating lease liabilities	500	472
Other noncurrent liabilities	983	1,152
Total liabilities	10,088	10,800
Commitments and contingencies (Footnote 18)
Stockholders' equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2021 and 2020)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 450.0 shares and 448.4 shares issued at December 31, 2021 and 2020, respectively)	450	448
Treasury stock, at cost 24.5 and 24.0 shares at December 31, 2021 and 2020, respectively)	(609)	(598)
Additional paid-in capital	7,734	8,078
Retained deficit	(2,602)	(3,174)
Accumulated other comprehensive loss	(882)	(880)
Stockholders' equity attributable to parent	4,091	3,874
Stockholders' equity attributable to noncontrolling interests	—	26
Total stockholders' equity	4,091	3,900
Total liabilities and stockholders' equity	$14,179	$14,700
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$572	$(770)	$107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	325	357	446
Impairment of goodwill, intangibles and other assets	60	1,503	1,335
Deferred income taxes	(41)	(261)	(1,068)
Stock based compensation expense	52	41	42
Pension settlement charge	—	53	1
Loss on extinguishment of debt	5	20	28
Other, net	(6)	10	18
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	130	168	311
Inventories	(396)	(29)	131
Accounts payable	177	415	(109)
Accrued liabilities and other	6	(75)	(198)
Net cash provided by operating activities	884	1,432	1,044
Cash flows from investing activities:
Capital expenditures	(289)	(259)	(265)
Proceeds from sale of divested businesses	—	16	996
Other investing activities	21	15	5
Net cash provided by (used in) investing activities	(268)	(228)	736
Cash flows from financing activities:
Net payments of short-term debt	—	(26)	(26)
Net proceeds from issuance of debt	—	491	—
Payments on current portion of long-term debt	(698)	(305)	(268)
Payments on long-term debt	(6)	(320)	(1,004)
Debt extinguishment costs	(5)	(18)	(39)
Cash dividends	(394)	(392)	(391)
Payments to dissenting shareholders	—	—	(171)
Acquisition of noncontrolling interests	(28)	—	—
Equity compensation activity and other, net	(12)	11	(5)
Net cash used in financing activities	(1,143)	(559)	(1,904)
Exchange rate effect on cash, cash equivalents and restricted cash	(17)	5	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	(544)	650	(125)
Cash, cash equivalents and restricted cash at beginning of period	1,021	371	496
Cash, cash equivalents and restricted cash at end of period	$477	$1,021	$371
Supplemental disclosures:
Restricted cash at beginning of period	$40	$22	$—
Restricted cash at end of period	37	40	22
Cash paid for income taxes, net of refunds	165	106	156
Cash paid for interest	271	281	304
Net cash used in discontinued operating activities	—	—	(46)
Net cash provided by discontinued investing activities	—	—	978
Capital expenditures for discontinued operations	—	—	17
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Non- controlling Interests	Total Stockholders' Equity
Balance at December 31, 2018	$446	$(585)	$8,781	$(2,511)	$(913)	$5,218	$35	$5,253
Comprehensive income (loss)	—	—	—	107	(6)	101	(1)	100
Dividends declared on common stock - $0.92 per share	—	—	(393)	—	—	(393)	—	(393)
Equity compensation, net of tax	1	(5)	42	—	—	38	—	38
Portion of net income attributable to noncontrolling interests	—	—	—	—	(1)	(1)	2	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Comprehensive income (loss)	—	—	—	(770)	45	(725)	(5)	(730)
Dividends declared on common stock - $0.92 per share	—	—	(392)	—	—	(392)	—	(392)
Equity compensation, net of tax	1	(8)	40	—	—	33	—	33
Portion of net loss attributable to noncontrolling interests	—	—	—	—	(5)	(5)	1	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income (loss)	—	—	—	572	(2)	570	—	570
Dividends declared on common stock - $0.92 per share	—	—	(397)	—	—	(397)	—	(397)
Equity compensation, net of tax	2	(11)	53	—	—	44	—	44
Acquisition of noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Portion of net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,602)	$(882)	$4,091	$—	$4,091

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Basis of Presentation and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, FoodSaver, Calphalon, Sistema, Sharpie, Paper Mate, Dymo, EXPO, Elmer’s, Yankee Candle, Graco, NUK, Rubbermaid Commercial Products, First Alert, Spontex, Coleman, Campingaz, Oster, Sunbeam and Mr. Coffee. Newell Brands' beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the consolidated accounts of the Company and its majority-owned subsidiaries after elimination of intercompany transactions and balances.

The preparation of these consolidated financial statements requires the use of certain estimates and assumptions by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Significant estimates in these Consolidated Financial Statements include restructuring charges, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and product liability reserves), net realizable value of inventories, estimated contract revenue and related variable consideration, capitalized software costs, income taxes, uncertain tax provisions, tax valuation allowances, and pension and postretirement employee benefit liabilities and expenses. Actual results could differ from those estimates.

On February 6, 2022, the Company signed a definitive agreement to sell its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. for a purchase price of $593 million, subject to customary working capital and transaction adjustments. The transaction is expected to be completed by the end of the first quarter of 2022, subject to customary closing conditions, including regulatory approval.

Beginning January 1, 2021, the Company reported the operating results of its cookware product lines as part of the Food reporting unit within the Home Solutions segment, and no longer as part of the former Appliances and Cookware segment. This change was the result of an assessment by the chief operating decision maker (“CODM”) to better align the cookware product lines with other similar product lines in various food categories. In connection with this change, the Chief Executive Officer (“CEO”) for the Food business unit assumed full responsibility for the overall brand strategy, business modeling, marketing and innovation of these product lines. The Company determined this product line change did not result in a change to either of its Home Solutions or former Appliances and Cookware reportable segments. In connection with this change, the Appliances and Cookware segment was renamed as the Home Appliances segment. Prior period comparable results for both of these segments have been reclassified to conform to this product line change. The Company also revised the calculation of operating income (loss) by segment to include restructuring charges. Prior period comparable results have been reclassified to conform to the change in calculation. See Footnote 17.

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

The prior period errors were primarily associated with income tax accounting matters more specifically related to reserves for uncertain tax positions and the reconciliation of state income tax payables/receivables that resulted in a net after-tax benefit of $21 million ($10 million in continuing operations and $11 million in discontinued operations, respectively) recorded in the Consolidated Statement of Operations. In addition, as a result of certain of those income tax prior period adjustments, certain of the Company's previously recorded goodwill and intangible asset impairment charges and gain/loss on disposal calculations were incorrect, which resulted in a net after-tax charge of $8 million ($2 million in continuing operations and $6 million in discontinued operations, respectively) recorded in the Consolidated Statement of Operations. The Company also recorded a net after-tax charge of $3 million in continuing operations in its Consolidated Statement of Operations related to other out-of-period adjustments.

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

The extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot reasonably predict and which will vary by jurisdiction and market, including the severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and work restrictions, operational or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, the availability and prices of supply chain resources, including materials, products and transportation; and changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. These primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to reasonably predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition.

Management’s application of U.S. GAAP in preparing the Company's consolidated financial statements requires the pervasive use of estimates and assumptions. As discussed above, the world continues to be impacted by the COVID-19 pandemic which has required greater use of estimates and assumptions in the preparation of the consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments as well as its annual effective tax rate. These estimates also include assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels, workforce availability and supply chain continuity. Although management has made its best estimates based upon current information, actual results could materially differ from those estimates and may require future changes to such estimates and assumptions. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

Other Items

At December 31, 2021, the Company held a 23.4% investment in FireAngel Safety Technology Group PLC (formerly known as Sprue Aegis PLC) (“FireAngel”), which the Company accounts for under the equity method of accounting. During 2019, the Company recorded an other-than-temporary impairment of approximately $12 million for this investment. The Company's carrying value of its investment in FireAngel was $4 million and $3 million at December 31, 2021 and 2020, respectively.

During 2021, a noncontrolling interest holder in an international subsidiary, exercised its redemption rights, requiring the purchase of such interest by the Company. The Company completed the transaction for approximately $22 million. The difference between the consideration paid and noncontrolling interest was not material to the Company. For 2021, 2020 and 2019, the income attributable to non-controlling interests was $2 million, $1 million and $2 million, respectively.

Significant Accounting Policies

Concentration of Credit Risk
The Company’s forward exchange contracts generally do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of its counterparties.

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

Revenue is measured as the amount of consideration for which the Company expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company applies judgment, including contractual rates and historical payment trends, when estimating variable consideration. In addition, the Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory-specific basis.

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

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate.

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

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. The Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available, with the exception of the Yankee Candle business, where testing is performed at the retail store level.

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

Sales of Accounts Receivables

Factored receivables at the end of 2021 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $500 million, an increase of approximately $150 million from December 31, 2020. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased. Restricted cash reflects cash received on previously sold customer receivables in connection with the factoring program that are required to be remitted to a financial institution. Restricted cash is reported as prepaid expenses and other current assets on the Consolidated Balance Sheets.

Accounts Receivable, Net

Accounts receivable, net, include amounts billed and due from customers. Payment terms vary but generally are 90 days or less. An allowance for expected credit losses is based on the amount ultimately expected to be collected from the customer. The Company evaluates the collectability of accounts receivable based on a combination of factors including the length of time the receivables are past due, historical collection experience, current market conditions and forecasted direction of economic and business environment. Accounts deemed uncollectible are written off, net of expected recoveries.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses (“SG&A”) and totaled $407 million, $362 million and $389 million in 2021, 2020 and 2019, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to SG&A as incurred. These costs totaled $153 million, $144 million and $149 million in 2021, 2020 and 2019, respectively.

Other Significant Accounting Policies

Other significant accounting policies are disclosed as follows:
•Discontinued Operations - Footnote 2
•Restructuring – Footnote 4
•Inventory – Footnote 5
•Property, Plant and Equipment – Footnote 6
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

Adoption of New Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (Topic 740), which removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 became effective for years, and interim periods within those years, beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” ASU 2018-14 modifies disclosure requirements for defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. As ASU 2018-14 only impacts the disclosure requirements related to defined benefit pension and other postretirement plans, the adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements.

Footnote 2 — Discontinued Operations and Divestitures

Discontinued Operations

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

The following table provides a summary of amounts included in discontinued operations for the year ended December 31, 2019 (in millions):

Net sales	$368
Cost of products sold	266
Gross profit	102
Selling, general and administrative expenses	48
Impairment of goodwill, intangibles and other assets	112
Operating loss	(58)
Non-operating income, net (1)	10
Loss before income taxes	(48)
Income tax provision	31
Net loss	$(79)
(1)Includes gains on sale of discontinued operations of $7 million.

Divestitures

2020

On August 31, 2020, the Company divested the foam board product line in its Learning and Development segment. As a result, the Company recorded a pre-tax loss of $8 million, which is included in other (income) expense, net in the Consolidated Statements of Operations.

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

On December 31, 2019, the Company sold The United States Playing Card Company and certain other subsidiaries engaged in the playing cards business to Cartamundi Inc. and Cartamundi España S.L. for $220 million, subject to customary working capital and other post-closing adjustments. As a result, during 2019, the Company recorded a pre-tax loss of $5 million, which is included in the loss from discontinued operations.

During 2019 the Company recorded impairment charges of $112 million, which is included in the loss from discontinued operations related to the write-down of the carrying value of certain held for sale businesses based on their estimated fair value.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”), net of tax, as of and for the years ended December 31, 2021 and 2020 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Cost	Derivative Financial Instruments	AOCL
Balance at December 31, 2019	$(479)	$(399)	$(42)	$(920)
Other comprehensive income (loss) before reclassifications	(2)	(4)	3	(3)
Amounts reclassified to earnings	—	47	(4)	43
Net current period other comprehensive income (loss)	(2)	43	(1)	40
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Other comprehensive income (loss) before reclassifications	(94)	46	11	(37)
Amounts reclassified to earnings	—	18	17	35
Net current period other comprehensive income (loss)	(94)	64	28	(2)
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pre-tax (income) expense of (in millions):

	2021	2020	2019
Pension and postretirement benefit plans (1)	$23	$72	$9
Derivative financial instruments for effective cash flow hedges (2)	23	(6)	(7)
(1)See Footnote 11 for further information.
(2)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2021	2020	2019
Foreign currency translation adjustments	$20	$(28)	$—
Unrecognized pension and postretirement costs	20	23	—
Derivative financial instruments	9	(1)	(3)
Income tax provision (benefit) related to AOCL	$49	$(6)	$(3)

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

Restructuring costs incurred by reportable business segment for all restructuring activities in continuing operations for the years ended December 31, are as follows (in millions):

	2021	2020	2019
Commercial Solutions	$4	$4	$3
Home Appliances	4	1	2
Home Solutions	3	10	9
Learning and Development	1	3	6
Outdoor and Recreation	3	2	2
Corporate	1	1	5
	$16	$21	$27
Accrued restructuring costs activity for the year ended December 31, 2021 are as follows (in millions):

	Balance at December 31, 2020	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2021
Severance and termination costs	$7	$13	$(12)	$—	$8
Contract termination and other costs	4	3	(4)	(1)	2
	$11	$16	$(16)	$(1)	$10
Accrued restructuring costs activity for the year ended December 31, 2020 are as follows (in millions):

	Balance at December 31, 2019	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2020
Severance and termination costs	$10	$15	$(18)	$—	$7
Contract termination and other costs	12	6	(9)	(5)	4
	$22	$21	$(27)	$(5)	$11

2020 Restructuring Plan

The Company’s 2020 restructuring plan, which was initiated during the second quarter of 2020 largely in response to the impact of the COVID-19 pandemic, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impact all segments, include employee-related costs, including severance and other termination benefits. In connection with the program, the Company incurred cumulative charges of $29 million since inception, $10 million and $19 million for the years ended December 31, 2021 and 2020, respectively. This restructuring program is substantially complete at the end of 2021 and all cash payments are expected to be paid within one year of charges incurred.

Accelerated Transformation Plan

The Company’s Accelerated Transformation Plan (“ATP”), which was completed at the end of 2019, was designed in part, to divest the Company’s non-core consumer businesses and focus on the realignment of the Company’s management structure and overall cost structure as a result of the completed divestitures. Restructuring costs associated with the ATP included employee-related costs, including severance, retirement and other termination benefits, as well as contract termination costs and other costs. The Company recorded charges of $2 million related to the ATP during 2020. Restructuring charges incurred during 2019 are primarily related to the ATP.

Other Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid. Restructuring-related costs are recorded in cost of products sold and SG&A in the Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Footnote 5 — Inventories

Inventories are stated at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) or first-in, first-out (“FIFO”) methods. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The components of inventories were as follows at December 31, (in millions):

	2021	2020
Raw materials and supplies	$310	$252
Work-in-process	167	157
Finished products	1,520	1,229
	$1,997	$1,638

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Approximately 22.5% and 24.9% of gross inventory costs at December 31, 2021 and 2020, respectively, were determined by the LIFO method; for the balance, cost was determined using the FIFO method. Inventory accounted for under the LIFO method would increase by $90 million and $23 million at December 31, 2021 and 2020, respectively, if the LIFO inventory were valued under the FIFO method. The pre-tax expense from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories were immaterial in 2021 and 2020, and $3 million in 2019.

Footnote 6 — Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2021	2020
Land	$82	$86
Buildings and improvements	678	664
Machinery and equipment	2,387	2,314
	3,147	3,064
Less: Accumulated depreciation	(1,943)	(1,888)
	$1,204	$1,176

Depreciation expense for continuing operations was $205 million, $200 million and $254 million in 2021, 2020 and 2019, respectively. There was no depreciation expense for discontinued operations in 2019.

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its asset groups as a result of the COVID-19 pandemic. Pursuant to the authoritative accounting literature, the Company compared the sum of the undiscounted future cash flows attributable to the asset or group of assets (the lowest level for which identifiable cash flows are available) to their respective carrying amount and recorded a non-cash impairment charge of approximately $1 million during the year ended December 31, 2020, in the Home Solutions segment associated with its Yankee Candle retail store business. The impairment charge was calculated by subtracting the estimated fair value of the asset group from its carrying value. See Footnote 1 for further information.

During 2019, the Company decided not to sell the Commercial Business and reclassified the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. The Company recorded a charge of $50 million in 2019 relating to the amount of depreciation expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

Footnote 7 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2021 and 2020 (in millions):

			December 31, 2021
Segments:	Net Book Value at December 31, 2020	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Commercial Solutions	$747	$—	$1,241	$(494)	$747
Home Appliances	—	—	569	(569)	—
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,642	(49)	3,439	(846)	2,593
Outdoor and Recreation	—	—	788	(788)	—
	$3,553	$(49)	$8,604	$(5,100)	$3,504

					December 31, 2020
Segments:	Net Book Value at December 31, 2019	Other Adjustments (1)	Impairment Charges (2)	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Commercial Solutions	$747	$—	$—	$—	$1,241	$(494)	$747
Home Appliances	200	—	(200)	—	569	(569)	—
Home Solutions	176	—	(12)	—	2,567	(2,403)	164
Learning and Development	2,586	(3)	—	59	3,488	(846)	2,642
Outdoor and Recreation	—	—	—	—	788	(788)	—
	$3,709	$(3)	$(212)	$59	$8,653	$(5,100)	$3,553

(1)During the third quarter of 2020, the Company divested a product line in its Learning and Development segment and allocated $3 million of reporting unit goodwill to the calculation of loss on disposal of business. See Footnote 2 for further information.
(2)During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units as a result of the COVID-19 global pandemic. Pursuant to the authoritative literature, the Company performed an impairment test and determined that goodwill associated with its Home Appliances and Food reporting units were fully impaired and recorded a non-cash charge of $212 million to reduce the reporting units' goodwill to zero. See Footnote 1 for further information.

The impairment charges for the acquired intangible assets were recorded in the Company’s reporting segments as follows for the years ended December 31, (in millions):

	2021 (1)	2020 (2)	2019 (3)
Impairment of acquired intangible assets
Commercial Solutions	$29	$320	$152
Home Appliances	—	87	607
Home Solutions	—	290	152
Learning and Development	31	100	24
Outdoor and Recreation	—	482	118
	$60	$1,279	$1,053

(1)During the fourth quarter of 2021, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charges of $60 million associated with tradenames in the Commercial Solution and Learning and Development segments, as the carrying values exceeded the fair values, reflecting a downward revision of future expected cash flows, which include the impact of the COVID-19 global pandemic. Further impairments may occur if future expected cash flows are not achieved.
(2)During the fourth quarter of 2020, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $20 million associated with a tradename in the Learning and Development segment, as its carrying value exceeded its fair value. The impairment reflected a downward revision of forecasted results due to the impact of the delayed and limited re-opening of schools and offices as a result of the COVID-19 global pandemic, as well as the continued deterioration in sales for slime-related adhesive products. During the first quarter of 2020, as a result of the impairment testing performed in connection with COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in all of its operating segments were impaired and recorded non-cash impairment charges of $1.3 billion to reflect the impairment of these indefinite-lived tradenames because their carrying values exceeded their fair values.

(3)The carrying value of certain Home Appliances tradenames exceeded their fair value primarily due to the announced tariffs on Chinese imports, as well as a decline in sales volume due to a loss in market share for certain appliance categories driven by the success of newly launched competitive products. Both of these factors resulted in downward revisions to forecasted results. In 2019, the Company recorded impairment charges in the Commercial Solution segment to reflect a decrease in the carrying values of Mapa/Spontex and Quickie while these businesses were classified as held for sale. In the Home Solutions segment, the impairment charges relate to certain Home Fragrance trademarks/tradenames. The Home Fragrance business has experienced a shift in product mix, which resulted in a downward revision to forecasted results for one of its tradenames. In the Learning and Development segment, the impairment charge related to certain Writing trademarks/tradenames. The Writing business experienced softening trends in sales of slime-related adhesive products. Related sales of such products during the fourth quarter of 2019 deteriorated at a faster rate than expected, which resulted in a downward revision to forecasted results for one of its tradenames. The carrying value of certain Outdoor and Recreation tradenames exceeded their fair value primarily due to decline in demand for certain products, which resulted in a downward revision of forecasted results.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2021 and 2020 (in millions):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life	$2,219	$—	$2,219	$2,331	$—	$2,331	N/A
Tradenames - other	159	(65)	94	157	(55)	102	2 - 15
Capitalized software	631	(495)	136	625	(486)	139	3 - 12
Patents and intellectual property	22	(14)	8	67	(52)	15	3 - 14
Customer relationships and distributor channels	1,216	(303)	913	1,259	(282)	977	3 - 30
	$4,247	$(877)	$3,370	$4,439	$(875)	$3,564

Amortization expense for intangible assets for continuing operations was $120 million, $157 million and $192 million in 2021, 2020 and 2019, respectively.

During 2019, the Company decided not to sell the Commercial Business and reclassified the business from held for sale to held and used. The Company measured the business at the lower of its (i) carrying amount before it was classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the Commercial Business been continuously classified as held and used, or (ii) fair value at the date the decision not to sell was made. Accordingly, the Company recorded a charge of $7 million in 2019 relating to the amount of amortization expense that would have been recorded in prior periods had the Commercial Business been continuously classified as held and used.

At December 31, 2021, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2022	$107
2023	103
2024	90
2025	80
2026	70
Thereafter	701

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2021	2020
Customer accruals	$715	$683
Accrued self-insurance liabilities, contingencies and warranty	125	108
Operating lease liabilities	122	129
Accrued marketing and freight expenses	59	57
Accrued interest expense	56	60
Accrued income taxes	43	66
Other	244	290
	$1,364	$1,393

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

Footnote 9 — Debt

The following is a summary of outstanding debt at December 31, (in millions):

	2021	2020
3.15% senior notes due 2021	$—	$94
3.75% senior notes due 2021	—	369
4.00% senior notes due 2022	—	250
3.85% senior notes due 2023	1,086	1,090
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	494	492
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,975	1,973
5.375% senior notes due 2036	417	416
5.50% senior notes due 2046	658	657
Other debt	9	19
Total debt	4,886	5,607
Short-term debt and current portion of long-term debt	(3)	(466)
Long-term debt	$4,883	$5,141

Senior Notes

On November 22, 2021, the Company redeemed its 4.00% senior notes due June 2022 (the “June 2022 Notes”) at a redemption price equal to 102% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $259 million, and the Company recorded a debt extinguishment loss of $5 million.

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

During the first quarter of 2021, the Company repurchased $5 million of the 3.85% senior notes due 2023 at approximately 5% above par value. The total consideration, excluding accrued interests was approximately $5 million. As a result of the partial debt repurchase, the Company recorded an immaterial loss.

As a result of the debt rating downgrades by S&P Global Inc. (“S&P”) and Moody’s Corporation (“Moody’s”) in 2019 and 2020, respectively, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion were subject to an interest rate adjustment of 25 basis points for each downgrade, for a total of 50 basis points. This increase to the interest rates of each series of the Company's senior notes subject to adjustment, increased the Company’s annualized interest expense by approximately $21 million. On February 11, 2022, S&P upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company will again be in a position to access the commercial paper market, up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Credit Revolver. In addition, the interest rate on the relevant senior notes will decrease by 25 basis points, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022).

In connection with the expected sale of CH&S business in the first quarter of 2022, the Company anticipates using after-tax proceeds from the transaction towards the pay down of debt and share repurchases.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At December 31, 2021, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility

The Company has a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At December 31, 2021, the Company did not have any amounts outstanding under the Credit Revolver. In addition, there were approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2021 and thereafter are as follows (in millions):

2022	2023	2024	2025	2026	Thereafter	Total
$3	$1,090	$201	$547	$1,985	$1,087	$4,913

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

At December 31, 2021 and 2020, unamortized deferred debt issue costs were $24 million and $29 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2021		2020
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,477	$4,877	$6,277	$5,588

The carrying amounts of all other significant debt approximates fair value.

Net Investment Hedge

The Company previously designated the €300 million principal balance of the 3.75% senior notes due October 2021 as a net investment hedge of the foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. In conjunction with the redemption of the October 2021 Notes, the Company settled this net investment hedge. At December 31, 2021, $11 million of deferred losses have been recorded in AOCL. See Footnote 10 for disclosures regarding the Company’s derivative financial instruments.

Footnote 10 — Derivatives and Foreign Currency Operations

Derivatives

Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, forward starting interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts and options generally do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.

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

Fair Value Hedges

At December 31, 2021, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into two cross-currency swaps, maturing in January and February 2025, respectively, with an aggregate notional amount of $900 million. During the third quarter of 2021, the Company entered into another cross-currency swap with a notional amount of $358 million, maturing in September 2027. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2021 and 2020, the Company recognized income of $16 million and $14 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL and is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2021, the Company had approximately $523 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2021, the Company had approximately $1.6 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2022. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2021	2020
	Balance Sheet Location	Assets (Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$12	$1
Foreign currency contracts	Other accrued liabilities	(2)	(19)
Fair Value Hedges:
Interest rate swaps	Other assets	3	7
Net Investment Hedges:
Cross-currency swaps	Prepaid expenses and other current assets	18	10
Cross-currency swaps	Other noncurrent liabilities	(41)	(102)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	7	10
Foreign currency contracts	Other accrued liabilities	(14)	(17)
Total		$(17)	$(110)

The Company recognized income (expense) of $13 million, $(9) million and $(11) million in other (income) expense, net, during 2021, 2020 and 2019, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are generally offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pre-tax gain and (loss) activity for 2021, 2020 and 2019 related to derivative financial instruments designated as effective hedges:

	2021		2020		2019
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
(in millions)	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income
Interest rate swaps (2)	$—	$(6)	$—	$(7)	$—	$(8)
Foreign currency contracts (3)	14	(17)	4	13	(16)	15
Cross-currency swaps (4)	69	—	(92)	—	—	—
Total	$83	$(23)	$(88)	$6	$(16)	$7

(1)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(2)Portion reclassified from AOCL to income recognized in interest expense, net.
(3)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(4)Portion reclassified from AOCL to income recognized in other (income) expense, net.
At December 31, 2021, deferred net gains of approximately $12 million within AOCL are expected to be reclassified to earnings over the next twelve months.

Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to AOCL. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2021, 2020 and 2019 were $5 million, $14 million and $6 million, respectively.

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Over funded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) expense, net in the Consolidated Income Statement. The amount of AOCL expected to be recognized in pension and postretirement benefit expense for 2022 is $14 million and is substantially comprised of net unrecognized actuarial losses.

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

During the fourth quarter of 2020, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $157 million of projected benefit obligations for approximately 44% of the retirees in one of its U.S. defined benefit pension plans. The irrevocable transaction for the transfer of pension liability to the insurance company was funded with the plan’s existing assets. Payments from the insurance company to the beneficiaries commenced on January 1, 2021. In 2020, in connection with this transaction, the Company recorded a pre-tax settlement loss to reclassify approximately $49 million into earnings from AOCL.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $304 million. At December 31, 2021 and 2020, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $142 million and $137 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included as investing activities in the Consolidated Statements of Cash Flows. The projected benefit obligation was $109 million and $119 million at December 31, 2021 and 2020, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the Company's contributory 401(k) plans were $36 million, $35 million and $32 million for 2021, 2020 and 2019, respectively.

Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	United States		International
Change in benefit obligation:	2021	2020	2021	2020	2021	2020
Benefit obligation at beginning of year	$1,357	$1,449	$668	$626	$51	$52
Service cost	—	—	4	4	—	—
Interest cost	20	35	6	9	1	1
Actuarial (gain) loss	(53)	133	(14)	29	(7)	2
Amendments	—	—	1	1	—	—
Currency translation	—	—	(16)	29	—	—
Benefits paid	(86)	(95)	(25)	(21)	(4)	(4)
Acquisitions and dispositions, net	—	2	—	—	—	—
Curtailments, settlements and other	—	(167)	(1)	(9)	—	—
Benefit obligation at end of year (1)	$1,238	$1,357	$623	$668	$41	$51
Change in plan assets:
Fair value of plan assets at beginning of year	1,161	1,228	627	580	—	—
Actual return (loss) on plan assets	48	178	(7)	47	—	—
Contributions	10	17	10	8	4	4
Currency translation	—	—	(9)	22	—	—
Benefits paid	(86)	(95)	(25)	(21)	(4)	(4)
Settlements and other	—	(167)	(1)	(9)	—	—
Fair value of plan assets at end of year	$1,133	$1,161	$595	$627	$—	$—
Funded status at end of year	$(105)	$(196)	$(28)	$(41)	$(41)	$(51)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$29	$—	$102	$104	$—	$—
Accrued current benefit cost—other accrued liabilities	(11)	(11)	(4)	(5)	(5)	(5)
Accrued noncurrent benefit cost— other noncurrent liabilities	(123)	(185)	(126)	(140)	(36)	(46)
Net amount recognized	$(105)	$(196)	$(28)	$(41)	$(41)	$(51)
Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	2.64%	2.16%	1.60%	1.22%	2.34%	1.80%
Long-term rate of compensation increase	3.00%	3.00%	2.25%	2.18%	—%	—%
Current health care cost trend rates	—%	—%	—%	—%	6.21%	6.48%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.50%	4.50%
(1)The accumulated benefit obligation for all defined benefit pension plans was $1.9 billion and $2.0 billion at December 31, 2021 and 2020, respectively.

There are no plan assets associated with the Company’s postretirement benefit plans.

The current healthcare cost trend rate gradually declines through 2038 to the ultimate trend rate and remains level thereafter.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2021	2020
Projected benefit obligation	$469	$1,721
Fair value of plan assets	205	1,380
Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2021	2020
Accumulated benefit obligation	$454	$1,711
Fair value of plan assets	205	1,380

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2021	2020	2019	2021	2020	2019
Service cost	$—	$—	$1	$4	$4	$6
Interest cost	20	35	49	6	9	13
Expected return on plan assets	(51)	(59)	(59)	(3)	(6)	(13)
Amortization:
Prior service cost	—	—	—	1	1	—
Net actuarial loss	22	23	15	3	3	2
Curtailment, settlement and termination costs	—	52	—	—	1	1
Total expense	$(9)	$51	$6	$11	$12	$9
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	2.16%	3.06%	4.12%	1.22%	1.79%	2.52%
Effective rate for interest on benefit obligations	1.54%	2.65%	3.79%	0.92%	1.55%	2.20%
Effective rate for service cost	2.63%	3.43%	3.93%	0.71%	0.92%	1.89%
Effective rate for interest on service cost	2.61%	3.41%	3.62%	0.54%	0.75%	2.24%
Long-term rate of return on plan assets	5.25%	5.50%	5.25%	0.51%	1.08%	2.47%
Long-term rate of compensation increase	3.00%	3.00%	3.00%	2.18%	2.32%	2.32%

	Postretirement Benefits
	2021	2020	2019
Interest cost	$1	$1	$2
Amortization:
Prior service credit	—	(2)	(5)
Net actuarial gain	(3)	(4)	(4)
Total income	$(2)	$(5)	$(7)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	1.80%	2.80%	3.90%
Effective rate for interest on benefit obligations	1.18%	2.41%	2.71%
Effective rate for service cost	1.32%	2.52%	2.97%
Effective rate for interest on service cost	1.02%	2.27%	2.78%

The components of net periodic pension and postretirement costs other than the service cost component are included in other (income) expense, net in the Consolidated Statements of Operations.

Plan Assets

The Company employs a total return investment approach for its pension plans whereby a mix of equities and fixed income investments are used to optimize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and the Company’s financial condition. The domestic investment portfolios contain a diversified blend of equity and fixed-income investments. The domestic equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The domestic fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset-backed securities. The Level 1 investments are primarily based upon quoted market prices. The domestic Level 3 investments are primarily comprised of insurance contracts valued at contract value. The investments excluded from the fair value hierarchy are net asset value-based (“NAV-based”) hedge fund investments that generally have a redemption frequency of 90 days or less, with various redemption notice periods that are generally less than a month. The notice periods for certain investments may vary based on the size of the redemption. The international Level 2 investments are primarily comprised of insurance contracts whose fair values are estimated based on the future cash flows to be received under the contracts discounted to the present using a discount rate that approximates the discount rate used to measure the associated pension plan liabilities. The international Level 3 investments are primarily comprised of insurance contracts valued at contract value. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part on plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 10% to 30%; fixed income approximately 70% to 90%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2021. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.
The composition of domestic pension plan assets at December 31, 2021 and 2020 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2021
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$220	$220
Fixed income securities and funds	455	—	—	455	403	858
Alternative investments	—	—	—	—	22	22
Cash and other	19	13	1	33	—	33
Total	$474	$13	$1	$488	$645	$1,133

	Plan Assets — Domestic Plans
	December 31, 2020
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$273	$273
Fixed income securities and funds	441	—	—	441	319	760
Alternative investments	—	—	—	—	104	104
Cash and other	8	15	1	24	—	24
Total	$449	$15	$1	$465	$696	$1,161

The composition of international pension plan assets at December 31, 2021 and 2020 is as follows (in millions):

	Plan Assets — International Plans
	December 31, 2021
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$4	$3	$—	$7	$—	$7
Fixed income securities and funds	314	4	—	318	—	318
Cash and other	22	240	8	270	—	270
Total	$340	$247	$8	$595	$—	$595

	Plan Assets — International Plans
	December 31, 2020
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$3	$—	$6	$—	$6
Fixed income securities and funds	262	3	—	265	—	265
Cash and other	4	234	9	247	109	356
Total	$269	$240	$9	$518	$109	$627
A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2021 and 2020 is as follows (in millions):

Total
Balance December 31, 2019	$9
Unrealized gains	1
Balance December 31, 2020	10
Unrealized losses	(1)
Balance December 31, 2021	$9
Contributions and Estimated Future Benefit Payments
During 2022, the Company expects to make cash contributions of approximately $16 million and $7 million to its domestic and international defined benefit plans, respectively.
Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows at December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	Thereafter
Pension benefits	$111	$109	$109	$107	$107	$515
Postretirement benefits	$5	$5	$4	$4	$4	$13
U.K. Defined Benefit Plan Buy-in
In February of 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans, resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations to covered participants. The Company anticipates the “buy-out” for the plan to be completed by the end of 2022 or early 2023.

Footnote 12 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2021	2020	2019
Domestic	$(420)	$(928)	$(1,249)
Foreign	1,113	(78)	397
Total	$693	$(1,006)	$(852)
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2021	2020	2019
Current:
Federal	$48	$(50)	$8
State	17	1	11
Foreign	97	74	42
Total current	162	25	61
Deferred:
Federal	(39)	(136)	(355)
State	(24)	(33)	(63)
Foreign	22	(92)	(650)
Total deferred	(41)	(261)	(1,068)
Total income tax provision (benefit)	121	(236)	(1,007)
Total income tax provision - discontinued operations	—	—	31
Total income tax provision (benefit) - continuing operations	$121	$(236)	$(1,038)
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	(0.9)	2.4	3.8
U.S. foreign inclusions and foreign tax credit (1)	3.9	3.6	(1.6)
Foreign rate differential	(12.7)	2.7	4.9
Change in uncertain tax positions	0.1	4.5	5.9
Change in valuation allowance reserve	(4.2)	3.0	(5.9)
Impairments	—	(4.4)	(3.3)
Capital loss	(2.3)	3.0	25.4
Reversal of outside basis difference	0.4	(5.2)	0.4
Non-deductible compensation	0.4	(1.2)	(1.6)
Other taxes	1.4	(0.9)	1.6
U.S. income inclusions on asset transfers	12.2	(6.9)	(2.2)
Outbound transfer of U.S. assets (2)	—	—	70.5
Other	(1.9)	1.9	3.0
Effective rate	17.4%	23.5%	121.9%
(1)The Company accounts for tax on global intangible low-taxed income (“GILTI”) as a period cost and the effects are included herein.

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

At December 31, 2021, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $6.0 billion. A portion of these earnings were subject to U.S. federal taxation with the one-time toll charge. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2021 and is recognizing deferred income taxes of approximately $9 million, primarily related to the future withholding tax effects of those unremitted foreign earnings. With respect to unremitted earnings of $6.0 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2021	2020
Deferred tax assets:
Accruals	$156	$138
Inventory	79	39
Pension and postretirement benefits	32	60
Net operating losses	330	350
Foreign tax credits	150	185
Capital loss carryforward	257	241
Operating lease liabilities	169	162
Other	158	158
Total gross deferred tax assets	1,331	1,333
Less valuation allowance	(186)	(213)
Net deferred tax assets after valuation allowance	1,145	1,120
Deferred tax liabilities:
Accelerated depreciation	(107)	(92)
Amortizable intangibles	(260)	(282)
Outside basis differences	(96)	(93)
Operating lease assets	(152)	(145)
U.S. foreign inclusion recapture	(62)	(30)
Other	(59)	(54)
Total gross deferred tax liabilities	(736)	(696)
Net deferred tax assets	$409	$424

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2021	2020
Noncurrent deferred tax assets	$814	$838
Noncurrent deferred tax liabilities	(405)	(414)
Total	$409	$424

At December 31, 2021, the Company has net operating losses (“NOLs”) of approximately $1.3 billion, comprised of $206 million in the U.S. and $1.1 billion outside of the U.S. Approximately $931 million of these NOLs do not expire and approximately $332 million expire between 2022 and 2039. Additionally, approximately $59 million of U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $55 million are not reflected in the consolidated financial statements and approximately $32 million were utilized in the current year. At December 31, 2021, the Company has approximately $1.2 billion of post-apportioned state NOLs, which expire between 2022 and 2039. Additionally, approximately $14 million of post-apportioned state NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these post-apportioned state NOLs, approximately $14 million are not reflected in the consolidated financial statements and approximately $18 million were utilized in the current year.

The majority of the U.S. foreign tax credits are recognized as a deferred tax asset at December 31, 2021 and were generated at December 31, 2018 and can be carried back one year and carried forward ten years. The Company has approximately $828 million of U.S. capital loss carryforwards of which approximately $313 million were generated at December 31, 2018, $427 million were generated at December 31, 2020, and $88 million were generated at December 31, 2021 and can be carried back three years and carried forward five years. The Company has approximately $291 million of post-apportioned state capital loss of which $110 million was generated at December 31, 2018, and $181 million was generated at December 31, 2020. Of these post-apportioned state capital loss carryforwards, $136 million can be carried back three years and carried forward five years, and $155 million can be carried forward five years.

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

At December 31, 2021, the Company has a valuation allowance recorded against certain deferred tax assets, primarily state and foreign NOLs and various income tax credits, which the Company believes do not meet the more likely than not threshold to be realized due to uncertainty of future taxable income within the applicable tax jurisdictions. A valuation allowance of $186 million and $213 million was recorded against certain deferred tax asset balances at December 31, 2021 and 2020, respectively. For 2021, the Company recorded a net valuation allowance decrease of $27 million, primarily related to NOLs in the U.K. and Luxembourg, and other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2020, the Company recorded a net valuation allowance decrease of $58 million, primarily related to U.S. NOLs and other deferred tax assets related to a subsidiary previously excluded from the Company’s U.S. consolidated income tax return and other miscellaneous changes in U.S., state and non-U.S. valuation allowances related to ongoing operations.
The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2021	2020	2019
Unrecognized tax benefits, January 1,	$452	$474	$463
Increases (decreases):
Increases in tax positions for prior years	1	4	35
Decreases in tax positions for prior years	(4)	—	(31)
Increase in tax positions for the current period	23	40	84
Purchase accounting adjustments (See Footnote 1)	—	—	(9)
Settlements with taxing authorities	(2)	—	(2)
Lapse of statute of limitations	(12)	(66)	(66)
Cumulative translation adjustments	(1)	—	—
Unrecognized tax benefits, December 31,	$457	$452	$474
If recognized, $387 million, $387 million and $437 million of unrecognized tax benefits at December 31, 2021, 2020, and 2019 respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2021, 2020, and 2019 the Company recognized income tax expense on interest and penalties of $7 million, $5 million and $11 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company anticipates approximately $9 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues, that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. The Company’s Canadian tax returns are subject to examination for years after 2014. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2015.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2021. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position.

Footnote 13 — Leases

The Company recognizes a right of use (“ROU”) asset and a liability for all leases whose term is more than 12 months at the lease inception date. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, which includes any extension the Company reasonably expects to exercise. The Company assesses whether certain service arrangements contain embedded leases where the contract conveys the right to use an asset but is not explicitly identified as a lease arrangement; examples include information technology, third-party logistics and original equipment manufacturers. The Company uses incremental borrowing rates, updated quarterly, that reflect its own external unsecured borrowing rates that are risk-adjusted to approximate secured borrowing rates over similar terms.

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

For finance leases, lease payments are allocated between interest expense and reduction of the liability in accordance with an amortization schedule. The ROU asset is amortized on a straight-line basis over the lease term. Assets acquired under finance leases are reported in property, plant and equipment, net.

The depreciable life of leasehold improvements and other lease-related assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2021	2020
Assets
Operating leases	Operating lease assets (1)	$558	$530
Finance leases	Property, plant and equipment, net (2)	5	10
Total lease assets		$563	$540

Liabilities
Current
Operating leases	Other accrued liabilities	$122	$129
Finance leases	Short-term debt and current portion of long-term debt	3	3
Noncurrent
Operating leases	Operating lease liabilities	500	472
Finance leases	Long-term debt	2	5
Total lease liabilities		$627	$609
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
(2)Net of accumulated depreciation of $16 million and $12 million, respectively.

Components of lease expense for the years ended December 31, are as follows (in millions):

	2021	2020
Operating lease cost:
Operating lease cost (1)	$166	$180
Variable lease costs (2)	23	25
Finance lease cost
Amortization of leased assets	4	4
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.
Remaining lease term and discount rates at December 31, are as follows:

	2021	2020
Weighted-average remaining lease term (years):
Operating leases	8	6
Finance leases	2	2
Weighted-average discount rate:
Operating leases	3.4%	4.2%
Finance leases	3.6%	3.4%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$163	$177
Financing cash flows from finance leases	4	4

Right of use assets obtained in exchange for lease liabilities:
Operating leases	144	75

Maturities of lease liabilities at December 31, 2021, are as follows (in millions):

	Operating Leases	Finance Leases
2022	$145	$3
2023	119	2
2024	99	—
2025	79	—
2026	65	—
Thereafter	198	—
Total lease payments	705	5
Less: imputed interest	(83)	—
Present value of lease liabilities	$622	$5

The Company has entered into agreements for certain right of use operating leases that it has not yet taken possession of and are not reflected in the Consolidated Balance Sheet at December 31, 2021. The total future obligations of these right of use operating leases have been excluded from the preceding table and are approximately $130 million.

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2021	2020	2019
Weighted-average shares outstanding	425.3	424.1	423.2
Share-based payment awards classified as participating securities	—	—	0.1
Basic weighted-average shares outstanding	425.3	424.1	423.3
Dilutive securities (1)	2.7	—	0.6
Diluted weighted-average shares outstanding	428.0	424.1	423.9
(1)For 2020, 1.1 million potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At December 31, 2019 there were 0.5 million potentially dilutive restricted share awards with performance-based vesting targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2021, 2020 and 2019 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

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
The Company maintains a 2013 Incentive Plan (the “2013 Plan”), which allows for grants of stock-based awards. At December 31, 2021, there were approximately 21 million share-based awards collectively available for grant under the 2013 Plan. The 2013 Plan generally provides for awards to vest over a minimum of three years, although some awards entitle the recipient to shares of common stock if specified market or performance conditions are achieved and vest no earlier than one year from the date of grant. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:
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
The following table summarizes the changes in the number of shares of common stock for 2021 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2.7	$18
Granted	2.4	24
Exercised	(0.3)	15
Forfeited	—	20
Outstanding at December 31, 2021	4.8	$21	8.5	7.8

Options exercisable, end of year	1.3	$18	7.9	4.4

During 2021, the Company awarded 2.4 million time-based stock options with an aggregate grant fair value of $14 million. These stock options entitle recipients to purchase shares of the Company's common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the years ended December 31, are as follows:

	2021	2020
Expected life in years	6	6
Risk-free interest rate	0.8%	1.4%
Expected volatility	44.2%	41.3%
Expected dividend yield	5.1%	3.9%

The total intrinsic value of options exercised was $2 million in 2021 and immaterial in 2020 and 2019.

During 2019, as inducement to join the Company and in connection with his appointment as President and Chief Executive Officer, the Company awarded Mr. Ravichandra K. Saligram 1.3 million performance-based non-qualified stock options which entitle Mr. Saligram to purchase shares of the Company’s common stock at a price equal to the closing price of a share of the Company’s common stock on the date of grant. For stock option awards with performance conditions that are based on stock price (“Stock-Price Based Stock Options”), the grant date fair value of certain Stock-Price Based Stock Options is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, the expected life, risk-free interest rate and expected dividend yield. The Stock-Price Based Stock Options awarded to Mr. Saligram had an aggregate grant date fair value of $5 million. The vesting of the awarded stock options will occur ratably upon the 18-month, two-year and three-year anniversaries of the grant date, subject to the attainment of a performance condition that, during any 30-day period between the date that is 18 calendar months following the grant date and the third anniversary of the grant date, the average of the Company’s closing stock price must exceed 125% of the closing stock price on July 29, 2019, which condition has already been achieved. The award also provides for vesting in the event of a termination of Mr. Saligram’s employment by the Company without Good Cause, or by Mr. Saligram for Good Reason, as such terms are defined in the Company’s 2013 Incentive Plan, in each case subject to attainment of the applicable performance condition (with the performance condition, for this purpose only, measured as of any 30-day period falling between the grant date and the third anniversary of the grant date).

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

Performance-based restricted stock unit awards (“Performance-Based RSUs”) represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Compensation and Human Capital Committee and the Board of Directors.

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2021 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020	4.3	$21
Granted	1.9	25
Grant adjustment (1)	(0.3)	23
Vested	(1.3)	21
Forfeited	(0.3)	22
Outstanding at December 31, 2021	4.3	$22

Expected to vest at December 31, 2021	5.6	$22

(1)The Grant Adjustment primarily relates to an adjustment in the quantity of Stock-Price Based RSUs ultimately vested during 2021 that were dependent on the level of achievement of the specified performance conditions.

The weighted-average grant-date fair values of awards granted were $21 and $17 per share in 2020 and 2019, respectively. The fair values of awards that vested were $32 million, $23 million and $18 million in 2021, 2020 and 2019, respectively.
During 2021, the Company awarded 0.8 million time-based RSUs, which had an aggregate grant date fair value of $18 million, that generally vest in equal annual installments over a three-year period.
During 2021, the Company also awarded 1.1 million performance-based RSUs with an aggregate grant date fair value of $29 million, that entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
The following table summarizes the Company's total unrecognized compensation cost related to stock-based compensation at December 31, 2021:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$43	1
Stock options	10	1
Total	$53	1

Excess tax benefits (detriments) related to stock-based compensation for 2021, 2020 and 2019 were $1 million, $(8) million and $(14) million, respectively.
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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$40	$—	$40	$—	$28	$—	$28
Liabilities	—	(57)	—	(57)	—	(138)	—	(138)
Investment securities, including mutual funds	13	—	—	13	10	—	—	10

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

During 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At December 31, 2021, the fair value of the equity investment was $11 million. For equity investments with readily determinable fair values, the Company recorded unrealized gain of $2 million for 2021, and immaterial and $9 million of unrealized losses for 2020 and 2019, respectively, within other (income) expense, net in the Consolidated Statement of Operations.

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

The following table summarizes the assets that are measured at fair value on a nonrecurring basis at December 1, (in millions):

	2021	2020
	Level 3
Indefinite-lived intangibles	$47	$135

At December 31, 2021 and 2020, goodwill of certain reporting units and certain intangible assets are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company's reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 7.5% to 9.5% for reporting unit goodwill and 7.5% to 11.0% for indefinite-lived intangible assets.

During the fourth quarter of 2021, a tradename within the Learning and Development segment was measured at fair value of $47 million. See Footnote 7 for further information.

During the first quarter 2020, as a result of uncertainty related to the COVID-19 pandemic, certain indefinite-lived intangible assets within Home Appliances, Home Solutions, Learning and Development and Outdoor and Recreation segments were written down to its then fair value of $796 million as of March 31, 2020. During the fourth quarter 2020, a trade name within the Learning and Development segment was measured at its fair value of $135 million.

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

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	BRK, First Alert, Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; connected home and security and smoke and carbon monoxide alarms
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

The Company’s segment and geographic results are as follows at and for the years ended December 31, (in millions):

	2021	2020	2019
Net sales (1)
Commercial Solutions	$1,953	$1,859	$1,779
Home Appliances	1,738	1,539	1,500
Home Solutions	2,386	2,138	2,067
Learning and Development	3,028	2,557	2,956
Outdoor and Recreation	1,484	1,292	1,413
	$10,589	$9,385	$9,715

	2021	2020	2019
Operating income (loss) (2)
Commercial Solutions	$123	$(89)	$(139)
Home Appliances	70	(238)	(573)
Home Solutions	313	(2)	10
Learning and Development	594	359	582
Outdoor and Recreation	89	(420)	(66)
Corporate	(243)	(244)	(296)
	$946	$(634)	$(482)

	2021	2020	2019
Depreciation and amortization
Commercial Solutions	$57	$57	$94
Home Appliances	24	20	22
Home Solutions	88	93	90
Learning and Development	57	64	67
Outdoor and Recreation	35	39	44
Corporate	64	84	129
	$325	$357	$446

	2021	2020	2019
Impairment of goodwill and intangible assets
Commercial Solutions	$29	$320	$310
Home Appliances	—	287	600
Home Solutions	—	302	158
Learning and Development	31	100	25
Outdoor and Recreation	—	482	120
	$60	$1,491	$1,213

	2021	2020	2019
Capital expenditures
Commercial Solutions	$67	$72	$40
Home Appliances	18	12	11
Home Solutions	46	42	49
Learning and Development	73	69	68
Outdoor and Recreation	24	24	21
Corporate	61	40	59
	$289	$259	$248

	December 31, 2021	December 31, 2020
Segment assets
Commercial Solutions	$2,522	$2,529
Home Appliances	1,055	970
Home Solutions	3,109	3,087
Learning and Development	4,401	4,663
Outdoor and Recreation	907	988
Corporate	2,185	2,463
	$14,179	$14,700

Geographic area information
	2021	2020	2019
Net Sales (1) (3)
United States	$6,921	$6,260	$6,497
Canada	444	413	423
Total North America	7,365	6,673	6,920
Europe, Middle East and Africa	1,647	1,394	1,398
Latin America	810	657	702
Asia Pacific	767	661	695
Total International	3,224	2,712	2,795
	$10,589	$9,385	$9,715
(1)All intercompany transactions have been eliminated.
(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A, restructuring and impairment of goodwill, intangibles and other assets for continuing operations. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income.
(3)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 15% of net sales in 2021, 2020 and 2019. Amazon, the Company's second largest customer, accounted for approximately 13%, 12%, and 9% of net sales in 2021, 2020 and 2019, respectively.
The following table disaggregates revenue by major product grouping source and geography for the years ended December 31, (in millions):

	2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,558	$—	$—	$—	$—	$1,558
Connected Home Security	395	—	—	—	—	395
Home Appliances	—	1,738	—	—	—	1,738
Food	—	—	1,295	—	—	1,295
Home Fragrance	—	—	1,091	—	—	1,091
Baby	—	—	—	1,265	—	1,265
Writing	—	—	—	1,763	—	1,763
Outdoor and Recreation	—	—	—	—	1,484	1,484
Total	$1,953	$1,738	$2,386	$3,028	$1,484	$10,589

North America	$1,452	$976	$1,891	$2,172	$874	$7,365
International	501	762	495	856	610	3,224
Total	$1,953	$1,738	$2,386	$3,028	$1,484	$10,589

	2020
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,502	$—	$—	$—	$—	$1,502
Connected Home Security	357	—	—	—	—	357
Home Appliances	—	1,539	—	—	—	1,539
Food	—	—	1,220	—	—	1,220
Home Fragrance	—	—	918	—	—	918
Baby	—	—	—	1,112	—	1,112
Writing	—	—	—	1,445	—	1,445
Outdoor and Recreation	—	—	—	—	1,292	1,292
Total	$1,859	$1,539	$2,138	$2,557	$1,292	$9,385

North America	$1,387	$901	$1,735	$1,845	$805	$6,673
International	472	638	403	712	487	2,712
Total	$1,859	$1,539	$2,138	$2,557	$1,292	$9,385

	2019
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,402	$—	$—	$—	$—	$1,402
Connected Home Security	377	—	—	—	—	377
Home Appliances	—	1,500	—	—	—	1,500
Food	—	—	1,034	—	—	1,034
Home Fragrance	—	—	1,033	—	—	1,033
Baby	—	—	—	1,111	—	1,111
Writing	—	—	—	1,845	—	1,845
Outdoor and Recreation	—	—	—	—	1,413	1,413
Total	$1,779	$1,500	$2,067	$2,956	$1,413	$9,715

North America	$1,345	$909	$1,661	$2,091	$914	$6,920
International	434	591	406	865	499	2,795
Total	$1,779	$1,500	$2,067	$2,956	$1,413	$9,715

On February 6, 2022, the Company signed a definitive agreement to sell its CH&S business unit to Resideo Technologies, Inc., for a purchase price of $593 million, subject to customary working capital and transaction adjustments. The transaction, which is expected to be completed by the end of the first quarter of 2022, does not result in a change to the Commercial Solutions reportable segment for all periods presented in this Annual Report on Form 10-K.

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company has cooperated with the SEC in connection with its investigation and ongoing requests for documents, testimony and information and intends to continue to do so. The Company cannot predict the timing or outcome of this investigation. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations described in Footnote 12 - Income Taxes.

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

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2021 was $36 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

In September 2016, OCC and U.S. EPA entered into an Administrative Order on Consent for performance of the remedial design. On March 30, 2017, U.S. EPA sent a letter offering a cash settlement in the amount of $0.3 million to 20 PRPs, not including the Company Parties, for CERCLA Liability (with reservations, such as for Natural Resource Damages) in the lower 8.3 miles of the Lower Passaic River. U.S. EPA further indicated in related correspondence that a cash-out settlement might be appropriate for additional parties that are not associated with the release of dioxins, furans, or PCBs to the Lower Passaic River. In September 2017, U.S. EPA announced an allocation process involving all GNL recipients except those participating in the first-round cash-out settlement, and five public entities, with the intent of eventually offering cash-out settlements to a number of parties, and the expectation that the private PRPs responsible for release of dioxin, furans, and/or PCBs will perform the lower 8.3 mile remedial action. The allocation process has concluded. U.S. EPA and certain parties to the allocation process, including the Company (for itself and Berol), have reached an agreement in principle concerning a cash-out settlement for the entire 17-mile stretch of the Lower Passaic River and its tributaries (i.e., including both the lower 8.3 miles and the upper 9 mile sections), which is subject to the negotiation and court entry of a consent decree.

Following discussion with U.S. EPA regarding the 2015 draft FS, and U.S. EPA’s issuance of the 2016 ROD, the participating parties refocused the FS on the upper 9 miles of the Lower Passaic River. The parties submitted most portions of a final Interim Remedy FS (the “IR FS”) on August 7, 2020, setting forth remedial alternatives ranging from no further action to targeted dredging and capping with different targets for post-remedy surface weighted average concentration of contamination. The parties subsequently completed their submittal of the IR FS, and on September 7, 2021, U.S. EPA approved the IR FS. On October 4, 2021, U.S. EPA issued an interim ROD selecting a combination of dredging and capping as the remedial alternative to this portion of the river, at a total cost of $441 million (the “2021 ROD”). A cash-out settlement for the upper 9 miles is part of the agreement in principle noted above among the parties and U.S. EPA.

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

On June 30, 2018, OCC sued 120 parties, including the Company and Berol, in the U.S. District Court in New Jersey (“OCC Lawsuit”). OCC subsequently filed a separate, related complaint against five additional defendants. The OCC Lawsuit includes claims, counterclaims and cross-claims for cost recovery, contribution, and declaratory judgement under CERCLA. The current, primary focus of the claims, counterclaims and cross-claims against the defendants is on certain past and future costs for investigation, design and remediation of the 17-mile stretch of the Lower Passaic River and its tributaries, other than those subject to the Passaic Release. The complaint notes, however, that OCC may broaden its claims in the future if and when EPA selects remedial actions for other portions of the Site or completes a Natural Resource Damage Assessment. Given the uncertainties pertaining to this matter, including that U.S. EPA is still reviewing the FS, that no framework for or agreement on allocation for the investigation and ultimate remediation has been established, and that there exists the potential for further litigation regarding costs and cost sharing, the extent to which the Company Parties may be held liable or responsible is not yet known. OCC stated in a subsequent filing that it anticipates asserting additional claims against the defendants regarding Newark Bay, which is also part of the Diamond Alkali Superfund Site, after U.S. EPA has decided the Newark Bay remedy. In a Motion for Stay of Proceedings filed January 14, 2022, certain defendants and all third-party defendants in the OCC litigation moved the court to stay the case for a six-month period to allow the final stage of the United States’ parallel allocation proceedings and resulting settlement negotiations to conclude. U.S. EPA provided a letter to the moving parties describing the status of these settlement discussions, which was filed as an exhibit to the Brief in Support of the Motion for Stay of Proceedings. The U.S. District Court of New Jersey is currently considering whether to rule on the Motion for Stay of Proceedings.

As of the date of filing of this Annual Report, based on the agreement in principle noted above, the Company does not expect that its allocation for response actions contemplated in the 2016 ROD and 2021 ROD described above will be material to the Company. For the remainder of this matter, the Company is currently unable to reasonably estimate the range of possible losses. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In 2021, the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

Although management of the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Condensed Consolidated Financial Statements, except as otherwise described in this Footnote 18.

At December 31, 2021, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) and concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Newell Brands Inc.’s internal control over financial reporting as of December 31, 2021. Their report is presented in Item 8.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Conduct” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Conduct are available under the “Corporate Governance” link on the Company’s website at www.newellbrands.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Conduct (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Conduct may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at 6655 Peachtree Dunwoody Road, Atlanta, Georgia 30328.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the Proxy Statement under the captions “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms - PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations — Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2021, 2020 and 2019

Consolidated Balance Sheets — December 31, 2021 and 2020

Consolidated Statements of Cash Flows — Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements — December 31, 2021, 2020 and 2019

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2021, 2020 and 2019

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

NEWELL BRANDS INC. Registrant

By	/s/ Christopher H. Peterson
Christopher H. Peterson
Title	Chief Financial Officer & President, Business Operations
Date	February 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2022, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Ravichandra K. Saligram	President, Chief Executive Officer and Director
Ravichandra K. Saligram

/s/ Christopher H. Peterson	Chief Financial Officer & President, Business Operations
Christopher H. Peterson

/s/ Jeffrey M. Sesplankis	Chief Accounting Officer
Jeffrey M. Sesplankis

/s/ Patrick D. Campbell	Chairman of the Board
Patrick D. Campbell

/s/ Bridget Ryan Berman	Director
Bridget Ryan Berman

/s/ James R. Craigie	Director
James R. Craigie

/s/ Brett Icahn	Director
Brett Icahn

/s/ Jay L. Johnson	Director
Jay L. Johnson

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Courtney R. Mather	Director
Courtney R. Mather

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Robert A. Steele	Director
Robert A. Steele

Schedule II
NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Expected Credit Losses:
Year Ended December 31, 2021	$36	$1	$(2)	$(8)	$27
Year Ended December 31, 2020	29	17	—	(10)	36
Year Ended December 31, 2019	27	11	—	(9)	29

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Inventory Reserves: (including excess, obsolescence and shrink reserves)
Year Ended December 31, 2021	$82	$78	$(2)	$(66)	$92
Year Ended December 31, 2020	78	68	2	(66)	82
Year Ended December 31, 2019	84	56	—	(62)	78

	Balance at Beginning of Period	Provision	Other	Write-offs/ Recoveries	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2021	$213	$31	$(7)	$(51)	$186
Year Ended December 31, 2020	271	30	5	(93)	213
Year Ended December 31, 2019	195	122	(1)	(45)	271