Form 10-Q
period 2022-03-31
NEWELL BRANDS INC.
filed 2022-04-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 25, 2022: 413.5 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$2,388	$2,288
Cost of products sold	1,648	1,557
Gross profit	740	731
Selling, general and administrative expenses	518	534
Restructuring costs, net	5	5
Operating income	217	192
Non-operating expenses:
Interest expense, net	59	67
Other income, net	(124)	(1)
Income before income taxes	282	126
Income tax provision	48	37
Net income	$234	$89

Weighted average common shares outstanding:
Basic	421.9	424.9
Diluted	424.7	427.6

Earnings per share:
Basic	$0.55	$0.21
Diluted	$0.55	$0.21
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2022	2021
Comprehensive income (loss):
Net income	$234	$89
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	23	(44)
Pension and postretirement costs	5	5
Derivative financial instruments	—	5
Total other comprehensive income (loss), net of tax	28	(34)
Comprehensive income	262	55
Total comprehensive loss attributable to noncontrolling interests	—	(1)
Total comprehensive income attributable to parent	$262	$56
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$344	$440
Accounts receivable, net	1,421	1,500
Inventories	2,297	1,997
Prepaid expenses and other current assets	349	325
Total current assets	4,411	4,262
Property, plant and equipment, net	1,144	1,204
Operating lease assets	595	558
Goodwill	3,486	3,504
Other intangible assets, net	3,046	3,370
Deferred income taxes	797	814
Other assets	725	467
Total assets	$14,204	$14,179
Liabilities:
Accounts payable	$1,651	$1,680
Accrued compensation	154	270
Other accrued liabilities	1,375	1,364
Short-term debt and current portion of long-term debt	3	3
Total current liabilities	3,183	3,317
Long-term debt	4,880	4,883
Deferred income taxes	720	405
Operating lease liabilities	531	500
Other noncurrent liabilities	910	983
Total liabilities	10,224	10,088
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2022 and December 31, 2021)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 440.8 shares and 450.0 shares issued at March 31, 2022 and December 31, 2021, respectively)	441	450
Treasury stock, at cost (25.0 shares and 24.5 shares at March 31, 2022 and December 31, 2021, respectively)	(623)	(609)
Additional paid-in capital	7,384	7,734
Retained deficit	(2,368)	(2,602)
Accumulated other comprehensive loss	(854)	(882)
Total stockholders’ equity	3,980	4,091
Total liabilities and stockholders’ equity	$14,204	$14,179
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$234	$89
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	76	86
Gain from sale of business	(130)	—
Deferred income taxes	326	1
Stock based compensation expense	14	14
Other, net	(2)	—
Changes in operating accounts excluding the effects of divestiture:
Accounts receivable	14	122
Inventories	(403)	(283)
Accounts payable	25	(18)
Accrued liabilities and other	(426)	(36)
Net cash used in operating activities	(272)	(25)
Cash flows from investing activities:
Proceeds from sale of divested business	620	—
Capital expenditures	(70)	(54)
Other investing activities, net	9	—
Net cash provided by (used in) investing activities	559	(54)
Cash flows from financing activities:
Payments on current portion of long-term debt	(1)	(94)
Payments on long-term debt	—	(6)
Repurchase of shares of common stock	(275)	—
Cash dividends	(100)	(100)
Equity compensation activity and other, net	(17)	(39)
Net cash used in financing activities	(393)	(239)
Exchange rate effect on cash, cash equivalents and restricted cash	8	(14)
Decrease in cash, cash equivalents and restricted cash	(98)	(332)
Cash, cash equivalents and restricted cash at beginning of period	477	1,021
Cash, cash equivalents and restricted cash at end of period	$379	$689
Supplemental disclosures:
Restricted cash at beginning of period	$37	$40
Restricted cash at end of period	35	7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,602)	$(882)	$4,091
Comprehensive income	—	—	—	234	28	262
Dividends declared on common stock - $0.23 per share	—	—	(97)	—	—	(97)
Equity compensation, net of tax	2	(14)	12	—	—	—
Common stock purchased and retired	(11)	—	(264)	—	—	(275)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2022	$441	$(623)	$7,384	$(2,368)	$(854)	$3,980

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity

Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income (loss)	—	—	—	89	(32)	57	(2)	55
Dividends declared on common stock - $0.23 per share	—	—	(101)	—	—	(101)	—	(101)
Equity compensation, net of tax	2	(10)	16	—	—	8	—	8
Other changes attributable to noncontrolling interests	—	—	—	—	(2)	(2)	1	(1)
Balance at March 31, 2021	$450	$(608)	$7,993	$(3,085)	$(914)	$3,836	$25	$3,861
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement.

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. See Footnotes 2 and 16 for further information.

Use of Estimates and Risks and Uncertainty of Coronavirus (COVID-19)

Since early 2020, the COVID-19 pandemic resulted in various federal, state and local governments, as well as private entities, mandating restrictions on travel and public gatherings, closure of non-essential commerce, stay at home orders and quarantining of people to limit exposure to the virus. Although restrictions have eased since the first quarter of 2021 in certain areas, the Company's global operations, similar to those of many large, multi-national corporations, were adversely impacted by the COVID-19 pandemic.

The extent of the impact of the COVID-19 pandemic to the Company's future sales, operating results, cash flows, liquidity and financial condition continues to be driven by numerous evolving factors that the Company cannot reasonably predict and which will vary by jurisdiction and market, including the severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and work restrictions, operational or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that are available to the general public, the availability and prices of supply chain resources, including materials, products and transportation; and changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens. These primary drivers are beyond the Company's knowledge and control, and as a result, at this time it is difficult to reasonably predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its future sales, operating results, cash flows and financial condition.

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

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three months ended March 31, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.
The Company's sales and operating results, previously disrupted by the COVID-19 pandemic, reverted back to historical patterns in 2021, however, uncertainty still remains over the volatility and direction of future consumer demand patterns.

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

Sales of Accounts Receivables

Factored receivables at March 31, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $535 million, an increase of approximately $35 million from December 31, 2021. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other income, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestiture Activity

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, the Company recorded a pretax gain of $130 million, which was included in other income, net in its Condensed Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2022 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Other comprehensive income (loss) before reclassifications	17	1	(1)	17
Amounts reclassified to earnings	6	4	1	11
Net current period other comprehensive income	23	5	—	28
Balance at March 31, 2022	$(552)	$(287)	$(15)	$(854)

Reclassifications from AOCL to the results of operations for the three months ended March 31, 2022 and 2021 were pretax expense of (in millions):

	Three Months Ended March 31,
	2022	2021
Cumulative translation adjustment (1)	$6	$—
Pension and postretirement benefit plans (2)	4	5
Derivative financial instruments (3)	1	4

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign currency translation adjustments	$1	$12
Pension and postretirement benefit costs	—	1
Derivative financial instruments	(1)	2
Income tax provision related to AOCL	$—	$15

Footnote 4 — Restructuring Costs

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Commercial Solutions	$1	$—
Home Appliances	1	1
Home Solutions	1	2
Learning and Development	2	1
Outdoor and Recreation	—	1
	$5	$5

Accrued restructuring costs activity for the three months ended March 31, 2022 are as follows (in millions):

	Balance at December 31, 2021	Restructuring Costs, Net	Payments	Balance at March 31, 2022
Severance and termination costs	$8	$4	$(5)	$7
Contract termination and other costs	2	1	(2)	1
	$10	$5	$(7)	$8

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was substantially complete at the end of 2021, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impacted all segments, include employee-related costs such as severance and other termination benefits. During the three months ended March 31, 2021, the Company recorded restructuring charges of $5 million. Any remaining cash payments are expected to be paid within one year of charges incurred.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid. Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three months ended March 31, 2022, the Company recorded restructuring charges of $5 million.

Footnote 5 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Raw materials and supplies	$321	$310
Work-in-process	205	167
Finished products	1,771	1,520
	$2,297	$1,997

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Land	$80	$82
Buildings and improvements	636	678
Machinery and equipment	2,314	2,387
	3,030	3,147
Less: Accumulated depreciation	(1,886)	(1,943)
	$1,144	$1,204

Depreciation expense was $49 million and $52 million for the three months ended March 31, 2022 and 2021, respectively.

During the quarter ended March 31, 2022, the Company took possession of a right of use operating lease asset with future obligations of approximately $64 million.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2022 is as follows (in millions):

Segments	Net Book Value at December 31, 2021	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at March 31, 2022
Commercial Solutions	$747	$—	$916	$(169)	$747
Home Appliances	—	—	569	(569)	—
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,593	(18)	3,421	(846)	2,575
Outdoor and Recreation	—	—	788	(788)	—
	$3,504	$(18)	$8,261	$(4,775)	$3,486

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$2,028	$—	$2,028	$2,219	$—	$2,219
Trade names — other	165	(72)	93	159	(65)	94
Capitalized software	581	(461)	120	631	(495)	136
Patents and intellectual property	22	(15)	7	22	(14)	8
Customer relationships and distributor channels	1,082	(284)	798	1,216	(303)	913
	$3,878	$(832)	$3,046	$4,247	$(877)	$3,370

Amortization expense for intangible assets was $27 million and $34 million for the three months ended March 31, 2022 and 2021, respectively.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	March 31, 2022	December 31, 2021
Customer accruals	$652	$715
Operating lease liabilities	125	122
Accrued self-insurance liabilities, contingencies and warranty	121	125
Accrued interest expense	115	56
Accrued marketing and freight expenses	66	59
Accrued income taxes	54	43
Other	242	244
	$1,375	$1,364

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2022	December 31, 2021
3.85% senior notes due 2023	$1,087	$1,086
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	495	494
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,976	1,975
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Other debt	3	9
Total debt	4,883	4,886
Short-term debt and current portion of long-term debt	(3)	(3)
Long-term debt	$4,880	$4,883

Senior Notes

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company is now in a position to access the commercial paper market, up to a maximum of $800 million, provided there is a sufficient amount available for borrowing under the Credit Revolver (defined hereafter). In addition, the interest rate on the relevant senior notes decreased by 25 basis points due to the upgrade, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022). However, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion are still subject to an interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgraded debt rating in 2020.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2022, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility

The Company has a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). At March 31, 2022, the Company did not have any amounts outstanding under the Credit Revolver.

Other

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2022		December 31, 2021
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,010	$4,880	$5,477	$4,877

The carrying amounts of all other significant debt approximates fair value.

Footnote 10 —Derivatives
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
Fair Value Hedges
At March 31, 2022, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2022 and 2021, the Company recognized income of $5 million and $4 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2022, the Company had approximately $467 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2022, the Company had approximately $1.2 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2022. Fair market value gains or losses are included in the results of operations and are classified in other income, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$10	$12
Foreign currency contracts	Other accrued liabilities	(6)	(2)
Fair Value Hedges
Interest rate swaps	Other assets	—	3
Interest rate swaps	Other accrued liabilities	(1)	—
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	15	18
Cross-currency swaps	Other noncurrent liabilities	(34)	(41)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	16	7
Foreign currency contracts	Other accrued liabilities	(21)	(14)

Total		$(21)	$(17)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	(1)	1	3	(2)
Cross-currency swaps	Other income, net	4	—	36	—
Total		$3	$(1)	$39	$(4)

At March 31, 2022, net deferred gains of approximately $10 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2022 and 2021, the Company recognized expense of $3 million and income of $7 million, respectively, in other income, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International
	Three Months Ended March 31,
	2022	2021	2022	2021
Service cost	$—	$—	$1	$1
Interest cost	6	5	2	2
Expected return on plan assets	(12)	(12)	(2)	(1)
Amortization	4	5	1	1
Total (income) expense	$(2)	$(2)	$2	$3

	Postretirement Benefits
	Three Months Ended March 31,
	2022	2021
Amortization	$(1)	$(1)
Total income	$(1)	$(1)

U.K. Defined Benefit Plan Buy-in

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans, resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations to covered participants. The Company anticipates the “buy-out” for the plan to be completed by the end of 2022 or early 2023. The non-cash settlement charge associated with the transaction is expected to be material to the Company's results of operations.

Footnote 12 — Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2022 and 2021 were 17.0% and 29.4%, respectively, reflecting an increase in discrete tax benefits and a lower effective income tax rate associated with the divestiture of the CH&S business.

The difference between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2022 and 2021 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three months ended March 31, 2022 were also impacted by certain discrete items. Income tax expense for the three months ended March 31, 2022 included a discrete benefit of $4 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of the CH&S business unit. The three months ended March 31, 2021 were also impacted by $1 million of discrete tax items.

During the three months ended March 31, 2022, the Company amended its 2017 U.S. federal income tax return to carryback foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020. This resulted in an increase in noncurrent income taxes receivable of approximately $261 million, a decrease in income taxes payable of approximately $95 million, and an increase in deferred tax liabilities of approximately $356 million.

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

Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending March 31, 2022. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. On April 4, 2022, in a case not involving the Company, the United States District Court for the District of Colorado granted the taxpayer's motion for summary judgment that the Temporary Regulations were not validly issued on the basis of improper promulgation. The Company is monitoring the impact of this decision and intends to continue to vigorously defend its position.

Footnote 13 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Basic weighted average shares outstanding	421.9	424.9
Dilutive securities	2.8	2.7
Diluted weighted average shares outstanding	424.7	427.6
At March 31, 2022 and 2021 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the three months ended March 31, 2022, the Company awarded 1.0 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $28 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2022, the Company also awarded 0.6 million time-based RSUs with an aggregate grant date fair value of $16 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the three months ended March 31, 2022, the Company also awarded 2.2 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the three months ended March 31, 2022, is as follows:

Risk-free interest rates	1.9%
Expected volatility	42.0%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$25.86

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates (collectively, “Icahn Enterprises”), at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. At March 31, 2022, the Company has remaining authority to repurchase approximately $100 million of shares of common stock under the SRP.

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	March 31, 2022				December 31, 2021
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$41	$—	$41	$—	$40	$—	$40
Liabilities	—	(62)	—	(62)	—	(57)	—	(57)
Investment securities, including mutual funds	13	—	—	13	13	—	—	13

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

In connection with the Company's annual impairment testing at December 1, 2021, a tradename within the Learning and Development segment was fair valued at $47 million on a non-recurring basis.

Footnote 16 — Segment Information

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Condensed Consolidated Statements of Operations as part of the Commercial Solutions segment through March 31, 2022.

The Company's five primary reportable segments are:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid Commercial Products and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities

(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker (“CODM”) regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales (1)
Commercial Solutions	$510	$471
Home Appliances	340	360
Home Solutions	500	504
Learning and Development	650	617
Outdoor and Recreation	388	336
	$2,388	$2,288

Operating income (loss) (2)
Commercial Solutions	$55	$50
Home Appliances	(18)	3
Home Solutions	61	61
Learning and Development	130	110
Outdoor and Recreation	45	15
Corporate	(56)	(47)
	$217	$192

	March 31, 2022	December 31, 2021
Segment assets
Commercial Solutions (3)	$1,973	$2,522
Home Appliances	1,081	1,055
Home Solutions	3,130	3,109
Learning and Development	4,454	4,401
Outdoor and Recreation	1,029	907
Corporate	2,537	2,185
	$14,204	$14,179

(1)All intercompany transactions have been eliminated.
(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A, restructuring and impairment of goodwill, intangibles and other assets. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of net sales basis and included in segment operating income.
(3)The reduction in the Commercial Solutions segment assets is primarily due to the sale of the CH&S business.

The following tables disaggregates revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended March 31, 2022
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$401	$—	$—	$—	$—	$401
Connected Home Security	109	—	—	—	—	109
Home Appliances	—	340	—	—	—	340
Food	—	—	302	—	—	302
Home Fragrance	—	—	198	—	—	198
Baby	—	—	—	291	—	291
Writing	—	—	—	359	—	359
Outdoor and Recreation	—	—	—	—	388	388
Total	$510	$340	$500	$650	$388	$2,388

North America	$396	$178	$401	$468	$210	$1,653
International	114	162	99	182	178	735
Total	$510	$340	$500	$650	$388	$2,388

	Three Months Ended March 31, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$380	$—	$—	$—	$—	$380
Connected Home Security	91	—	—	—	—	91
Home Appliances	—	360	—	—	—	360
Food	—	—	274	—	—	274
Home Fragrance	—	—	230	—	—	230
Baby	—	—	—	281	—	281
Writing	—	—	—	336	—	336
Outdoor and Recreation	—	—	—	—	336	336
Total	$471	$360	$504	$617	$336	$2,288

North America	$344	$195	$401	$426	$177	$1,543
International	127	165	103	191	159	745
Total	$471	$360	$504	$617	$336	$2,288

Footnote 17 — Litigation and Contingencies

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2022 was $37 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Background

The U.S. EPA has issued General Notice Letters to over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), alleging that they are PRPs at the Diamond Alkali Superfund Site (“Site”) pursuant to the CERCLA. The Site is the subject of investigation and remedial activities (the “CERCLA Administrative Actions”) and related settlement negotiations with the U.S. EPA. In addition, the Company Parties are defendants in related litigation, and the Site is also subject to a Natural Resource Damage Assessment.

CERCLA Administrative Actions

The Site is divided into four “operable units,” and the Company Parties have received General Notice Letters in connection with operable unit 2, which comprises the lower 8.3 miles of the Lower Passaic River and its tributaries (“Unit 2”), and operable unit 4, which comprises a 17-mile stretch of the Lower Passaic River and its tributaries (“Unit 4”). Unit 2 is geographically subsumed within Unit 4.

Unit 4 Investigation

The Company received its first general notice letter pertaining to Unit 4 in 2003. Beginning in 2004, the Company Parties, together with numerous other PRPs, entered into several administrative agreements with the U.S. EPA to fund and perform various investigation and clean-up activities in Unit 4. Pursuant to a 2007 Administrative Order on Consent, over 70 PRPs, including the Company Parties, have been performing or funding the remedial investigation and feasibility study for Unit 4. The parties performing the remedial investigation and feasibility study submitted the results of their remedial investigation to the U.S. EPA in July 2019. They also submitted an interim remedy feasibility study focused on the upper 9 miles of Unit 4 in September 2021. Activity under the remedial investigation and feasibility study for Unit 4 is not yet complete and remains underway.

In October 2021, the U.S. EPA issued a Record of Decision for an interim remedy for the upper 9 miles of Unit 4, selecting a combination of dredging and capping as the remedial alternative, which the U.S. EPA estimates will cost $441 million in the aggregate.

Unit 2 Investigation

Concurrent with activities under the remedial investigation and feasibility study for Unit 4, the U.S. EPA performed a Source Control Early Action Focused Feasibility Study for Unit 2, which culminated in a Record of Decision in 2016. The U.S. EPA estimates that the selected remedy for Unit 2 set forth in its Record of Decision will cost $1.4 billion in the aggregate. The U.S. EPA then issued a General Notice Letter for Unit 2 to the Company Parties and over 100 other entities, including those that received a General Notice Letter in connection with Unit 4. The Unit 2 General Notice Letter requested that Occidental Chemical Corporation (“OCC”) perform the remedial design for Unit 2, which OCC subsequently agreed to perform. The General Notice Letter indicated that, following execution of a remedial design consent decree, the U.S. EPA would begin negotiating a remedial action consent decree for Unit 2 with OCC and other major PRPs.

2016 Record of Decision and 2021 Record of Decision Remedy Performance

In March 2022, U.S. EPA issued a Notice of Potential Liability and Notice of Consent Decree Negotiations to OCC and several other entities, excluding the Company Parties, encouraging those parties to finance and perform the remedies selected in the 2016 and 2021 Records of Decision. The U.S. EPA specifically identified OCC and four other companies as “work parties” in connection with Units 2 and 4. The Company Parties were not recipients of this notice and were not identified as work parties.

The U.S. EPA Settlement

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties (the “U.S. EPA Settlement”). The PRPs responsible for release of dioxin, furans, and/or polychlorinated biphenyls would be expected to perform the remedial action for Unit 2 and would be excluded from the U.S. EPA Settlement. The allocation process has concluded. In February 2022, the U.S. EPA and certain parties to the allocation, including the Company Parties, reached an agreement in principle concerning a cash-out settlement for both Unit 2 and Unit 4. The agreement in principle remains subject to the negotiation and court entry of a consent decree finalizing the U.S. EPA Settlement.

The OCC Litigation

In June 2018, OCC sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, contribution, and a declaratory judgement. The defendants, in turn, filed claims against 42 third-party defendants, and filed counterclaims against OCC (collectively, the “OCC Litigation”). The primary focus of the OCC Litigation has been certain past and future costs for investigation, design and remediation of Units 2 and 4. However, OCC has stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. OCC has also stated that it may broaden its claims in the future after completion of the Natural Resource Damage Assessment described below.

In a Motion for Stay of Proceedings filed in January 2022, certain defendants and all third-party defendants in the OCC Litigation moved to stay the case for a six-month period to allow the final stage of the parallel allocation proceedings and resulting settlement negotiations in the U.S. EPA Settlement to conclude. The U.S. District Court denied the motion in March 2022.

The Company Parties continue to vigorously defend the OCC Litigation. At this time, the Company cannot predict the eventual outcome.

The Natural Resource Damage Assessment

In 2007, the National Oceanic and Atmospheric Administration (“NOAA”), acting as the lead administrative trustee on behalf of itself and the U.S. Department of the Interior, issued a Notice of Intent to Perform a Natural Resource Damage Assessment to the Company Parties, along with numerous other entities, identifying the recipients as PRPs. The federal trustees (who now include the United States Department of Commerce, represented by NOAA, and the Department of the Interior, represented by the United States Fish and Wildlife Service) are presently undertaking the Natural Resource Damage Assessment.

As of the date of filing of this Quarterly Report, based on the agreement in principle noted above, the Company does not expect that its allocation in the U.S. EPA Settlement relating to Unit 2 and Unit 4, if the settlement is finalized, will be material to the Company. With respect to the OCC Litigation and Natural Resource Damage Assessment, the Company is currently unable to reasonably estimate the range of possible losses.

Based on currently known facts and circumstances, the Company does not believe that the Lower Passaic River matter is reasonably likely to have a material impact on the Company’s results of operations. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group,

Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021 the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

Although management of the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Condensed Consolidated Financial Statements, except as otherwise described in this Footnote 17.

At March 31, 2022, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
•the Company’s dependence on the strength of retail and consumer demand, commercial and industrial sectors of the economy in various countries around the world;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•changes in the prices and availability of labor, transportation, raw materials and sourced products, including significant inflation, and the Company's ability to obtain them in a timely manner and to offset cost increases through pricing and productivity;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 17 of the Notes to the Unaudited Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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
•the impact of United States and foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs and legislation and regulatory actions related to climate change;
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, FoodSaver, Calphalon, Sistema, Sharpie, Paper Mate, Dymo, EXPO, Elmer’s, Yankee Candle, Graco, NUK, Rubbermaid Commercial Products, Spontex, Coleman, Campingaz, Contigo, Oster, Sunbeam and Mr. Coffee. Newell Brands' beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

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

The Company is implementing this strategy while addressing key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape; continued macroeconomic and geopolitical volatility; significant inflationary and supply chain pressures, and an evolving regulatory landscape. The coronavirus (COVID-19) pandemic and its impact to the Company’s business resulted in the acceleration of the turnaround initiatives in many respects.

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

Organizational Structure

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Condensed Consolidated Statements of Operations as part of the Commercial Solutions segment through March 31, 2022.

The Company's five primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid Commercial Products and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities
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

Recent Developments

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in three primary areas:

Supply chain. The Company continues to face significant product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, including port congestion, constrained shipping container availability and delays in carrier pickup, which have negatively impacted the Company's ability to satisfy demand for its products, creating order backlog in a number of categories. The Company also continues to face significantly higher than expected inflation for commodities, including resin and metals, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold in the first quarter of 2022. These various disruptions are expected to persist, at least in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

Retail. While the Company’s largest retail customers experienced a surge in sales as their stores remained open, a number of secondary customers, primarily in the specialty and department store channels, temporarily closed their brick-and-mortar doors in March 2020, and began to reopen in certain regions where conditions improved towards the end of the second quarter of 2020. These dynamics, in combination with some retailers’ prioritization of essential items, have had a meaningful impact on the Company's traditional order patterns. In addition, the Company temporarily closed its Yankee Candle retail stores in North America as of mid-March of 2020 due to COVID-19. These stores reopened by the end of the third quarter of 2020 and have remained open since.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. At that time, certain of the Company’s product categories benefited from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses were negatively impacted but experienced a surge in demand post lockdowns, in particular Writing, Baby and Home Fragrance. While the seasonality of the Company's businesses reverted back to historical trends in 2021, uncertainty still remains over the volatility and direction of future consumer demand patterns as certain of its businesses are lapping the prior-year surge in demand.

The Company believes the extent of the impact of the COVID-19 pandemic on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market, including severity and duration of the pandemic, the emergence of new strains and variants of the coronavirus, the likelihood of a resurgence of positive cases or hospitalizations, the development and availability of effective treatments and vaccines, especially in areas where conditions have recently worsened and work restrictions, operational or travel bans have been reinstituted, the rate at which vaccines are administered to the general public, the timing and amount of fiscal stimulus and relief programs packages that may become available to the general public in the future, and any changes in consumer demand patterns for the Company's products as the impact of the global pandemic lessens.

With the spread of new strains and variants of the coronavirus, the Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of COVID-19, and the Company has mandated vaccinations for its U.S. professional and office-based employees.

Sale of Connected Home & Security

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, the Company recorded a pretax gain of $130 million, which was included in other income, net in its Condensed Consolidated Statements of Operations.

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates (collectively, “Icahn Enterprises”), at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. At March 31, 2022, the Company has remaining authority to repurchase approximately $100 million of shares of common stock under the SRP.

Debt Ratings

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company is now in a position to access the commercial paper market, up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Company's $1.25 billion revolving credit facility maturing in December 2023 (the “Credit Revolver”). In addition, the interest rate on the relevant senior notes decreased by 25 basis points due to the upgrade, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022). However, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion are still subject to an interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgraded debt rating in 2020.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,388	$2,288	$100	4.4%
Gross profit	740	731	9	1.2%
Gross margin	31.0%	31.9%

Operating income	217	192	25	13.0%
Operating margin	9.1%	8.4%

Interest expense, net	59	67	(8)	(11.9)%
Other income, net	(124)	(1)	(123)	NM
Income before income taxes	282	126	156	NM
Income tax provision	48	37	11	29.7%
Income tax rate	17.0%	29.4%

Net income	$234	$89	$145	NM

Diluted earnings per share attributable to common shareholders	$0.55	$0.21
NM - NOT MEANINGFUL

Net sales increased 4%, driven by growth in the Commercial Solutions, Learning and Development and Outdoor and Recreation segments, partially offset by declines in the Home Appliances and Home Solutions segments, which lapped the prior year impact of a surge in consumer demand. This growth primarily reflects pricing actions by the Company as well as customer inventory replenishment, partially offset by softening consumption in certain categories in the U.S. and certain category exits in the Outdoor and Recreation and Home Appliances segments. As result of the ongoing supply chain constraints, the first quarter results benefited from a shift in customer orders normally placed in the second quarter of the year. Changes in foreign currency unfavorably impacted net sales by $41 million, or 2%.

Gross profit increased slightly compared to prior year. Gross profit margin declined to 31.0% as compared with 31.9% in the prior year period. The decrease in gross margin was driven by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline was partially offset by favorable net pricing and gross productivity. Changes in foreign currency exchange rates unfavorably impacted gross profit by $16 million, or 2%.

In addition to the change in gross profit noted above, notable items impacting operating income for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021	$ Change
Restructuring (See Footnote 4) and restructuring-related costs (a)	$11	$13	$(2)
Transactions and other costs (b)	8	4	4
(a)Restructuring-related costs reported in cost of goods sold and selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2022 were $5 million and $1 million, respectively, and primarily relate to facility closures. For the three months ended March 31, 2021, restructuring-related costs reported in cost of sales and SG&A were $5 million and $3 million, respectively, and primarily relate to facility closures. Restructuring costs were $5 million for both the three months ended March 31, 2022 and 2021.
(b)Transactions and other costs for the three months ended March 31, 2022 and 2021 primarily relate to completed divestitures and fees for certain legal proceedings.

Operating income increased to $217 million as compared to $192 million in the prior year period. The improvement in the operating results reflects lower overhead spending.

Interest expense, net decreased primarily due to lower long-term debt levels and higher interest income. The weighted average interest rates for the three months ended March 31, 2022 and 2021 were approximately 4.5% and 4.8%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other income, net for three months ended March 31, 2022 and 2021 includes the following items:

	Three Months Ended March 31,
	2022	2021
Foreign exchange losses, net	$6	$—
Gain on disposition of business (See Footnote 2)	(130)	—
Other (gains) losses, net	—	(1)
	$(124)	$(1)

The income tax provision for the three months ended March 31, 2022 was $48 million as compared to an income tax provision for the three months ended March 31, 2021 of $37 million. The effective tax rate for the three months ended March 31, 2022 was 17.0% as compared to 29.4% for the three months ended March 31, 2021. The income tax provision for the three months ended March 31, 2022 included a discrete benefit of $4 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of the CH&S business unit. The three months ended March 31, 2021 were also impacted by $1 million of discrete tax items.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$510	$471	$39	8.3%

Operating income	55	50	5	10.0%
Operating margin	10.8%	10.6%

Commercial Solutions net sales for the three months ended March 31, 2022 increased 8%, which reflected sales growth in both the Commercial and Connected Home and Security business units. The Commercial business unit performance primarily reflected the impact of pricing actions. The increase in net sales in the Connected Home and Security business unit was primarily due to increased demand from the contractor channel and improved product availability. Changes in foreign currency unfavorably impacted net sales by $8 million, or 2%.

Operating income for the three months ended March 31, 2022 was $55 million as compared to $50 million in the prior year. The increase in operating income is due to gross profit leverage, gross productivity and lower advertising and promotion costs and overhead spending, partially offset by input cost inflation, particularly for resin, transportation, labor and sourced finished goods.

Home Appliances

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$340	$360	$(20)	(5.6)%

Operating income (loss)	(18)	3	(21)	NM
Operating margin	(5.3)%	0.8%
NM - NOT MEANINGFUL

Home Appliances net sales for the three months ended March 31, 2022 decreased approximately 6%, which reflects softening demand in the U.S., as the business lapped the prior-year surge in consumer demand due to the COVID-19 pandemic, and certain category exits, partially offset by pricing actions and strong demand in Latin America. Changes in foreign currency unfavorably impacted net sales by $5 million, or 1%.

Operating loss for the three months ended March 31, 2022 was $18 million as compared to an operating income of $3 million in the prior year period. The decline in operating result is primarily due to lower gross profit leverage, higher advertising and promotional costs, and input cost inflation, particularly for sourced finished goods and transportation.

Home Solutions

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$500	$504	$(4)	(0.8)%

Operating income	61	61	—	—%
Operating margin	12.2%	12.1%

Home Solutions net sales for the three months ended March 31, 2022 decreased 1%. Strong sales performance in the Food business unit was more than offset by the decline in the Home Fragrance business unit. The increase in Food business unit sales primarily reflected pricing actions. The decline in Home Fragrance business unit sales reflected softening demand, primarily in the U.S. as the business lapped the prior year surge in consumer demand due to the COVID-19 pandemic, as well as the exit of approximately 38 underperforming Yankee Candle retail stores during the first quarter of 2022. Changes in foreign currency unfavorably impacted net sales by $4 million, or 1%.

Operating income for the three months ended March 31, 2022 was flat as compared to the prior-year period. This performance reflected gross productivity and lower compensation expense, offset by significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods, as well as higher advertising and promotional costs.

Learning and Development

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$650	$617	$33	5.3%

Operating income	130	110	20	18.2%
Operating margin	20.0%	17.8%

Learning and Development net sales for the three months ended March 31, 2022 increased 5% due to strong sales performance in the Baby and Writing business units. The Baby business unit performance reflected pricing actions and improved product availability. The Writing unit performance reflected strong sales driven by pricing actions, improved return to in-person learning and gradual reopening of more offices and earlier back to school sales to certain retailers, partially offset by supply chain shortages, particularly in labeling, and logistical constraints. Changes in foreign currency unfavorably impacted net sales by $11 million, or 2%.

Operating income for the three months ended March 31, 2022 increased to $130 million as compared to $110 million in the prior-year period. The increase in operating income is primarily due to gross profit leverage, gross productivity, and lower compensation and advertising and promotional costs, partially offset by significant input cost inflation for sourced finished goods, transportation and labor.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$388	$336	$52	15.5%

Operating income	45	15	30	NM
Operating margin	11.6%	4.5%
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended March 31, 2022 increased 15% primarily due to pricing actions, customer inventory replenishment and order timing ahead of the outdoor season and improved product availability. Changes in foreign currency unfavorably impacted net sales by $13 million or 4%.

Operating income for the three months ended March 31, 2022 was $45 million as compared to $15 million in the prior-year period. This improvement was primarily due to gross profit leverage and lower overhead spending, partially offset by input cost inflation for commodities, primarily resin, sourced finished goods and transportation, and higher advertising and promotional costs.

Liquidity and Capital Resources
Liquidity

The Company believes that its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. At March 31, 2022, the Company had cash and cash equivalents of approximately $344 million, of which approximately $233 million was held by the Company’s non-U.S. subsidiaries.

The Company believes the extent of the impact of the COVID-19 pandemic to its future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company is not able to accurately predict and which will vary by jurisdiction and market. For further information regarding the impact of COVID-19 on the Company, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 14, 2022.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2022 and 2021 (in millions):

	2022	2021	Increase (Decrease)
Cash used in operating activities	$(272)	$(25)	$(247)
Cash provided by (used in) investing activities	559	(54)	613
Cash used in financing activities	(393)	(239)	(154)
Exchange rate effect on cash, cash equivalents and restricted cash	8	(14)	22
Decrease in cash, cash equivalents and restricted cash	$(98)	$(332)	$234

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects inventory build to support forecasted demand and higher annual incentive compensation payments, partially offset by benefits from higher accounts receivable sold under the Customer Receivables Purchase Agreement in the current year. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash provided by investing activities was primarily due to proceeds from divestiture of CH&S and sale of property, plant and equipment, partially offset by higher capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to repurchase of shares of the Company's common stock in the current-year period, partially offset by debt repayments in the prior-year period. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has the ability to borrow under its existing Credit Revolver and its Accounts Receivable Securitization Facility (the “Securitization Facility”). Under the Company's Credit Revolver, the interest rate is London Interbank Offered Rate (“LIBOR”) rate plus 105.0 basis points. The Credit Revolver provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. At March 31, 2022 there were approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.23 billion. There were no borrowings outstanding under the Credit Revolver or commercial paper borrowings at March 31, 2022.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. In addition, if economic conditions caused by the COVID-19 pandemic do not improve or otherwise worsen, our earnings and operating cash flows could be negatively impacted, which could impact our ability to maintain compliance with our financial covenants and require us to seek amendments to the Credit Revolver. The Company was in compliance with all of its debt covenants at March 31, 2022.

The aggregate commitment under the Securitization Facility is $600 million. The Securitization Facility matures in October 2022 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2022, the Company did not have any amounts outstanding under the Securitization Facility.

Factored receivables at the end of the first quarter of 2022 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $535 million, an increase of approximately $35 million from December 31, 2021. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other income, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.
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

Fair Value Hedges
At March 31, 2022, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2022 and 2021, the Company recognized income of $5 million and $4 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.
Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales and have maturity dates through December 2022. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2022, the Company had approximately $467 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2022, the Company had approximately $1.2 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through December 2022. Fair market value gains or losses are included in the results of operations and are classified in other income, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the net fair value of derivative financial instruments (in millions):

March 31, 2022
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$4
Fair value hedges:
Interest rate swaps	(1)
Net investment hedges:
Cross-currency swaps	(19)
Derivatives not designated as effective hedges:
Foreign currency contracts	(5)
Total	$(21)

Significant Accounting Policies and Critical Estimates

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant.

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. The Company’s operations are comprised of seven reporting units, within its five primary operating segments.

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

See Footnotes 1 and 7 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2022:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	—	$—	—	$375,000,000
February	11,151,364	25.86	10,634,184	$100,000,001
March	—	—	—	$100,000,001
Total	11,151,364	$25.86	10,634,184
(1)On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. See Footnote 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on shares repurchased during the three months ended March 31, 2022.
(2)Shares purchased during the three months ended March 31, 2022, includes both the number of shares purchased as part of the publicly announced SRP as well as shares acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units and were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	2022 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2022).
10.2*
Letter Agreement, dated February 9, 2022, between the Company and Christopher H. Peterson regarding Participation in the Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2022).

10.3*
Purchase Agreement dated February 21, 2022 by and between the Company and the Icahn Parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2022).

10.4*†	Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to the Chief Executive Officer.
10.5*†	Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Vice President Level and above).
10.6*†	Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Director Level).
10.7*†	Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer.
10.8*†	Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees.
10.9*†	Amendment No. 2 dated December 30, 2021, to the Newell Brands Employee Savings Plan (as amended and restated effective January 1, 2018 and amended by the First Amendment effective January 1, 2019).
10.10*†	Offer Letter, dated March 4, 2021, between the Company and Michal Geller.
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	April 29, 2022	/s/ Christopher H. Peterson
Christopher H. Peterson
Chief Financial Officer and President, Business Operations

Date:	April 29, 2022	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer