Form 10-Q
period 2022-06-30
NEWELL BRANDS INC.
filed 2022-07-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 25, 2022: 413.6 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$2,534	$2,709	$4,922	$4,997
Cost of products sold	1,709	1,827	3,357	3,384
Gross profit	825	882	1,565	1,613
Selling, general and administrative expenses	504	572	1,022	1,106
Restructuring costs, net	4	5	9	10
Operating income	317	305	534	497
Non-operating expenses:
Interest expense, net	55	65	114	132
Other (income) expense, net	8	(3)	(116)	(4)
Income before income taxes	254	243	536	369
Income tax provision	50	46	98	83
Net income	$204	$197	$438	$286

Weighted average common shares outstanding:
Basic	413.8	425.4	417.9	425.1
Diluted	415.7	427.8	420.2	427.7

Earnings per share:
Basic	$0.49	$0.46	$1.05	$0.67
Diluted	$0.49	$0.46	$1.04	$0.67
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income (loss):
Net income	$204	$197	$438	$286
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(120)	34	(97)	(10)
Pension and postretirement costs	7	4	12	9
Derivative financial instruments	11	3	11	8
Total other comprehensive income (loss), net of tax	(102)	41	(74)	7
Comprehensive income	102	238	364	293
Total comprehensive income attributable to noncontrolling interests	—	3	—	2
Total comprehensive income attributable to parent	$102	$235	$364	$291
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$323	$440
Accounts receivable, net	1,562	1,500
Inventories	2,522	1,997
Prepaid expenses and other current assets	350	325
Total current assets	4,757	4,262
Property, plant and equipment, net	1,138	1,204
Operating lease assets	563	558
Goodwill	3,450	3,504
Other intangible assets, net	2,977	3,370
Deferred income taxes	786	814
Other assets	777	467
Total assets	$14,448	$14,179
Liabilities:
Accounts payable	$1,700	$1,680
Accrued compensation	160	270
Other accrued liabilities	1,309	1,364
Short-term debt and current portion of long-term debt	1,461	3
Total current liabilities	4,630	3,317
Long-term debt	3,793	4,883
Deferred income taxes	714	405
Operating lease liabilities	500	500
Other noncurrent liabilities	864	983
Total liabilities	10,501	10,088
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2022 and December 31, 2021)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 438.6 shares and 450.0 shares issued at June 30, 2022 and December 31, 2021, respectively)	439	450
Treasury stock, at cost (25.0 shares and 24.5 shares at June 30, 2022 and December 31, 2021, respectively)	(623)	(609)
Additional paid-in capital	7,251	7,734
Retained deficit	(2,164)	(2,602)
Accumulated other comprehensive loss	(956)	(882)
Total stockholders’ equity	3,947	4,091
Total liabilities and stockholders’ equity	$14,448	$14,179
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$438	$286
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	147	166
(Gain) loss from sale of businesses	(133)	2
Deferred income taxes	309	(12)
Stock based compensation expense	23	26
Other, net	(1)	(3)
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	(177)	(50)
Inventories	(681)	(386)
Accounts payable	106	54
Accrued liabilities and other	(481)	(7)
Net cash provided by (used in) operating activities	(450)	76
Cash flows from investing activities:
Proceeds from sale of divested business	620	—
Capital expenditures	(140)	(114)
Other investing activities, net	19	9
Net cash provided by (used in) investing activities	499	(105)
Cash flows from financing activities:
Short-term debt, net	372	(1)
Payments on current portion of long-term debt	(2)	(94)
Payments on long-term debt	—	(6)
Repurchase of shares of common stock	(325)	—
Cash dividends	(195)	(198)
Acquisition of noncontrolling interest	—	(4)
Equity compensation activity and other, net	(35)	(35)
Net cash used in financing activities	(185)	(338)
Exchange rate effect on cash, cash equivalents and restricted cash	(3)	(6)
Decrease in cash, cash equivalents and restricted cash	(139)	(373)
Cash, cash equivalents and restricted cash at beginning of period	477	1,021
Cash, cash equivalents and restricted cash at end of period	$338	$648
Supplemental disclosures:
Restricted cash at beginning of period	$37	$40
Restricted cash at end of period	15	11
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2022	$441	$(623)	$7,384	$(2,368)	$(854)	$3,980
Comprehensive income (loss)	—	—	—	204	(102)	102
Dividends declared on common stock - $0.23 per share	—	—	(95)	—	—	(95)
Equity compensation, net of tax	—	—	10	—	—	10
Common stock purchased and retired	(2)	—	(48)	—	—	(50)
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,164)	$(956)	$3,947

Balance at December 31, 2021	$450	$(609)	$7,734	$(2,602)	$(882)	$4,091
Comprehensive income (loss)	—	—	—	438	(74)	364
Dividends declared on common stock - $0.46 per share	—	—	(192)	—	—	(192)
Equity compensation, net of tax	2	(14)	22	—	—	10
Common stock purchased and retired	(13)	—	(312)	—	—	(325)
Other	—	—	(1)	—	—	(1)
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,164)	$(956)	$3,947

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at March 31, 2021	$450	$(608)	$7,993	$(3,085)	$(914)	$3,836	$25	$3,861
Comprehensive income	—	—	—	197	38	235	3	238
Dividends declared on common stock - $0.23 per share	—	—	(99)	—	—	(99)	—	(99)
Equity compensation, net of tax	—	(1)	12	—	—	11	—	11
Acquisition of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other changes attributable to noncontrolling interests	—	—	—	—	3	3	—	3
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011

Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income	—	—	—	286	6	292	1	293
Dividends declared on common stock - $0.46 per share	—	—	(200)	—	—	(200)	—	(200)
Equity compensation, net of tax	2	(11)	28	—	—	19	—	19
Acquisition of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other changes attributable to noncontrolling interests	—	—	—	—	1	1	1	2
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain reclassifications have been made in the Company's financial statements of the prior year to conform to current year presentation.

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. See Footnotes 2 and 16 for further information.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company's consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by the COVID-19 pandemic, inflationary and supply chain pressures, and the indirect macroeconomic impact of the Russia-Ukraine conflict, which has required greater use of estimates and assumptions in the preparation of the consolidated financial statements, more specifically, those estimates and assumptions utilized in the Company’s forecasted results of operations and cash flows that form the basis in developing the fair values utilized in its impairment assessments, its annual effective tax rate and other related reserves. These estimates also include assumptions as to the timing and amount of demand shifts amongst sales channels, workforce availability and supply chain continuity. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ and may require future changes to such estimates and assumptions, including reserves, which may result in future expense.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.
The Company's sales and operating results, previously disrupted by the COVID-19 pandemic, reverted back to historical patterns in 2021, however, uncertainty still remains due to the inflationary and supply chain pressures and the volatility and direction of future consumer demand patterns.

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

Sales of Accounts Receivables

Factored receivables at June 30, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $545 million, an increase of approximately $45 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (1) increase the amount of certain customer receivables that may be sold under the agreement, (2) add new customers to the agreement and (3) change the reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestiture Activity

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, during the six months ended June 30, 2022, the Company recorded a pretax gain of $133 million, which was included in other (income) expense, net in its Condensed Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2022 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Other comprehensive income (loss) before reclassifications	(103)	6	13	(84)
Amounts reclassified to earnings	6	6	(2)	10
Net current period other comprehensive income (loss)	(97)	12	11	(74)
Balance at June 30, 2022	$(672)	$(280)	$(4)	$(956)

Reclassifications from AOCL to the results of operations for the three and six months ended June 30, 2022 and 2021 were pretax (income) expense of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cumulative translation adjustment (1)	$—	$—	$6	$—
Pension and postretirement benefit plans (2)	3	6	7	11
Derivative financial instruments (3)	(4)	7	(3)	11

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency translation adjustments	$19	$(3)	$20	$9
Pension and postretirement benefit costs	1	1	1	2
Derivative financial instruments	4	1	3	3
Income tax provision (benefit) related to AOCL	$24	$(1)	$24	$14

Footnote 4 — Restructuring Costs

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Solutions	$—	$—	$1	$—
Home Appliances	—	3	1	4
Home Solutions	—	1	1	3
Learning and Development	—	—	2	1
Outdoor and Recreation	2	—	2	1
Corporate	2	1	2	1
	$4	$5	$9	$10

Accrued restructuring costs activity for the six months ended June 30, 2022 are as follows (in millions):

	Balance at December 31, 2021	Restructuring Costs, Net	Payments	Balance at June 30, 2022
Severance and termination costs	$8	$8	$(9)	$7
Contract termination and other costs	2	1	(2)	1
	$10	$9	$(11)	$8

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was substantially complete at the end of 2021, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impacted all segments, include employee-related costs such as severance and other termination benefits. During the three and six months ended June 30, 2021, the Company recorded restructuring charges of $4 million and $9 million, respectively. Any remaining cash payments are expected to be paid within one year of charges incurred.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three and six months ended June 30, 2022, the Company recorded restructuring charges of $4 million and $9 million, respectively.

Footnote 5 — Inventories
Inventories are comprised of the following at the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Raw materials and supplies	$327	$310
Work-in-process	203	167
Finished products	1,992	1,520
	$2,522	$1,997

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following at the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Land	$76	$82
Buildings and improvements	632	678
Machinery and equipment	2,325	2,387
	3,033	3,147
Less: Accumulated depreciation	(1,895)	(1,943)
	$1,138	$1,204

Depreciation expense was $47 million and $51 million for the three months ended June 30, 2022 and 2021, respectively, and $96 million and $103 million for the six months ended June 30, 2022 and 2021, respectively.

During the three months ended March 31, 2022, the Company took possession of a right of use operating lease asset with future obligations of approximately $64 million.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2022 is as follows (in millions):

Segments	Net Book Value at December 31, 2021	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at June 30, 2022
Commercial Solutions	$747	$—	$916	$(169)	$747
Home Appliances	—	—	569	(569)	—
Home Solutions	164	—	2,567	(2,403)	164
Learning and Development	2,593	(54)	3,385	(846)	2,539
Outdoor and Recreation	—	—	788	(788)	—
	$3,504	$(54)	$8,225	$(4,775)	$3,450

Other intangible assets, net, are comprised of the following at the dates indicated (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$1,985	$—	$1,985	$2,219	$—	$2,219
Trade names — other	160	(73)	87	159	(65)	94
Capitalized software	586	(466)	120	631	(495)	136
Patents and intellectual property	22	(15)	7	22	(14)	8
Customer relationships and distributor channels	1,071	(293)	778	1,216	(303)	913
	$3,824	$(847)	$2,977	$4,247	$(877)	$3,370

Amortization expense for intangible assets for the three months ended June 30, 2022 and 2021 was $24 million and $29 million, respectively and $51 million and $63 million for the six months ended June 30, 2022 and 2021, respectively.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following at the dates indicated (in millions):

	June 30, 2022	December 31, 2021
Customer accruals	$678	$715
Operating lease liabilities	122	122
Accrued self-insurance liabilities, contingencies and warranty	117	125
Accrued marketing and freight expenses	74	59
Accrued interest expense	53	56
Accrued income taxes	52	43
Other	213	244
	$1,309	$1,364

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2022	December 31, 2021
3.85% senior notes due 2023	$1,087	$1,086
4.00% senior notes due 2024	200	200
4.875% senior notes due 2025	495	494
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,976	1,975
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Commercial paper	112	—
Receivables facility	260	—
Other debt	2	9
Total debt	5,254	4,886
Short-term debt and current portion of long-term debt	(1,461)	(3)
Long-term debt	$3,793	$4,883

Senior Notes

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. Since the S&P upgrade, the Company has been in a position to access the commercial paper market, up to a maximum of $800 million, provided there is a sufficient amount available for borrowing under the Credit Revolver (defined hereafter). In addition, the interest rate on the relevant senior notes decreased by 25 basis points due to the upgrade, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022). However, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion are still subject to an interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgrade of the Company's debt rating in 2020.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (1) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (2) extended its maturity by one year to October 2023 and (3) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2022, the Company has $260 million outstanding under the Securitization Facility.

Revolving Credit Facility and Commercial Paper

The Company maintains a $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”). Under the Credit Revolver the Company may borrow funds on a variety of interest rate terms. Since the Credit Revolver provides the committed backup liquidity required to issue commercial paper, the Company may issue commercial paper up to a maximum of $800 million provided there is a sufficient amount available for borrowing under the Credit Revolver. At June 30, 2022, the Company did not have any amounts outstanding under the Credit Revolver, with a net availability of approximately $1.1 billion and approximately $112 million outstanding under its commercial paper program.

The Credit Revolver also provides for the issuance of up to $100 million of letters of credit, so long as there is sufficient amount available for borrowing under the Credit Revolver. At June 30, 2022, the Company has approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver.

Other

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2022		December 31, 2021
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,619	$4,880	$5,477	$4,877

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

Fair Value Hedges

At June 30, 2022, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended June 30, 2022 and 2021, the Company recognized income of $6 million and $3 million, respectively, and income of $11 million and $7 million for the six months ended June 30, 2022 and 2021, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through March 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2022, the Company had approximately $375 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2022, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2023. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$14	$12
Foreign currency contracts	Other accrued liabilities	(2)	(2)
Fair Value Hedges
Interest rate swaps	Other assets	—	3
Interest rate swaps	Other accrued liabilities	(2)	—
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	17	18
Cross-currency swaps	Other assets	42	—
Cross-currency swaps	Other noncurrent liabilities	—	(41)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	21	7
Foreign currency contracts	Other accrued liabilities	(26)	(14)

Total		$64	$(17)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	20	5	(3)	(6)
Cross-currency swaps	Other (income) expense, net	78	—	(8)	—
Total		$98	$4	$(11)	$(7)

		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3)	$—	$(3)
Foreign currency contracts	Net sales and cost of products sold	19	6	—	(8)
Cross-currency swaps	Other (income) expense, net	82	—	28	—
Total		$101	$3	$28	$(11)

At June 30, 2022, net deferred gains of approximately $23 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three and six months ended June 30, 2022, the Company recognized income of $2 million and expense of $1 million respectively, and expense of $3 million and income of $4 million, during the three and six months ended June 30, 2021, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$1	$1	$—	$—	$2	$2
Interest cost	7	5	3	1	13	10	5	3
Expected return on plan assets	(12)	(13)	(1)	(1)	(24)	(25)	(3)	(2)
Amortization	4	6	—	1	8	11	1	2
Total (income) expense	$(1)	$(2)	$3	$2	$(3)	$(4)	$5	$5

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization	$(1)	$(1)	$(2)	$(2)
Total income	$(1)	$(1)	$(2)	$(2)

U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans, resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations to covered participants. The Company anticipates the “buy-out” for the plan to be completed by the end of 2022 or early 2023. The non-cash settlement charge associated with the transaction is expected to be approximately £50 million to £70 million.

Footnote 12 — Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2022 and 2021 were 19.7% and 18.9%, respectively and 18.3% and 22.5% for the six months ended June 30, 2022 and 2021 respectively, reflecting a low effective income tax rate associated with the sale of the CH&S business.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2022 and 2021 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and six months ended June 30, 2022 were also impacted by certain discrete items. Income tax expense for the three months ended June 30, 2022 included a discrete benefit of $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations. The six months ended June 30, 2022 also included a discrete benefit of $4 million associated with the approval of certain state tax credits, offset by $15 million of income tax expense related to the divestiture of the CH&S business unit.

The three and six months ended June 30, 2021 were also impacted by certain discrete items. Income tax expense for the three and six months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

During the six months ended June 30, 2022, the Company amended its 2017 U.S. federal income tax return to carryback foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020. This resulted in an increase in noncurrent income taxes receivable of approximately $261 million, a decrease in income taxes payable of approximately $95 million, and an increase in deferred tax liabilities of approximately $356 million.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending June 30, 2022. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. On April 4, 2022, in a case not involving the Company, the United States District Court for the District of Colorado granted the taxpayer's motion for summary judgment that the Temporary Regulations were not validly issued on the basis of improper promulgation. The Company is monitoring the impact of this decision and intends to continue to vigorously defend its position.

Footnote 13 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	413.8	425.4	417.9	425.1
Dilutive securities	1.9	2.4	2.3	2.6
Diluted weighted average shares outstanding	415.7	427.8	420.2	427.7

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the six months ended June 30, 2022, the Company granted 1.1 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $29 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2022, the Company also granted 0.8 million time-based RSUs with an aggregate grant date fair value of $20 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the six months ended June 30, 2022, the Company also granted 2.2 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the six months ended June 30, 2022, is as follows:

Risk-free interest rates	1.9%
Expected volatility	42.0%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$25.66

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. Under the SRP, the Company may purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates (collectively, “Icahn Enterprises”), at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. During the three months ended June 30, 2022, the Company repurchased approximately $50 million of its shares of common stock at an average purchase price of $22.01 per share. At June 30, 2022, the Company has remaining authority to repurchase approximately $50 million of its shares of common stock under the SRP.

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	June 30, 2022				December 31, 2021
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$94	$—	$94	$—	$40	$—	$40
Liabilities	—	(30)	—	(30)	—	(57)	—	(57)
Investment securities, including mutual funds	14	—	—	14	13	—	—	13

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

The Company's five primary reportable segments are:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities

(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker (“CODM”) regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales (1)
Commercial Solutions (3)	$429	$493	$939	$964
Home Appliances	346	394	686	754
Home Solutions	467	525	967	1,029
Learning and Development	865	844	1,515	1,461
Outdoor and Recreation	427	453	815	789
	$2,534	$2,709	$4,922	$4,997

Operating income (loss) (2)
Commercial Solutions (3)	$43	$43	$98	$93
Home Appliances	15	13	(3)	16
Home Solutions	5	53	66	114
Learning and Development	247	217	377	327
Outdoor and Recreation	46	48	91	63
Corporate	(39)	(69)	(95)	(116)
	$317	$305	$534	$497

			June 30, 2022	December 31, 2021
Segment assets
Commercial Solutions (3)			$1,961	$2,522
Home Appliances			1,085	1,055
Home Solutions			3,140	3,109
Learning and Development			4,608	4,401
Outdoor and Recreation			1,079	907
Corporate			2,575	2,185
			$14,448	$14,179

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
(3)The change in the Commercial Solutions net sales, operating income and segment assets is primarily due to the sale of the CH&S business at the end of the first quarter of 2022.

The following tables disaggregate revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended June 30, 2022
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$429	$—	$—	$—	$—	$429
Home Appliances	—	346	—	—	—	346
Food	—	—	304	—	—	304
Home Fragrance	—	—	163	—	—	163
Baby	—	—	—	313	—	313
Writing	—	—	—	552	—	552
Outdoor and Recreation	—	—	—	—	427	427
Total	$429	$346	$467	$865	$427	$2,534

North America	$314	$156	$393	$656	$237	$1,756
International	115	190	74	209	190	778
Total	$429	$346	$467	$865	$427	$2,534

	Three Months Ended June 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$401	$—	$—	$—	$—	$401
Connected Home Security	92	—	—	—	—	92
Home Appliances	—	394	—	—	—	394
Food	—	—	323	—	—	323
Home Fragrance	—	—	202	—	—	202
Baby	—	—	—	319	—	319
Writing	—	—	—	525	—	525
Outdoor and Recreation	—	—	—	—	453	453
Total	$493	$394	$525	$844	$453	$2,709

North America	$364	$206	$425	$626	$256	$1,877
International	129	188	100	218	197	832
Total	$493	$394	$525	$844	$453	$2,709

	Six Months Ended June 30, 2022
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$830	$—	$—	$—	$—	$830
Connected Home Security	109	—	—	—	—	109
Home Appliances	—	686	—	—	—	686
Food	—	—	606	—	—	606
Home Fragrance	—	—	361	—	—	361
Baby	—	—	—	604	—	604
Writing	—	—	—	911	—	911
Outdoor and Recreation	—	—	—	—	815	815
Total	$939	$686	$967	$1,515	$815	$4,922

North America	$710	$334	$794	$1,124	$447	$3,409
International	229	352	173	391	368	1,513
Total	$939	$686	$967	$1,515	$815	$4,922

	Six Months Ended June 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$781	$—	$—	$—	$—	$781
Connected Home Security	183	—	—	—	—	183
Home Appliances	—	754	—	—	—	754
Food	—	—	597	—	—	597
Home Fragrance	—	—	432	—	—	432
Baby	—	—	—	600	—	600
Writing	—	—	—	861	—	861
Outdoor and Recreation	—	—	—	—	789	789
Total	$964	$754	$1,029	$1,461	$789	$4,997

North America	$708	$401	$826	$1,052	$433	$3,420
International	256	353	203	409	356	1,577
Total	$964	$754	$1,029	$1,461	$789	$4,997

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

The Company and certain of its current and former officers and directors have been named as defendants in a putative securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant or traceable to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden Corporation (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. The plaintiff seeks compensatory damages and attorneys’ fees and costs, among other relief. The Company is currently unable to predict the ultimate timing or outcome of this litigation or reasonably estimate the range of possible losses. The Company maintains insurance intended to cover losses arising out of this litigation up to specified limits (subject to deductibles, coverage limits and other terms and conditions), but any losses may exceed our current coverage levels, which could have an adverse impact on our financial results.

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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2022 was $36 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Background

The U.S. EPA has issued General Notice Letters to over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), alleging that they are PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is the subject of investigation and remedial activities (the “CERCLA Administrative Actions”) and related settlement negotiations with the U.S. EPA. In addition, the Company Parties are defendants in related litigation, and the Site is also subject to a Natural Resource Damage Assessment.

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

At June 30, 2022, the Company had approximately $45 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company's ability to manage the actual or perceived effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines;
•the Company’s dependence on the strength of retail and consumer demand, commercial and industrial sectors of the economy in various countries around the world;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•supply chain and operational disruptions in the markets in which we operate, whether as a result of the actual or perceived effects of the COVID-19 pandemic or broader geopolitical and macroeconomic conditions, including the military conflict between Russia and Ukraine;
•changes in the prices and availability of labor, transportation, raw materials and sourced products, including significant inflation, and the Company's ability to offset cost increases through pricing and productivity in a timely manner;
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
•unexpected costs or expenses associated with dispositions;
•our ability to effectively execute our turnaround plan, including Project Ovid;
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
•significant increases in the funding obligations related to the Company’s pension plans; and
•other factors listed from time to time in our SEC filings, including but not limited to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and other filings.

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

Business Strategy

The Company continues to execute on its turnaround strategy of building a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The strategy, developed in 2019, is designed to:

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

The Company's five primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities
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

Recent Developments

COVID-19 Pandemic

The COVID-19 pandemic, which began in late 2019, has continued to disrupt the Company’s global operations, similar to those of many large, multi-national corporations in two primary areas:

Supply chain. The Company continues to face product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, including port congestion, constrained shipping container availability and delays in carrier pickup, which have negatively impacted the Company's ability to satisfy demand for its products, creating order backlog in certain categories. The Company also continues to face significant inflation for commodities, including resin and metals, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold in the first half of 2022. These various disruptions are expected to persist, at least in the near-term. To help mitigate the negative impact of inflation to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives and deployed overhead cost containment efforts.

Consumer demand patterns. During the quarantine phase of the pandemic in 2020, consumer purchasing behavior strongly shifted to certain focused categories. At that time, certain of the Company’s product categories benefited from this shift, primarily in Food, Commercial and Home Appliances. Some of the Company’s other businesses were negatively impacted but experienced a surge in demand post lockdowns, in particular Writing, Baby and Home Fragrance. While the seasonality of the Company's businesses reverted back to historical trends in 2021, uncertainty still remains over the volatility and direction of future consumer demand patterns as certain of its businesses are lapping a prior-year surge in demand.

The Company believes the extent of the impact of the COVID-19 pandemic on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company cannot accurately predict and which will vary by jurisdiction and market. The Company continues to monitor for any future developments regarding COVID-19, including government requirements and recommendations at the national, state, and local level on whether to reinstate and/or extend certain initiatives previously implemented to help contain the spread of the virus. The Company has mandated vaccinations for its U.S. professional and office-based employees.

Russia-Ukraine Conflict

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company does not expect the conflict to have a material impact on its results of operations, it has experienced shortages in raw materials and increased costs for transportation, energy, and commodities due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers and restrictions on global trade could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if the military conflict escalates beyond its current scope, the Company could be negatively impacted by economic recessions in certain neighboring European countries or globally.

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. Under the SRP, the Company may purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates (collectively, “Icahn Enterprises”), at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. During the three months ended June 30, 2022, the Company repurchased approximately $50 million of its shares of common stock at an average purchase price of $22.01 per share. At June 30, 2022, the Company has remaining authority to repurchase approximately $50 million of its shares of common stock under the SRP.

Results of Operations

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,534	$2,709	$(175)	(6.5)%
Gross profit	825	882	(57)	(6.5)%
Gross margin	32.6%	32.6%

Operating income	317	305	12	3.9%
Operating margin	12.5%	11.3%

Interest expense, net	55	65	(10)	(15.4)%
Other (income) expense, net	8	(3)	11	NM
Income before income taxes	254	243	11	4.5%
Income tax provision	50	46	4	8.7%
Income tax rate	19.7%	18.9%

Net income	$204	$197	$7	3.6%

Diluted earnings per share attributable to common shareholders	$0.49	$0.46
NM - NOT MEANINGFUL

Net sales for the three months ended June 30, 2022 decreased 6%, as pricing actions by the Company were more than offset by a negative impact on sales of approximately 3% due to the sale of the CH&S business at the end of the first quarter of 2022, softening demand in certain categories in the U.S., primarily in the Home Appliances and Home Solutions segments, which lapped elevated levels of demand, and certain category exits in Home Appliances and Outdoor and Recreation segments. In addition, net sales for the Outdoor and Recreation segment reflected a shift in customer orders placed during the first quarter of the year as a result of supply chain constraints. Changes in foreign currency unfavorably impacted net sales by $80 million, or 3%.

Gross profit decreased 6% and gross margin remained flat at 32.6%. Gross margin performance reflected favorable net pricing and gross productivity, offset by significant input cost inflation for commodities, primarily metals, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross profit decline also reflected the sale of the CH&S business. Changes in foreign currency exchange rates unfavorably impacted gross profit by $29 million or 3%.

In addition to the change in gross profit noted above, notable items impacting operating income for the three months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,
	2022	2021	$ Change
Restructuring (See Footnote 4) and restructuring-related costs (a)	$6	$8	$(2)
Transactions and other costs (b)	4	9	(5)
(a)Restructuring-related costs reported in cost of goods sold and selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2022 were $2 million, net and primarily related to facility closures. For the three months ended June 30, 2021, restructuring-related costs reported in cost of sales and SG&A were $2 million and $1 million, respectively, and primarily relate to facility closures. Restructuring costs were $4 million and $5 million for the three months ended June 30, 2022 and 2021, respectively.
(b)Transactions and other costs for the three months ended June 30, 2022 and 2021 primarily relate to completed divestitures and fees for certain legal proceedings.

Operating income increased to $317 million as compared to $305 million in the prior year period. The increase in operating income reflects lower incentive compensation expense and lower overhead spending, partially offset by the impact of lower gross profit. Operating income was also negatively impacted by the sale of the CH&S business.

Interest expense, net decreased primarily due to lower debt levels. The weighted average interest rates for the three months ended June 30, 2022 and 2021 were approximately 4.2% and 4.7%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for three months ended June 30, 2022 and 2021 includes the following items:

	Three Months Ended June 30,
	2022	2021
Foreign exchange losses, net	$10	$2
Fair value equity adjustments (See Footnote 15)	(1)	—
(Gain) loss on disposition of businesses (See Footnote 2)	(3)	2
Other (gains) losses, net	2	(7)
	$8	$(3)

Income tax provision for the three months ended June 30, 2022 was $50 million as compared to $46 million for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 was 19.7% as compared to 18.9% for the three months ended June 30, 2021. The change in effective tax provision was impacted by a variety of factors, primarily resulting from certain discrete items. The income tax provision for the three months ended June 30, 2022 included a discrete benefit of $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations The income tax provision for the three months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$429	$493	$(64)	(13.0)%

Operating income	43	43	—	—%
Operating margin	10.0%	8.7%

Commercial Solutions net sales for the three months ended June 30, 2022 decreased 13%, primarily due to the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 19%, partially offset by growth in the Commercial business unit driven primarily by pricing actions and increased demand in certain categories. Changes in foreign currency unfavorably impacted net sales by $13 million, or 3%.

Operating income for the three months ended June 30, 2022 was flat as compared to the prior year period. This performance reflected gross profit leverage and gross productivity, offset by significant input cost inflation for sourced finished goods, transportation and labor. Operating income was also negatively impacted by the CH&S sale.

Home Appliances

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$346	$394	$(48)	(12.2)%

Operating income	15	13	2	15.4%
Operating margin	4.3%	3.3%

Home Appliances net sales for the three months ended June 30, 2022 decreased 12%, which reflects certain category exits and softening demand in the U.S. due to higher customer inventory levels and the lapping of elevated levels of demand, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $6 million, or 2%.

Operating income for the three months ended June 30, 2022 was $15 million as compared to $13 million in the prior year period. The increase in operating income was due to favorable net pricing, gross productivity and lower incentive compensation expense, partially offset by significant input cost inflation associated with transportation costs and sourced finished goods.

Home Solutions

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$467	$525	$(58)	(11.0)%

Operating income	5	53	(48)	(90.6)%
Operating margin	1.1%	10.1%

Home Solutions net sales for the three months ended June 30, 2022 decreased 11%, reflecting decreases in both the Food and Home Fragrance business units. The Food business unit decline reflects the softening demand in certain categories in the U.S., as the business lapped elevated levels of demand, partially offset by pricing actions. The decline in Home Fragrance business unit sales reflects softening global demand, as the business lapped elevated levels of demand, as well as the exit of approximately 42 underperforming Yankee Candle retail stores during the year. Changes in foreign currency unfavorably impacted net sales by $10 million, or 2%.

Operating income for the three months ended June 30, 2022 decreased to $5 million as compared to $53 million in the prior year period. The decrease in operating income is primarily due to lower gross profit leverage and significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods. This decrease was partially offset by gross productivity and lower incentive compensation expense.

Learning and Development

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$865	$844	$21	2.5%

Operating income	247	217	30	13.8%
Operating margin	28.6%	25.7%

Learning and Development net sales for the three months ended June 30, 2022 increased 2% due to growth in the Writing business unit, partially offset by a slight decline in the Baby business unit. The Writing business unit performance reflected pricing actions and improved return to in-person learning and gradual reopening of more offices, partially offset by logistical constraints and supply chain shortages, particularly in labelling. Pricing actions in the Baby business unit were largely offset by softening demand in certain categories in the U.S., as the business lapped elevated levels of demand. Changes in foreign currency unfavorably impacted net sales by $26 million, or 3%.

Operating income for the three months ended June 30, 2022 increased to $247 million as compared to $217 million in the prior-year period. The increase in operating income is due to gross productivity and lower compensation costs, partially offset by input cost inflation for sourced finished goods, transportation and labor.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$427	$453	$(26)	(5.7)%

Operating income	46	48	(2)	(4.2)%
Operating margin	10.8%	10.6%

Outdoor and Recreation net sales for the three months ended June 30, 2022 decreased 6% primarily due to the impact of prior-quarter order timing ahead of the outdoor season, certain category exits and softening demand in certain categories in the U.S. reflecting higher customer inventory levels, mostly offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $25 million or 6%.

Operating income for the three months ended June 30, 2022 was $46 million as compared to $48 million in the prior-year period. The decline was due to lower gross profit leverage, significant input cost inflation for sourced finished goods and transportation, and higher advertising and promotion costs, partially offset by gross productivity and lower overhead spend.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$4,922	$4,997	$(75)	(1.5)%
Gross profit	1,565	1,613	(48)	(3.0)%
Gross margin	31.8%	32.3%

Operating income	534	497	37	7.4%
Operating margin	10.8%	9.9%

Interest expense, net	114	132	(18)	(13.6)%
Other income, net	(116)	(4)	(112)	NM
Income before income taxes	536	369	167	45.3%
Income tax provision	98	83	15	18.1%
Income tax rate	18.3%	22.5%

Net income	$438	$286	$152	53.1%

Diluted earnings per share attributable to common shareholders	$1.04	$0.67
NM - NOT MEANINGFUL

Net sales decreased 2%, as pricing actions by the Company were more than offset by the impact of the sale of the CH&S business at the end of the first quarter of 2022, which negatively impacted net sales by approximately 2%, softening demand in certain categories in the U.S., primarily within the Home Appliances and Home Solutions segments, which lapped elevated levels of demand, and certain category exits in the Home Appliances and Outdoor and Recreation segments. In addition, net sales were favorably impacted by early order timing ahead of the back to school season and Project Ovid go-live. Changes in foreign currency unfavorably impacted net sales by $121 million, or 2%.

Gross profit decreased slightly compared to prior year. Gross profit margin declined to 31.8% as compared with 32.3% in the prior year period. The decrease in gross margin was driven by significant input cost inflation for commodities, primarily resin and metals, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline was partially offset by favorable net pricing and gross productivity. The gross profit decline also reflected the impact of the sale of CH&S. Changes in foreign currency exchange rates unfavorably impacted gross profit by $45 million, or 3%.

In addition to the change in gross profit noted above, notable items impacting operating income for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021	$ Change
Restructuring (See Footnote 4) and restructuring-related costs (a)	$17	$21	$(4)
Transactions and other costs (b)	12	13	(1)
(a)Restructuring-related costs reported in cost of goods sold for the six months ended June 30, 2022 was $8 million and primarily relate to facility closures. For the six months ended June 30, 2021, restructuring-related costs reported in cost of sales and SG&A were $7 million and $4 million, respectively, and primarily relate to facility closures. Restructuring costs were $9 million and $10 million for the six months ended June 30, 2022 and 2021, respectively.
(b)Transactions and other costs for the six months ended June 30, 2022 and 2021 primarily relate to completed divestitures and fees for certain legal proceedings.

Operating income increased to $534 million as compared to $497 million in the prior year period. The improvement reflects lower compensation expense, gross productivity and lower overhead spending, partially offset by lower gross profit and the impact of the CH&S sale.

Interest expense, net decreased primarily due to lower long-term debt levels and higher interest income. The weighted average interest rates for the six months ended June 30, 2022 and 2021 were approximately 4.3% and 4.8%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other income, net for six months ended June 30, 2022 and 2021 includes the following items:

	Six Months Ended June 30,
	2022	2021
Foreign exchange losses, net	$16	$2
Fair value equity adjustments (See Footnote 15)	(1)	—
(Gain) loss on disposition of business (See Footnote 2)	(133)	2
Other (gains) losses, net	2	(8)
	$(116)	$(4)

The income tax provision for the six months ended June 30, 2022 was $98 million as compared to an income tax provision for the six months ended June 30, 2021 of $83 million. The effective tax rate for the six months ended June 30, 2022 was 18.3% as compared to 22.5% for the six months ended June 30, 2021. The income tax provision for the six months ended June 30, 2022 included discrete benefits of $4 million associated with the approval of certain state tax credits and $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations, offset by $15 million of income tax expense related to the divestiture of the CH&S business unit. The six months ended June 30, 2021 included a discrete benefit of $13 million associated with a reduction in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$939	$964	$(25)	(2.6)%

Operating income	98	93	5	5.4%
Operating margin	10.4%	9.6%

Commercial Solutions net sales for the six months ended June 30, 2022 decreased 3%, which primarily reflected the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 10%, partially offset by growth in the Commercial business unit primarily driven by pricing actions and increased demand in certain categories. Changes in foreign currency unfavorably impacted net sales by $21 million, or 2%.

Operating income for the six months ended June 30, 2022 was $98 million as compared to $93 million in the prior year. The increase in operating income is due to gross productivity and lower advertising and promotion costs and overhead spending, partially offset by significant input cost inflation, primarily resin and metals, sourced finished goods, transportation and labor, as well as the impact of the CH&S sale.

Home Appliances

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$686	$754	$(68)	(9.0)%

Operating income (loss)	(3)	16	(19)	NM
Operating margin	(0.4)%	2.1%
NM - NOT MEANINGFUL

Home Appliances net sales for the six months ended June 30, 2022 decreased approximately 9%, which reflects softening demand in the U.S. due to higher customer inventory levels and the lapping of elevated levels of demand in the prior-year, and certain category exits, partially offset by pricing actions and increased demand in Latin America. Changes in foreign currency unfavorably impacted net sales by $11 million, or 1%.

Operating loss for the six months ended June 30, 2022 was $3 million as compared to an operating income of $16 million in the prior year period. The decline in operating result is primarily due to lower gross profit leverage, higher advertising and promotional costs, and input cost inflation, particularly for sourced finished goods and transportation.

Home Solutions

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$967	$1,029	$(62)	(6.0)%

Operating income	66	114	(48)	(42.1)%
Operating margin	6.8%	11.1%

Home Solutions net sales for the six months ended June 30, 2022 decreased 6%. An increase in sales in the Food business unit was more than offset by the decline in the Home Fragrance business unit. The increase in Food business unit sales primarily reflected pricing actions, partially offset by softening demand in certain categories in the U.S., as the business lapped elevated levels of demand in the prior-year. The decline in Home Fragrance business unit sales reflected softening global demand, as the business lapped elevated levels of demand in the prior year, as well as the exit of approximately 42 underperforming Yankee Candle retail stores during the first half of 2022. Changes in foreign currency unfavorably impacted net sales by $14 million, or 1%.

Operating income for the six months ended June 30, 2022 was $66 million as compared to $114 million in the prior year period. The decrease in operating income is primarily due to lower gross profit leverage and significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods. This decrease was partially offset by gross productivity and lower overhead spend.

Learning and Development

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,515	$1,461	$54	3.7%

Operating income	377	327	50	15.3%
Operating margin	24.9%	22.4%

Learning and Development net sales for the six months ended June 30, 2022 increased 4% due to sales growth in the Writing and Baby business units. The modest growth in the Baby business unit sales reflected the impact of pricing actions, partially offset by softening demand in certain categories in the U.S. and product availability constraints. The Writing unit performance reflected pricing actions, early order timing ahead of the back to school season, improved return to in-person learning and gradual reopening of more offices, partially offset by supply chain shortages, particularly in labeling, and logistical constraints. Changes in foreign currency unfavorably impacted net sales by $37 million, or 3%.

Operating income for the six months ended June 30, 2022 increased to $377 million as compared to $327 million in the prior-year period. The increase in operating income is primarily due to gross profit leverage, gross productivity, and lower compensation costs, partially offset by significant input cost inflation for sourced finished goods, transportation and labor.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$815	$789	$26	3.3%

Operating income	91	63	28	44.4%
Operating margin	11.2%	8.0%
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the six months ended June 30, 2022 increased 3% primarily due to pricing actions and improved product availability, partially offset by certain category exits and softening demand in certain categories in the U.S. reflecting higher customer inventory levels and the lapping of elevated levels of demand in the prior year. Changes in foreign currency unfavorably impacted net sales by $38 million or 5%.

Operating income for the six months ended June 30, 2022 was $91 million as compared to $63 million in the prior-year period. This improvement was primarily due to gross profit leverage and lower overhead spending, partially offset by input cost inflation for commodities, primarily resin, sourced finished goods and transportation, and higher advertising and promotional costs.

Liquidity and Capital Resources
Liquidity

The Company believes that its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. At June 30, 2022, the Company had cash and cash equivalents of approximately $323 million, of which approximately $285 million was held by the Company’s non-U.S. subsidiaries.

The Company believes the extent of the impact of the COVID-19 pandemic and indirect impact of the Russia-Ukraine conflict to its future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors that the Company is not able to accurately predict and which will vary. For further information regarding the impact of COVID-19 on the Company, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 14, 2022.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2022 and 2021 (in millions):

	2022	2021	Increase (Decrease)
Cash provided by (used in) operating activities	$(450)	$76	$(526)
Cash provided by (used in) investing activities	499	(105)	604
Cash used in financing activities	(185)	(338)	153
Exchange rate effect on cash, cash equivalents and restricted cash	(3)	(6)	3
Decrease in cash, cash equivalents and restricted cash	$(139)	$(373)	$234

The Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects inventory build to support sales and the Project Ovid go-live, the timing of customer collections and vendor payments and higher annual incentive compensation payments. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash provided by investing activities was primarily due to proceeds from the sale of CH&S and sale of property, plant and equipment, partially offset by higher capital expenditures, primarily associated with Project Ovid.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the period-over-period change in debt, offset by repurchase of shares of the Company's common stock in the current-year. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has the ability to borrow under its existing $1.25 billion revolving credit facility that matures in December 2023 (the “Credit Revolver”) and its Accounts Receivable Securitization Facility (the “Securitization Facility”). Under the Company's Credit Revolver, the interest rate is London Interbank Offered Rate (“LIBOR”) rate plus 105.0 basis points. The Credit Revolver provides for the issuance of up to $100 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Credit Revolver. At June 30, 2022 there were approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.1 billion. There were no borrowings outstanding under the Credit Revolver and $112 million commercial paper borrowings at June 30, 2022.

The Credit Revolver requires the maintenance of certain financial covenants. A failure to maintain our financial covenants would impair our ability to borrow under the Credit Revolver. In addition, if economic conditions caused by the COVID-19 pandemic or the indirect macroeconomic impact of the Russia-Ukraine conflict do not improve or otherwise worsen, our earnings and operating cash flows could be negatively impacted, which could impact our ability to maintain compliance with our financial covenants and require us to seek amendments to the Credit Revolver. The Company was in compliance with all of its debt covenants at June 30, 2022.

Factored receivables at the end of the second quarter of 2022 associated with the existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $545 million, an increase of approximately $45 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (1) increase the amount of certain customer receivables that may be sold under the agreement, (2) add new customers to the agreement and (3) change the reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (1) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (2) extended its maturity by one year to October 2023 and (3) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2022, the Company has $260 million outstanding under the Securitization Facility.

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

Fair Value Hedges
At June 30, 2022, the Company had approximately $100 million notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate (LIBOR) of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the note. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended June 30, 2022 and 2021, the Company recognized income of $6 million and $3 million, respectively, and income of $11 million and $7 million for the six months ended June 30, 2022 and 2021, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through March 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2022, the Company had approximately $375 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2022, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2023. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the net fair value of derivative financial instruments (in millions):

June 30, 2022
Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$12
Fair value hedges:
Interest rate swaps	(2)
Net investment hedges:
Cross-currency swaps	59
Derivatives not designated as effective hedges:
Foreign currency contracts	(5)
Total	$64

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

The Company believes the circumstances and global disruption caused by COVID-19 and the indirect macroeconomic impact of the Russia-Ukraine conflict may continue to affect its businesses, future operating results, cash flows and financial condition. In addition, some of the other inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings and foreign exchange rates. Given the uncertainty of these factors as discussed further in Footnote 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Recent Developments, there can be no assurance that the Company's estimates and assumptions will prove to be accurate predictions of the future.

Although management has made its best estimates based upon current information, actual results could materially differ and may require future changes to such estimates and assumptions. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2022:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	2,273,600	$22.01	2,273,600	$50,000,231
May	3,790	22.79	—	$50,000,231
June	3,706	22.48	—	$50,000,231
Total	2,281,096	$22.01	2,273,600
(1)On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements See Footnote 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on shares repurchased during the three and six months ended June 30, 2022.
(2)Shares purchased during the three months ended June 30, 2022, includes both the number of shares purchased as part of the publicly announced SRP as well as shares acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units and were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Ninth Omnibus Amendment, dated as of May 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2022, File No. 001-09608).
10.2*	Newell Brands Inc. 2022 Incentive Plan, (incorporated by reference to Appendix B to the Company's Proxy Statement dated March 23, 2022, File No. 001-09608).
10.3*†	Amendment No. 2, dated June 7, 2022, to the Newell Brands Supplemental Employee Savings Plan, (effective January 1, 2018, and amended by the First Amendment effective January 1, 2020).
10.4*†	Amendment No. 3, dated June 7, 2022, to the Newell Brands Employee Savings Plan, (effective January 1, 2018, and most recently amended by the Second Amendment effective January 1, 2022).
10.5*	2022 Restricted Stock Unit Award Agreement under the 2022 Incentive Plan (incorporated by reference to 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09608).
10.6*	2022 Non-Qualified Stock Option Agreement under the 2022 Incentive Plan (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09609).
10.7*†	Form of 2022 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Non-Employee Director.
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	July 29, 2022	/s/ Christopher H. Peterson
Christopher H. Peterson
President and Chief Financial Officer

Date:	July 29, 2022	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer