Form 10-Q
period 2022-09-30
NEWELL BRANDS INC.
filed 2022-10-28
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 24, 2022: 413.6 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,252	$2,787	$7,174	$7,784
Cost of products sold	1,599	1,939	4,956	5,323
Gross profit	653	848	2,218	2,461
Selling, general and administrative expenses	467	561	1,489	1,667
Restructuring costs, net	3	6	12	16
Impairment of goodwill, intangibles and other assets	148	—	148	—
Operating income	35	281	569	778
Non-operating expenses:
Interest expense, net	57	65	171	197
Other (income) expense, net	8	1	(108)	(3)
Income (loss) before income taxes	(30)	215	506	584
Income tax provision (benefit)	(61)	25	37	108
Net income	$31	$190	$469	$476

Weighted average common shares outstanding:
Basic	413.6	425.4	416.4	425.2
Diluted	414.6	428.5	418.3	427.9

Earnings per share:
Basic	$0.07	$0.45	$1.13	$1.12
Diluted	$0.07	$0.44	$1.12	$1.11
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive income (loss):
Net income	$31	$190	$469	$476
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(110)	(55)	(207)	(65)
Pension and postretirement costs	8	6	20	15
Derivative financial instruments	8	15	19	23
Total other comprehensive loss, net of tax	(94)	(34)	(168)	(27)
Comprehensive income (loss)	(63)	156	301	449
Total comprehensive income attributable to noncontrolling interests	—	—	—	2
Total comprehensive income (loss) attributable to parent	$(63)	$156	$301	$447
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$636	$440
Accounts receivable, net	1,502	1,500
Inventories	2,527	1,997
Prepaid expenses and other current assets	483	325
Total current assets	5,148	4,262
Property, plant and equipment, net	1,124	1,204
Operating lease assets	585	558
Goodwill	3,300	3,504
Other intangible assets, net	2,869	3,370
Deferred income taxes	778	814
Other assets	874	467
Total assets	$14,678	$14,179
Liabilities:
Accounts payable	$1,437	$1,680
Accrued compensation	123	270
Other accrued liabilities	1,470	1,364
Short-term debt and current portion of long-term debt	1,078	3
Total current liabilities	4,108	3,317
Long-term debt	4,762	4,883
Deferred income taxes	641	405
Operating lease liabilities	519	500
Other noncurrent liabilities	872	983
Total liabilities	10,902	10,088
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2022 and December 31, 2021)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 438.6 shares and 450.0 shares issued at September 30, 2022 and December 31, 2021, respectively)	439	450
Treasury stock, at cost (25.0 shares and 24.5 shares at September 30, 2022 and December 31, 2021, respectively)	(623)	(609)
Additional paid-in capital	7,143	7,734
Retained deficit	(2,133)	(2,602)
Accumulated other comprehensive loss	(1,050)	(882)
Total stockholders’ equity	3,776	4,091
Total liabilities and stockholders’ equity	$14,678	$14,179
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$469	$476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	222	244
Impairment of goodwill, intangibles and other assets	148	—
(Gain) loss from sale of businesses	(136)	2
Deferred income taxes	211	(17)
Stock based compensation expense	8	37
Other, net	(2)	(1)
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	(165)	(44)
Inventories	(738)	(488)
Accounts payable	(143)	194
Accrued liabilities and other	(441)	87
Net cash provided by (used in) operating activities	(567)	490
Cash flows from investing activities:
Proceeds from sale of divested business	616	—
Capital expenditures	(221)	(181)
Other investing activities, net	25	1
Net cash provided by (used in) investing activities	420	(180)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	990	—
Payments on current portion of long-term debt	(2)	(447)
Payments on long-term debt	—	(6)
Repurchase of shares of common stock	(325)	—
Cash dividends	(290)	(296)
Acquisition of noncontrolling interests	—	(26)
Equity compensation activity and other, net	(29)	(25)
Net cash provided by (used in) financing activities	344	(800)
Exchange rate effect on cash, cash equivalents and restricted cash	(13)	(14)
Increase (decrease) in cash, cash equivalents and restricted cash	184	(504)
Cash, cash equivalents and restricted cash at beginning of period	477	1,021
Cash, cash equivalents and restricted cash at end of period	$661	$517
Supplemental disclosures:
Restricted cash at beginning of period	$37	$40
Restricted cash at end of period	25	23
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,164)	$(956)	$3,947
Comprehensive income (loss)	—	—	—	31	(94)	(63)
Dividends declared on common stock - $0.23 per share	—	—	(93)	—	—	(93)
Equity compensation, net of tax	—	—	(15)	—	—	(15)
Balance at September 30, 2022	$439	$(623)	$7,143	$(2,133)	$(1,050)	$3,776

Balance at December 31, 2021	$450	$(609)	$7,734	$(2,602)	$(882)	$4,091
Comprehensive income (loss)	—	—	—	469	(168)	301
Dividends declared on common stock - $0.69 per share	—	—	(285)	—	—	(285)
Equity compensation, net of tax	2	(14)	7	—	—	(5)
Common stock purchased and retired	(13)	—	(312)	—	—	(325)
Other	—	—	(1)	—	—	(1)
Balance at September 30, 2022	$439	$(623)	$7,143	$(2,133)	$(1,050)	$3,776

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Stockholders' Equity Attributable to Parent	Noncontrolling Interests	Total Stockholders' Equity
Balance at June 30, 2021	$450	$(609)	$7,906	$(2,888)	$(873)	$3,986	$25	$4,011
Comprehensive income (loss)	—	—	—	190	(33)	157	(1)	156
Dividends declared on common stock - $0.23 per share	—	—	(99)	—	—	(99)	—	(99)
Equity compensation, net of tax	—	—	12	—	—	12	—	12
Acquisition of noncontrolling interests	—	—	—	—	—	—	(23)	(23)
Other changes attributable to noncontrolling interests	—	—	—	—	(1)	(1)	1	—
Balance at September 30, 2021	$450	$(609)	$7,819	$(2,698)	$(907)	$4,055	$2	$4,057

Balance at December 31, 2020	$448	$(598)	$8,078	$(3,174)	$(880)	$3,874	$26	$3,900
Comprehensive income (loss)	—	—	—	476	(27)	449	—	449
Dividends declared on common stock - $0.69 per share	—	—	(299)	—	—	(299)	—	(299)
Equity compensation, net of tax	2	(11)	40	—	—	31	—	31
Acquisition of noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Other changes attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balance at September 30, 2021	$450	$(609)	$7,819	$(2,698)	$(907)	$4,055	$2	$4,057
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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company's condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by the indirect macroeconomic impact of the Russia-Ukraine conflict, is also experiencing additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. The segments most impacted by the softening global demand are Home Appliances and Home Solutions. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail landscape and have negatively impacted the Company’s operating results, cash flows and financial condition in 2022 and are expected to persist for the remainder of the year and into 2023. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for its Home Fragrance reporting unit, in the Home Solutions segment, an indefinite-lived tradename in the Home Appliances reporting unit, and two indefinite-lived tradenames for the Baby reporting unit, in the Learning and Development segment. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill, and the indefinite-lived tradenames in the Home Appliances and Baby reporting units noted above were impaired. During the three and nine months ended September 30, 2022, the Company recorded an aggregate non-cash impairment charge of $148 million, as the carrying values exceeded their fair values. A quantitative impairment test was also performed for the indefinite-lived tradename and long-lived assets in the Home Fragrance reporting unit resulting in no impairment. See Footnote 7 for further information.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. Accordingly, the Company’s results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.
The Company's sales and operating results, previously disrupted by the COVID-19 pandemic, reverted back to historical patterns in 2021, however, uncertainty still remains due to the significant volatility and direction of future consumer and customer demand patterns, as well as inflationary and supply chain pressures.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact to its consolidated financial statements.

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the effect of adopting this new accounting guidance.

Sales of Accounts Receivables

Factored receivables at September 30, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $375 million, a decrease of approximately $125 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (1) increase the amount of certain customer receivables that may be sold under the agreement, (2) add new customers to the agreement and (3) change the reference rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

Footnote 2 — Divestiture Activity

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, during the nine months ended September 30, 2022, the Company recorded a pretax gain of $136 million, which was included in other (income) expense, net in its Condensed Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2022 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Other comprehensive income (loss) before reclassifications	(213)	10	27	(176)
Amounts reclassified to earnings	6	10	(8)	8
Net current period other comprehensive income (loss)	(207)	20	19	(168)
Balance at September 30, 2022	$(782)	$(272)	$4	$(1,050)

Reclassifications from AOCL to the results of operations for the three and nine months ended September 30, 2022 and 2021 were pretax (income) expense of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cumulative translation adjustment (1)	$—	$—	$6	$—
Pension and postretirement benefit plans (2)	4	5	11	16
Derivative financial instruments (3)	(7)	8	(10)	19

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency translation adjustments	$26	$7	$46	$16
Pension and postretirement benefit costs	1	1	2	3
Derivative financial instruments	3	4	6	7
Income tax provision related to AOCL	$30	$12	$54	$26

Footnote 4 — Restructuring Costs

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Solutions	$1	$1	$2	$1
Home Appliances	—	—	1	4
Home Solutions	—	—	1	3
Learning and Development	1	—	3	1
Outdoor and Recreation	1	2	3	3
Corporate	—	3	2	4
	$3	$6	$12	$16

Accrued restructuring costs activity for the nine months ended September 30, 2022 are as follows (in millions):

	Balance at December 31, 2021	Restructuring Costs, Net	Payments	Balance at September 30, 2022
Severance and termination costs	$8	$11	$(11)	$8
Contract termination and other costs	2	1	(3)	—
	$10	$12	$(14)	$8

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was substantially complete at the end of 2021, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impacted all segments, include employee-related costs such as severance and other termination benefits. During the nine months ended September 30, 2021, the Company recorded restructuring charges of $9 million under the 2020 restructuring program.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three and nine months ended September 30, 2022, the Company recorded restructuring charges of $3 million and $12 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded other restructuring charges of $6 million and $7 million, respectively.

Footnote 5 — Inventories
Inventories are comprised of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials and supplies	$310	$310
Work-in-process	205	167
Finished products	2,012	1,520
	$2,527	$1,997

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	September 30, 2022	December 31, 2021
Land	$73	$82
Buildings and improvements	620	678
Machinery and equipment	2,327	2,387
	3,020	3,147
Less: Accumulated depreciation	(1,896)	(1,943)
	$1,124	$1,204

Depreciation expense was $50 million for both the three months ended September 30, 2022 and 2021 and $146 million and $153 million for the nine months ended September 30, 2022 and 2021, respectively.

In 2022, the Company took possession of two right of use operating lease assets associated with Project Ovid, with future obligations of approximately $119 million at September 30, 2022.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2022 is as follows (in millions):

Segments	Net Book Value at December 31, 2021	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at September 30, 2022
Commercial Solutions	$747	$—	$—	$916	$(169)	$747
Home Appliances	—	—	—	569	(569)	—
Home Solutions	164	(108)	—	2,567	(2,511)	56
Learning and Development	2,593	—	(96)	3,343	(846)	2,497
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,504	$(108)	$(96)	$8,183	$(4,883)	$3,300

During the third quarter of 2022, the Company concluded that a triggering event had occurred for the Home Fragrance reporting unit in the Home Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill was impaired. During the three and nine months ended September 30, 2022 the Company recorded a non-cash impairment charge of $108 million, as the carrying value of the reporting unit exceeded its fair value. A hypothetical 10% reduction in the forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of the Home Fragrance reporting unit would have resulted in an additional goodwill impairment charge for the remaining carrying value of $56 million. See Footnote 1 for further information.

Other intangible assets, net, are comprised of the following (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$1,898	$—	$1,898	$2,219	$—	$2,219
Trade names — other	158	(75)	83	159	(65)	94
Capitalized software	594	(473)	121	631	(495)	136
Patents and intellectual property	22	(16)	6	22	(14)	8
Customer relationships and distributor channels	1,063	(302)	761	1,216	(303)	913
	$3,735	$(866)	$2,869	$4,247	$(877)	$3,370

Amortization expense for intangible assets for the three months ended September 30, 2022 and 2021 was $25 million and $28 million, respectively and $76 million and $91 million for the nine months ended September 30, 2022 and 2021, respectively.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Appliances reporting unit and an indefinite-lived tradename in the Home Fragrance reporting unit in the Home Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company also concluded that a triggering event had occurred for two indefinite-lived tradenames for the Baby reporting unit, in the Learning and Development segment, as a result of rising interest rates and inflationary pressures. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home Appliances reporting unit and two indefinite-lived tradenames in the Baby reporting unit were impaired. During the three and nine months ended September 30, 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values of these tradenames exceeded their fair values. A hypothetical 10% reduction in forecasted revenue used in the relief from royalty method to determine the fair value of these indefinite-lived intangibles would have resulted in incremental impairment charges in the Home Appliances and Learning and Development segments of $4 million and $5 million, respectively. A quantitative impairment test was also performed for the indefinite-lived tradename in the Home Fragrance reporting unit in the Home Solutions segment, which resulted in no impairment. A hypothetical 10% reduction in the forecasted debt-free cash flows used in the excess earnings method to determine the fair value of the tradename would have resulted in an impairment charge of $21 million.

As further described in Footnote 1, the Company has experienced headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, most notably in the Home Appliances and Home Solutions segments. As a result, the Company may identify future triggering events for these segments, other segments or other indefinite-lived tradenames, including the Baby reporting unit goodwill in the Learning and Development segment, which had a carrying value of $645 million and an indefinite-lived tradename in the Outdoor and Recreation reporting unit which had a carrying value of $58 million. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, it is possible the Company will be required to record impairment charges in the future. See Footnote 1 for further information on use of estimates and risks.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	September 30, 2022	December 31, 2021
Customer accruals	$675	$715
Accrued self-insurance liabilities, contingencies and warranty	193	125
Operating lease liabilities	122	122
Accrued interest expense	113	56
Accrued marketing and freight expenses	81	59
Accrued income taxes	54	43
Other	232	244
	$1,470	$1,364

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2022	December 31, 2021
3.85% senior notes due 2023	$1,088	$1,086
4.00% senior notes due 2024	196	203
4.875% senior notes due 2025	495	494
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,977	1,975
6.375% senior notes due 2027	480	—
6.625% senior notes due 2029	479	—
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Other debt	3	6
Total debt	5,840	4,886
Short-term debt and current portion of long-term debt	(1,078)	(3)
Long-term debt	$4,762	$4,883

Senior Notes

On September 19, 2022, the Company delivered a notice of redemption to the holders of the Company's 3.85% senior notes due April 2023 (the “April 2023 Notes”), and the Company redeemed the April 2023 Notes on October 19, 2022. The redemption price was 100.002% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of redemption. The total consideration paid was approximately $1.09 billion, and the Company will recognize a nominal debt extinguishment loss in the fourth quarter of 2022.

On September 14, 2022, the Company completed a registered public offering of $500 million principal amount of 6.375% senior notes that mature in September 2027 (the “September 2027 Notes”) and $500 million principal amount of 6.625% senior notes that mature in September 2029 (the “September 2029 Notes”). The Company received proceeds of approximately $990 million, net of fees and expenses paid. The September 2027 Notes and the September 2029 Notes are subject to similar restrictive and financial covenants as the Company's existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The September 2027 Notes and the September 2029 Notes are redeemable in whole or in part, at the option of the Company (1) at any time prior to three months before the stated maturity dates at a redemption price equal to or greater of (a) the principal amount of the notes being redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis, plus the applicable make-whole amount of 50 basis points, plus in each case, accrued and unpaid interest on the notes being redeemed to, but not including, the redemption date; or (2) at any time on or after three months prior to respective maturity dates, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption dates. The Company used the net proceeds from the September 2027 and September 2029 Notes, together with available cash, to redeem the April 2023 Notes during the fourth quarter of 2022. The Company was in compliance with all of its debt covenants at September 30, 2022.

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+”. Since the S&P upgrade, the Company has been in a position to access the commercial paper market. The Company can currently issue commercial paper up to a maximum of $1.5 billion, provided there is a sufficient amount available for borrowing under the Credit Revolver (defined hereafter). In addition, the interest rate on the relevant senior notes decreased by 25 basis points due to the upgrade, reducing the Company’s interest expense by approximately $10 million on an annualized basis (approximately $8 million in 2022). However, certain of the Company’s outstanding senior notes aggregating to approximately $4.2 billion are still subject to an interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgrade of the Company's debt rating in 2020.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (1) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (2) extended its maturity by one year to October 2023 and (3) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At September 30, 2022, the Company did not have any amounts outstanding under the Securitization Facility.

Revolving Credit Facility and Commercial Paper

On August 31, 2022, the Company entered into a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. The Credit Revolver refinanced the Company’s previous $1.25 billion senior unsecured revolving credit facility that was scheduled to mature in December 2023.

Under the Credit Revolver, the Company may borrow funds on a variety of interest rate terms. The Credit Revolver provides committed back-up liquidity for the issuance of commercial paper, in each case, to the extent there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2022 there were no borrowings outstanding under the Credit Revolver and no commercial paper borrowings.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2022, the Company had approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.48 billion.

Other

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2022		December 31, 2021
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$5,503	$5,837	$5,477	$4,880

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

Fair Value Hedges

At September 30, 2022, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into two cross-currency swaps with notional amounts of $500 million each, one maturing in September 2027 and the other in September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended September 30, 2022 and 2021, the Company recognized income of $8 million and $4 million, respectively, and income of $19 million and $11 million for the nine months ended September 30, 2022 and 2021, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through September 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2022, the Company had approximately $370 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2022, the Company had approximately $1.57 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2023. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$20	$12
Foreign currency contracts	Other accrued liabilities	(2)	(2)
Fair Value Hedges
Interest rate swaps	Other assets	—	3
Interest rate swaps	Other accrued liabilities	(11)	—
Interest rate swaps	Other noncurrent liabilities	(23)	—
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	37	18
Cross-currency swaps	Other assets	130	—
Cross-currency swaps	Other noncurrent liabilities	—	(41)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	50	7
Foreign currency contracts	Other accrued liabilities	(28)	(14)

Total		$173	$(17)
The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	20	9	11	(7)
Cross-currency swaps	Other (income) expense, net	108	—	25	—
Total		$128	$7	$36	$(8)

		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(5)	$—	$(4)
Foreign currency contracts	Net sales and cost of products sold	39	15	11	(15)
Cross-currency swaps	Other (income) expense, net	190	—	53	—
Total		$229	$10	$64	$(19)

At September 30, 2022, net deferred gains of approximately $31 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three and nine months ended September 30, 2022, the Company recognized expense of $6 million and $7 million respectively, and income of $7 million and $11 million, during the three and nine months ended September 30, 2021, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$1	$1	$—	$—	$3	$3
Interest cost	6	5	1	2	19	15	6	5
Expected return on plan assets	(12)	(13)	(1)	(1)	(36)	(38)	(4)	(3)
Amortization	4	5	1	1	12	16	2	3
Total (income) expense	$(2)	$(3)	$2	$3	$(5)	$(7)	$7	$8

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization	$(1)	$(1)	$(3)	$(3)
Total income	$(1)	$(1)	$(3)	$(3)

U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans, resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations to covered participants. The Company anticipates the “buy-out” for the plan to be completed by the end of 2022 or 2023. The non-cash settlement charge associated with the transaction is expected to be approximately £50 million to £70 million.

Footnote 12 — Income Taxes

The Company’s effective income tax rates for the three months ended September 30, 2022 and 2021 was a benefit of 203.3% as compared to a provision of 11.6%, respectively, reflecting increased discrete tax benefits combined with pretax losses associated with impairment charges in the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021 the income tax rates were 7.3% and 18.5%, respectively, reflecting a lower effective income tax rate associated with increased tax benefits.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2022 and 2021 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2022 were also impacted by certain discrete items. Income tax expense for the three months ended September 30, 2022 included a discrete benefit of $58 million associated with a change in the Company's indefinite reinvestment assertion regarding certain earnings within its Irish operations, $6 million associated with tradename impairments, $4 million associated with the reduction of a valuation allowance related to operations in the state of Georgia and $2 million associated with the approval of certain state tax credits. The nine months ended September 30, 2022 also included a discrete benefit of $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations and $4 million associated with the approval of certain state tax credits, offset by $16 million of income tax expense related to the divestiture of the CH&S business unit.

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

During the nine months ended September 30, 2022, the Company amended its 2017 U.S. federal income tax return to carryback foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020. This resulted in an increase in noncurrent income taxes receivable of approximately $261 million, a decrease in income taxes payable of approximately $95 million, and an increase in deferred tax liabilities of approximately $356 million.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Condensed Consolidated Financial Statements for the period ending September 30, 2022. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations, as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. On April 4, 2022, in a case not involving the Company, the United States District Court for the District of Colorado granted the taxpayer's motion for summary judgment that the Temporary Regulations were not validly issued on the basis of improper promulgation. The Company is monitoring the impact of this decision and intends to continue to vigorously defend its position.

Footnote 13 — Earnings Per Share
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	413.6	425.4	416.4	425.2
Dilutive securities	1.0	3.1	1.9	2.7
Diluted weighted average shares outstanding	414.6	428.5	418.3	427.9

At September 30, 2022, there were 0.1 million potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At September 30, 2021, there were no potentially dilutive restricted stock awards with performance-based targets that were not met.

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the nine months ended September 30, 2022, the Company granted 1.1 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $30 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2022, the Company also granted 0.8 million time-based RSUs with an aggregate grant date fair value of $21 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest either at the end of a three-year period or in equal installments over a three-year period.

During the nine months ended September 30, 2022, the Company also granted 2.2 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the nine months ended September 30, 2022, is as follows:

Risk-free interest rates	1.9%
Expected volatility	42.0%
Expected dividend yield	5.1%
Expected life (in years)	6
Exercise price	$25.63

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. Under the SRP, the Company may purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates (collectively, “Icahn Enterprises”), at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. During the three months ended June 30, 2022, the Company repurchased approximately $50 million of its shares of common stock at an average purchase price of $22.01 per share. The Company did not repurchase any of its shares of common stock during the three months ended September 30, 2022. At September 30, 2022, the Company has remaining authority to repurchase approximately $50 million of its shares of common stock under the SRP.

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	September 30, 2022				December 31, 2021
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$237	$—	$237	$—	$40	$—	$40
Liabilities	—	(64)	—	(64)	—	(57)	—	(57)
Investment securities, including mutual funds	16	—	—	16	13	—	—	13

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

At September 30, 2022, goodwill for the Home Fragrance reporting unit in the Home Solutions segment, one tradename within the Home Appliances segment and two tradenames within the Baby reporting unit in the Learning and Development segment were fair valued at $56 million, $39 million, $40 million and $8 million, respectively, on a non-recurring basis in connection with triggering events that occurred during the third quarter of 2022. The most significant unobservable input (Level 3) used to estimate the fair value of the Home Fragrance reporting unit goodwill is the discount rate, which was 10.0%. The most significant unobservable inputs (Level 3) used to estimate the fair value of the indefinite-lived intangible asset for the Home Appliances reporting unit is the discount rate, which was 12.5%. The most significant unobservable input (Level 3) used to estimate the fair value of the two indefinite-lived intangible assets for the Baby reporting unit is the discount rate, which was 8.5%. See Footnotes 1 and 7 for further information.

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales (1)
Commercial Solutions (3)	$397	$486	$1,336	$1,450
Home Appliances	305	443	991	1,197
Home Solutions	510	598	1,477	1,627
Learning and Development	751	869	2,266	2,330
Outdoor and Recreation	289	391	1,104	1,180
	$2,252	$2,787	$7,174	$7,784

Operating income (loss) (2)
Commercial Solutions (3)	$28	$18	$126	$111
Home Appliances (4)	(20)	19	(23)	35
Home Solutions (4)	(88)	75	(22)	189
Learning and Development	120	195	497	522
Outdoor and Recreation	8	27	99	90
Corporate	(13)	(53)	(108)	(169)
	$35	$281	$569	$778

			September 30, 2022	December 31, 2021
Segment assets
Commercial Solutions (3)			$1,896	$2,522
Home Appliances			1,013	1,055
Home Solutions			2,986	3,109
Learning and Development			4,574	4,401
Outdoor and Recreation			948	907
Corporate			3,261	2,185
			$14,678	$14,179

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
(3)Commercial Solutions net sales, operating income and segment assets exclude the CH&S business as a result of the sale of this business starting from the end of the first quarter of 2022.
(4)During the three months ended September 30, 2022, the Company concluded that triggering events had occurred for goodwill in the Home Solutions segment and indefinite-lived intangible assets in the Home Appliances and Learning and Development segments. The Company recorded non-cash impairment charges of $108 million related to goodwill and $40 million related to three indefinite-lived intangible assets. See Footnote 7 for further information.

The following tables disaggregate revenue by major product grouping source and geography for the periods indicated (in millions):

	Three Months Ended September 30, 2022
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$397	$—	$—	$—	$—	$397
Home Appliances	—	305	—	—	—	305
Food	—	—	299	—	—	299
Home Fragrance	—	—	211	—	—	211
Baby	—	—	—	297	—	297
Writing	—	—	—	454	—	454
Outdoor and Recreation	—	—	—	—	289	289
Total	$397	$305	$510	$751	$289	$2,252

North America	$284	$136	$415	$559	$159	$1,553
International	113	169	95	192	130	699
Total	$397	$305	$510	$751	$289	$2,252

	Three Months Ended September 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$381	$—	$—	$—	$—	$381
Connected Home Security	105	—	—	—	—	105
Home Appliances	—	443	—	—	—	443
Food	—	—	330	—	—	330
Home Fragrance	—	—	268	—	—	268
Baby	—	—	—	359	—	359
Writing	—	—	—	510	—	510
Outdoor and Recreation	—	—	—	—	391	391
Total	$486	$443	$598	$869	$391	$2,787

North America	$363	$249	$480	$651	$236	$1,979
International	123	194	118	218	155	808
Total	$486	$443	$598	$869	$391	$2,787

	Nine Months Ended September 30, 2022
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,227	$—	$—	$—	$—	$1,227
Connected Home Security	109	—	—	—	—	109
Home Appliances	—	991	—	—	—	991
Food	—	—	905	—	—	905
Home Fragrance	—	—	572	—	—	572
Baby	—	—	—	901	—	901
Writing	—	—	—	1,365	—	1,365
Outdoor and Recreation	—	—	—	—	1,104	1,104
Total	$1,336	$991	$1,477	$2,266	$1,104	$7,174

North America	$994	$470	$1,209	$1,683	$606	$4,962
International	342	521	268	583	498	2,212
Total	$1,336	$991	$1,477	$2,266	$1,104	$7,174

	Nine Months Ended September 30, 2021
	Commercial Solutions	Home Appliances	Home Solutions	Learning and Development	Outdoor and Recreation	Total
Commercial	$1,162	$—	$—	$—	$—	$1,162
Connected Home Security	288	—	—	—	—	288
Home Appliances	—	1,197	—	—	—	1,197
Food	—	—	927	—	—	927
Home Fragrance	—	—	700	—	—	700
Baby	—	—	—	959	—	959
Writing	—	—	—	1,371	—	1,371
Outdoor and Recreation	—	—	—	—	1,180	1,180
Total	$1,450	$1,197	$1,627	$2,330	$1,180	$7,784

North America	$1,071	$650	$1,306	$1,703	$669	$5,399
International	379	547	321	627	511	2,385
Total	$1,450	$1,197	$1,627	$2,330	$1,180	$7,784

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

The Company and certain of its current and former officers and directors have been named as defendants in a securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden Corporation (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. In October 2022, the Company entered into a settlement agreement to resolve the claims asserted in this lawsuit. Under the settlement, the Company agreed to create a settlement fund of approximately $103 million for the benefit of the class, subject to certain exclusions, which will be predominantly funded by insurance proceeds. Both the settlement and the insurance receivable were recorded in the Condensed Consolidated Balance Sheet at September 30, 2022. The amount not to be funded by available insurance proceeds, which is not material to the Company, was expensed during the third quarter of 2022. In October 2022, a motion for preliminary approval of the settlement was filed with the Superior Court of New Jersey, Hudson County. The settlement is subject to certain conditions, including preliminary and final court approval.

Environmental Matters

The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’ status as PRPs is disputed.

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2022 was $33 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

The U.S. EPA Settlement

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties (the “U.S. EPA Settlement”). The PRPs responsible for release of dioxin, furans, and/or polychlorinated biphenyls would be expected to perform the remedial action for Unit 2 and would be excluded from the U.S. EPA Settlement. The allocation process has concluded. In February 2022, the U.S. EPA and certain parties to the allocation, including the Company Parties, reached an agreement in principle concerning a cash-out settlement for both Unit 2 and Unit 4. U.S. EPA and the parties participating in the U.S. EPA Settlement are in the process of finalizing a consent decree, which will be subject to court entry.

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

At September 30, 2022, the Company had approximately $41 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company’s ability to optimize costs and cash flow and mitigate the impact of retailer inventory rebalancing through discretionary and overhead spend management, advertising and promotion expense optimization, demand forecast and supply plan adjustments and actions to improve working capital;
•the Company’s dependence on the strength of retail and consumer demand and commercial and industrial sectors of the economy in various countries around the world;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
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
•the Company's ability to effectively execute its turnaround plan, including Project Ovid;
•risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings;
•a failure or breach of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s service providers;
•the impact of United States and foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs and legislation and regulatory actions related to data privacy and climate change;
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

The Company is implementing this strategy while addressing key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail landscape; continued macroeconomic and geopolitical volatility; a softening macro backdrop; significant inflationary and supply chain pressures, and an evolving regulatory landscape.

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which commenced its first phase go-live during the third quarter of 2022, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network.

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

Recent Developments

Current Macroeconomic Conditions

The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by the indirect macroeconomic impact of the Russia-Ukraine conflict, is also experiencing additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. The segments most impacted by the softening global demand are Home Appliances and Home Solutions. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail landscape and have negatively impacted the Company’s operating results, cash flows and financial condition in 2022 and are expected to persist for the remainder of the year and into 2023.

To help mitigate the negative impact of these conditions to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans, and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term.

Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges. See Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on use of estimates and risks

Russia-Ukraine Conflict

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

Goodwill and Other Indefinite-Lived Intangible Asset Impairment

During the third quarter of 2022, the Company concluded that a triggering event had occurred for its Home Fragrance reporting unit, in the Home Solutions segment, an indefinite-lived tradename in the Home Appliances reporting unit, and two indefinite-lived tradenames for the Baby reporting unit, in the Learning and Development segment. The Company performed an impairment test and determined that the Home Fragrance reporting unit goodwill, and the indefinite-lived tradenames in the Home Appliances and Baby reporting units noted above were impaired. During the three and nine months ended September 30, 2022, the Company recorded an aggregate non-cash impairment charge of $148 million, as the carrying values exceeded their fair values. A quantitative impairment test was also performed for the indefinite-lived tradename and long-lived assets in the Home Fragrance reporting unit resulting in no impairment. See Footnotes 1 and 7 of the Notes to Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for information.

Revolving Credit Facility Refinancing

On August 31, 2022, the Company entered into a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. The Credit Revolver refinanced the Company’s previous $1.25 billion senior unsecured revolving credit facility that was scheduled to mature in December 2023. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Senior Notes Due 2027 and 2029

On September 14, 2022, the Company completed a registered public offering of $500 million principal amount of 6.375% senior notes that mature in September 2027 (the “September 2027 Notes”) and $500 million principal amount of 6.625% senior notes that mature in September 2029 (the “September 2029 Notes”). The Company received proceeds of approximately $990 million, net of fees and expenses paid. The Company used the net proceeds from the September 2027 and September 2029 Notes, together with available cash, to redeem the Company's outstanding April 2023 Notes (defined below) during the fourth quarter of 2022. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Redemption of Senior Notes Due 2023

On September 19, 2022, the Company delivered a notice of redemption to the holders of the Company's 3.85% senior notes due April 2023 (the “April 2023 Notes”), and the Company redeemed the April 2023 Notes on October 19, 2022. The redemption price was 100.002% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of redemption. The total consideration paid was approximately $1.09 billion, and the Company will recognize a nominal debt extinguishment loss in the fourth quarter of 2022. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,252	$2,787	$(535)	(19.2)%
Gross profit	653	848	(195)	(23.0)%
Gross margin	29.0%	30.4%

Operating income	35	281	(246)	(87.5)%
Operating margin	1.6%	10.1%

Interest expense, net	57	65	(8)	(12.3)%
Other expense, net	8	1	7	NM
Income (loss) before income taxes	(30)	215	(245)	NM
Income tax provision (benefit)	(61)	25	(86)	NM
Income tax rate	NM	11.6%

Net income	$31	$190	$(159)	(83.7)%

Diluted earnings per share attributable to common shareholders	$0.07	$0.44
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2022 decreased 19%, as pricing actions by the Company were more than offset by softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, a negative impact on sales of approximately 4% due to the sale of the CH&S business at the end of the first quarter of 2022, certain category exits in the Home Appliances and Outdoor and Recreation segments and the impact of a shift in order timing to the first half of 2022 primarily in the Learning and Development and Outdoor and Recreation segments. The net sales performance also reflected the lapping of elevated levels of demand in certain categories during the prior year. Changes in foreign currency unfavorably impacted net sales by $100 million, or 4%.

Gross profit decreased 23% and gross margin decreased to 29.0% as compared with 30.4% in the prior year period. Gross margin performance reflected higher absorption costs associated with lower sales volume and significant input cost inflation for commodities, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold, partially offset by favorable net pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business. Changes in foreign currency exchange rates unfavorably impacted gross profit by $32 million or 4%.

In addition to the change in gross profit noted above, notable items impacting operating income for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021	$ Change
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$148	$—	$148
Restructuring (See Footnote 4) and restructuring-related costs (a)	12	13	(1)
Transactions and other costs (b)	18	4	14
(a)Restructuring-related costs reported in cost of goods sold and selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2022 were $7 million and $2 million, respectively, primarily related to facility closures. For the three months ended September 30, 2021, restructuring-related costs reported in cost of sales and SG&A were $6 million and $1 million, respectively, and primarily relate to facility closures. Restructuring costs were $3 million and $6 million for the three months ended September 30, 2022 and 2021, respectively.
(b)Transactions and other costs for the three months ended September 30, 2022 and 2021 primarily relate to costs for certain legal proceedings and completed divestitures.

Operating income decreased to $35 million as compared to $281 million in the prior year period. The decrease in operating income reflects impact of lower gross profit, partially offset by lower incentive compensation expense, advertising and promotion costs and overhead spending. Operating income was also negatively impacted by the non-cash impairment charges relating to goodwill and indefinite-lived assets and the sale of the CH&S business.

Interest expense, net decreased primarily due to higher interest income. The weighted average interest rates for the three months ended September 30, 2022 and 2021 were approximately 4.1% and 4.7%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended September 30, 2022 and 2021 includes the following items:

	Three Months Ended September 30,
	2022	2021
Foreign exchange losses, net	$10	$3
Gain on disposition of businesses (See Footnote 2)	(3)	—
Other (gains) losses, net	1	(2)
	$8	$1

Income tax benefit for the three months ended September 30, 2022 was $61 million as compared to $25 million of income tax expense for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was 203.3%, due to increased discrete tax benefits combined with pretax losses associated with impairment charges, as compared to 11.6% for the three months ended September 30, 2021. The change in effective tax provision was impacted by a variety of factors including certain discrete items. Income tax expense for the three months ended September 30, 2022 included a discrete benefit of $58 million associated with a change in the Company's indefinite reinvestment assertion regarding certain earnings within its Irish operations, $6 million associated with tradename impairments, $4 million associated with the reduction of a valuation allowance related to operations in the state of Georgia and $2 million associated with the approval of certain state tax credits. Income tax expense for the three months ended September 30, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$397	$486	$(89)	(18.3)%

Operating income	28	18	10	55.6%
Operating margin	7.1%	3.7%

Commercial Solutions net sales for the three months ended September 30, 2022 decreased 18%, primarily due to the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 22%, partially offset by growth in the Commercial business unit driven primarily by pricing actions and improved order fulfillment resulting from the easing of supply chain constraints. Changes in foreign currency unfavorably impacted net sales by $20 million, or 4%.

Operating income for the three months ended September 30, 2022 was $28 million as compared to $18 million in the prior year period. This performance reflected gross profit leverage and gross productivity, offset by significant input cost inflation for commodities, sourced finished goods, transportation and labor. Operating income was also negatively impacted by the CH&S sale.

Home Appliances

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$305	$443	$(138)	(31.2)%

Operating income (loss)	(20)	19	(39)	NM
Operating margin	(6.6)%	4.3%

Notable items impacting operating income (loss) comparability:
Impairment of intangible asset (See Footnote 7)	$15	$—
NM - NOT MEANINGFUL

Home Appliances net sales for the three months ended September 30, 2022 decreased 31%, reflecting softening global demand, certain category exits and the lapping of elevated levels of demand during the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $10 million, or 2%.

Operating loss for the three months ended September 30, 2022 was $20 million as compared to operating income of $19 million in the prior year period. The decrease in operating income was primarily due to lower gross profit leverage, higher absorption costs associated with lower sales volume and significant input cost inflation associated with transportation costs and sourced finished goods, partially offset by gross productivity as well as lower incentive compensation expense and advertising and promotion costs. Operating income was also negatively impacted by the non-cash impairment charge related to an indefinite-lived tradename.

Home Solutions

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$510	$598	$(88)	(14.7)%

Operating income (loss)	(88)	75	(163)	NM
Operating margin	(17.3)%	12.5%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill (See Footnote 7)	$108	$—
NM - NOT MEANINGFUL

Home Solutions net sales for the three months ended September 30, 2022 decreased 15%, reflecting decreases in both the Food and Home Fragrance business units. The Food business unit decline reflects softening global demand, lost distribution in one product line at a key customer and an order timing shift into the fourth quarter, partially offset by pricing actions. The decline in Home Fragrance business unit sales reflects softening global demand, as well as the exit of approximately 42 Yankee Candle retail stores during the year. Changes in foreign currency unfavorably impacted net sales by $16 million, or 3%.

Operating loss for the three months ended September 30, 2022 was $88 million as compared to operating income of $75 million in the prior year period. The decline in operating income was driven by the non-cash goodwill impairment charge in the Home Fragrance reporting unit, lower gross profit leverage, higher absorption costs associated with lower sales volume, and significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods. This was partially offset by gross productivity and lower incentive compensation expense.

Learning and Development

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$751	$869	$(118)	(13.6)%

Operating income	120	195	(75)	(38.5)%
Operating margin	16.0%	22.4%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	$25	$—

Learning and Development net sales for the three months ended September 30, 2022 decreased 14% due to decline in the Writing and Baby business units. The Writing business unit performance reflected logistical constraints and supply chain shortages, particularly in labelling, a shift in order timing to the first half of 2022 ahead of the back to school season, and softening demand in certain categories in the U.S., partially offset by pricing actions. Pricing actions in the Baby business unit were more than offset by softening demand in certain categories in the U.S., as the business lapped elevated levels of demand during the prior year. Changes in foreign currency unfavorably impacted net sales by $31 million, or 4%.

Operating income for the three months ended September 30, 2022 decreased to $120 million as compared to $195 million in the prior-year period. The decrease in operating income reflected lower gross profit leverage, higher absorption costs associated with lower sales volume and input cost inflation for sourced finished goods, transportation and labor, partially offset by gross productivity and lower incentive compensation costs. Operating income was also negatively impacted by non-cash impairment charges related to indefinite-lived tradenames in the Baby reporting unit.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$289	$391	$(102)	(26.1)%

Operating income	8	27	(19)	(70.4)%
Operating margin	2.8%	6.9%

Outdoor and Recreation net sales for the three months ended September 30, 2022 decreased 26%, reflecting softening demand primarily in the U.S. and Asia Pacific, certain category exits and a shift in order timing to the first half of 2022 ahead of the outdoor season, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $23 million or 6%.

Operating income for the three months ended September 30, 2022 was $8 million as compared to $27 million in the prior-year period. The decline was due to lower gross profit leverage, higher absorption costs associated with lower sales volume and significant input cost inflation for sourced finished goods and transportation, partially offset by gross productivity and lower incentive compensation costs.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$7,174	$7,784	$(610)	(7.8)%
Gross profit	2,218	2,461	(243)	(9.9)%
Gross margin	30.9%	31.6%

Operating income	569	778	(209)	(26.9)%
Operating margin	7.9%	10.0%

Interest expense, net	171	197	(26)	(13.2)%
Other income, net	(108)	(3)	(105)	NM
Income before income taxes	506	584	(78)	(13.4)%
Income tax provision	37	108	(71)	(65.7)%
Income tax rate	7.3%	18.5%

Net income	$469	$476	$(7)	(1.5)%

Diluted earnings per share attributable to common shareholders	$1.12	$1.11
NM - NOT MEANINGFUL

Net sales decreased 8%, as pricing actions by the Company were more than offset by softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, the impact of the sale of the CH&S business at the end of the first quarter of 2022, which negatively impacted net sales by approximately 3%, and category exits in the Home Appliances and Outdoor and Recreation segments. The net sales performance also reflected the lapping of elevated levels of demand in certain categories during the prior year. Changes in foreign currency unfavorably impacted net sales by $221 million, or 3%.

Gross profit decreased 10% compared to prior year. Gross profit margin declined to 30.9% as compared with 31.6% in the prior year period. The decrease in gross margin was driven by higher absorption costs associated with lower sales volume, as well as significant input cost inflation for commodities, sourced finished goods, transportation and labor, which had a negative high-

single-digit-percentage impact to costs of products sold. The gross margin decline was partially offset by favorable net pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of CH&S. Changes in foreign currency exchange rates unfavorably impacted gross profit by $77 million, or 3%.

In addition to the change in gross profit noted above, notable items impacting operating income for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$148	$—	$148
Restructuring (See Footnote 4) and restructuring-related costs (a)	29	34	(5)
Transactions and other costs (b)	30	17	13
(a)Restructuring-related costs reported in cost of goods sold and SG&A for the nine months ended September 30, 2022 was $15 million and $2 million, respectively, and primarily relate to facility closures. For the nine months ended September 30, 2021, restructuring-related costs reported in cost of sales and SG&A were $13 million and $5 million, respectively, and primarily relate to facility closures. Restructuring costs were $12 million and $16 million for the nine months ended September 30, 2022 and 2021, respectively.
(b)Transactions and other costs for the nine months ended September 30, 2022 and 2021 primarily relate to completed divestitures and costs for certain legal proceedings.

Operating income decreased to $569 million as compared to $778 million in the prior year period. The decline reflects lower gross profit, partially offset by gross productivity, as well as lower incentive compensation expense, advertising and promotion costs and overhead spending. Operating income was also negatively impacted by the non-cash impairment charges relating to goodwill and indefinite-lived tradenames.

Interest expense, net decreased primarily due to lower long-term debt levels during the first half of the year, and higher interest income. The weighted average interest rates for the nine months ended September 30, 2022 and 2021 were approximately 4.3% and 4.7%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other income, net for nine months ended September 30, 2022 and 2021 includes the following items:

	Nine Months Ended September 30,
	2022	2021
Foreign exchange losses, net	$26	$5
(Gain) loss on disposition of business (See Footnote 2)	(136)	2
Other (gains) losses, net	2	(10)
	$(108)	$(3)

The income tax provision for the nine months ended September 30, 2022 was $37 million as compared to $108 million for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was 7.3%, reflecting an increase in discrete tax benefits, as compared to 18.5% for the nine months ended September 30, 2021. The nine months ended September 30, 2022 included discrete benefits of $58 million associated with a change in the Company's indefinite reinvestment assertion regarding certain earnings within it Irish operations, $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations and $4 million associated with the approval of certain state tax credits, offset by $16 million of income tax expense related to the divestiture of the CH&S business unit. Income tax expense for the nine months ended September 30, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations, $13 million associated with a reduction of in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on recently enacted U.S. Treasury Regulations.

Business Segment Operating Results

Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,336	$1,450	$(114)	(7.9)%

Operating income	126	111	15	13.5%
Operating margin	9.4%	7.7%

Commercial Solutions net sales for the nine months ended September 30, 2022 decreased 8%, which primarily reflected the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 14%, partially offset by growth in the Commercial business unit, primarily driven by pricing actions and improved order fulfillment resulting from the easing of supply chain constraints. Changes in foreign currency unfavorably impacted net sales by $41 million, or 3%.

Operating income for the nine months ended September 30, 2022 was $126 million as compared to $111 million in the prior year. The increase in operating income is due to gross profit leverage, gross productivity and lower advertising and promotion costs, partially offset by significant input cost inflation, primarily resin, energy and metals, sourced finished goods, transportation and labor, as well as the unfavorable impact of the CH&S sale.

Home Appliances

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$991	$1,197	$(206)	(17.2)%

Operating income (loss)	(23)	35	(58)	NM
Operating margin	(2.3)%	2.9%

Notable items impacting operating income (loss) comparability:
Impairment of intangible asset (See Footnote 7)	$15	$—
NM - NOT MEANINGFUL

Home Appliances net sales for the nine months ended September 30, 2022 decreased approximately 17%, which reflects softening global demand, certain category exits and the lapping of elevated levels of demand during the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $21 million, or 2%.

Operating loss for the nine months ended September 30, 2022 was $23 million as compared to operating income of $35 million in the prior year period. The decline in operating income is primarily due to lower gross profit leverage, higher absorption costs associated with lower sales volume and significant input cost inflation associated with transportation costs and sourced finished goods, partially offset by gross productivity and lower incentive compensation expense. Operating income was also negatively impacted by the non-cash impairment charge related to an indefinite-lived asset.

Home Solutions

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,477	$1,627	$(150)	(9.2)%

Operating income (loss)	(22)	189	(211)	NM
Operating margin	(1.5)%	11.6%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill (See Footnote 7)	$108	$—
NM - NOT MEANINGFUL

Home Solutions net sales for the nine months ended September 30, 2022 decreased 9%, reflecting decreases in both the Food and Home Fragrance business units. The Food business unit decline reflects softening global demand, lost distribution in one product line at a key customer and an order timing shift into the fourth quarter, partially offset by pricing actions. The decline in Home Fragrance business unit sales reflects softening global demand, as well as the exit of approximately 42 Yankee Candle retail stores during the year. The net sales performance for the segment also reflected the lapping of elevated demand during the prior year. Changes in foreign currency unfavorably impacted net sales by $30 million, or 2%.

Operating loss for the nine months ended September 30, 2022 was $22 million as compared to operating income of $189 million in the prior year period. The decrease in operating income is primarily due to the non-cash goodwill impairment charge in the Home Fragrance reporting unit, lower gross profit leverage, higher absorption costs associated with lower sales volume and significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods. This decrease was partially offset by gross productivity and lower incentive compensation expense.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,266	$2,330	$(64)	(2.7)%

Operating income	497	522	(25)	(4.8)%
Operating margin	21.9%	22.4%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	$25	$—

Learning and Development net sales for the nine months ended September 30, 2022 decreased 3%, reflecting decreases in both the Writing and Baby business units. The Writing business unit performance reflected pricing actions, which were more than offset by logistical constraints and supply chain shortages, particularly in labelling, and softening demand in certain categories in the U.S. Pricing actions in the Baby business unit were more than offset by softening demand in certain categories in the U.S., as the business lapped elevated levels of demand during the prior year. Changes in foreign currency unfavorably impacted net sales by $68 million, or 3%.

Operating income for the nine months ended September 30, 2022 decreased to $497 million as compared to $522 million in the prior-year period. The decrease in operating income is primarily due to the non-cash impairment charges related to indefinite-lived assets in the Baby reporting unit. In addition, gross productivity and lower compensation costs were offset by lower gross profit leverage and significant input cost inflation for sourced finished goods, transportation and labor.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,104	$1,180	$(76)	(6.4)%

Operating income	99	90	9	10.0%
Operating margin	9.0%	7.6%

Outdoor and Recreation net sales for the nine months ended September 30, 2022 decreased 6% primarily reflecting softening U.S. demand and certain category exits. The net sales performance for this segment also reflects the lapping of elevated levels of demand in the prior year, partially offset by pricing actions and improved product availability. Changes in foreign currency unfavorably impacted net sales by $61 million or 5%.

Operating income for the nine months ended September 30, 2022 was $99 million as compared to $90 million in the prior-year period. This improvement was primarily due to lower overhead spending and incentive compensation costs, partially offset by input cost inflation for commodities, sourced finished goods and transportation, and higher advertising and promotional costs.

Liquidity and Capital Resources
Liquidity

The Company believes that its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. At September 30, 2022, the Company had cash and cash equivalents of approximately $636 million, of which approximately $238 million was held by the Company’s non-U.S. subsidiaries.

The Company believes the extent of the impact of this rapidly changing retail landscape, which reflects an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, as well as the supply chain disruptions, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. For further information, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 14, 2022.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2022 and 2021 (in millions):

	2022	2021	Increase (Decrease)
Cash provided by (used in) operating activities	$(567)	$490	$(1,057)
Cash provided by (used in) investing activities	420	(180)	600
Cash provided by (used in) financing activities	344	(800)	1,144
Exchange rate effect on cash, cash equivalents and restricted cash	(13)	(14)	1
Increase (decrease) in cash, cash equivalents and restricted cash	$184	$(504)	$688

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. See below for further information on the Company's recent operating cash flow performance.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects the impact of a significantly greater than expected pullback in retailer orders as retailers rebalance inventory in the light of continued inflationary pressures on consumers, which resulted in lower sales volume and unfavorable working capital associated with inventory build to support sales and the Project Ovid go-live, the timing of customer collections and vendor payments, and lower accounts receivable sold under the Customer Receivables Purchase Agreement. See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash provided by investing activities was primarily due to proceeds from the sale of CH&S and sale of property, plant and equipment, partially offset by higher capital expenditures, primarily associated with Project Ovid.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was primarily due to the period-over-period change in debt, offset by repurchase of shares of the Company's common stock in the current-year. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

On August 31, 2022, the Company entered into a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. The Credit Revolver refinanced the Company’s previous $1.25 billion senior unsecured revolving credit facility that was scheduled to mature in December 2023.

Under the Credit Revolver, the Company may borrow funds on a variety of interest rate terms. The Credit Revolver provides committed back-up liquidity for the issuance of commercial paper, in each case, to the extent there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2022 there were no borrowings outstanding under the Credit Revolver and no commercial paper borrowings.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2022, the Company had approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.48 billion. The Company was in compliance with all of its debt covenants at September 30, 2022.
Factored receivables at September 30, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $375 million, a decrease of approximately $125 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (1) increase the amount of certain customer receivables that may be sold under the agreement, (2) add new customers to the agreement and (3) change the reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (1) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (2) extended its maturity by one year to October 2023 and (3) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At September 30, 2022, the Company did not have any amounts outstanding under the Securitization Facility.

Risk Management

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

See Footnote 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments.

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

During the third quarter of 2022, the Company concluded that a triggering event had occurred for the Home Fragrance reporting unit in the Home Solutions segment, which reflected a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company bypassed the qualitative approach to testing goodwill and used a quantitative approach, which involves comparing the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

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

The Company performed an impairment test and determined that the Home Fragrance reporting unit goodwill was impaired. During the three and nine months ended September 30, 2022 the Company recorded a non-cash impairment charge of $108 million, as the carrying value of the reporting unit exceeded its fair value.

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

During the third quarter of 2022, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in its Home Fragrance reporting unit, in the Home Solutions segment, an indefinite-lived tradename in the Home Appliances reporting unit, and two indefinite-lived tradenames for the Baby reporting unit, in the Learning and Development segment. The Company performed a quantitative impairment test and determined that the indefinite-lived tradenames in the Home Appliances and Baby reporting units noted above were impaired. During the three and nine months ended September 30, 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values exceeded their fair values. A quantitative impairment test was also performed for the indefinite-lived tradename and long-lived assets in the Home Fragrance reporting unit resulting in no impairment.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2022:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	—	$—	—	$50,000,231
August	—	—	—	50,000,231
September	2,014	18.60	—	50,000,231
Total	2,014	$18.60	—
(1)On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements See Footnote 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information on shares repurchased during the three and nine months ended September 30, 2022.
(2)Shares purchased during the three months ended September 30, 2022 were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units and were purchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party there, the Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2022, File No. 001-09608).

10.2
Form of 6.375% note due 2027 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Brands Inc. (formerly known as “Newell Rubbermaid Inc.”) and U.S. Bank Trust Company, National Association (formerly known as “U.S. Bank National Association”), as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated September 14, 2022, File No. 001-09608) Newell Brands Inc. 2022 Incentive Plan, (incorporated by reference to Appendix B to the Company's Proxy Statement dated March 23, 2022, File No. 001-09608).

10.3
Form of 6.625% note due 2029 issued pursuant to the Indenture dated as of November 19, 2014, between Newell Brands Inc. (formerly known as “Newell Rubbermaid Inc.”) and U.S. Bank Trust Company, National Association (formerly known as “U.S. Bank National Association”), as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated September 14, 2022, File No. 001-09608). Newell Brands Inc. 2022 Incentive Plan, (incorporated by reference to Appendix B to the Company's Proxy Statement dated March 23, 2022, File No. 001-09608).

10.4*†	Fifth Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan effective August 10, 2022.
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	October 28, 2022	/s/ Christopher H. Peterson
Christopher H. Peterson
President and Chief Financial Officer

Date:	October 28, 2022	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer