Form 10-K
period 2022-12-31
NEWELL BRANDS INC.
filed 2023-02-15
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2022	1-9608
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
There were 413.6 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 6, 2023. The aggregate market value of the shares of Common Stock on June 30, 2022 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $7.8 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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
•Accelerate the cash conversion cycle by focusing on cash efficiency and improving key working capital metrics;
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

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which commenced its first phase go-live during the third quarter of 2022 and its second phase go-live in February 2023, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network.

Current Macroeconomic Conditions

The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by the indirect macroeconomic impact of the Russia-Ukraine conflict, is also experiencing additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. While all of the Company's segments have been negatively impacted to varying degrees by the softening global demand, the Home Appliances and Home Solutions segments have been the most impacted. These collective macroeconomic trends, the duration and severity of which are highly uncertain, are rapidly changing the retail landscape and have impacted the Company’s operating results, cash flows and financial condition in 2022 and are expected to persist into 2023.

To help mitigate the negative impact of these conditions on the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term.

Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

Russia-Ukraine Conflict

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company does not expect the conflict to have a material impact on its results of operations, it has experienced shortages in raw materials and increased costs for transportation, energy, and commodities due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if the military conflict escalates beyond its current scope, the Company could be negatively impacted by an economic recession in certain neighboring European countries or globally.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that aims to strengthen the Company by leveraging its scale to further reduce complexity by streamlining its operating model and driving operational efficiencies. Project Phoenix is expected to be substantially completed by the end of 2023. It incorporates a variety of initiatives designed to simplify the organizational structure, streamline the company’s real estate, centralize its supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs.

See Recent Developments in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 4 of the Notes to Consolidated Financial Statements for further information.

Sale of Connected Home & Security Business

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments.

See Recent Developments and Liquidity and Capital Resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Footnotes 1, 2 and 17 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker (“CODM”) regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

Beginning in January 2023, the Company will combine its previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments into one operating segment, Home and Commercial Solutions. This change by the CODM was driven by the implementation of a new operating model which is intended to drive further simplification and unlock additional efficiencies and synergies within the Company. The Learning and Development and Outdoor and Recreation operating segments will remain as the Company’s other two operating segments. The Company will recast prior period comparable results in its first quarter 2023 reporting to conform to this operating segment change. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

OTHER INFORMATION

Multi-Product Offering

The Company’s broad product offering in multiple categories permits it to meet the needs of its customers more effectively. With families of leading brand names and innovative new products, the Company can assist volume purchasers in selling a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income, and encourage impulse buying by retail consumers.

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities, although the Company experienced capacity constraints around certain raw materials and finished goods in 2022 driven by global conditions, which are expected to continue into 2023. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, extinguisher powder, nylon, paper, plastic resin, sawdust, tin plate, wax and wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. During 2022, the Company experienced significant inflationary pressures for its sourced finished goods driven by global conditions, including demand volatility related to the Russia-Ukraine conflict, which is expected to continue into 2023. For a limited number of product lines, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. In particular, certain businesses within the Company’s Learning and Development segment rely on third-party manufacturers for substantially all of their products. Specifically, the Baby business unit has a single source of supply for products that comprise a majority of its sales and that owns the intellectual property for many of those products.

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

The Company's sales and operating results, previously disrupted by the COVID-19 pandemic in 2020, reverted to historical patterns in 2021, however, uncertainty remains due to the significant volatility and direction of future consumer and customer demand patterns due to softening global demand, an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, as well as supply chain pressures.

Patents and Trademarks

The Company has many patents, trademarks, brand names and tradenames that are, in the aggregate, important to its business. The Company’s most significant brands include Calphalon, Campingaz, Coleman, Contigo, Crockpot, Dymo, Elmer’s, EXPO, FoodSaver, Graco, Mapa, Marmot, Mr. Coffee, NUK, Oster, Paper Mate, Parker, Quickie, Rubbermaid Commercial Products, Rubbermaid, Sistema, Spontex, Sunbeam, WoodWick, Sharpie and Yankee Candle.

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

Current trends among retailers include fostering high levels of competition among suppliers, rebalancing and reducing current inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that sell candles.

The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery and producing and procuring products at a competitive cost. In addition, the Company has an experienced management team that focuses on building consumer loyalty and increased consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs. The Company's service and delivery levels in 2022 were negatively impacted by product, supply and labor shortages, capacity constraints and logistical challenges across its businesses, all of which the Company expects to continue into 2023.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug/grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce retailers. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 14% of net sales in 2022 and 15% of net sales in each of 2021 and 2020. Amazon, the Company's second largest customer, accounted for approximately 13% of net sales in each of 2022 and 2021 and 12% of net sales in 2020. The Company’s top-ten customers in alphabetical order in 2022 included: Amazon, Bed, Bath & Beyond, Costco, Kroger, Lowe’s, Office Depot Inc., Staples, Target, The Home Depot and Walmart.

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

Human Capital Management

Newell Brands is committed to creating a workplace where it supports the success of its people by investing in their personal development and career growth. The Company has employees located throughout the world. At December 31, 2022, the Company employed approximately 28,000 people worldwide. Approximately 4,000 were in the Asia-Pacific region, 5,000 were in the Europe, Middle East and Africa region, 6,000 were in the Latin America region and 13,000 were in the North America region. Of the Company's total employees, approximately 14,000 were employed in manufacturing and supply chain roles. The Company's strong employee base, along with its commitment to uncompromising values, provides the foundation of the Company’s success.

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

The Company embraces diversity, inclusion and belonging, and strongly believes that a truly consumer-focused workforce should be as diverse as the consumers it serves and leverage the skills and perspectives of a wealth of backgrounds of all team members. To attract a global and diverse workforce, the Company strives to build a culture where employees can bring their whole selves to work. Employee resource groups (“ERGs”) are Company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the Company, including inclusion and diversity and the professional development of employees. The ERGs provide a space where employees can foster connections and develop in a supportive environment. At December 31, 2022, the Company had the following eight ERGs:

•ABLE (Disabled Employees and Allies);
•BEACON (Black and African ancestry);
•RAY (Women);
•OPEN (LGBTQ);
•NAAPA (Asian-American);
•HOLA (Hispanic and Latinx);
•VETS (Veterans and Military Family Members); and
•MOSAIC (All).

In 2023, we will continue to expand ERGs across the globe.

The Company is focused on recruitment of diverse candidates and on internal talent development of its diverse leaders so they can advance their careers and move into leadership positions within the Company. The Company has adopted a policy requiring diverse slates for recruitment at the Director level and above. This policy applies to recruitment of members of the Board of Directors as well. Also, during 2022, the Company conducted a fully digital, enterprise-wide engagement survey, which was given to all employee groups including professional, clerical and factory hourly employees and was available in 33 languages, which focused on measuring engagement and inclusion. The results showed that the majority of the scores were equal to or above the global benchmarks.

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

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The Chief Executive Officer and executive leadership team have meaningful industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see the Risk Factors section below.

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

COVID-19 Related Risks

The COVID-19 pandemic and related impacts has had, and could continue to have, an adverse effect on the Company’s business, financial condition and results of operations.

The ongoing COVID-19 pandemic, including the emergence of variants for which vaccines may not be effective, may negatively affect our business by causing or contributing to, among other things:

• Significant disruptions in our business operations and in the ability of significant third-party vendors, manufacturing and other business or commercial partners, including customers, to meet their obligations to us;

• Significant decrease or volatility in sales of or demand for our products due to any decreased demand for products, closure or reduced operating hours of our key customers; consumer inability to purchase our products due to personal illness or government implemented restrictions and any resulting changes in consumer preferences;

• Worldwide, regional and local adverse economic and financial market conditions, including increased risk of inflation; fluctuations in commodities, packaging, transportation and other input costs; increased unemployment; decreased disposable income; declining consumer confidence; or economic slowdowns or recessions in any of our major markets, all of which could impact the manufacturing operations of the Company or our third-party suppliers;

• Significant U.S. or international governmental actions, or other limitations or restrictions, including restrictions on the ability of our employees, suppliers, customers or third-party partners to travel or perform necessary business functions or our ability to manufacture, ship, distribute, market or sell our products; and

• Adverse impacts on our supply chain, including manufacturing by the Company or third-party partners, due to raw material, packaging or other supply shortages, labor shortages or reduced availability of air or other commercial transport, port congestion and closures. Although we are unable to predict the impact on our ability to source materials in the future, we expect these and other supply chain pressures to continue into the coming year.

In addition, sustained labor shortages or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business.

Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The extent of COVID-19’s effect on our operational and financial performance in the future will depend on future developments, including the duration, spread and intensity of the pandemic, our continued ability to manufacture and distribute our products, any future government actions affecting consumers, our business operations, including any vaccine mandates, and the economy generally, changing economic conditions and any resulting inflationary impacts, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. Such impacts could materially adversely affect the Company’s business, financial condition and results of operations.

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

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the traditional retail and e-commerce sectors may result in a number of customers, such as Bed, Bath & Beyond, experiencing financial difficulty or failing in the future. To address these challenges, the Company must be able to respond to competitive factors and the potential loss of customers in the future, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

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

Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end consumers could have an adverse effect on the Company’s gross profit margins and operating income. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (including online shopping) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

The Company depends on a continuous flow of new orders from large, high-volume retail customers; however, the Company may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to:

•reduce lead times for product delivery, which may require the Company to increase inventories and could impact the timing of reported sales;
•improve customer service, such as with direct import programs, whereby product is supplied directly to retailers from third-party suppliers; and
•adopt new technologies including those related to inventory management such as Radio Frequency Identification, otherwise known as RFID technology, which may have substantial implementation costs.

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

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows. Project Ovid is a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which commenced its first phase go-live during the third quarter of 2022 and its second phase go-live in February 2023, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. This initiative is designed to reduce the complexity of the organization, improve the Company’s cash conversion cycle and increase investment in the Company’s most significant growth platforms. It is further designed to reduce costs associated with direct materials, indirect expenses, and distribution and logistics, among other things. Other major productivity, streamlining and divestment programs may also be required in the future to continue the turnaround plan. For example, in January 2023, the Company announced Project Phoenix, an initiative that aims to strengthen the company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. It incorporates a variety of initiatives designed to simplify the organizational structure, streamline the company’s real estate, centralize its supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company expects to realize significant savings when the initiatives are fully implemented, however it will result in material charges as well as the elimination of approximately 13% of office positions during 2023. These initiatives may not be substantially completed in the expected timeframe, may be more costly to implement than expected, or may not fully achieve the anticipated cost savings. Such programs involve a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results.

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
•collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to data privacy laws, including but not limited to the General Data Protection Regulation of the European Union (“GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”) or General Law for Protection of Personal Data (“LGPD”) of Brazil;
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

The Company is subject to laws of various countries where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the GDPR which went into effect in May 2018, the CCPA, which went into effect on January 1, 2020, the LGPD which went into effect in August 2020, the CPRA which became operative in January 2023 and various U.S. state level privacy regulations. The changes introduced by the GDPR, CCPA, LGPD, CPRA and U.S. state laws increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

Competition for labor is becoming more acute and we have experienced increased labor costs as a result. There is no assurance that we will be able to fully offset any cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation were to occur, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. In addition, volatility in certain commodity markets could significantly affect our production cost.

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

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States. Given the Company's reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. Any additional tariffs on Chinese-origin goods, or on other certain products imported into the United States or, European Union carbon import taxes could increase the cost of some our products and reduce our margins.

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

If future demand or market conditions are less favorable than the Company’s estimates, including the volatility of customer demand patterns and the impact of retailer inventory rebalancing in response to softening global demand, write-downs may be required. The Company cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for its products, will not affect it beyond the inventory charges that have already been recorded.

The Company may not be able to attract, retain and develop key talent.

The Company’s ability to successfully execute its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key leaders. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified talent. In 2022 and 2023, the Company hired a new Chief Financial Officer and President, Brand Management and Innovation, respectively. Competition for such talent is intense.

Global competition for such personnel is intense and has increased in the recent past amidst emerging labor trends, including but not limited to increased remote work options. There can be no assurance that the Company can retain its key employees or attract, retain or otherwise develop internally other highly qualified personnel in the future.

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

Additionally, due to the scale and scope of our business, we must rely on relationships with third parties, including our suppliers, distributors, contractors, and other external business partners for certain functions. While we have policies and procedures for managing these relationships, they inherently involve less control over business operations, governance, and compliance, thereby potentially increasing our reputational and legal risk. If third parties fail to comply with our policies and procedures or similar compliance requirements set forth by our customers, the Company could potentially suffer significant losses of business and revenue from certain customers.

Further, third parties sell counterfeit versions of some of our products, which are often inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity.

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, diversity, inclusion and belonging, sustainability, packaging, responsible sourcing and social investments. In 2022, the Company published its Corporate Citizenship Report which included updates on many of these focus areas and goals for certain areas. The Company could fail, or be perceived to fail, in its achievement of such initiatives and goals or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments or litigation may be filed against the Company resulting in significant expenses or investments to repair such impacts.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition as well as require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2022, the Company had approximately 28,000 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

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

Further, the United Kingdom exited the European Union in 2020 and entered into a trade and cooperation agreement with the European Union in 2021. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the European Union are now on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

Additionally, if a potential devaluation of the local currencies of our international customers relative to the U.S. dollar occurs, it may impair the purchasing power of our international customers and could cause international customers to decrease their volume of orders or cancel orders completely. Should any of these risks occur, the Company’s ability to manufacture, source, sell or export its products or repatriate profits could be impaired. In addition, the Company could experience a loss of sales and profitability from its international operations and/or the Company could experience a substantial impairment or loss of assets.

Financial Risks

The Company has substantial indebtedness, which could materially and adversely affect the Company and its financial position, including decreasing its business flexibility, impacting its ratings and increasing its borrowing costs.

At December 31, 2022, the Company had $5.4 billion in outstanding debt, reflecting an increase of approximately $490 million versus December 31, 2021. The Company’s substantial indebtedness has, and could continue to have, important consequences for the Company, including:

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
•placing the Company at a competitive disadvantage compared to its competitors that have less debt; limiting its ability to borrow additional funds; and
•requiring the Company to comply with financial and non-financial covenants in its debt documents that, if breached, subject the Company to cross-default and acceleration provisions.

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

While the majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Indeed, increases in interest rates would increase the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. However, the U.S. Federal Reserve raised its benchmark interest rate nine times from December 2015 through the end of 2018, including four times in 2018, each time by a quarter of a percentage point, before reducing interest rates in 2019 three times. In response to the COVID-19 pandemic, the U.S. Federal Reserve reduced its benchmark interest rate to 0% in March 2020 before voting in November 2020 to keep short-term interest rates anchored in a range between 0% and 0.25%. After holding rates constant in 2021 to support its policy of pandemic relief, the U.S. Federal Reserve, in response to significant inflation, began its policy of increasing the target federal funds rate from effectively zero. During 2022, the U.S. Federal Reserve raised the targeted federal funds rate seven times for a total of 425 basis points resulting in a target range of 4.25% to 4.5%. The policy statements, decisions and actions of the U.S. Federal Reserve are uncertain and subject to change depending on economic conditions. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness.

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

On February 11, 2022, S&P Global Inc. (“S&P”) upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company has been in a position to access the commercial paper market, and the interest rates on certain of its outstanding senior notes were reduced by 25 basis points on an annualized basis. However, any future downgrade by S&P below “BBB-” or further downgrade by Moody’s would further increase the Company’s borrowing costs and continue to adversely affect the Company’s financial results. In addition, in the event of a future reduction in credit rating, the Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be further lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. See Liquidity and Capital Resources in Item 7.

On February 14, 2023, Fitch Ratings downgraded the Company’s debt rating to “BB”. This downgrade does not impact the interest rates on any of the Company's senior notes.

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

The Company is required under U.S. GAAP to review its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, and are also required to conduct impairment tests on goodwill and other indefinite-lived intangible assets annually or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists.

During the years ended December 31, 2022, 2021 and 2020, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $474 million, $60 million and $1.5 billion, respectively. Future events or factors may occur that would adversely affect the fair value of the Company’s assets and require impairment charges. Such events or factors may include, but are not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. Given the Company’s recent history of impairment charges, there is minimal difference between the estimated fair values and the carrying values of some of its intangible assets, increasing the possibility of future impairment charges. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 7 of Notes to Consolidated Financial Statements.

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

The Company may decide to sell or discontinue certain businesses or product lines in the future based on an evaluation of performance and strategic fit. On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for a purchase price of $593 million, subject to customary working capital and transaction adjustments.

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

The Company is subject to various federal, state and foreign laws and regulations. As further described in Footnote 18 of the Notes to the Consolidated Financial Statements, the Company is also subject to third party litigation. The potential outcomes of third-party litigation, if insured, could exceed policy limits, resulting in significant costs and expenses. The Company could be responsible for any settlement or judgment over the amount of available insurance coverage or for the entire settlement or judgment, if not insured. In the ordinary course of business, the Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. The Company previously disclosed that it had received a subpoena and related informal document requests from the U.S. Securities and Exchange Commission (the “SEC”) primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. In late January 2023, the Company began discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which now focuses on the time period between the third quarter of 2016 through the second quarter of 2017. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents relating to disclosures on the potential impact of U.S. Treasury regulations, as further described below. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies may be time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

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

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2022. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. See Footnote 12 of the Notes to Consolidated Financial Statements.

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

In addition to operational standards, environmental laws also impose obligations on various entities to investigate and/or clean up contaminated properties or to pay for the cost of such activities, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for investigation and/or remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed of wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. Environmental Matters are described further in Footnote 18 of the Notes to Consolidated Financial Statements for a further discussion of these and other environmental-related matters.

The Company’s business involves the potential for product recalls, product liability and other claims against it, which could affect its earnings and financial condition.

As a manufacturer and distributor of consumer products, the Company is subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. From time to time, the Company has announced voluntary recalls of its products where it has identified potential product safety concerns. Any repurchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. When the Company is required to remove, or voluntarily removes, its products from the market, the Company’s reputation could be tarnished and the Company might have large quantities of finished products that it could not sell. The Company also faces exposure to product liability claims if one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects.

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

The Company’s product liability insurance program is an occurrence-based program based on its current and historical claims experience and the availability and cost of insurance. The Company currently either self-insures or administers a high retention insurance program for most product liability risks. Historically, product liability awards have rarely exceeded the Company’s individual per occurrence self-insured retention. The Company cannot give assurance, however, that its future product liability experience will be consistent with its past experience or that claims and awards subject to self-insured retention will not be material. See Footnote 18 of the Notes to Consolidated Financial Statements for a further discussion of these and other regulatory and litigation-related matters.

If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market the same or similar products, which could adversely affect the Company’s market share and results of operations.

The Company’s success with its proprietary products depends, in part, on its ability to protect its current and future technologies and products and to defend its intellectual property rights, including its patent, trade secret and trademark rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market the same or similar products.

The Company holds numerous design and utility patents covering a wide variety of products. The Company cannot be sure that it will receive patents for any of its innovations or that any existing or future patents that it receives or licenses will provide competitive advantages for its products. The Company also cannot be sure that competitors will not challenge and potentially invalidate any existing or future patents that the Company receives or licenses. In addition, patent rights may not prevent competitors from developing, using or selling products that are similar or functionally equivalent to the Company’s products.

If the Company is found to have infringed the intellectual property rights of others or cannot obtain necessary intellectual property rights from others, its competitiveness could be negatively impaired.

If the Company is found to have violated the trademark, trade secret, copyright, patent or other intellectual property rights of others, directly or indirectly, such a finding could result in the need to cease use of such intellectual property in the Company’s business, as well as the obligation to pay for past infringement. If rights holders are willing to permit the Company to continue to use such intellectual property rights, they could require a payment of a substantial amount for such continued use. Either ceasing use or paying such amounts could cause the Company to become less competitive and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES

The Company's primary corporate offices are located in an owned office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2022, the Company's global physical presence included approximately 50 manufacturing facilities (15 in the U.S.), approximately 70 regional distribution centers and warehouses (40 in the U.S.), approximately 120 offices for sales, research and development and administrative purposes (35 in the U.S.), as well as approximately 270 retail stores (260 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (90% in the U.S.), which primarily reflect the Yankee Candle retail stores.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS*:

Name	Age	Title
Ravichandra K. Saligram	66	Chief Executive Officer
Christopher H. Peterson	56	President
Mark J. Erceg	53	Chief Financial Officer
Bradford R. Turner	50	Chief Legal and Administrative Officer and Corporate Secretary
Stephen B. Parsons	58	Chief Human Resources Officer
Michal J. Geller	50	President, e-Commerce and Digital
Michael M. Hayes	54	Chief Customer Officer
Melanie Huet	47	President, Brand Management and Innovation
Kristine K. Malkoski	62	Segment CEO, Learning & Development
Michael P. McDermott	52	Segment CEO, Home & Commercial Solutions
James A. Pisani	56	Segment CEO, Outdoor & Recreation
* On February 10, 2023, the Company announced that Christopher H. Peterson has been appointed President and Chief Executive Officer, effective after the Company's 2023 Annual Meeting of Stockholders on May 16, 2023. Ravichandra K. Saligram will retire as the Company's Chief Executive Officer, effective May 16, 2023.

Ravichandra K. Saligram has served as Chief Executive Officer of the Company and as a member of the Company's Board of Directors since October 2019. He also served as President of the Company between October 2019 and May 5, 2022. Prior to joining the Company, Mr. Saligram was Chief Executive Officer and Director of Ritchie Bros. Auctioneers Incorporated, the world’s largest onsite/online industrial equipment auctioneer, from July 2014 until July 2019. From November 2010 until November 2013, Mr. Saligram was Chief Executive Officer, President, and a member of the Board of Directors of OfficeMax Inc., an omnichannel provider of workplace products, services and solutions where he oversaw the historic 2013 merger of OfficeMax and Office Depot. From 2003 through November 2010, Mr. Saligram served in executive management positions with ARAMARK, a global provider of food services, facilities management and uniforms, including as President of ARAMARK International, Chief Globalization Officer and Executive Vice President of ARAMARK. From 1994 through 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including as President of Brands and Franchise for North America; Chief Marketing Officer and Managing Director, Global Strategy; President, International; and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management roles at S.C. Johnson & Son, Inc., a consumer products company. Mr. Saligram began his career at Leo Burnett, an advertising firm. He has served on the Board of Directors of Church & Dwight Co., Inc. since 2006.

Christopher H. Peterson has been President of the Company since May 5, 2022. He served as Chief Financial Officer of the Company between December 2018 and January 2023. Mr. Peterson recently served as President, Business Operations from February 2020 to May 5, 2022. He also served as Interim Chief Executive Officer from June 28, 2019 until October 2, 2019. From April 2018 to August 2018, Mr. Peterson served as the Executive Vice President and Chief Operating Officer, Operations of Revlon, Inc., a global beauty company. Before that, Mr. Peterson served as both Revlon’s Chief Operating Officer, Operations and Chief Financial Officer from June 2017 until March 2018, and leading into that, he held the title of Chief Operating Officer, Operations from April 2017 until June 2017. Prior to his positions at Revlon, Mr. Peterson held several senior management roles at Ralph Lauren Corporation, a designer, marketer, and distributor of premium lifestyle products, including serving as President, Global Brands from April 2015 to May 2016, Executive Vice President, Chief Administrative Officer & Chief Financial Officer from November 2013 to March 2015, and Senior Vice President and Chief Financial Officer from September 2012 to November 2013. Previously, Mr. Peterson held several financial management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2012. Mr. Peterson serves on the Board of Directors of BJ’s Wholesale Club Holdings, Inc.

Mark J. Erceg has been Chief Financial Officer of the Company since January 9, 2023. Previously, Mr. Erceg served as the Executive Vice President and Chief Financial Officer of Cerner Corporation, a health care information technology company, from February 2021 until July 2022. From October 2016 to January 2021, he served as Executive Vice President and Chief Financial Officer of Tiffany & Company, a manufacturer and retailer of luxury jewelry. Prior to that, Mr. Erceg served as Executive Vice President and Chief Financial Officer of Canadian Pacific Railway between May 2015 and September 2016 and as Executive Vice President and Chief Financial Officer of Masonite International, a global building products company, from June 2010 to May 2015. Previously, Mr. Erceg held several financial and business management positions at The Procter & Gamble Company ,a global consumer products company, from 1992 to 2010.

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

Melanie Huet was appointed President, Brand Management and Innovation of the Company in February 2023. Between October 2022 and January 2023, Ms. Huet served as a consultant to the Company. Prior to that, she served as Executive Vice President, Chief Commercial Officer at Serta Simmons Bedding LLC, a global sleep products company, between April 2021 and June 2022, and as its Executive Vice President, Chief Marketing Officer between January 2019 and April 2021. Serta Simmons Bedding LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 2023. Between July 2017 and October 2018, Ms. Huet served as Vice President, Beverages & Snack Nuts of Kraft Heinz, a global consumer packaged goods company. Previously, she served in various senior roles at Kimberly Clark, a global consumer packaged goods company, between 2011 and 2017, including Global Brand Director, Baby & Child Care from January 2016 to June 2017 and General Manager/Brand Director, Child Care from February 2014 to December 2015. Prior to that, Ms. Huet served in various sales and marketing leadership roles at Unilever, a global consumer packaged goods company, between 2005 and 2011.

Kristine K. Malkoski was appointed Segment CEO, Learning and Development of the Company in January 2023. She served as Business Unit CEO, Writing of the Company from April 2022 through January 2023 and Business Unit CEO, Food of the Company from February 2020 through January 2023. Prior to joining the Company, from April 2019 to January 2020, Ms. Malkoski was Chief Executive Officer, Americas, for Arc International, a global manufacturer of glassware products for the housewares industry, where she was responsible for housewares sales, marketing, manufacturing and distribution across North and South America. From January 2015 to August 2017, Ms. Malkoski served as President, Global Business and Chief Commercial Officer for World Kitchen, a privately owned international housewares company, where she oversaw operations for its retail stores, and, previously, from June 2012 to January 2015, as President, North America, Chief Innovation Officer, and President North America Household for World Kitchen. Prior thereto, Ms. Malkoski served as Vice President and General Manager of the Craftsman division of Sears Holding Company and in various other management roles at Sears, Ubiquity Brands and Procter & Gamble. From 1997 to 2002, Ms. Malkoski founded and served as President and Chief Operating Officer of Pharmaceutical Corporation of America, the first contract product management company for the prescription drug industry.

Michael P. McDermott was appointed Segment CEO, Home and Commercial Solutions of the Company in January 2023. He served as Business Unit CEO, Commercial of the Company from January 2020 through January 2023. Prior to joining the Company, Mr. McDermott served as President of Omni-Channel Retail at Bass Pro Shops in 2019. Previously, Mr. McDermott served as Executive Vice President and Chief Customer Officer at Lowe's Companies Inc. from 2016 to 2019; Chief Merchandising Officer from 2014 to 2016; and Senior Vice President from 2013-2014. Prior to working with Lowe's Companies Inc., Mr. McDermott held various management roles at General Electric Company.

James A. Pisani was appointed Segment CEO, Outdoor and Recreation of the Company in January 2023. He served as Business Unit CEO, Outdoor and Recreation of the Company from May 2020 through January 2023. Prior to joining the Company, Mr. Pisani served as Global Brand President of Timberland LLC from August 2016 to April 2020 and on the executive leadership team at VF Corporation, a global apparel and footwear company, from August 2018 to April 2020, where he was responsible for the oversight and strategic direction of the Timberland brand worldwide. Prior to his work at Timberland LLC, Mr. Pisani served as President of VF Corporation's Licensed Sports Group from July 2008 to August 2016. Previously, Mr. Pisani served in various capacities at Kraft Foods and at PepsiCo, where he was Vice President of Business Development.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 6, 2023 there were 8,753 stockholders of record.

Stock Performance Graph
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
The graph below compares total stockholder return on the Company’s common stock from December 31, 2017 through December 31, 2022 with the cumulative total return of (a) the Standard and Poor’s (“S&P”) 500 Index, and (b) the Dow Jones (“DJ”) Consumer Goods Index, assuming a $100 investment made on December 31, 2017. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Newell Brands Inc
S&P 500 index
DJ Consumer Goods Index

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the three months ended December 31, 2022:

Calendar Month	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October	—	$—	—	$50,000,231
November	962	13.11	—	50,000,231
December	1,877	12.97	—	50,000,231
Total	2,839	$13.02	—

(1)On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program, effective immediately through the end of 2022. The Company’s common shares may be purchased by the Company in the open market, in negotiated transactions or in other manners as permitted by federal securities laws and other legal requirements. See Footnote 15 of the Notes to Consolidated Financial Statements.
(2)Shares purchased during the three months ended December 31, 2022, were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units .

ITEM 6.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K and the Company's audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The “Business Strategy” and “Recent Developments” sections below are brief presentations of our business and certain significant items addressed in this section or elsewhere in this Annual Report on Form 10-K. This section should be read along with the relevant portions of this Annual Report on Form 10-K for a complete discussion of the events and items summarized below.

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
•Accelerate the cash conversion cycle by focusing on cash efficiency and improving key working capital metrics;
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

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which commenced its first phase go-live during the third quarter of 2022 and its second phase go-live in February 2023, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network.
Organizational Structure

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker (“CODM”) regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

Beginning in January 2023, the Company will combine its previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments into one operating segment, Home and Commercial Solutions. This change by the CODM was driven by the implementation of a new operating model which is intended to drive further simplification and unlock additional efficiencies and synergies within the Company. The Learning and Development and Outdoor and Recreation operating segments will remain as the Company’s other two operating segments. The Company will recast prior period comparable results in its first quarter 2023 reporting to conform to this operating segment change. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

Recent Developments

Current Macroeconomic Conditions

The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by the indirect macroeconomic impact of the Russia-Ukraine conflict, is also experiencing additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. While all of the Company's segments have been negatively impacted to varying degrees by the softening global demand, the Home Appliances and Home Solutions segments have been the most impacted. These collective macroeconomic trends, the duration and severity of which are highly uncertain, are rapidly changing the retail landscape and have impacted the Company’s operating results, cash flows and financial condition in 2022 and are expected to persist into 2023.

To help mitigate the negative impact of these conditions on the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term.

Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

Russia-Ukraine Conflict

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company does not expect the conflict to have a material impact on its results of operations, it has experienced shortages in raw materials and increased costs for transportation, energy, and commodities due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if the military conflict escalates beyond its current scope, the Company could be negatively impacted by an economic recession in certain neighboring European countries or globally.

See Results of Operations, Critical Accounting Estimates and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that aims to strengthen the Company by leveraging its scale to further reduce complexity by streamlining its operating model and driving operational efficiencies. Project Phoenix is expected to be substantially completed by the end of 2023. It incorporates a variety of initiatives designed to simplify the organizational structure, streamline the company’s real estate, centralize its supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs.

See Risk Factors in Item 1A. and Footnote 4 of the Notes to Consolidated Financial Statements for further information.

Goodwill and Other Indefinite-Lived Intangible Asset Impairments

During the fourth quarter of 2022, as a result of the Company's annual impairment testing, the Company recorded a non-cash impairment charge to write-off the remaining $56 million of goodwill for its Home Fragrance reporting unit, in the Home Solutions segment, as the carrying value exceeded its fair value. The Company also recorded an aggregate impairment charge of $270 million to certain tradenames in the Home Fragrance and Food reporting units, in the Home Solutions segment, and the Baby reporting unit, in the Learning and Development segment, as the carrying values for each tradename exceeded their fair values.

See Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Debt Redemption

On October 19, 2022, the Company redeemed its 3.85% senior notes due April 2023 at a redemption price equal to 100.002% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $1.09 billion, and the Company recorded a debt extinguishment loss of $1 million.

See Footnote 9 of the Notes to Consolidated Financial Statements for further information.
Results of Operations
Consolidated Operating Results 2022 vs. 2021

	Years Ended December 31,
(in millions, except per share data)	2022	2021	$ Change	% Change
Net sales	$9,459	$10,589	$(1,130)	(10.7)%
Gross profit	2,834	3,363	(529)	(15.7)%
Gross margin	30.0%	31.8%

Operating income	312	1,013	(701)	(69.2)%
Operating margin	3.3%	9.6%

Interest expense, net	235	256	(21)	(8.2)%
Loss on extinguishment of debt	1	5	(4)	(80.0)%
Other income, net	(81)	(8)	(73)	NM
Income before income taxes	157	760	(603)	(79.3)%
Income tax provision (benefit)	(40)	138	(178)	NM
Income tax rate	(25.5)%	18.2%

Net income	$197	$622	(425)	(68.3)%

Diluted earnings per share - attributable to common shareholders	$0.47	$1.45
NM — NOT MEANINGFUL

Net sales decreased 11%, as pricing actions by the Company were more than offset by softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, a negative 3% impact to net sales related to the sale of the CH&S business at the end of the first quarter of 2022 and category exits in the Home Appliances and Outdoor and Recreation segments. The net sales performance also reflected the lapping of elevated levels of demand in certain categories during the prior year. Changes in foreign currency unfavorably impacted net sales by $300 million, or 3%.

Gross profit decreased 16% and gross margin declined to 30.0% as compared with 31.8% in the prior year period. The decrease in gross margin reflected higher absorption costs associated with a lower sales volume, higher sales promotional activities to reduce elevated inventory levels, as well as significant input cost inflation for commodities, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline was partially offset by favorable net pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business. Changes in foreign currency exchange rates unfavorably impacted gross profit by $105 million, or 3%.

Notable items impacting operating income for 2022 and 2021 are as follows:

	Years Ended December 31,
(in millions)	2022	2021	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$474	$60	$414
Restructuring (See Footnote 4) and restructuring-related (a)	39	46	(7)
Transactions and other costs (b)	72	37	35

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2022 were $22 million and $2 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2021 were $22 million and $8 million, respectively, and primarily relate to facility closures. Restructuring costs for 2022 and 2021 were $15 million and $16 million, respectively.
(b)Transaction and other costs for 2022 primarily related to completed divestitures, expenses associated with certain legal proceedings, an indirect tax reserve for an international entity and an incremental bad debt reserve for an international customer. Transaction and other costs for 2021 primarily related to completed divestitures and costs associated with certain legal proceedings.

Operating income decreased to $312 million in 2022 as compared to $1.01 billion in 2021. The decline reflects the impact of lower gross profit, partially offset by gross productivity, as well as lower incentive compensation expense, advertising and promotion costs and overhead spending. Operating income was also negatively impacted by higher current year non-cash impairment charges relating to goodwill and indefinite-lived tradenames.

Interest expense, net decreased primarily due to lower long-term debt levels during the first half of 2022 and higher interest income. The weighted average interest rates for 2022 and 2021 were approximately 4.3% and 4.7%, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

The loss on the extinguishment of debt of $1 million and $5 million for 2022 and 2021, respectively, are related to the Company’s redemption of certain of its senior notes. See Footnote 9 of the Notes to the Consolidated Financial Statements for further information.

Other income, net, for 2022 and 2021 include the following items:

	Years Ended December 31,
(in millions)	2022	2021
Foreign exchange losses, net (See Footnotes 10 and 19)	$47	$8
Gain on disposition of businesses, net (See Footnote 2)	(136)	(4)
Other (gains) losses, net	8	(12)
	$(81)	$(8)

The income tax benefit for 2022 was $40 million as compared to provision of $138 million in 2021. The effective tax rate for 2022 was (25.5)%, reflecting an increase in discrete tax benefits, as compared to 18.2% for 2021. The year ended December 31, 2022 included discrete benefits of $58 million associated with a change in the Company's indefinite reinvestment assertion regarding certain earnings within its Irish operations, $28 million associated with the reduction in valuation allowance related to the integration of certain Brazilian and Luxembourg operations and $6 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of the CH&S business unit. Income tax expense for the year ended December 31, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations, $13 million associated with a reduction of in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

See Footnote 12 of the Notes to Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on U.S. Treasury Regulations enacted in 2020.

Business Segment Operating Results 2022 vs. 2021

Commercial Solutions

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,691	$1,953	$(262)	(13.4)%

Operating income	143	159	(16)	(10.1)%
Operating margin	8.5%	8.1%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	—	29	(29)

Commercial Solutions net sales for 2022 decreased 13%, which primarily reflected the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 16%, partially offset by growth in the Commercial business unit primarily driven by pricing actions and improved order fulfillment resulting from the easing of supply chain constraints. Changes in foreign currency unfavorably impacted net sales by $57 million, or 3%.

Operating income for 2022 decreased to $143 million as compared to $159 million in 2021. The decrease in operating results is due to lower gross profit, due to significant input cost inflation, primarily resin, energy and metals, sourced finished goods, transportation and labor, as well as the unfavorable impact of the CH&S sale. The decrease in operating results were partially offset by gross productivity, lower compensation expense and the lapping of the prior-year non-cash impairment charge of an indefinite-lived intangible asset.

Home Appliances

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,390	$1,738	$(348)	(20.0)%

Operating income (loss)	(47)	70	(117)	NM
Operating margin	(3.4)%	4.0%

Notable items impacting operating income (loss) comparability:
Impairment of intangible assets (See Footnote 7)	15	—	15
Indirect tax reserve	23	—	23
Bad debt reserve	8	—	8
NM — NOT MEANINGFUL

Home Appliances net sales for 2022 decreased 20%, which reflects softening global demand, certain category exits and the lapping of elevated levels of demand during the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $26 million, or 2%.

Operating loss for 2022 was $47 million as compared to operating income of $70 million in 2021. The decline in operating results is primarily due to lower gross profit leverage, higher absorption costs associated with lower sales volume, higher sales promotional activities to reduce elevated inventory levels and significant input cost inflation associated with transportation costs and sourced finished goods, partially offset by gross productivity, lower incentive compensation expense and lower advertising and promotion expense. The operating results were also negatively impacted by the non-cash impairment charge related to an indefinite-lived asset, indirect tax reserve related to an international entity and incremental bad debt reserve for an international customer.

Home Solutions

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,113	$2,386	$(273)	(11.4)%

Operating income (loss)	(308)	337	(645)	NM
Operating margin	(14.6)%	14.1%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	429	—	429

Home Solutions net sales for 2022 decreased 11%, reflecting decreases in both the Food and Home Fragrance business units. The Food business unit decline reflects softening global demand and lost distribution in one product line at a key customer, partially offset by pricing actions. The decline in Home Fragrance business unit sales reflects softening global demand, as well as the exit of approximately 43 Yankee Candle retail stores during the year, partially offset by pricing actions. The net sales performance for the segment also reflected the lapping of elevated demand during the prior year. Changes in foreign currency unfavorably impacted net sales by $50 million, or 2%.

Operating loss for 2022 was $308 million as compared to operating income of $337 million in 2021. The decrease in operating results is primarily due to the non-cash impairment charges in both the Food and Home Fragrance reporting units, lower gross profit leverage, higher absorption costs associated with lower sales volume, higher sales promotional activities to reduce elevated inventory levels and significant input cost inflation for commodities, primarily metals and wax, transportation, labor and sourced finished goods. This decrease was partially offset by gross productivity and lower incentive compensation expense.
Learning and Development

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,950	$3,028	$(78)	(2.6)%

Operating income	593	600	(7)	(1.2)%
Operating margin	20.1%	19.8%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	30	31	(1)

Learning and Development net sales for 2022 decreased 3%, reflecting decreases in both the Writing and Baby business units. The Writing business unit performance reflects logistical constraints and supply chain shortages, particularly in labelling, and softening demand in certain categories in the U.S., partially offset by pricing actions. The Baby business unit performance reflects softening demand in certain categories in the U.S., as the business lapped elevated levels of demand during the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $96 million, or 3%.

Operating income for 2022 decreased to $593 million as compared to $600 million in the prior year period. The decrease in operating income is primarily due to significant input cost inflation for sourced finished goods, transportation and labor, partially offset by gross productivity and lower compensation costs. The improvement in operating margin primarily reflects net pricing performance.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$1,315	$1,484	$(169)	(11.4)%

Operating income	86	90	(4)	(4.4)%
Operating margin	6.5%	6.1%

Outdoor and Recreation segment net sales for 2022 decreased 11% primarily due to softening U.S. demand and certain category exits, partially offset by pricing actions and improved product availability. The net sales performance for this segment also reflects the lapping of elevated levels of demand in the prior year. Changes in foreign currency unfavorably impacted net sales by $71 million, or 5%.

Operating income for 2022 was $86 million as compared to $90 million in the prior year period. This performance was primarily due to input cost inflation for commodities, sourced finished goods and transportation, and higher advertising and promotional costs, partially offset by lower overhead spending and incentive compensation costs. The improvement in operating margin primarily reflects net pricing performance and the exit from certain low margin product categories.

Consolidated Operating Results 2021 vs. 2020

	Years Ended December 31,
(in millions, except per share data)	2021	2020	$ Change	% Change
Net sales	$10,589	$9,385	$1,204	12.8%
Gross profit	3,363	3,084	279	9.0%
Gross margin	31.8%	32.9%

Operating income (loss)	1,013	(629)	1,642	NM
Operating margin	9.6%	(6.7)%

Interest expense, net	256	274	(18)	(6.6)%
Loss on extinguishment of debt	5	20	(15)	(75.0)%
Other (income) expense, net	(8)	78	(86)	NM
Income (loss) before income taxes	760	(1,001)	1,761	NM
Income tax provision (benefit)	138	(235)	373	NM
Income tax rate	18.2%	23.5%

Net income (loss)	$622	$(766)	$1,388	NM

Diluted earnings (loss) per share - attributable to common shareholders	$1.45	$(1.81)
NM — NOT MEANINGFUL

Net sales for 2021 increased 13%, with all segments and major geographic regions showing growth. This growth reflects favorable net pricing (including lower promotion spending with customers), as well as strong demand for the hand protection, garage and outdoor organization, kitchen appliance, fresh preserving, cookware, bakeware, scented candle, baby gear, writing, labeling, and outdoor categories. Net sales growth was negatively impacted by supply chain shortages and logistical challenges which continued into 2022. Changes in foreign currency favorably impacted net sales by $101 million, or 1%.

Gross profit for 2021 increased 9% and gross profit margin declined to 31.8% as compared with 32.9% in the prior year period. The increase in gross profit was driven by gross volume leverage, gross productivity and favorable net pricing, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, which had a negative high-single-digit-percentage impact to costs of products sold. The gross margin decline reflected, in part, a timing lag between inflation and the full impact of responsive pricing actions. Changes in foreign currency exchange rates favorably impacted gross profit by $30 million, or 1%.

Notable items impacting operating income (loss) for 2021 and 2020 are as follows:

	Years Ended December 31,
(in millions)	2021	2020	$ Change
Impairment of goodwill and intangible assets (See Footnote 7)	$60	$1,491	$(1,431)
Restructuring and restructuring-related (See Footnote 4) (a)	46	44	2
Transactions and other costs (b)	37	26	11
(a)Restructuring-related costs reported in cost of products sold and SG&A for 2021 were $22 million and $8 million, respectively, and primarily related to facility closures. Restructuring-related costs for 2020 were $4 million reported in cost of products sold and $19 million reported in SG&A and primarily relate to accelerated depreciation associated with restructuring activities. Restructuring costs for 2021 and 2020 were $16 million and $21 million, respectively.
(b)Transaction and other costs for 2021 and 2020 primarily relate to completed divestitures and costs associated with certain legal proceedings.

Operating income increased to $1.01 billion in 2021 as compared to an operating loss of $629 million in 2020. The operating results in 2020 included $1.5 billion of non-cash impairment charges of goodwill and certain indefinite-lived intangibles and other assets. The 2021 performance reflected the gross profit performance noted above and cost savings from Yankee Candle retail store closures, partially offset by higher incentive compensation expense and advertising and promotional costs. The year-over-year comparison of the Company's operating results to the prior year reflects the impact of the most depressed consumption levels resulting from the COVID-19 related lockdowns which occurred in the second quarter of 2020, and the lapping of the improved operating performance in the second half of 2020, as the Company's manufacturing sites and Yankee Candle stores were reopened, other retail stores were reopened, and consumer demand for certain categories returned. In addition, the Company's operating results for 2021 were impacted by the volatility and uncertainty of the direction of demand patterns, as well as inflation and supply chain shortages and logistical challenges which continued into 2022.

Interest expense, net for 2021 decreased primarily due to lower debt levels. The weighted average interest rates for 2021 and 2020 were approximately 4.7% and 4.6%, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

The loss on the extinguishment of debt of $5 million and $20 million for 2021 and 2020, respectively, were related to the Company’s tender offer of certain of its senior notes and debt redemptions. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Other (income) expense, net for 2021 and 2020 include the following items:

	Years Ended December 31,
(in millions)	2021	2020
Pension-related non-service costs, net (See Footnote 11)	$—	$53
Foreign exchange losses, net (See Footnote 10)	8	17
(Gain) loss on disposition of businesses (See Footnote 2)	(4)	9
Other gains, net	(12)	(1)
	$(8)	$78

Income tax provision for 2021 was $138 million as compared to a benefit of $235 million in 2020. The effective tax rate for 2021 was 18.2% as compared to 23.5% in 2020. The change in effective tax provision is driven primarily by the impact of goodwill impairment charges in the prior-year, the geographic mix of where income was earned as well as certain taxable income inclusion items in the U.S. based on foreign earnings and certain discrete items. The income tax provision for the year ended December 31, 2021 included a net valuation allowance decrease of $27 million, primarily related to net operating losses in the U.K. and Luxembourg, and other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations.

See Footnote 12 of the Notes to Consolidated Financial Statements for information regarding income taxes, including the inherent uncertainty associated with the Company's position on U.S. Treasury Regulations enacted in 2020.

Business Segment Operating Results 2021 vs. 2020

Commercial Solutions

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,953	$1,859	$94	5.1%

Operating income (loss)	159	(89)	248	NM
Operating margin	8.1%	(4.8)%

Notable items impacting operating income (loss) comparability:
Impairment of intangible assets (See Footnote 7)	29	320	(291)
NM — NOT MEANINGFUL

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

Operating income for 2021 increased to $159 million as compared to operating loss of $89 million in 2020. The improvement in operating results is primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, as well as gross profit leverage, including the lapping of the prior-year absorption impact associated with the temporary closure of a key Connected Home and Security manufacturing facility in Mexico, as a result of the COVID-19 pandemic, gross productivity and pricing. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor. The operating margin in 2021 was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Home Appliances

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,738	$1,539	$199	12.9%

Operating income (loss)	70	(238)	308	NM
Operating margin	4.0%	(15.5)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	—	287	(287)
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

Home Solutions

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$2,386	$2,138	$248	11.6%

Operating income (loss)	337	(4)	341	NM
Operating margin	14.1%	(0.2)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and other intangible assets (See Footnote 7)	—	302	(302)
NM — NOT MEANINGFUL

Home Solutions net sales for 2021 increased 12% due to strong sales performance in the Food and Home Fragrance business units. The increase in Food business unit sales reflected the impact of favorable net pricing as well as increased demand across the fresh preserving, and cookware and bakeware categories, partially offset by supply chain shortages and logistical constraints. The increase in Home Fragrance sales was primarily due to increases in the retail channel in the U.S. and Europe, as well as in Yankee Candle retail stores, partially offset by supply chain shortages, logistical constraints and permanent Yankee Candle retail store closures in the prior year. The increase in net sales in the Home Fragrance business also reflected the lapping of the prior-year impact of temporary retail store closures and supply chain disruptions resulting from temporary closure of its key manufacturing facility in Massachusetts, both resulting from the COVID-19 pandemic. Changes in foreign currency favorably impacted net sales by $33 million, or 1%.

Operating income for 2021 increased to $337 million as compared to operating loss of $4 million in 2020. The increase in operating income is primarily due to the lapping of prior year non-cash impairment charges of goodwill, certain indefinite-lived intangible assets and other assets, gross profit leverage, including the lapping of the prior year absorption impact associated with the temporary closure of a key Home Fragrance manufacturing facility in Massachusetts, gross productivity and pricing. The increase in operating income also reflected savings from Yankee Candle retail store closures and the exiting of its fundraising business in 2020. The increase in operating income was partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor. The operating margin in 2021 was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.

Learning and Development

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$3,028	$2,557	$471	18.4%

Operating income	600	364	236	64.8%
Operating margin	19.8%	14.2%

Notable items impacting operating income comparability:
Impairment of intangible assets (See Footnote 7)	31	100	(69)

Learning and Development net sales for 2021 increased 18% primarily due to strong sales performance in the Baby and Writing business units as they lapped the negative prior-year impact of shifting consumer demand, temporary store closures and supply chain disruption resulting from the COVID-19 pandemic. The Baby business unit performance reflected favorable net pricing as well as increased demand in the baby gear and infant care categories, driven in part by government-related stimulus spending in the U.S. The Writing business unit performance reflected favorable net pricing as well as strong demand in the pens, markers, fine writing and labeling categories, driven by return to in-person learning and gradual reopening of more offices, partially offset by previous divestitures and business exits as well as supply chain shortages and logistical constraints. Changes in foreign currency favorably impacted net sales by $29 million, or 1%.

Operating income for 2021 increased to $600 million as compared to $364 million in the prior year period. The increase in operating income is primarily due to the lapping of non-cash impairment charges of certain indefinite-lived intangible assets in 2020, pricing, gross productivity and gross profit leverage, including the prior year absorption impact of certain temporary manufacturing closures, partially offset by higher tariff costs, significant input cost inflation for commodities, primarily resin, sourced finished goods, transportation and labor, as well as higher advertising and promotional costs.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2021	2020	$ Change	% Change
Net sales	$1,484	$1,292	$192	14.9%

Operating income (loss)	90	(418)	508	NM
Operating margin	6.1%	(32.4)%

Notable items impacting operating income (loss) comparability:
Impairment of intangible assets (See Footnote 7)	—	482	(482)
NM — NOT MEANINGFUL

Outdoor and Recreation segment net sales for 2021 increased 15% primarily due to favorable net pricing and improvement in consumer purchasing patterns for outdoor equipment, partially offset by supply chain shortages and logistical constraints. The increase in net sales also reflected the lapping of the negative prior-year impact of lower demand and temporary store closures resulting from the COVID-19 pandemic. Changes in foreign currency exchange rates favorably impacted net sales by $16 million, or 1%.

Operating income for 2021 was $90 million as compared to operating loss of $418 million in the prior year period. This improvement was primarily due to the lapping of prior year non-cash impairment charges of certain indefinite-lived intangible assets, gross profit leverage, pricing and gross productivity, partially offset by significant input cost inflation for commodities, primarily resin, sourced finished goods and transportation. The operating margin in 2021 was negatively impacted by a timing lag between inflation and the full impact of responsive pricing actions.
Liquidity and Capital Resources

The Company believes that its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide continued financial viability and adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. At December 31, 2022, the Company had cash and cash equivalents of approximately $287 million, of which approximately $241 million was held by the Company’s non-U.S. subsidiaries.

The Company believes the extent of the impact of the rapidly changing retail landscape, which reflects an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, as well as supply chain disruptions, inflationary pressures and uncertainty over the volatility and direction of future demand patterns, on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary by jurisdiction and market. Any such material adverse impacts could result in the Company's inability to satisfy financial maintenance covenants and could limit the ability to make future borrowings under existing debt instruments. See Item 1A. Risk Factors - Financial Risks, for further information.

The table below summarizes the Company's cash activity for 2022, 2021 and 2020 (in millions):

				Increase (Decrease)
	2022	2021	2020	2022	2021
Cash provided by (used in) operating activities	$(272)	$884	$1,432	$(1,156)	$(548)
Cash provided by (used in) investing activities	343	(268)	(228)	611	(40)
Cash used in financing activities	(232)	(1,143)	(559)	911	(584)
Exchange rate effect on cash, cash equivalents and restricted cash	(13)	(17)	5	4	(22)
Increase (decrease) in cash, cash equivalents and restricted cash	$(174)	$(544)	$650	$370	$(1,194)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities for 2022 primarily reflects lower operating income and the impact of the Company's adjustment to its supply and demand forecasted purchases in the back half of the year in response to significantly greater than expected pullback in retailer orders, as retailers rebalance inventory in the light of continued inflationary pressures on consumers, which resulted in lower sales volume and unfavorable working capital associated with higher inventory levels. The change also reflected the negative impact of lower accounts receivable sold under the Customer Receivables Purchase Agreement.

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

Cash Flows from Investing Activities

The change in net cash provided by investing activities for 2022 was primarily due to proceeds from the sale of CH&S and other property, plant and equipment, partially offset by higher capital expenditures, primarily associated with Project Ovid. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

The change in net cash used in investing activities for 2021 was primarily due to higher capital expenditures.

Cash Flows from Financing Activities

The change in net cash used in financing activities for 2022 was primarily due to the period-over-period change in debt, offset by repurchase of shares of the Company's common stock in the current year.

The change in net cash used in financing activities for 2021 was primarily due to proceeds from the issuance of senior notes in 2020 and payments of long-term debt in 2021 as well as the acquisition of noncontrolling interests.

See Footnotes 1,9 and 14 of the Notes to Consolidated Financial Statements for further information.

Capital Resources

On October 19, 2022, the Company redeemed its 3.85% senior notes due April 2023 (the “April 2023 Notes”) at a redemption price equal to 100.002% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $1.09 billion, and the Company recorded a debt extinguishment loss of $1 million.

On September 14, 2022, the Company completed a registered public offering of $500 million principal amount of 6.375% senior notes that mature in September 2027 (the “September 2027 Notes”) and $500 million principal amount of 6.625% senior notes that mature in September 2029 (the “September 2029 Notes”). The Company received proceeds of approximately $989 million, net of fees and expenses paid. The September 2027 Notes and the September 2029 Notes are subject to similar restrictive and financial covenants as the Company's existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The September 2027 Notes and the September 2029 Notes are redeemable in whole or in part, at the option of the Company (i) at any time prior to three months before the stated maturity dates at a redemption price equal to or greater of (a) the principal amount of the notes being redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis, plus the applicable make-whole amount of 50 basis points, plus in each case, accrued and unpaid interest on the notes being redeemed to, but not including, the redemption date; or (ii) at any time on or after three months prior to respective maturity dates, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption dates. The Company used the net proceeds from the September 2027 and September 2029 Notes, together with available cash, to redeem the April 2023 Notes during the fourth quarter of 2022.

On August 31, 2022, the Company entered into a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. The Credit Revolver refinanced the Company’s previous $1.25 billion senior unsecured revolving credit facility that was scheduled to mature in December 2023.

Under the Credit Revolver, the Company may borrow funds on a variety of interest rate terms. The Credit Revolver provides committed back-up liquidity for the issuance of commercial paper, in each case, to the extent there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2022, the Company has $225 million of outstanding borrowings under the Credit Revolver and $359 million in commercial paper borrowings.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2022, the Company had approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.25 billion. The Company was in compliance with all of its debt covenants at December 31, 2022.

Factored receivables at December 31, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $420 million, a decrease of approximately $80 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (i) increase the amount of certain customer receivables that may be sold under the agreement, (ii) add new customers to the agreement and (iii) change the reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow.

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (i) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (ii) extended its maturity by one year to October 2023 and (iii) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At December 31, 2022, the Company had $35 million outstanding under the Securitization Facility.

On November 1, 2019, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+” as S&P believed the Company would fail to meet S&P’s target debt level for 2019. In addition, on March 9, 2020, Moody’s Corporation (“Moody’s”) downgraded the Company’s debt rating to “Ba1” based on a view that the Company would fail to meet Moody's target debt level for 2020. As a result of the S&P and Moody's downgrades, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion were subject to an interest rate adjustment of 25 basis points for each downgrade, totaling 50 basis points. In addition, the Company’s ability to borrow from the commercial paper market on terms it deemed acceptable or favorable was eliminated and its cost of borrowing increased. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades.

On February 11, 2022, S&P upgraded the Company’s debt rating to “BBB-” from “BB+” as S&P believed the Company has been able to achieve S&P’s target debt level. As a result of this upgrade, the Company is again in a position to access the commercial paper market, up to a maximum of $1.5 billion provided there is a sufficient amount available for borrowing under the Credit Revolver. In addition, the interest rates on certain of the Company’s outstanding senior notes aggregating to approximately $3.1 billion decreased by 25 basis points, reducing the Company’s interest expense by approximately $8 million on an annualized basis (approximately $7 million in 2022) as a result of the S&P upgrade. However, these senior notes will remain subject to the interest rate adjustment of 25 basis points resulting from the 2020 debt rating downgrade by Moody’s, which has an annualized impact on interest expense of approximately $8 million. Furthermore, the Company may be required to pay higher interest rates in future financings, and its potential pool of investors and funding sources could decrease, as a result of any future downgrades.

On February 14, 2023, Fitch Ratings downgraded the Company’s debt rating to “BB”. This downgrade does not impact the interest rates on any of the Company's senior notes.

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

Fair Value Hedges

At December 31, 2022, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.26 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro- denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into two cross-currency swaps with notional amounts of $500 million each, one maturing in September 2027 and the other in September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2022, 2021 and 2020, the Company recognized income of $31 million, $16 million and $14 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) (“AOCL”) until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2022, the Company had approximately $379 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2022, the Company had approximately $926 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2023. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, 2022 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(4)
Fair value hedges:
Interest rate swaps	(30)
Net investment hedges:
Cross-currency swaps	(2)
Derivatives not designated as effective hedges:
Foreign currency contracts	9
Total	$(27)
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2022, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2022. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (1)	$5,441	$621	$748	$2,485	$1,587
Interest on debt (2)	2,020	257	484	303	976
Lease obligations (3)	723	145	219	143	216
Purchase obligations (4)	1,227	436	249	127	415
Tax obligations (5)	63	28	35	—	—
Total (6)	$9,474	$1,487	$1,735	$3,058	$3,194

(1)Amounts represent contractual obligations based on the earliest date that the obligation may become due, including finance leases, excluding interest, based on borrowings outstanding at December 31, 2022. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.
(2)Amounts represent estimated interest payable on borrowings outstanding at December 31, 2022, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect at December 31, 2022. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.
(3)Amounts represent lease liabilities on operating leases at December 31, 2022. See Footnote 13 of the Notes to Consolidated Financial Statements.
(4)Primarily consists of purchase commitments with suppliers entered into at December 31, 2022, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)Represents the future cash payments related to 2017 Tax Reform, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings.
(6)Total does not include contractual obligations reported on the December 31, 2022 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $476 million in unrecognized tax benefits at December 31, 2022, is excluded from the preceding table. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2022, the Company had approximately $44 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2022, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. The Company’s most critical accounting policies, which are those that have or are reasonably likely to have a material impact on its financial condition and results of operations, are described below.

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied or at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, which is also when control is transferred. The Company’s primary performance obligation is the sale and distribution of its consumer and commercial products to its customers.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2022, the carrying values for total goodwill and indefinite-lived intangible assets were $3.3 billion and $1.9 billion, respectively.

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

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting its latest projections which included, among other things, the impact of significant input cost inflation for commodities, primarily resin, sourced finished goods transportation and labor on its operations at the time the Company performed its impairment testing.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information associated with non-cash goodwill impairment charges resulting from its annual test and triggering events during 2022.

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

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information associated with non-cash indefinite-lived intangibles impairment charges resulting from its annual test and triggering events during 2022.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2022 and 2021.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: global equities approximately 10% to 30%; fixed income approximately 70% to 90%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2022. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2022, the domestic plan assets were allocated as follows: Equities: approximately 19% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 81%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2022, 2021 and 2020, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $(220) million, $48 million and $178 million, respectively, versus an expected return on plan assets of approximately $47 million, $51 million and $59 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2023 are estimated to be approximately $18 million, as compared to the 2022 contributions of approximately $17 million.

The weighted average expected return on plan assets assumption for 2022 was approximately 3.5% for the Company’s pension plans. The weighted average discount rate at the 2022 measurement date used to measure the pension and postretirement benefit obligations was approximately 4.9% and 5.1%, respectively. A 25 basis points decrease in the discount rate at the 2022 measurement date would increase the pension plans’ projected benefit obligation by approximately $33 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At December 31, 2022, the current weighted average healthcare cost trend rate assumption was approximately 6.7%. The current healthcare cost trend rate is assumed to gradually decrease to an ultimate healthcare cost trend rate of 4.5%. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.
International Operations

The Company’s non-U.S. businesses accounted for approximately 35% of net sales for 2022 and 2021, and 33% for 2020 (see Footnote 17 of the Notes to Consolidated Financial Statements).

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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 18 of the Notes to Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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
•the Company's ability to effectively execute its turnaround plan, including Project Ovid and Project Phoenix;
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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2022, approximately $1.7 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $3.7 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2022, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $17 million and decrease the fair value of debt by approximately $161 million.

While the Company transacts business principally in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian Dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2022, approximately 35% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 9%; British Pound, approximately 5% and Canadian Dollar, approximately 4%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing after the signature pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed the manner in which it accounts for inventories in 2022.

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

Interim and Annual Impairment Assessments - Goodwill and Certain Indefinite-Lived Intangible Assets

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill and indefinite-lived intangible assets balances were $3.3 billion and $1.7 billion, respectively, as of December 31, 2022. These assets are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. In 2022, management used a quantitative approach, which involves comparing the fair value of these assets to their carrying values. For goodwill, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. During the third quarter of 2022, a triggering event occurred for the Home Fragrance reporting unit and certain indefinite-lived tradenames, resulting in the Company recording non-cash impairment charges of $108 million and $40 million to goodwill and indefinite-lived intangible assets, respectively. During the fourth quarter of 2022, in conjunction with management’s annual impairment testing, the Company recorded non-cash impairment charges of $56 million to goodwill in the Home Fragrance reporting unit and $270 million to certain indefinite-lived tradenames. Fair value is estimated by management using the discounted cash flow method for goodwill and either the relief from royalty method or the excess earnings method for indefinite-lived intangible assets. Management’s impairment assessments require significant use of judgment and assumptions such as (i) the estimation of future cash flows, business growth rates and discount rates for goodwill, (ii) the cash flow projections, royalty rates and discount rates under the relief from royalty method for indefinite-lived intangible assets, and (iii) the cash flow projections, discount rates, and contributory asset charges under the excess earnings method for indefinite-lived intangible assets.

The principal considerations for our determination that performing procedures relating to the interim and annual impairment assessments of goodwill and certain indefinite-lived intangible assets is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units and indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the estimation of future cash flows, business growth rates, and discount rates for goodwill, (b) the cash flow projections, royalty rates, and discount rates under the relief from royalty method for certain indefinite-lived intangible assets, and (c) the cash flow projections, discount rates, and contributory asset charges under the excess earnings method for certain indefinite-lived intangible assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived intangible assets, including controls over the valuation of the Company’s reporting units and certain indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting units and certain indefinite-lived intangible assets; (ii) evaluating the appropriateness of the discounted cash flow method, relief from royalty method, and excess earnings method; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the (a) estimation of future cash flows, business growth rates, and discount rates for goodwill, (b) the cash flow projections, royalty rates, and discount rates under the relief from royalty method for certain indefinite-lived intangible assets, and (c) the cash flow projections, discount rates, and contributory asset charges under the excess earnings method for certain indefinite-lived intangible assets. Evaluating management’s assumptions related to the estimation of future cash flows and business growth rates for goodwill and the cash flow projections for certain indefinite-lived intangible assets involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units and indefinite-lived intangible assets; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow method, relief from royalty method, and excess earnings method and (ii) the discount rates for goodwill and the discount rates, royalty rates, and contributory asset charges for certain indefinite-lived intangible assets.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 15, 2023

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2022	2021	2020
Net sales	$9,459	$10,589	$9,385
Cost of products sold	6,625	7,226	6,301
Gross profit	2,834	3,363	3,084
Selling, general and administrative expenses	2,033	2,274	2,189
Restructuring costs, net	15	16	21
Impairment of goodwill, intangibles and other assets	474	60	1,503
Operating income (loss)	312	1,013	(629)
Non-operating expenses:
Interest expense, net	235	256	274
Loss on extinguishment of debt	1	5	20
Other (income) expense, net	(81)	(8)	78
Income (loss) before income taxes	157	760	(1,001)
Income tax provision (benefit)	(40)	138	(235)
Net income (loss)	$197	$622	$(766)

Weighted average common shares outstanding:
Basic	415.7	425.3	424.1
Diluted	417.4	428.0	424.1
Earnings (loss) per share:
Basic	$0.47	$1.46	$(1.81)
Diluted	$0.47	$1.45	$(1.81)
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

Year Ended December 31,	2022	2021	2020
Comprehensive income (loss):
Net income (loss)	$197	$622	$(766)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(113)	(94)	(2)
Unrecognized pension and postretirement costs	(17)	64	43
Derivative financial instruments	1	28	(1)
Total other comprehensive income (loss), net of tax	(129)	(2)	40
Comprehensive income (loss)	68	620	(726)
Total comprehensive income (loss) attributable to noncontrolling interests	—	2	(4)
Total comprehensive income (loss) attributable to parent	$68	$618	$(722)
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2022	2021
Assets:
Cash and cash equivalents	$287	$440
Accounts receivable, net	1,250	1,500
Inventories	2,203	2,087
Prepaid expenses and other current assets	312	325
Total current assets	4,052	4,352
Property, plant and equipment, net	1,184	1,204
Operating lease assets	578	558
Goodwill	3,298	3,504
Other intangible assets, net	2,649	3,370
Deferred income taxes	810	814
Other assets	691	467
Total assets	$13,262	$14,269
Liabilities:
Accounts payable	$1,062	$1,680
Accrued compensation	123	270
Other accrued liabilities	1,272	1,364
Short-term debt and current portion of long-term debt	621	3
Total current liabilities	3,078	3,317
Long-term debt	4,756	4,883
Deferred income taxes	520	428
Operating lease liabilities	512	500
Other noncurrent liabilities	877	983
Total liabilities	9,743	10,111
Commitments and contingencies (Footnote 18)
Stockholders' equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2022 and 2021)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 438.6 shares and 450.0 shares issued at December 31, 2022 and 2021, respectively)	439	450
Treasury stock, at cost (25.0 and 24.5 shares at December 31, 2022 and 2021, respectively)	(623)	(609)
Additional paid-in capital	7,052	7,734
Retained deficit	(2,338)	(2,535)
Accumulated other comprehensive loss	(1,011)	(882)
Total stockholders' equity	3,519	4,158
Total liabilities and stockholders' equity	$13,262	$14,269
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$197	$622	$(766)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	296	325	357
Impairment of goodwill, intangibles and other assets	474	60	1,503
(Gain) loss from sale of businesses, net	(136)	(4)	9
Deferred income taxes	97	(24)	(260)
Stock based compensation expense	12	52	41
Pension settlement charge	—	—	53
Loss on extinguishment of debt	1	5	20
Other, net	2	(2)	1
Changes in operating accounts excluding the effects of divestitures:
Accounts receivable	130	130	168
Inventories	(276)	(463)	(34)
Accounts payable	(536)	177	415
Accrued liabilities and other	(533)	6	(75)
Net cash provided by (used in) operating activities	(272)	884	1,432
Cash flows from investing activities:
Proceeds from sale of divested businesses	617	—	16
Capital expenditures	(312)	(289)	(259)
Other investing activities	38	21	15
Net cash provided by (used in) investing activities	343	(268)	(228)
Cash flows from financing activities:
Proceeds from (payments of) short-term debt, net	619	—	(26)
Net proceeds from issuance of debt	989	—	491
Payments on current portion of long-term debt	(1,091)	(698)	(305)
Payments on long-term debt	—	(6)	(320)
Debt extinguishment costs	—	(5)	(18)
Repurchase of shares of common stock	(325)	—	—
Cash dividends	(385)	(394)	(392)
Acquisition of noncontrolling interests	—	(28)	—
Equity compensation activity and other, net	(39)	(12)	11
Net cash used in financing activities	(232)	(1,143)	(559)
Exchange rate effect on cash, cash equivalents and restricted cash	(13)	(17)	5
Increase (decrease) in cash, cash equivalents and restricted cash	(174)	(544)	650
Cash, cash equivalents and restricted cash at beginning of period	477	1,021	371
Cash, cash equivalents and restricted cash at end of period	$303	$477	$1,021
Supplemental disclosures:
Restricted cash at beginning of period	$37	$40	$22
Restricted cash at end of period	16	37	40
Cash paid for income taxes, net of refunds	172	165	106
Cash paid for interest	244	271	281
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity Attributable to Parent	Non- controlling Interests	Total Stockholders' Equity
Balance at December 31, 2019	$447	$(590)	$8,430	$(2,404)	$(920)	$4,963	$33	$4,996
Impact of change in inventory accounting method	—	—	—	13	—	13	—	13
Balance at January 1, 2020	$447	$(590)	$8,430	$(2,391)	$(920)	$4,976	$33	$5,009
Comprehensive income (loss)	—	—	—	(766)	45	(721)	(5)	(726)
Dividends declared on common stock - $0.92 per share	—	—	(392)	—	—	(392)	—	(392)
Equity compensation, net of tax	1	(8)	40	—	—	33	—	33
Portion of net loss attributable to noncontrolling interests	—	—	—	—	(5)	(5)	1	(4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2020	$448	$(598)	$8,078	$(3,157)	$(880)	$3,891	$26	$3,917
Comprehensive income (loss)	—	—	—	622	(2)	620	—	620
Dividends declared on common stock - $0.92 per share	—	—	(397)	—	—	(397)	—	(397)
Equity compensation, net of tax	2	(11)	53	—	—	44	—	44
Acquisition of noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Portion of net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158	$—	$4,158
Comprehensive income (loss)	—	—	—	197	(129)	68	—	68
Dividends declared on common stock - $0.92 per share	—	—	(380)	—	—	(380)	—	(380)
Equity compensation, net of tax	2	(14)	11	—	—	(1)	—	(1)
Common stock purchased and retired	(13)	—	(312)	—	—	(325)	—	(325)
Other	—	—	(1)	—	—	(1)	—	(1)
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519	$—	$3,519

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

The preparation of these consolidated financial statements requires the use of certain estimates and assumptions by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Significant estimates in these Consolidated Financial Statements include restructuring charges, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies (including legal, environmental and product liability reserves), net realizable value of inventories, estimated contract revenue and related variable consideration, capitalized software costs, income taxes, uncertain tax provisions, tax valuation allowances, and pension and postretirement employee benefit liabilities and expenses. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the first quarter of 2022, the Company sold its Connected Home & Security (“CH&S”) business unit to Resideo Technologies, Inc. See Footnotes 2 and 17 for more information.

During the fourth quarter of 2022, the Company elected to change its method of accounting for certain inventory in the U.S. from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. All prior periods presented have been retrospectively adjusted to apply the new method of accounting. See Footnotes 5 and 19 for more information.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company's consolidated financial statements requires the pervasive use of estimates and assumptions. The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by the indirect macroeconomic impact of the Russia-Ukraine conflict, is also experiencing additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. While all of the Company's segments have been negatively impacted to varying degrees by the softening global demand, the Home Appliances and Home Solutions segments have been the most impacted. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail landscape and negatively impacted the Company’s operating results, cash flows and financial condition in 2022 and are expected to persist into 2023. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the fourth quarter of 2022, in conjunction with the Company's annual impairment testing, the Company recorded a non-cash impairment charge to write-off the remaining $56 million of goodwill for its Home Fragrance reporting unit, in the Home Solutions segment, as the carrying value exceeded its fair value. The Company also recorded an aggregate impairment charge of $270 million related to certain tradenames in the Home Solutions and Learning and Development segments, as the carrying values exceeded their fair values. A quantitative impairment test was also performed for the Company's long-lived assets resulting in no impairment.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for its Home Fragrance reporting unit, an indefinite-lived tradename in the Home Solutions segment, an indefinite-lived tradename in the Home Appliances segment, and two indefinite-lived tradenames in the Learning and Development segment. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill, and the indefinite-lived tradenames in the Home Appliances and Learning and Development segments noted above were impaired, which resulted in the Company recording an aggregate non-cash impairment charge of $148 million during the quarter, as the carrying values exceeded their fair values. A quantitative impairment test was also performed for the indefinite-lived tradename and long-lived assets in the Home Fragrance reporting unit resulting in no impairment.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied or at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, which is also when control is transferred. The Company’s primary performance obligation is the distribution and sales of its consumer and commercial products to its customers. In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

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

Sales of Accounts Receivable

Factored receivables at December 31, 2022 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $420 million, a decrease of approximately $80 million from December 31, 2021. During the second quarter of 2022, the Company amended the Customer Receivables Purchase Agreement to (i) increase the amount of certain customer receivables that may be sold under the agreement, (ii) add new customers to the agreement and (iii) change the reference rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations and collections of accounts receivable not yet submitted to the financial institution as a financing cash flow.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses (“SG&A”) and totaled $387 million, $407 million and $362 million in 2022, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to SG&A as incurred. These costs totaled $140 million, $153 million and $144 million in 2022, 2021 and 2020, respectively.

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

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company does not expect the adoption of ASU 2022-04 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. This ASU was further updated with the issuance of ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which extends the sunset date of the guidance. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

Footnote 2 — Divestiture Activity

2022

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, during the year ended December 31, 2022, the Company recorded a pre-tax gain of $136 million, which was included in other (income) expense, net in Consolidated Statements of Operations.

2020

On August 31, 2020, the Company divested the foam board product line in its Learning and Development segment. As a result, the Company recorded a pre-tax loss of $8 million, which is included in other (income) expense, net in the Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”), net of tax, as of and for the years ended December 31, 2022 and 2021 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Cost	Derivative Financial Instruments	AOCL
Balance at December 31, 2020	$(481)	$(356)	$(43)	$(880)
Other comprehensive income (loss) before reclassifications	(94)	46	11	(37)
Amounts reclassified to earnings	—	18	17	35
Net current period other comprehensive income (loss)	(94)	64	28	(2)
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Other comprehensive income (loss) before reclassifications	(119)	(25)	20	(124)
Amounts reclassified to earnings	6	8	(19)	(5)
Net current period other comprehensive income (loss)	(113)	(17)	1	(129)
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pre-tax (income) expense of (in millions):

	2022	2021	2020
Cumulative translation adjustment (1)	$6	$—	$—
Pension and postretirement benefit plans (2)	13	23	72
Derivative financial instruments (3)	(21)	23	(6)
(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2022	2021	2020
Foreign currency translation adjustments	$2	$20	$(28)
Unrecognized pension and postretirement costs	(10)	20	23
Derivative financial instruments	1	9	(1)
Income tax provision (benefit) related to AOCL	$(7)	$49	$(6)

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

Restructuring costs incurred by reportable business segment for all restructuring activities for the years ended December 31, are as follows (in millions):

	2022	2021	2020
Commercial Solutions	$1	$4	$4
Home Appliances	1	4	1
Home Solutions	3	3	10
Learning and Development	4	1	3
Outdoor and Recreation	5	3	2
Corporate	1	1	1
	$15	$16	$21
Accrued restructuring costs activity for the year ended December 31, 2022 are as follows (in millions):

	Balance at December 31, 2021	Restructuring Costs, Net	Payments	Balance at December 31, 2022
Severance and termination costs	$8	$13	$(14)	$7
Contract termination and other costs	2	2	(4)	—
	$10	$15	$(18)	$7
Accrued restructuring costs activity for the year ended December 31, 2021 are as follows (in millions):

	Balance at December 31, 2020	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2021
Severance and termination costs	$7	$13	$(12)	$—	$8
Contract termination and other costs	4	3	(4)	(1)	2
	$11	$16	$(16)	$(1)	$10

2020 Restructuring Plan

The Company’s 2020 restructuring program, which was substantially complete at the end of 2021, was designed to reduce overhead costs, streamline certain underperforming operations and improve future profitability. The restructuring costs, which impacted all segments, include employee-related costs, including severance and other termination benefits. In connection with the 2020 restructuring program, the Company incurred cumulative charges of $29 million since inception, $10 million and $19 million for the years ended December 31, 2021 and 2020, respectively.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. Restructuring-related costs are recorded in cost of products sold and SG&A in the Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the years ended December 31, 2022, 2021 and 2020, the Company recorded other restructuring charges of $15 million, $6 million and $2 million, respectively.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that is intended to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. Project Phoenix is expected to be substantially implemented by the end of 2023 and incorporates a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company commenced reducing headcount in the first quarter 2023, with most of these actions expected to be completed by the end of 2023, subject to local law and consultation requirements.

The Company estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix, substantially all of which are expected to be incurred by the end of fiscal 2023. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. The Company expects approximately $95 million to $120 million of the total aggregate charges will be cash expenditures. No charges associated with Project Phoenix were recorded in 2022.

Footnote 5 — Inventories

Inventories are stated at the lower of cost or net realizable value. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party.

The components of inventories were as follows at December 31, (in millions):

	2022	2021
Raw materials and supplies	$285	$310
Work-in-process	218	167
Finished products	1,700	1,610
	$2,203	$2,087

During the fourth quarter of 2022, the Company elected to change its method of accounting for certain inventory in the U.S. from LIFO to FIFO. The change to FIFO is preferable because it conforms the Company's entire inventory to a single method of accounting and improves comparability with the Company's peers. The Company applied this change in inventory costing method by retrospectively adjusting its historical financial statements. The following historical financial statement line items within the accompanying financial statements were adjusted as a result of the retrospective application of the change in inventory costing method (in millions, except per share data):

	For the year ended December 31, 2022			For the year ended December 31, 2021			For the year ended December 31, 2020
	As Computed	Impact of		As Reported	Impact of		As Reported	Impact of
	Under LIFO	Change to FIFO	As Reported	Under LIFO	Change to FIFO	As Adjusted	Under LIFO	Change to FIFO	As Adjusted
Consolidated Statement of Operations
Net sales	$9,459	$—	$9,459	$10,589	$—	$10,589	$9,385	$—	$9,385
Cost of sales	6,637	(12)	6,625	7,293	(67)	7,226	6,306	(5)	6,301
Operating income (loss)	300	12	312	946	67	1,013	(634)	5	(629)
Income (loss) before income taxes	145	12	157	693	67	760	(1,006)	5	(1,001)
Income tax expense (benefit)	(43)	3	(40)	121	17	138	(236)	1	(235)
Net income (loss)	$188	$9	$197	$572	$50	$622	$(770)	$4	$(766)

Weighted average common shares outstanding:
Basic	415.7		415.7	425.3		425.3	424.1		424.1
Diluted	417.4		417.4	428.0		428.0	424.1		424.1

Earnings (loss) per share:
Basic	$0.45	$0.02	$0.47	$1.34	$0.12	$1.46	$(1.82)	$0.01	$(1.81)
Diluted	$0.45	$0.02	$0.47	$1.34	$0.11	$1.45	$(1.82)	$0.01	$(1.81)

Consolidated Statement of Comprehensive Income (Loss)
Net income (loss)	$188	$9	$197	$572	$50	$622	$(770)	$4	$(766)
Total other comprehensive income (loss), net of tax	(129)	—	(129)	(2)	—	(2)	40	—	40
Comprehensive income (loss) including noncontrolling interests	59	9	68	570	50	620	(730)	4	(726)
Less:Total comprehensive income (loss) attributable to noncontrolling interests	—	—	—	2	—	2	(4)	—	(4)
Total comprehensive income (loss) attributable to parent	$59	$9	$68	$568	$50	$618	$(726)	$4	$(722)

Consolidated Statement of Cash Flows
Net income (loss)	$188	$9	$197	$572	$50	$622	$(770)	$4	$(766)
Deferred income taxes	94	3	97	(41)	17	(24)	(261)	1	(260)
Inventories	(264)	(12)	(276)	(396)	(67)	(463)	(29)	(5)	(34)

	December 31, 2022			December 31, 2021
	As Computed	Impact of		As Reported	Impact of
	Under LIFO	Change to FIFO	As Reported	Under LIFO	Change to FIFO	As Adjusted
Consolidated Balance Sheets
Inventories	$2,101	$102	$2,203	$1,997	$90	$2,087
Deferred income taxes, net	316	(26)	290	409	(23)	386
Retained deficit*	(2,414)	76	(2,338)	(2,602)	67	(2,535)

* The impact to the opening retained deficit balance at January 1, 2020 was a reduction to retained deficit of $13 million.

See Footnote 19 for the retrospective application of the change in inventory costing method to the unaudited quarterly reporting periods in 2022 and 2021.

Footnote 6 — Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2022	2021
Land	$76	$82
Buildings and improvements	648	678
Machinery and equipment	2,349	2,387
	3,073	3,147
Less: Accumulated depreciation	(1,889)	(1,943)
	$1,184	$1,204

Depreciation expense was $196 million, $205 million and $200 million in 2022, 2021 and 2020, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2022 and 2021 (in millions):

				December 31, 2022
Segments:	Net Book Value at December 31, 2021	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Commercial Solutions	$747	$—	$—	$916	$(169)	$747
Home Appliances	—	—	—	569	(569)	—
Home Solutions	164	(164)	—	2,567	(2,567)	—
Learning and Development	2,593	—	(42)	3,397	(846)	2,551
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,504	$(164)	$(42)	$8,237	$(4,939)	$3,298

During the fourth quarter of 2022, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge to write-off the remaining $56 million of goodwill for its Home Fragrance reporting unit, in the Home Solutions segment as the carrying value exceeded its fair value. This impairment reflected a further downward revision to the forecasted cash flows used in connection with the third quarter triggering event assessment, driven by inflationary pressures which continue to impact discretionary spending behavior of consumers at higher rates than previously expected. The Baby reporting unit in the Learning and Development segment had a fair value within 10% of its associated carrying value. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value to this reporting unit would have resulted in an impairment charge of approximately $120 million against its goodwill carrying value of $653 million.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for its Home Fragrance reporting unit, in the Home Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill was impaired. During the third quarter of 2022 the Company recorded a non-cash impairment charge of $108 million, as the carrying value of the reporting unit exceeded its fair value.

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

The impairment charges for indefinite-lived tradenames were recorded in the Company’s reporting segments as follows for the years ended December 31, (in millions):

	2022 (1)	2021 (2)	2020 (3)
Impairment of indefinite-lived tradenames
Commercial Solutions	$—	$29	$320
Home Appliances	15	—	87
Home Solutions	265	—	290
Learning and Development	30	31	100
Outdoor and Recreation	—	—	482
	$310	$60	$1,279

(1)During the fourth quarter of 2022, in conjunction with its annual impairment testing, the Company recorded aggregate non-cash impairment charges of $270 million associated with two tradenames in the Home Solutions segment and one tradename in the Learning and Development segment, as the carrying values exceeded their fair values. The decline in fair values for one tradename in the Home Solutions segment and the tradename in the Learning and Development segment reflected a further downward revision to the forecasted cash flows used in connection with the third quarter triggering event assessment, driven by inflationary pressures which are impacting discretionary spending behavior of consumers at higher rates than previously expected, including higher than expected overhead costs. The decline in fair value for the remaining tradename in the Home Solutions segment reflected a change in management's assumptions, including the timing of a labor shortage recovery in a certain international market, which negatively impacted the long-term profitability estimates used to develop the forecasted cash flow projections for the annual impairment test. During the third quarter of 2022, the Company concluded that a triggering event had occurred for one indefinite-lived tradename in each of the Home Appliances and Home Solutions segments, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company also concluded that a triggering event had occurred for two indefinite-lived tradenames in the Learning and Development segment, as a result of rising interest rates and inflationary pressures. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home Appliances segment and two indefinite-lived tradenames in the Learning and Development segment were impaired. During the third quarter of 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values of these tradenames exceeded their fair values.
(2)During the fourth quarter of 2021, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charges of $60 million associated with tradenames in the Commercial Solution and Learning and Development segments, as the carrying values exceeded their fair values, reflecting a downward revision of future expected cash flows, which include the impact of the COVID-19 global pandemic.
(3)During the fourth quarter of 2020, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $20 million associated with a tradename in the Learning and Development segment, as its carrying value exceeded its fair value. The impairment reflected a downward revision of forecasted results due to the impact of the delayed and limited re-opening of schools and offices as a result of the COVID-19 global pandemic, as well as the continued deterioration in sales for slime-related adhesive products. During the first quarter of 2020, as a result of the impairment testing performed in connection with COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in all of its operating segments were impaired and recorded non-cash impairment charges of $1.3 billion to reflect the impairment of these indefinite-lived tradenames because their carrying values exceeded their fair values.

One tradename in the Home Solutions segment had a fair value within 10% of its associated carrying values of $25 million. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value of this tradename would have resulted in an additional impairment charge of $2 million. In addition, one tradename in the Home Solutions segment, one tradename in the Learning and Development segment, and one tradename in the Outdoor and Recreation Segment had fair values within 10% of their associated carrying values of $68 million, $36 million, and $58 million, respectively. A hypothetical increase of 100 basis points in the discount rate used in the discounted cash flows to estimate fair values of these tradenames would have resulted in additional impairment charges of $7 million, $5 million, and $3 million, respectively.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2022 and 2021 (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life	$1,689	$—	$1,689	$2,219	$—	$2,219	N/A
Tradenames - other	160	(79)	81	159	(65)	94	2 - 15
Capitalized software	602	(481)	121	631	(495)	136	3 - 12
Patents and intellectual property	22	(17)	5	22	(14)	8	3 - 14
Customer relationships and distributor channels	1,072	(319)	753	1,216	(303)	913	3 - 30
	$3,545	$(896)	$2,649	$4,247	$(877)	$3,370

Amortization expense for intangible assets was $100 million, $120 million and $157 million in 2022, 2021 and 2020, respectively.

At December 31, 2022, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2023	$97
2024	89
2025	79
2026	68
2027	59
Thereafter	568

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2022	2021
Customer accruals	$636	$715
Operating lease liabilities	121	122
Accrued self-insurance liabilities, contingencies and warranty	99	125
Accrued marketing and freight expenses	73	59
Accrued interest expense	63	56
Accrued income taxes	53	43
Other	227	244
	$1,272	$1,364

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

Footnote 9 — Debt

The following is a summary of outstanding debt at December 31, (in millions):

	2022	2021
3.85% senior notes due 2023	$—	$1,086
4.00% senior notes due 2024	196	203
4.875% senior notes due 2025	496	494
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,978	1,975
6.375% senior notes due 2027	483	—
6.625% senior notes due 2029	481	—
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility	225	—
Commercial paper	359	—
Receivables facility	35	—
Other debt	2	6
Total debt	5,377	4,886
Short-term debt and current portion of long-term debt	(621)	(3)
Long-term debt	$4,756	$4,883

Senior Notes

On October 19, 2022, the Company redeemed its 3.85% senior notes due April 2023 (the “April 2023 Notes”) at a redemption price equal to 100.002% of the outstanding aggregate principal amount of the notes, plus accrued and unpaid interest to the date of the redemption. The total consideration was approximately $1.09 billion, and the Company recorded a debt extinguishment loss of $1 million.

On September 14, 2022, the Company completed a registered public offering of $500 million principal amount of 6.375% senior notes that mature in September 2027 (the “September 2027 Notes”) and $500 million principal amount of 6.625% senior notes that mature in September 2029 (the “September 2029 Notes”). The Company received proceeds of approximately $989 million, net of fees and expenses paid. The September 2027 Notes and the September 2029 Notes are subject to similar restrictive and financial covenants as the Company's existing senior notes, however, they are not subject to the interest rate adjustment or coupon step up provisions of certain other notes described below. The September 2027 Notes and the September 2029 Notes are redeemable in whole or in part, at the option of the Company (i) at any time prior to three months before the stated maturity dates at a redemption price equal to or greater of (a) the principal amount of the notes being redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis, plus the applicable make-whole amount of 50 basis points, plus in each case, accrued and unpaid interest on the notes being redeemed to, but not including, the redemption date; or (ii) at any time on or after three months prior to respective maturity dates, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest to the redemption dates. The Company used the net proceeds from the September 2027 and September 2029 Notes, together with available cash, to redeem the April 2023 Notes during the fourth quarter of 2022.

As a result of the debt ratings downgrades by S&P Global Inc. (“S&P”) and Moody’s Corporation (“Moody’s”) in 2019 and 2020, respectively, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion were subject to an interest rate adjustment of 25 basis points for each downgrade, totaling 50 basis points. In addition, the Company’s ability to borrow from the commercial paper market on terms it deemed acceptable or favorable was eliminated and its cost of borrowing increased. The Company’s ability to borrow under the Credit Revolver was not affected by the downgrades. On February 11, 2022, S&P upgraded the Company’s debt rating to “BBB-” from “BB+”. Since the S&P upgrade, the Company has been in a position to access the commercial paper market. The Company can currently issue commercial paper up to a maximum of $1.5 billion, provided there is a sufficient amount available for borrowing under the Credit Revolver (defined hereafter). In addition, the interest rate on the relevant senior notes decreased by 25 basis points, reducing the Company’s interest expense by approximately $8 million on an annualized basis (approximately $7 million impact in 2022). However, certain of the Company’s outstanding senior notes aggregating to approximately $3.1 billion are still subject to an interest rate adjustment of 25 basis points in connection with the Moody’s downgrade of the Company's debt rating in 2020.

On February 14, 2023, Fitch Ratings downgraded the Company’s debt rating to “BB”. This downgrade does not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). During the second quarter of 2022, the Company amended the Securitization Facility. This amendment (i) reduced the aggregate commitment under the Securitization Facility to $375 million from $600 million, (ii) extended its maturity by one year to October 2023 and (iii) changed the reference rate under the Securitization Facility from LIBOR to SOFR. The Securitization Facility bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At December 31, 2022, the Company had $35 million outstanding under the Securitization Facility.

Revolving Credit Facility

On August 31, 2022, the Company entered into a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. The Credit Revolver refinanced the Company’s previous $1.25 billion senior unsecured revolving credit facility that was scheduled to mature in December 2023.

Under the Credit Revolver, the Company may borrow funds on a variety of interest rate terms. The Credit Revolver provides committed back-up liquidity for the issuance of commercial paper, in each case, to the extent there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2022, the Company has $225 million of outstanding borrowings under the Credit Revolver and $359 million in commercial paper borrowings.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2022, the Company had approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.25 billion. The Company was in compliance with all of its debt covenants at December 31, 2022.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2022 and thereafter are as follows (in millions):

2023	2024	2025	2026	2027	Thereafter	Total
$621	$201	$547	$1,985	$500	$1,587	$5,441

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

The weighted average interest rates for total debt in 2022 and 2021 were approximately 4.3% and 4.7%, respectively. The weighted average interest rate for short term debt in 2022 was approximately 4.0%.

At December 31, 2022 and 2021, unamortized deferred debt issue costs were $30 million and $24 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2022		2021
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,511	$4,756	$5,477	$4,880

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

Fair Value Hedges

At December 31, 2022, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.26 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro- denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into two cross-currency swaps with notional amounts of $500 million each, one maturing in September 2027 and the other in September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2022, 2021 and 2020, the Company recognized income of $31 million, $16 million and $14 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item.

At December 31, 2022, the Company had approximately $379 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2022, the Company had approximately $926 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through August 2023. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2022	2021
	Balance Sheet Location	Assets (Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges:
Foreign currency contracts	Prepaid expenses and other current assets	$5	$12
Foreign currency contracts	Other accrued liabilities	(9)	(2)
Fair Value Hedges:
Interest rate swaps	Other assets	—	3
Interest rate swaps	Other accrued liabilities	(14)	—
Interest rate swaps	Other noncurrent liabilities	(16)	—
Net Investment Hedges:
Cross-currency swaps	Prepaid expenses and other current assets	28	18
Cross-currency swaps	Other assets	45	—
Cross-currency swaps	Other noncurrent liabilities	(75)	(41)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	19	7
Foreign currency contracts	Other accrued liabilities	(10)	(14)
Total		$(27)	$(17)

The Company recognized income (expense) of $(13) million, $13 million and $(9) million in other (income) expense, net, during 2022, 2021 and 2020, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are generally offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pre-tax gain and (loss) activity for 2022, 2021 and 2020 related to derivative financial instruments designated as effective hedges:

	2022		2021		2020
	Gain/(Loss)		Gain/(Loss)		Gain/(Loss)
(in millions)	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income
Interest rate swaps (2)	$—	$(6)	$—	$(6)	$—	$(7)
Foreign currency contracts (3)	24	27	14	(17)	4	13
Cross-currency swaps (4)	21	—	69	—	(92)	—
Total	$45	$21	$83	$(23)	$(88)	$6

(1)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(2)Portion reclassified from AOCL to income recognized in interest expense, net.
(3)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(4)Portion reclassified from AOCL to income recognized in other (income) expense, net.
At December 31, 2022, deferred net gains of approximately $10 million within AOCL are expected to be reclassified to earnings over the next twelve months.

Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to AOCL. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2022, 2021 and 2020 were $41 million, $5 million and $14 million, respectively.

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Over funded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) expense, net in the Consolidated Income Statement. In 2023, the amount of AOCL expected to be recognized in pension and postretirement benefit (income) expense is an expense of $6 million and an income of $6 million, respectively.

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

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $298 million. At December 31, 2022 and 2021, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $141 million and $142 million, respectively, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included as investing activities in the Consolidated Statements of Cash Flows. The projected benefit obligation was $81 million and $109 million at December 31, 2022 and 2021, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the Company's contributory 401(k) plans were $37 million, $36 million and $35 million for 2022, 2021 and 2020, respectively.
U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans, resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations to covered participants. The Company anticipates the “buy-out” for the plan to be completed in 2023. The non-cash settlement charge associated with the transaction is expected to be approximately £50 million to £70 million.

U.S. Defined Benefit Plan Partial Buyout

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

Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	United States		International
Change in benefit obligation:	2022	2021	2022	2021	2022	2021
Benefit obligation at beginning of year	$1,238	$1,357	$623	$668	$41	$51
Service cost	—	—	4	4	—	—
Interest cost	25	20	8	6	1	1
Actuarial (gain) loss	(247)	(53)	(137)	(14)	(8)	(7)
Amendments	—	—	—	1	—	—
Currency translation	—	—	(56)	(16)	—	—
Benefits paid	(80)	(86)	(23)	(25)	(4)	(4)
Acquisitions and dispositions, net	—	—	—	—	—	—
Curtailments, settlements and other	—	—	(2)	(1)	—	—
Benefit obligation at end of year (1)	$936	$1,238	$417	$623	$30	$41
Change in plan assets:
Fair value of plan assets at beginning of year	1,133	1,161	595	627	—	—
Actual return on plan assets	(220)	48	(166)	(7)	—	—
Contributions	10	10	7	10	4	4
Currency translation	—	—	(57)	(9)	—	—
Benefits paid	(80)	(86)	(23)	(25)	(4)	(4)
Settlements and other	—	—	(2)	(1)	—	—
Fair value of plan assets at end of year	$843	$1,133	$354	$595	$—	$—
Funded status at end of year	$(93)	$(105)	$(63)	$(28)	$(30)	$(41)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$7	$29	$23	$102	$—	$—
Accrued current benefit cost—other accrued liabilities	(11)	(11)	(4)	(4)	(4)	(5)
Accrued noncurrent benefit cost— other noncurrent liabilities	(89)	(123)	(82)	(126)	(26)	(36)
Net amount recognized	$(93)	$(105)	$(63)	$(28)	$(30)	$(41)
Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.20%	2.64%	4.07%	1.60%	5.11%	2.34%
Long-term rate of compensation increase	3.00%	3.00%	2.41%	2.25%	—%	—%
Current health care cost trend rates	—%	—%	—%	—%	6.65%	6.21%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.50%	4.50%
(1)The accumulated benefit obligation for all defined benefit pension plans was $1.4 billion and $1.9 billion at December 31, 2022 and 2021, respectively.

There are no plan assets associated with the Company’s postretirement benefit plans.

The current healthcare cost trend rate gradually declines through 2038 to the ultimate trend rate and remains level thereafter.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2022	2021
Projected benefit obligation	$311	$469
Fair value of plan assets	125	205
Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2022	2021
Accumulated benefit obligation	$303	$454
Fair value of plan assets	123	205

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$4	$4	$4
Interest cost	25	20	35	8	6	9
Expected return on plan assets	(47)	(51)	(59)	(6)	(3)	(6)
Amortization:
Prior service cost	—	—	—	1	1	1
Net actuarial loss	16	22	23	2	3	3
Curtailment, settlement and termination costs	—	—	52	—	—	1
Total (income) expense	$(6)	$(9)	$51	$9	$11	$12
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	2.64%	2.16%	3.06%	1.61%	1.22%	1.79%
Effective rate for interest on benefit obligations	2.13%	1.54%	2.65%	1.46%	0.92%	1.55%
Effective rate for service cost	2.94%	2.63%	3.43%	0.96%	0.71%	0.92%
Effective rate for interest on service cost	2.97%	2.61%	3.41%	0.78%	0.54%	0.75%
Long-term rate of return on plan assets	4.75%	5.25%	5.50%	1.06%	0.51%	1.08%
Long-term rate of compensation increase	3.00%	3.00%	3.00%	2.27%	2.18%	2.32%

	Postretirement Benefits
	2022	2021	2020
Interest cost	$1	$1	$1
Amortization:
Prior service credit	—	—	(2)
Net actuarial gain	(5)	(3)	(4)
Total income	$(4)	$(2)	$(5)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	2.34%	1.80%	2.80%
Effective rate for interest on benefit obligations	1.77%	1.18%	2.41%
Effective rate for service cost	1.98%	1.32%	2.52%
Effective rate for interest on service cost	1.67%	1.02%	2.27%

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part on plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 10% to 30%; fixed income approximately 70% to 90%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2022. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.
The composition of domestic pension plan assets at December 31, 2022 and 2021 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2022
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$158	$158
Fixed income securities and funds	369	—	—	369	303	672
Alternative investments	—	—	—	—	2	2
Cash and other	8	3	—	11	—	11
Total	$377	$3	$—	$380	$463	$843

	Plan Assets — Domestic Plans
	December 31, 2021
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$220	$220
Fixed income securities and funds	455	—	—	455	403	858
Alternative investments	—	—	—	—	22	22
Cash and other	19	13	1	33	—	33
Total	$474	$13	$1	$488	$645	$1,133

The composition of international pension plan assets at December 31, 2022 and 2021 is as follows (in millions):

	Plan Assets — International Plans
	December 31, 2022
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$3	$—	$6	$—	$6
Fixed income securities and funds	6	5	—	11	—	11
Cash and other	3	140	194	337	—	337
Total	$12	$148	$194	$354	$—	$354

	Plan Assets — International Plans
	December 31, 2021
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$4	$3	$—	$7	$—	$7
Fixed income securities and funds	314	4	—	318	—	318
Cash and other	22	240	8	270	—	270
Total	$340	$247	$8	$595	$—	$595
A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2022 and 2021 is as follows (in millions):

Total
Balance December 31, 2020	$10
Unrealized losses	(1)
Balance December 31, 2021	9
Unrealized losses	(101)
Purchases, sales, settlements and other, net	286
Balance December 31, 2022	$194
Contributions and Estimated Future Benefit Payments
During 2023, the Company expects to make cash contributions of approximately $15 million and $7 million to its domestic and international defined benefit plans, respectively.
Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows at December 31, 2022 (in millions):

	2023	2024	2025	2026	2027	Thereafter
Pension benefits	$110	$108	$107	$107	$106	$507
Postretirement benefits	4	4	4	4	3	11

Footnote 12 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2022	2021	2020
Domestic	$(698)	$(353)	$(923)
Foreign	855	1,113	(78)
Total	$157	$760	$(1,001)
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2022	2021	2020
Current:
Federal	$(245)	$48	$(50)
State	6	17	1
Foreign	102	97	74
Total current	(137)	162	25
Deferred:
Federal	163	(26)	(136)
State	(34)	(20)	(32)
Foreign	(32)	22	(92)
Total deferred	97	(24)	(260)
Total income tax provision (benefit)	$(40)	$138	$(235)
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	(14.8)	(0.5)	2.5
U.S. foreign inclusions and foreign tax credit (1)	(43.5)	3.6	3.7
Foreign rate differential	(47.2)	(11.6)	2.7
Change in uncertain tax positions	16.7	0.1	4.5
Change in valuation allowance reserve	(13.8)	(3.8)	2.9
Impairments	20.7	—	(4.4)
Sale of businesses	(21.2)	—	—
Capital loss	—	(2.1)	3.0
Reversal of outside basis difference	1.6	0.4	(5.2)
Non-deductible compensation	1.9	0.4	(1.2)
Other taxes	4.5	1.3	(0.9)
U.S. income inclusions on asset transfers	50.3	11.1	(6.9)
Foreign exchange	2.0	—	—
Other	(3.7)	(1.7)	1.8
Effective rate	(25.5)%	18.2%	23.5%
(1)The Company accounts for tax on global intangible low-taxed income (“GILTI”) as a period cost and the effects are included herein.

At December 31, 2022, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $6.0 billion. A portion of these earnings were subject to U.S. federal taxation with the one-time toll charge. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2022 and is recognizing deferred income taxes of approximately $8 million, primarily related to the future withholding tax effects of those unremitted foreign earnings. With respect to unremitted earnings of $6.0 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2022	2021
Deferred tax assets:
Accruals	$153	$156
Inventory	84	56
Pension and postretirement benefits	49	32
Net operating losses	295	330
Foreign tax credits	27	150
Capital loss carryforward	41	257
Operating lease liabilities	169	169
Other	180	158
Total gross deferred tax assets	998	1,308
Less valuation allowance	(148)	(186)
Net deferred tax assets after valuation allowance	850	1,122
Deferred tax liabilities:
Accelerated depreciation	(119)	(107)
Amortizable intangibles	(114)	(260)
Outside basis differences	(96)	(96)
Operating lease assets	(154)	(152)
U.S. foreign inclusion recapture	(6)	(62)
Other	(71)	(59)
Total gross deferred tax liabilities	(560)	(736)
Net deferred tax assets	$290	$386

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2022	2021
Noncurrent deferred tax assets	$810	$814
Noncurrent deferred tax liabilities	(520)	(428)
Total	$290	$386

At December 31, 2022, the Company has net operating losses (“NOLs”) of approximately $1.1 billion, comprised of $162 million in the U.S. and $941 million outside of the U.S. Approximately $886 million of these NOLs do not expire and approximately $217 million expire between 2023 and 2042. Additionally, approximately $15 million of U.S. federal NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these U.S. federal NOLs, approximately $12 million are not reflected in the consolidated financial statements and approximately $32 million were utilized in the current year. At December 31, 2022, the Company has approximately $1.4 billion of post-apportioned state NOLs, which expire between 2023 and 2042. Additionally, approximately $2 million of post-apportioned state NOLs are subject to varying limitations on their use under Section 382 of the Internal Revenue Code of 1986, as amended. Of these post-apportioned state NOLs, approximately $2 million are not reflected in the consolidated financial statements.

The majority of the U.S. foreign tax credits are recognized as a deferred tax asset at December 31, 2022 and were generated at December 31, 2018 and can be carried back one year and carried forward ten years. The Company has approximately $101 million of U.S. capital loss carryforwards of which approximately $16 million were generated at December 31, 2020, $85 million were generated at December 31, 2021, and can be carried back three years and carried forward five years. The Company has approximately $273 million of post-apportioned state capital loss of which $128 million was generated at December 31, 2018, $139 million was generated at December 31, 2020 and $6 million was generated at December 31, 2021. Of these post-apportioned state capital loss carryforwards, $100 million can be carried back three years and carried forward five years, and $172 million can be carried forward five years.

During the year ended December 31, 2022, the Company amended its 2017 U.S. federal income tax return to carryback foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020. The Company also paid $10 million of tax for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act due to the IRS (defined below) not yet processing the amended 2017 tax return. This resulted in an increase in noncurrent income tax receivable of approximately $271 million, a decrease in income taxes payable of approximately $95 million, and an increase in deferred tax liabilities of approximately $356 million.

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

At December 31, 2022, the Company has a valuation allowance recorded against certain deferred tax assets, primarily state and foreign NOLs and various income tax credits, which the Company believes do not meet the more likely than not threshold to be realized due to uncertainty of future taxable income within the applicable tax jurisdictions. A valuation allowance of $148 million and $186 million was recorded against certain deferred tax asset balances at December 31, 2022 and 2021, respectively. For 2022, the Company recorded a net valuation allowance decrease of $38 million, primarily related to NOLs in Brazil, China and Luxembourg, and other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2021, the Company recorded a net valuation allowance decrease of $27 million, primarily related to NOLs in the U.K. and Luxembourg and other miscellaneous changes in the U.S., state and non-U.S. valuation allowance related to ongoing operations.

The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2022	2021	2020
Unrecognized tax benefits, January 1,	$457	$452	$474
Increases (decreases):
Increases in tax positions for prior years	1	1	4
Decreases in tax positions for prior years	(3)	(4)	—
Increase in tax positions for the current period	44	23	40
Settlements with taxing authorities	(13)	(2)	—
Lapse of statute of limitations	(10)	(12)	(66)
Cumulative translation adjustments	—	(1)	—
Unrecognized tax benefits, December 31,	$476	$457	$452

If recognized, $412 million of unrecognized tax benefits at December 31, 2022, and $387 million at December 31, 2021, and 2020 would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2022, 2021, and 2020 the Company recognized income tax expense on interest and penalties of $5 million, $7 million and $5 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company anticipates approximately $6 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues, that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2019, as well as certain state and non-U.S. income tax returns for various years, are under examination.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2022. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company intends to vigorously defend its position. On April 4, 2022, in a case not involving the Company, the United States District Court for the District of Colorado granted the taxpayer's motion for summary judgment that the Temporary Regulations were not validly issued on the basis of improper promulgation. The Company is monitoring the impact of this decision and intends to continue to vigorously defend its position.

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

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2022	2021
Assets
Operating leases	Operating lease assets	$578	$558
Finance leases	Property, plant and equipment, net (1)	2	5
Total lease assets		$580	$563
Liabilities
Current
Operating leases	Other accrued liabilities	$121	$122
Finance leases	Short-term debt and current portion of long-term debt	1	3
Noncurrent
Operating leases	Operating lease liabilities	512	500
Finance leases	Long-term debt	1	2
Total lease liabilities		$635	$627
(1)Net of accumulated depreciation of $18 million and $16 million, respectively.

Components of lease expense for the years ended December 31, are as follows (in millions):

	2022	2021
Operating lease cost:
Operating lease cost (1)	$172	$166
Variable lease costs (2)	21	23
Finance lease cost
Amortization of leased assets	4	4
(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.
Remaining lease term and discount rates at December 31, are as follows:

	2022	2021
Weighted-average remaining lease term (years):
Operating leases	8	8
Finance leases	1	2
Weighted-average discount rate:
Operating leases	4.6%	3.4%
Finance leases	0.8%	3.6%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$163
Financing cash flows from finance leases	3	4

Right of use assets obtained in exchange for lease liabilities:
Operating leases	135	144

Maturities of lease liabilities at December 31, 2022, are as follows (in millions):

	Operating Leases	Finance Leases
2023	$145	$1
2024	121	1
2025	98	—
2026	80	—
2027	63	—
Thereafter	216	—
Total lease payments	723	2
Less: imputed interest	(90)	—
Present value of lease liabilities	$633	$2

Footnote 14 — Earnings Per Share

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2022	2021	2020
Basic weighted-average shares outstanding	415.7	425.3	424.1
Dilutive securities (1)	1.7	2.7	—
Diluted weighted-average shares outstanding	417.4	428.0	424.1
(1)For 2020, 1.1 million potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At December 31, 2022, there were 0.1 million potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At December 31, 2021 and 2020, there were no potentially dilutive restricted stock awards with performance-based targets that were not met.

For 2022, 2021 and 2020 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

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

The Company maintains a 2013 Incentive Plan and a 2022 Incentive Plan (collectively, the “Incentive Plans”), which allow for grants of stock-based awards. At December 31, 2022, there were approximately 51 million share-based awards collectively available for grant under the Incentive Plans. The 2013 Incentive Plan generally provides for stock-based awards to employees to vest over a minimum of three years, although some awards may vest earlier if granted to a new employee or if tied to the achievement of specified market or performance conditions, in which case such awards vest no earlier than one year from the date of grant. The 2022 Incentive Plan generally provides for stock-based awards to employees to vest no earlier than one year from the date of grant, subject to a de minimis exception. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

Stock Options

In years in which the Company has elected to grant stock options, it has issued them at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, death or disability, in which case the options may remain outstanding and exercisable for a specified period not to exceed the remaining contractual term of the option.
The following table summarizes the changes in the number of shares of common stock for 2022 (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4.8	$21
Granted	2.2	26
Exercised	(0.1)	21
Forfeited	(0.4)	24
Outstanding at December 31, 2022	6.5	$23	8.0	0

Options exercisable, end of year	2.7	$20	7.1	0

During 2022, the Company awarded 2.2 million time-based stock options with an aggregate grant date fair value of $14 million. These stock options entitle recipients to purchase shares of the Company's common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest in equal installments over a three-year period.

The weighted average assumptions used to determine the fair value of stock options granted for the years ended December 31, are as follows:

	2022	2021
Expected life in years	6	6
Risk-free interest rate	1.9%	0.8%
Expected volatility	42.0%	44.2%
Expected dividend yield	5.1%	5.1%

The total intrinsic value of options exercised was immaterial in 2022, $2 million in 2021 and immaterial in 2020.

Time-Based and Performance-Based Restricted Stock Units

Time-based restricted stock unit awards (“Time-Based RSUs”) represent the right to receive unrestricted shares of stock based on continued employment and are generally subject to forfeiture if employment terminates prior to vesting, except a termination for death, disability or retirement. Time-based RSU awards to employees generally cliff-vest in three years or vest ratably over three years from the date of grant. In the case of retirement (as defined in the award agreement), awards vest in part depending on the employee’s age and years of service.

Time-based RSUs have dividend equivalents credited to the recipient and are paid only to the extent the applicable service criteria is met and the time-based restricted stock units vest and the related stock is issued.

Performance-based restricted stock unit awards (“Performance-Based RSUs”) represent the right to receive unrestricted shares of stock based on continuous employment plus the achievement of Company performance objectives and/or individual performance goals established by the Compensation and Human Capital Committee of the Board of Directors. Such awards are generally subject to forfeiture if employment terminates prior to vesting, except a termination for death, disability or retirement.

The Performance-Based RSUs generally entitle recipients to shares of common stock if performance objectives are achieved, and typically vest no earlier than one year from the date of grant and primarily, no later than three years from the date of grant. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions. For restricted stock units with performance conditions that are based on stock price (“Stock-Price Based RSUs”), the grant date fair value of certain Stock-Price based RSUs is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. Performance-based RSUs are generally subject to forfeiture if employment terminates prior to vesting. In the case of retirement (as defined in the award agreement), awards vest in part depending on the employee’s age and years of service, subject to the satisfaction of the applicable performance criteria.

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2022 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	4.3	$22
Granted	1.9	26
Grant adjustment (1)	0.3	17
Vested	(1.5)	18
Forfeited	(0.5)	25
Outstanding at December 31, 2022	4.5	$24

Expected to vest at December 31, 2022	2.5	$24

(1)The Grant Adjustment primarily relates to an adjustment in the quantity of Stock-Price Based RSUs ultimately vested during 2022 that were dependent on the level of achievement of the specified performance conditions.

The weighted-average grant-date fair values of awards granted were $25 and $21 per share in 2021 and 2020, respectively. The fair values of awards that vested were $39 million, $32 million and $23 million in 2022, 2021 and 2020, respectively.
During 2022, the Company awarded 0.8 million Time-Based RSUs, which had an aggregate grant date fair value of $21 million, that generally cliff-vest in three years or vest in equal annual installments over a three-year period.
During 2022, the Company also awarded 1.1 million Performance-Based RSUs with an aggregate grant date fair value of $30 million, that generally entitle the recipients to shares of the Company’s common stock at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.
The following table summarizes the Company's total unrecognized compensation cost related to stock-based compensation at December 31, 2022:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$18	1
Stock options	8	1
Total	$26	1

Excess tax benefits (detriments) related to stock-based compensation for 2022, 2021 and 2020 were $2 million, $1 million and $(8) million, respectively.
Footnote 16 — Fair Value Disclosures

Accounting principles generally accepted in the U.S. define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$97	$—	$97	$—	$40	$—	$40
Liabilities	—	(124)	—	(124)	—	(57)	—	(57)
Investment securities, including mutual funds	14	—	—	14	13	—	—	13

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

During 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At December 31, 2022, the fair value of the equity investment was $12 million. For equity investments with readily determinable fair values, the Company recorded unrealized gain of $1 million for 2022 and $2 million for 2021 and immaterial unrealized loss in 2020, within other (income) expense, net in the Consolidated Statement of Operations.

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

The following table summarizes the assets that are measured at fair value on a nonrecurring basis at December 1, (in millions):

	2022	2021
	Level 3
Indefinite-lived intangibles	129	47
	$129	$47

At December 31, 2022 and 2021, goodwill and intangible assets of certain reporting units are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company's reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 8.0% to 10.0% for reporting unit goodwill and 8.0% to 11.5% for indefinite-lived intangible assets.

During the fourth quarter of 2022, two tradenames in the Home Solutions segment and one tradename in the Learning and Development segment were measured at fair values of $25 million, $68 million and $36 million, respectively. During the fourth quarter of 2021, a tradename within the Learning and Development segment was measured at fair value of $47 million. See Footnotes 1 and 7 for further information.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

Footnote 17 — Segment Information

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Consolidated Statements of Operations as part of the Commercial Solutions segment through March 31, 2022.

The Company’s five primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Commercial Solutions	Mapa, Quickie, Rubbermaid, Rubbermaid Commercial Products, and Spontex	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions
Home Appliances	Calphalon, Crockpot, Mr. Coffee, Oster and Sunbeam	Household products, including kitchen appliances
Home Solutions	Ball (1), Calphalon, Chesapeake Bay Candle, FoodSaver, Rubbermaid, Sistema, WoodWick and Yankee Candle	Food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based adhesive and cutting products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio, and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the chief operating decision maker (“CODM”) regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The Company’s segment and geographic results are as follows at and for the years ended December 31, (in millions):

	2022	2021	2020
Net sales (1)
Commercial Solutions (3)	$1,691	$1,953	$1,859
Home Appliances	1,390	1,738	1,539
Home Solutions	2,113	2,386	2,138
Learning and Development	2,950	3,028	2,557
Outdoor and Recreation	1,315	1,484	1,292
	$9,459	$10,589	$9,385

	2022	2021	2020
Operating income (loss) (2)
Commercial Solutions (3)	$143	$159	$(89)
Home Appliances	(47)	70	(238)
Home Solutions	(308)	337	(4)
Learning and Development	593	600	364
Outdoor and Recreation	86	90	(418)
Corporate	(155)	(243)	(244)
	$312	$1,013	$(629)

	2022	2021	2020
Depreciation and amortization
Commercial Solutions (3)	$43	$57	$57
Home Appliances	18	24	20
Home Solutions	84	88	93
Learning and Development	60	57	64
Outdoor and Recreation	34	35	39
Corporate	57	64	84
	$296	$325	$357

	2022	2021	2020
Impairment of goodwill and intangible assets
Commercial Solutions	$—	$29	$320
Home Appliances	15	—	287
Home Solutions	429	—	302
Learning and Development	30	31	100
Outdoor and Recreation	—	—	482
	$474	$60	$1,491

	2022	2021	2020
Capital expenditures
Commercial Solutions (3)	$50	$67	$72
Home Appliances	12	18	12
Home Solutions	45	46	42
Learning and Development	70	73	69
Outdoor and Recreation	21	24	24
Corporate	114	61	40
	$312	$289	$259

	December 31, 2022	December 31, 2021
Segment assets
Commercial Solutions (3)	$1,902	$2,589
Home Appliances	811	1,055
Home Solutions	2,530	3,140
Learning and Development	4,494	4,395
Outdoor and Recreation	920	905
Corporate	2,605	2,185
	$13,262	$14,269

Geographic area information
	2022	2021	2020
Net Sales (1) (4)
United States	$6,144	$6,921	$6,260
Canada	375	444	413
Total North America	6,519	7,365	6,673
Europe, Middle East and Africa	1,408	1,647	1,394
Latin America	837	810	657
Asia Pacific	695	767	661
Total International	2,940	3,224	2,712
	$9,459	$10,589	$9,385
(1)All intercompany transactions have been eliminated.
(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A, restructuring and impairment of goodwill, intangibles and other assets. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in segment operating income (loss).
(3)Commercial Solutions net sales, operating income, depreciation and amortization, capital expenditures and segment assets exclude the CH&S business as a result of the sale of this business starting from the end of the first quarter of 2022.
(4)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 14% of net sales in 2022 and 15% of net sales in each of 2021 and 2020. Amazon, the Company's second largest customer, accounted for approximately 13% of net sales in each of 2022 and 2021 and 12% of net sales in 2020.

The following table disaggregates revenue by major product grouping source and geography for the years ended December 31, (in millions):

	2022	2021	2020
Commercial	$1,582	$1,558	$1,502
Connected Home and Security	109	395	357
Commercial Solutions	1,691	1,953	1,859

Home Appliances	1,390	1,738	1,539

Food	1,228	1,295	1,220
Home Fragrance	885	1,091	918
Home Solutions	2,113	2,386	2,138

Baby	1,197	1,265	1,112
Writing	1,753	1,763	1,445
Learning and Development	2,950	3,028	2,557

Outdoor and Recreation	1,315	1,484	1,292

TOTAL	$9,459	$10,589	$9,385

North America
Commercial Solutions	$1,232	$1,452	$1,387
Home Appliances	678	976	901
Home Solutions	1,715	1,891	1,735
Learning and Development	2,156	2,172	1,845
Outdoor and Recreation	738	874	805
	$6,519	$7,365	$6,673

International
Commercial Solutions	$459	$501	$472
Home Appliances	712	762	638
Home Solutions	398	495	403
Learning and Development	794	856	712
Outdoor and Recreation	577	610	487
	$2,940	$3,224	$2,712

TOTAL
Commercial Solutions	$1,691	$1,953	$1,859
Home Appliances	1,390	1,738	1,539
Home Solutions	2,113	2,386	2,138
Learning and Development	2,950	3,028	2,557
Outdoor and Recreation	1,315	1,484	1,292
	$9,459	$10,589	$9,385

Beginning in January 2023, the Company will combine its previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments into one operating segment, Home and Commercial Solutions. This change by the CODM was driven by the implementation of a new operating model which is intended to drive further simplification and unlock additional efficiencies and synergies within the Company. The Learning and Development and Outdoor and Recreation operating segments will remain as the Company’s other two operating segments. The Company will recast prior period comparable results in its first quarter 2023 reporting to conform to this operating segment change.

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC, primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. In late January 2023, the Company began discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which now focuses on the time period from the third quarter of 2016 through second quarter of 2017. Although the Company cannot predict the ultimate outcome of the SEC investigation with certainty, it believes that the resolution of the SEC investigation will not have a material effect on the Company’s Consolidated Financial Statements. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations described in Footnote 12 - Income Taxes.

Securities Litigation

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits filed in October 2018. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation that was previously pending in the United States District Court for the District of New Jersey. That matter was dismissed by the District Court on January 10, 2020, and the dismissal was affirmed by the United States District Court of Appeals for the Third Circuit on December 1, 2020. The October 2018 complaints seek damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures. These actions have been consolidated and the case is known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On March 22, 2021, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of any motions for summary judgment filed in Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below). On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. On March 19, 2021, the United States District Court for the District of Delaware stayed the Weber Derivative Action pending final disposition of Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al. (described below).

The Company and certain of its current and former officers and directors have been named as defendants in a securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden Corporation (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. In October 2022, the Company entered into a settlement agreement to resolve the claims asserted in this lawsuit. Under the settlement, the Company agreed to create a settlement fund of approximately $103 million for the benefit of the class, subject to certain exclusions, which is predominantly funded by insurance proceeds. Both the settlement and the insurance receivable were recorded during the third quarter of 2022. The amount not funded by available insurance proceeds, which is not material to the Company, was expensed during the third quarter of 2022. In the fourth quarter of 2022, the Court granted the plaintiff's motion for preliminary approval of the settlement, and the Company and its insurers paid the required amount into the settlement fund. On February 10, 2023, the Court granted the plaintiff's motion for final approval of the settlement.

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

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2022 was $34 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Unit 4 Investigation

The Company received its first general notice letter pertaining to Unit 4 in 2003. Beginning in 2004, the Company Parties, together with numerous other PRPs, entered into several administrative agreements with the U.S. EPA to fund and perform various investigation and clean-up activities in Unit 4. Pursuant to a 2007 Administrative Order on Consent, over 70 PRPs, including the Company Parties, have been performing or funding the remedial investigation and feasibility study for Unit 4. Activity under the 2007 Administrative Order on Consent remains underway. The parties performing the remedial investigation and feasibility study submitted the results of their remedial investigation to the U.S. EPA in July 2019 and submitted a final remedial investigation report to the U.S. EPA in January 2023. They also submitted an interim remedy feasibility study focused on the upper 9 miles of Unit 4 in September 2021.

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

The U.S. EPA Settlement

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties (the “U.S. EPA Settlement”). The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On December 16, 2022, the U.S. EPA simultaneously filed a complaint and lodged a Consent Decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4. The proposed Consent Decree is undergoing public notice and comment, and it remains subject to court entry.

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

In a Motion for Stay of Proceedings filed in December 2022, certain defendants and all third-party defendants in the OCC Litigation moved to stay the case for a six-month period to allow the final stage of the U.S. EPA settlement to conclude. OCC did not oppose the motion to stay. There has been no ruling on the motion yet.

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

As of the date of this filing, based on the agreement in principle noted above, the Company does not expect that its allocation in the U.S. EPA Settlement relating to Unit 2 and Unit 4, if the settlement is finalized, will be material to the Company. With respect to the OCC Litigation and Natural Resource Damage Assessment, the Company is currently unable to reasonably estimate the range of possible losses.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021, the Company recorded an immaterial reserve in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

During the fourth quarter of 2022, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any amounts it may be required to pay in excess of the amounts already reserved will not have a material effect on the Company’s Consolidated Financial Statements.

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements, except as otherwise described in this Footnote 18.

At December 31, 2022, the Company had approximately $44 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 19 — Supplementary Quarterly Financial Data (Unaudited)

Revisions of Previously Issued Financial Statements

During the fourth quarter of 2022, the Company identified that it changed the designation to a new functional currency incorrectly for one of its legal entities at the beginning of 2022. Consequently, the Company should have recorded mark to market adjustments for certain account balances in other (income) expense, net in the Condensed Consolidated Statement of Operations. The impact of this change resulted in additional expense of $6 million, $13 million and $16 million for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively. This change also resulted in reclassifications between Accumulated Other Comprehensive Loss and Retained Deficit in the Condensed Consolidated Balance Sheets of $6 million, $19 million and $35 million at March 31, 2022, June 30, 2022 and September 30, 2022, respectively.

The Company concluded the above referenced effects were not material to its previously issued Condensed Consolidated Statements of Operations for the three months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively, and the Condensed Consolidated Balance Sheets at March 31, 2022, June 30, 2022 and September 30, 2022, respectively, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on April 29, 2022, July 29, 2022 and October 28, 2022. The adjustments did not result in a change to net cash provided by operating activities in the Company’s Condensed Consolidated Statement of Cash Flows for the three, six and nine months ended March 31, 2022, June 30, 2022 and September 30, 2022, respectively.

The following table presents the unaudited Condensed Consolidated Statements of Operations for each quarter of 2022 and 2021 to reflect the impact of the change from LIFO to FIFO (see Footnote 5) and for each quarter of 2022 the recast associated with the functional currency revisions (in millions, except per share data):

	For the three months ended (Unaudited)
	March 31, 2022				June 30, 2022
		Impact	Impact			Impact	Impact
	As	of	of Change	As	As	of	of Change	As
	Reported	Revision	to FIFO	Adjusted	Reported	Revision	to FIFO	Adjusted
Net sales	$2,388	$—	$—	$2,388	$2,534	$—	$—	$2,534
Cost of products sold	1,648	—	—	1,648	1,709	—	(11)	1,698
Operating income	217	—	—	217	317	—	11	328
Other (income) expense, net	(124)	6	—	(118)	8	13	—	21
Income (loss) before income taxes	282	(6)	—	276	254	(13)	11	252
Income tax provision	48	—	—	48	50	—	3	53
Net income (loss)	$234	$(6)	$—	$228	$204	$(13)	$8	$199

Weighted average common shares outstanding:
Basic	421.9			421.9	413.8			413.8
Diluted	424.7			424.7	415.7			415.7

Earnings per share:
Basic	$0.55			$0.54	$0.49			$0.48
Diluted	$0.55			$0.54	$0.49			$0.48

	For the three months ended (Unaudited)
	September 30, 2022				December 31, 2022
		Impact	Impact		As Computed	Impact	Impact
	As	of	of Change	As	Under	of	of Change	As
	Reported	Revision	to FIFO	Adjusted	LIFO	Revision	to FIFO	Reported
Net sales	$2,252	$—	$—	$2,252	$2,285	$—	$—	$2,285
Cost of products sold	1,599	—	(5)	1,594	1,681	—	4	1,685
Operating income (loss)	35	—	5	40	(269)	—	(4)	(273)
Other (income) expense, net	8	16	—	24	(8)	—	—	(8)
Income (loss) before income taxes	(30)	(16)	5	(41)	(326)	—	(4)	(330)
Income tax provision (benefit)	(61)	—	1	(60)	(80)	—	(1)	(81)
Net income (loss)	$31	$(16)	$4	$19	$(246)	$—	$(3)	$(249)

Weighted average common shares outstanding:
Basic	413.6			413.6	413.6			413.6
Diluted	414.6			414.6	413.6			413.6

Earnings (loss) per share:
Basic	$0.07			$0.05	$(0.59)			$(0.60)
Diluted	$0.07			$0.05	$(0.59)			$(0.60)

	Three Months Ended (Unaudited)
	March 31, 2021			June 30, 2021			September 30, 2021			December 31, 2021
	As Reported	Impact of		As Reported	Impact of		As Reported	Impact of		As Reported	Impact of
	Under LIFO	Change to FIFO	As Adjusted	Under LIFO	Change to FIFO	As Adjusted	Under LIFO	Change to FIFO	As Adjusted	Under LIFO	Change to FIFO	As Adjusted
Consolidated Statement of Operations
Net sales	$2,288	$—	$2,288	$2,709	$—	$2,709	$2,787	$—	$2,787	$2,805	$—	$2,805
Cost of products sold	1,557	(6)	1,551	1,827	(24)	1,803	1,939	(35)	1,904	1,970	(2)	1,968
Operating income	192	6	198	305	24	329	281	35	316	168	2	170
Income before income taxes	126	6	132	243	24	267	215	35	250	109	2	111
Income tax provision	37	2	39	46	5	51	25	10	35	13	—	13
Net income	$89	$4	$93	$197	$19	$216	$190	$25	$215	$96	$2	$98

Weighted average common shares outstanding:
Basic	424.9		424.9	425.4		425.4	425.4		425.4	425.5		425.5
Diluted	427.6		427.6	427.8		427.8	428.5		428.5	428.3		428.3

Earnings per share:
Basic	$0.21		$0.22	$0.46		$0.51	$0.45		$0.51	$0.23		$0.23
Diluted	$0.21		$0.22	$0.46		$0.50	$0.44		$0.50	$0.22		$0.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act) and concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Newell Brands Inc.’s internal control over financial reporting as of December 31, 2022. Their attestation report is presented in Item 8.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2023 Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.

If applicable, information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the 2023 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which information is incorporated by reference.

Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the 2023 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Committees — Audit Committee,” which information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the 2023 Proxy Statement under the captions “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the 2023 Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item with respect to certain relationships and related transactions will be included in the 2023 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated by reference herein.

Information required under this Item with respect to director independence will be included in the 2023 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Independence,” which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be included in the 2023 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms - PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations — Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2022, 2021 and 2020

Consolidated Balance Sheets — December 31, 2022 and 2021

Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements — December 31, 2022, 2021 and 2020

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2022, 2021 and 2020

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

4.15
Form of 6.375% note due 2027 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, File No. 001-09608).

4.16
Form of 6.625% note due 2029 issued pursuant to the Indenture, dated as of November 19, 2022, between the Company and U.S. Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2022, File No. 001-09608).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 — MATERIAL CONTRACTS
10.1*	2021 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2021, File No. 001-09608.

10.2*
Amended and Restated Newell Brands Inc. Management Bonus Plan, effective January 1, 2021, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 17, 2021, File No. 001-09608.

10.3*	2022 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. 001-09608).

10.4*
Purchase Agreement dated February 21, 2022, by and between the Company and the Icahn Parties (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 22, 2022, File No. 001-09608).

10.5*
Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.6*
Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Vice President Level and above) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.7*
Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Director Level) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.8*
Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 2022, File No. 001-09608).

10.9*
Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (incorporated by reference to Exhibit 10.8 to The Company’s Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 2022, File No. 001-09608).

10.10*
Form of 2022 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly report period ended June 30, 2022, File No. 001-09608).

10.11*	Newell Brands Inc. 2022 Incentive Plan, (incorporated by reference to Appendix B to the Company's Proxy Statement dated March 23, 2022, File No. 001-09608).

10.12*	2022 Restricted Stock Unit Award Agreement under the 2022 Incentive Plan (incorporated by reference to 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09608).

10.13*	2022 Non-Qualified Stock Option Agreement under the 2022 Incentive Plan (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09609).

10.14*
Offer Letter, dated March 4, 2021, between the Company and Michal Geller (incorporated by reference to Exhibit 10.10 to The Company’s Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 2022, File No. 001-09608).

10.15*
Newell Rubbermaid Inc. 2008 Deferred Compensation Plan as amended and restated August 5, 2013 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report Form 10-Q for the quarter period ended June 30, 2013).

10.16*
First Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017, File No. 001-09608).

10.17*
Second Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated November 8, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.18*
Third Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated December 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.19*
Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.20*
Fifth Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan effective August 10, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

10.21*
Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.22*
Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.23*
First Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.24*
Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan, dated October 30, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, File No. 001-09608).

10.25*
Amendment to the Newell Brands Inc. Supplemental Employee Savings Plan effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.26*
Newell Brands Employee Savings Plan, as amended and restated, effective January 1, 2018, as entered into on December 20, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.27*
Amendment No. 1 to the Newell Brands Employee Savings Plan, effective January 1, 2019, First Amendment to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 006-09608).

10.28*
Amendment No. 2 dated December 30, 2021, to the Newell Brands Employee Savings Plan (as amended and restated effective January 1, 2018, and amended by the First Amendment effective January 1, 2019) (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.29*
Amendment No. 3, dated June 7, 2022, to the Newell Brands Employee Savings Plan, (effective January 1, 2018, and most recently amended by the Second Amendment effective January 1, 2022) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.30*†	Amendment No. 4, dated December 27, 2022, to the Newell Brands Employee Savings Plan, effective January 1, 2018, and most recently amended by the Third Amendment effective March 1, 2022.

10.31*
Newell Brands Supplemental Employee Savings Plan, dated January 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2017, File No. 001-09608).

10.32*
Amendment to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.33*
Amendment No. 2, dated June 7, 2022, to the Newell Brands Supplemental Employee Savings Plan, (effective January 1, 2018, and amended by the First Amendment effective January 1, 2020) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022.

10.34*
Newell Rubbermaid Severance Plan and Summary Plan Description for Directors and above, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 006-09608).

10.35*†	Newell Brands Employee Severance Plan and Summary Plan Description for Salary Band 6 and above, amendment and restatement of the Newell Rubbermaid Severance Plan, effective as of January 1, 2023.

10.36*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 001-09608).

10.37*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.38*
First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan dated as of February 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.39*
Second Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan effective as of July 26, 2019. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

10.40*
2018 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.41*
2019 Long-Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 12, 2019, File No. 001-09608).

10.42*
2020 Long Term Incentive Plan Terms and Conditions under the Newell Rubbermaid Inc. 2013 Incentive Plan, as updated February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2020, File No. 001-09608).

10.43*
Amended Exhibit A to 2020 Long Term Incentive Plan Terms and Conditions and 2020 Restricted Stock Unit Award Agreements with the CEO and the Management Committee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2020, File No. 001-09608).

10.44*	Form of Michael B. Polk Stock Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011, File No. 001-09608).

10.45*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Bradford R. Turner (incorporated by referenced to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 18, 2018, File No. 001-09608).

10.46*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Management Committee) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.47*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.48*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.49*
Form of Non-Employee Director Restricted Stock Unit Award Agreement, for Annual Awards Issued to Non-Employee Directors under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended May 7, 2019, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, File No. 001-09608).

10.50*
Form of 2018 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2018, File No. 001-09608).

10.51*
Form of 2019 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan for Employees, as amended February 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2019, File No. 001-09608).

10.52*
Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended February 14, 2018, and July 26, 2019) for Awards to Employees (Management Committee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.53*
Form of 2020 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.54*
Form of Non-Employee Director Stock Award Agreement under the Newell Rubbermaid 2013 Incentive Plan, for Shares Granted Quarterly to Directors Electing Fee Payments in Stock in Lieu of Cash (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, File No. 001-09608).

10.55*
Form of Employment Security Agreement between the Company and the named executive officers of the Company other than the Chief Executive Officer (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.56*
Form of Waiver and Termination Agreement between Newell Brands Inc. and Executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 001-09608).

10.57*
Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.58*
Compensation Arrangement with Christopher H. Peterson, dated November 21, 2018 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.59*	Interim CEO Offer Letter dated June 25, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated June 25, 2019, File No. 001-09608).

10.60*
Amendment to 2019 Offer Letter of Christopher H. Peterson, dated December 28, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2020, File No. 001-09608).

10.61*
Letter Agreement, dated February 9, 2022, between the Company and Christopher H. Peterson regarding Participation in the Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. -001-09608.).

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

10.66*
Form of Award Agreement (awarding restricted stock units) under the 2013 Incentive Plan to Russell Torres dated May 26, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.67*
Retention Bonus Agreement and Letter Agreement dated May 16, 2018, between Newell Brands Inc. and Russell Torres (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, File No. 001-09608).

10.68*	2019 Interim CEO Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 25, 2019, File No. 001-09608).

10.69*	CEO Offer Letter dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated July 30, 2019, File No. 001-09608).

10.70*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.71*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.72*
Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.*(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2022, File No. 001-09608).

10.73
Second Amended and Restated Credit Agreement, dated as of December 12, 2018, among Newell Brands Inc., the Subsidiary Borrowers thereto, the Guarantors from time-to-time borrowers thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 18, 2018, File No. 001-09608).

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

10.76
Omnibus Amendment, dated as of December 16, 2016, among Jarden Receivables, LLC, Originator parties thereto, Newell Brands Inc., as Servicer, PNC Bank, National Association, as Administrative Agent and as a Managing Agent, Wells Fargo Bank, National Association, as Issuing Lender and each Managing Agent party thereto (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, File No. 001-09608).

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

10.81
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

10.82
Ninth Omnibus Amendment, dated as of May 26, 2022 is the Second Amendment to Amended and Restated Loan and Servicing Agreement entered into among Jarden Receivables, LLC; Newell Brands Inc.; PNC Bank, National Association and Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2022, File No. 001-09608).

ITEM 18 — PREFERABILITY LETTER REGARDING CHANGE IN ACCOUNTING PRINCIPLE

18.1†	Preferability letter from PricewaterhouseCoopers LLP dated February 15, 2023.

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21.1†	Subsidiaries of the Registrant.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1†	Consent of PricewaterhouseCoopers LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

By	/s/ Mark J. Erceg
Mark J. Erceg
Title	Chief Financial Officer
Date	February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2023, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Ravichandra K. Saligram	Chief Executive Officer and Director
Ravichandra K. Saligram

/s/ Mark J. Erceg	Chief Financial Officer
Mark J. Erceg

/s/ Jeffrey M. Sesplankis	Chief Accounting Officer
Jeffrey M. Sesplankis

/s/ Patrick D. Campbell	Chairman of the Board
Patrick D. Campbell

/s/ Bridget Ryan Berman	Director
Bridget Ryan Berman

/s/ James R. Craigie	Director
James R. Craigie

/s/ Brett Icahn	Director
Brett Icahn

/s/ Jay L. Johnson	Director
Jay L. Johnson

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Courtney R. Mather	Director
Courtney R. Mather

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Stephanie Stahl	Director
Stephanie Stahl

/s/ Robert A. Steele	Director
Robert A. Steele

Schedule II
NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Expected Credit Losses:
Year Ended December 31, 2022	$27	$11	$—	$(7)	$31
Year Ended December 31, 2021	36	1	(2)	(8)	27
Year Ended December 31, 2020	29	17	—	(10)	36

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Inventory Reserves: (including excess, obsolescence and shrink reserves)
Year Ended December 31, 2022	$92	$61	$2	$(77)	$78
Year Ended December 31, 2021	82	78	(2)	(66)	92
Year Ended December 31, 2020	78	68	2	(66)	82

	Balance at Beginning of Period	Provision	Other	Write-offs/ Recoveries	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2022	$186	$15	$(5)	$(48)	$148
Year Ended December 31, 2021	213	31	(7)	(51)	186
Year Ended December 31, 2020	271	30	5	(93)	213