Form 10-Q
period 2023-03-31
NEWELL BRANDS INC.
filed 2023-04-28
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 24, 2023: 414.1 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,805	$2,388
Cost of products sold	1,323	1,648
Gross profit	482	740
Selling, general and administrative expenses	480	518
Restructuring costs, net	38	5
Operating income (loss)	(36)	217
Non-operating expenses:
Interest expense, net	68	59
Other (income) expense, net	12	(118)
Income (loss) before income taxes	(116)	276
Income tax provision (benefit)	(14)	48
Net income (loss)	$(102)	$228

Weighted average common shares outstanding:
Basic	413.9	421.9
Diluted	413.9	424.7

Earnings (loss) per share:
Basic	$(0.25)	$0.54
Diluted	$(0.25)	$0.54

Comprehensive income (loss):
Net income (loss)	$(102)	$228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18	29
Pension and postretirement costs	(1)	5
Derivative financial instruments	(10)	—
Total other comprehensive income, net of tax	7	34
Total comprehensive income (loss)	$(95)	$262

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$271	$287
Accounts receivable, net	1,218	1,250
Inventories	2,240	2,203
Prepaid expenses and other current assets	326	312
Total current assets	4,055	4,052
Property, plant and equipment, net	1,213	1,184
Operating lease assets	571	578
Goodwill	3,305	3,298
Other intangible assets, net	2,635	2,649
Deferred income taxes	798	810
Other assets	699	691
Total assets	$13,276	$13,262
Liabilities:
Accounts payable	$1,092	$1,062
Accrued compensation	112	123
Other accrued liabilities	1,235	1,272
Short-term debt and current portion of long-term debt	852	621
Total current liabilities	3,291	3,078
Long-term debt	4,776	4,756
Deferred income taxes	501	520
Operating lease liabilities	505	512
Other noncurrent liabilities	870	877
Total liabilities	9,943	9,743
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2023 and December 31, 2022)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 439.4 shares and 438.6 shares issued at March 31, 2023 and December 31, 2022, respectively)	439	439
Treasury stock, at cost (25.3 shares and 25.0 shares at March 31, 2023 and December 31, 2022, respectively)	(627)	(623)
Additional paid-in capital	6,965	7,052
Retained deficit	(2,440)	(2,338)
Accumulated other comprehensive loss	(1,004)	(1,011)
Total stockholders’ equity	3,333	3,519
Total liabilities and stockholders’ equity	$13,276	$13,262
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(102)	$228
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	81	76
Gain from sale of business	—	(130)
Deferred income taxes	6	326
Stock based compensation expense	11	14
Other, net	4	(2)
Changes in operating accounts excluding the effects of divestiture:
Accounts receivable	45	14
Inventories	(27)	(403)
Accounts payable	26	25
Accrued liabilities and other	(121)	(420)
Net cash used in operating activities	(77)	(272)
Cash flows from investing activities:
Proceeds from sale of divested business	—	620
Capital expenditures	(83)	(70)
Other investing activities, net	15	9
Net cash provided by (used in) investing activities	(68)	559
Cash flows from financing activities:
Net proceeds from short-term debt	232	—
Payments on current portion of long-term debt	—	(1)
Repurchase of shares of common stock	—	(275)
Cash dividends	(97)	(100)
Equity compensation activity and other, net	(7)	(17)
Net cash provided by (used in) financing activities	128	(393)
Exchange rate effect on cash, cash equivalents and restricted cash	(1)	8
Decrease in cash, cash equivalents and restricted cash	(18)	(98)
Cash, cash equivalents and restricted cash at beginning of period	303	477
Cash, cash equivalents and restricted cash at end of period	$285	$379
Supplemental disclosures:
Restricted cash at beginning of period	$16	$37
Restricted cash at end of period	14	35
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(102)	7	(95)
Dividends declared on common stock - $0.23 per share	—	—	(96)	—	—	(96)
Equity compensation, net of tax	—	(4)	9	—	—	5
Balance at March 31, 2023	$439	$(627)	$6,965	$(2,440)	$(1,004)	$3,333

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158
Comprehensive income	—	—	—	228	34	262
Dividends declared on common stock - $0.23 per share	—	—	(97)	—	—	(97)
Equity compensation, net of tax	2	(14)	12	—	—	—
Common stock purchased and retired	(11)	—	(264)	—	—	(275)
Other	—	—	(1)	—	—	(1)
Balance at March 31, 2022	$441	$(623)	$7,384	$(2,307)	$(848)	$4,047

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement.

The condensed consolidated financial statements for all comparable prior periods presented have been retrospectively adjusted to reflect the following:

•A prior-year change in method of accounting for certain inventory in the U.S. from the last-in, first-out method to the first-in, first-out method;
•Effective January 1, 2023, as a result of the implementation of a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company, the chief operating decision maker (“CODM”) now reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. The Home and Commercial Solutions operating segment represents the combination of the previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments. See Footnote 16 for further information;
•A revision associated with an incorrect change in functional currency designation in the prior year resulted in additional expense to record mark to market adjustments of $6 million in other (income) expense, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and a reclassification between Accumulated Other Comprehensive Loss and Retained Deficit in the Condensed Consolidated Statement of Stockholder’s Equity of $6 million at March 31, 2022. Refer to Footnote 19 of the Company's most recent Annual Report on Form 10-K, filed on February 15, 2023.

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business to Resideo Technologies, Inc. See Footnotes 2 and 16 for further information.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company's condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses and by indirect macroeconomic impacts from the Russia-Ukraine conflict, continues to experience additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains due to the significant volatility and direction of future consumer and customer demand patterns, as well as inflationary and supply chain pressures. Accordingly, the Company’s results of operations and cash flows for the three months ended March 31, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. This ASU was further updated with the issuance of ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which extends the sunset date of the guidance. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Adoption of New Accounting Guidance

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. See disclosures hereafter for further information.

Sales of Accounts Receivables

Factored receivables at March 31, 2023 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $350 million, a decrease of approximately $70 million from December 31, 2022. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations.

Supplier Finance Program Obligations

The Company has worked with its suppliers of goods and services over the past several years to revisit terms and conditions, including the extension of payment terms. Additionally, a global financial institution offers a voluntary supply chain finance program (the “SCF Program”) which enables suppliers, at their sole discretion, to sell their receivables from the Company to the financial institution on a non-recourse basis.

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF Program. Payments terms average approximately 125 days. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the financial institution. The suppliers’ voluntary inclusion of invoices in the SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees under the SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the SCF Program.

Amounts due under the SCF Program are included in accounts payable in the Condensed Consolidated Balance Sheet and as operating cash flows in the Condensed Consolidated Statement of Cash Flows. At March 31, 2023 and December 31, 2022, outstanding payment obligations under the SCF Program were approximately $75 million and $100 million, respectively.

Footnote 2 — Divestiture Activity

On March 31, 2022, the Company sold its CH&S business to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, during the three months ended March 31, 2022, the Company recorded a pretax gain of $130 million, which was included in other (income) expense, net in its Condensed Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2023 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Other comprehensive income (loss) before reclassifications	18	(1)	(3)	14
Amounts reclassified to earnings	—	—	(7)	(7)
Net current period other comprehensive income (loss)	18	(1)	(10)	7
Balance at March 31, 2023	$(670)	$(310)	$(24)	$(1,004)

Reclassifications from AOCL to the results of operations for the three months ended March 31, 2023 and 2022 were pretax (income) expense of (in millions):

	Three Months Ended March 31,
	2023	2022
Cumulative translation adjustment (1)	$—	$6
Pension and postretirement benefit plans (2)	—	4
Derivative financial instruments (3)	(9)	1

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Foreign currency translation adjustments	$(6)	$1
Derivative financial instruments	(3)	(1)
Income tax provision (benefit) related to AOCL	$(9)	$—

Footnote 4 — Restructuring

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Home and Commercial Solutions	$16	$3
Learning and Development	5	2
Outdoor and Recreation	6	—
Corporate	11	—
	$38	$5

Accrued restructuring costs activity for the three months ended March 31, 2023 was as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at March 31, 2023
Severance and termination costs	$7	$36	$(33)	$—	$10
Contract termination and other costs	—	2	(1)	(1)	—
	$7	$38	$(34)	$(1)	$10

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that is intended to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. Project Phoenix is expected to be substantially implemented by the end of 2023 and incorporates a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company commenced reducing headcount in the first quarter of 2023, with most of these actions expected to be completed by the end of 2023, subject to local law and consultation requirements.

During the three months ended March 31, 2023, the Company recorded restructuring charges of $36 million in connection with the program. The Company currently estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix, substantially all of which are expected to be incurred by the end of 2023. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. The Company expects approximately $95 million to $120 million of the total aggregate charges will be cash expenditures. All cash payments are expected to be paid within one year of charges incurred.

Other Restructuring and Restructuring-Related Charges

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three months ended March 31, 2023 and 2022, the Company recorded other restructuring charges of $2 million and $5 million, respectively.

Footnote 5 — Inventories
Inventories are comprised of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials and supplies	$277	$285
Work-in-process	224	218
Finished products	1,739	1,700
	$2,240	$2,203

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	March 31, 2023	December 31, 2022
Land	$77	$76
Buildings and improvements	652	648
Machinery and equipment	2,427	2,349
	3,156	3,073
Less: Accumulated depreciation	(1,943)	(1,889)
	$1,213	$1,184

Depreciation expense was $54 million and $49 million for the three months ended March 31, 2023 and 2022, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2023 is as follows (in millions):

Segments	Net Book Value at December 31, 2022	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at March 31, 2023
Home and Commercial Solutions	$747	$—	$4,052	$(3,305)	$747
Learning and Development	2,551	7	3,404	(846)	2,558
Outdoor and Recreation	—	—	788	(788)	—
	$3,298	$7	$8,244	$(4,939)	$3,305

Other intangible assets, net, are comprised of the following (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$1,624	$—	$1,624	$1,689	$—	$1,689
Tradenames — other (1)	231	(86)	145	160	(79)	81
Capitalized software	608	(489)	119	602	(481)	121
Patents and intellectual property	22	(18)	4	22	(17)	5
Customer relationships and distributor channels	1,074	(331)	743	1,072	(319)	753
	$3,559	$(924)	$2,635	$3,545	$(896)	$2,649

(1)In connection with the operating model changes associated with Project Phoenix, the Company determined that six tradenames with aggregate carrying values of $70 million no longer met indefinite-lived criteria and were reclassified during the first quarter as finite-lived tradenames, with useful lives ranging from five to ten years.

Amortization expense for intangible assets was $27 million for both the three months ended March 31, 2023 and 2022.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	March 31, 2023	December 31, 2022
Customer accruals	$613	$636
Operating lease liabilities	121	121
Accrued self-insurance liabilities, contingencies and warranty	104	99
Accrued interest expense	94	63
Accrued marketing and freight expenses	66	73
Accrued income taxes	28	53
Other	209	227
	$1,235	$1,272

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2023	December 31, 2022
4.00% senior notes due 2024	$197	$196
4.875% senior notes due 2025	496	496
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,978	1,978
6.375% senior notes due 2027	490	483
6.625% senior notes due 2029	491	481
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility	760	225
Commercial paper	—	359
Receivables facility	90	35
Other debt	4	2
Total debt	5,628	5,377
Short-term debt and current portion of long-term debt	(852)	(621)
Long-term debt	$4,776	$4,756

Senior Notes

On March 20, 2023, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+”. As a result of the S&P downgrade, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2023). In addition, the Company is still subject to the interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgrade of the Company's debt rating in 2020. Furthermore, as a result of the S&P downgrade, the Company's ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated.

On February 14, 2023, Fitch Ratings downgraded the Company's debt rating to “BB”. This downgrade does not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $375 million. The Securitization Facility matures in October 2023 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2023, the Company had $90 million outstanding under the Securitization Facility.

Revolving Credit Facility and Commercial Paper

The Company has a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. On March 27, 2023, the Company entered into an amendment to its Credit Revolver (the “Amendment”) to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2023, the Company had $760 million of outstanding borrowings under the Credit Revolver and approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $720 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

The weighted average interest rates for total debt for three months ended March 31, 2023 and 2022 were approximately 4.8% and 4.5%, respectively. The weighted average interest rate for short term debt for the three months ended March 31, 2023 was approximately 6.1%.

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,578	$4,774	$4,511	$4,756

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

Fair Value Hedges

At March 31, 2023, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps were designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into additional cross-currency swaps with notional amounts of $500 million maturing in September 2027 and September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2023 and 2022, the Company recognized income of $11 million and $5 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2023. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At March 31, 2023, the Company had approximately $336 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2023, the Company had approximately $1.2 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through February 2024. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$3	$5
Foreign currency contracts	Other accrued liabilities	(10)	(9)
Fair Value Hedges
Interest rate swaps	Other assets	6	—
Interest rate swaps	Other accrued liabilities	(16)	(14)
Interest rate swaps	Other noncurrent liabilities	(2)	(16)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	22	28
Cross-currency swaps	Other assets	41	45
Cross-currency swaps	Other noncurrent liabilities	(85)	(75)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	13	19
Foreign currency contracts	Other accrued liabilities	(8)	(10)

Total		$(36)	$(27)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
		Gain/(Loss)		Gain/(Loss)
	Location of gain/(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	(5)	10	(1)	1
Cross-currency swaps	Other (income) expense, net	(21)	—	4	—
Total		$(26)	$9	$3	$(1)

At March 31, 2023, net deferred loss of approximately $7 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2023 and 2022, the Company recognized expense of $10 million and $3 million, respectively, in other (income) expense, net, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International
	Three Months Ended March 31,
	2023	2022	2023	2022
Service cost	$—	$—	$1	$1
Interest cost	11	6	4	2
Expected return on plan assets	(14)	(12)	(3)	(2)
Amortization	1	4	1	1
Total (income) expense	$(2)	$(2)	$3	$2

	Postretirement Benefits
	Three Months Ended March 31,
	2023	2022
Amortization	$(2)	$(1)
Total income	$(2)	$(1)

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

Footnote 12 — Income Taxes

The Company’s effective income tax rates for the three months ended March 31, 2023 and 2022 was a benefit of 12.1% as compared to a provision of 17.4%, respectively, resulting from lower discrete tax expense combined with year to date pretax losses.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2023 and 2022 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three months ended March 31, 2023 were impacted by certain discrete items totaling $4 million of additional income tax expense. The three months ended March 31, 2022 were impacted by certain discrete items. Income tax expense for the three months ended March 31, 2022 included a discrete benefit of $4 million associated with the approval of certain state tax credits, offset by $14 million of tax expense related to the divestiture of the CH&S business unit.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination.

Footnote 13 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Basic weighted average shares outstanding	413.9	421.9
Dilutive securities (1)	—	2.8
Diluted weighted average shares outstanding	413.9	424.7

(1)The three months ended March 31, 2023 excludes 1.3 million of potentially dilutive share-based awards as their effect would be anti-dilutive.

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the three months ended March 31, 2023, the Company granted 1.3 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $20 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2023, the Company also granted 2.5 million time-based RSUs with an aggregate grant date fair value of $37 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

During the three months ended March 31, 2023, the Company also granted 0.3 million time-based stock options with an aggregate grant date fair value of $1 million. These stock options entitle the recipient to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and vest on the fifth anniversary of the grant date, subject to continued employment.

The weighted average assumptions used to determine the fair value of stock options granted for the three months ended March 31, 2023, were as follows:

Risk-free interest rates	3.6%
Expected volatility	42.1%
Expected dividend yield	4.8%
Expected life (in years)	7.5
Exercise price	$14.53

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective through its expiration date of December 31, 2022. Under the SRP, the Company may purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022.

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	March 31, 2023				December 31, 2022
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$85	$—	$85	$—	$97	$—	$97
Liabilities	—	(121)	—	(121)	—	(124)	—	(124)
Investment securities, including mutual funds	14	—	—	14	14	—	—	14

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

In connection with the Company's annual impairment testing at December 1, 2022, two tradenames in the Home and Commercial Solutions segment and one tradename in the Learning and Development segment were measured at fair values of $25 million, $68 million and $36 million, respectively.

Footnote 16 — Segment Information

Effective January 1, 2023, as a result of the implementation of a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company, the CODM now reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. The Home and Commercial Solutions operating segment represents the combination of the previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments. Prior period comparable results have been reclassified to conform to the operating segment change.

On March 31, 2022, the Company sold its CH&S business to Resideo Technologies, Inc. The results of operations for the CH&S business continued to be reported in the Condensed Consolidated Statements of Operations as part of the Home and Commercial Solutions segment through March 31, 2022.

The Company's three primary reportable segments are:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Quickie, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities

(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales (1)
Home and Commercial Solutions (3)	$971	$1,350
Learning and Development	564	650
Outdoor and Recreation	270	388
	$1,805	$2,388

Operating income (loss) (2)
Home and Commercial Solutions (3)	$(37)	$89
Learning and Development	72	138
Outdoor and Recreation	(1)	46
Corporate	(70)	(56)
	$(36)	$217

	March 31, 2023	December 31, 2022
Segment assets
Home and Commercial Solutions	$5,122	$5,243
Learning and Development	4,534	4,494
Outdoor and Recreation	1,007	920
Corporate	2,613	2,605
	$13,276	$13,262

(1)All intercompany transactions have been eliminated.
(2)Operating income (loss) by segment is net sales less cost of products sold, SG&A, restructuring and impairment of goodwill, intangibles and other assets. Certain Corporate expenses of an operational nature are allocated to business segments primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of net sales basis and included in segment operating income (loss).
(3)Home and Commercial Solutions net sales and operating income for the first quarter of 2022 include the CH&S business prior to its sale.

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Commercial	$348	$401
Kitchen	459	642
Home Fragrance	164	198
Connected Home and Security	—	109
Home and Commercial Solutions	971	1,350

Baby	217	291
Writing	347	359
Learning and Development	564	650

Outdoor and Recreation	270	388

TOTAL	$1,805	$2,388

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three months ended March 31,
	2023			2022
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$643	$328	$971	$975	$375	$1,350
Learning and Development	395	169	564	468	182	650
Outdoor and Recreation	146	124	270	210	178	388
	$1,184	$621	$1,805	$1,653	$735	$2,388

Footnote 17 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. Since January 2023, the Company has been discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which now focuses on the time period from the third quarter of 2016 through second quarter of 2017. Although the Company cannot predict the ultimate outcome of the SEC investigation with certainty, it believes that the resolution of the SEC investigation will not have a material effect on the Company’s Condensed Consolidated Financial Statements. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations described in Footnote 12 - Income Taxes in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 15, 2023.

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

The Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden Corporation (the “Registration Statement”). The action was filed on September 6, 2018 and is captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18. The operative complaint alleges certain violations of the securities laws, including, among other things, that the defendants made certain materially false and misleading statements and omissions in the Registration Statement regarding the Company’s financial results, trends, and metrics. In October 2022, the Company entered into a settlement agreement to resolve the claims asserted in this lawsuit. Under the settlement, the Company agreed to create a settlement fund of approximately $103 million for the benefit of the class, subject to certain exclusions, which will be predominantly funded by insurance proceeds. Both the settlement and the insurance receivable were recorded during the third quarter of 2022. The amount not to be funded by available insurance proceeds, which is not material to the Company, was expensed during the third quarter of 2022. In the fourth quarter of 2022, the Court granted the plaintiff's motion for preliminary approval of the settlement, and the Company and its insurers paid the required amount into the settlement fund. On February 10, 2023, the Court granted the plaintiff's motion for final approval of settlement. The deadline to appeal the order granting final approval of the settlement has expired and the settlement is final.
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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2023 was $33 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

The U.S. EPA has issued General Notice Letters to over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), alleging that they are PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is the subject of investigation and remedial activities (the “CERCLA Administrative Actions”) and related settlement negotiations with the U.S. EPA. The Site is divided into four “operable units,” and the Company Parties have received General Notice Letters in connection with operable Unit 2, which comprises the lower 8.3 miles of the Lower Passaic River and its tributaries (“Unit 2”), and operable Unit 4, which comprises a 17-mile stretch of the Lower Passaic River and its tributaries (“Unit 4”). Unit 2 is geographically subsumed within Unit 4. In October 2021, the U.S. EPA issued a Record of Decision for an interim remedy for the upper 9 miles of Unit 4, selecting a combination of dredging and capping as the remedial alternative, which the U.S. EPA estimates will cost $441 million in the aggregate. The U.S. EPA also performed a Source Control Early Action Focused Feasibility Study for Unit 2, which culminated in a Record of Decision in 2016. The U.S. EPA estimates that the selected remedy for Unit 2 set forth in its Record of Decision will cost $1.4 billion in the aggregate.

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties (the “U.S. EPA Settlement”). The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On December 16, 2022, the U.S. EPA simultaneously filed a complaint and lodged a Consent Decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4. The proposed Consent Decree is undergoing public notice and comment, and it remains subject to court entry. As of the date of this filing, the

Company does not expect that its allocation in the U.S. EPA Settlement relating to Unit 2 and Unit 4, if the settlement is finalized, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”) sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, contribution, and a declaratory judgement. The defendants, in turn, filed claims against 42 third-party defendants, and filed counterclaims against OCC (collectively, the “OCC Litigation”). The primary focus of the OCC Litigation has been certain past and future costs for investigation, design and remediation of Units 2 and 4. However, OCC has stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. OCC has also stated that it may broaden its claims in the future after completion of the Natural Resource Damage Assessment described below. In March 2023, the Court granted an unopposed motion to stay the OCC Litigation. At this time, the Company cannot predict the eventual outcome.

In 2007, the National Oceanic and Atmospheric Administration (“NOAA”), acting as the lead administrative trustee on behalf of itself and the U.S. Department of the Interior, issued a Notice of Intent to Perform a Natural Resource Damage Assessment to the Company Parties, along with numerous other entities, identifying the recipients as PRPs. The federal trustees (who now include the United States Department of Commerce, represented by NOAA, and the Department of the Interior, represented by the United States Fish and Wildlife Service) are presently undertaking the Natural Resource Damage Assessment with respect to the Site.

Based on currently known facts and circumstances, the Company does not believe that the Lower Passaic River matter is reasonably likely to have a material impact on the Company’s results of operations. However, in the event of one or more adverse determinations related to this matter, including the OCC Litigation and Natural Resource Damage Assessment noted above (for which the Company cannot currently estimate the range of possible losses), it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021, the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

During the fourth quarter of 2022, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any amounts it may be required to pay in excess of the amounts already reserved will not have a material effect on the Company’s Condensed Consolidated Financial Statements. During the quarter ended March 31, 2023, the Company paid the estimated liability to the relevant taxing authorities.

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

At March 31, 2023, the Company had approximately $39 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
•the Company's ability to manage any actual or perceived ongoing effects of the COVID-19 pandemic, including as a result of any additional variants of the virus or the efficacy and distribution of vaccines;
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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 17 of the Notes to Unaudited Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands’ beloved brands enhance and brighten consumers lives at home and outside by creating moments of joy, building confidence and providing peace of mind. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

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

The Company is implementing this strategy while addressing key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a softening macro backdrop; significant inflationary and supply chain pressures, and an evolving regulatory landscape.

Continued execution of these strategic imperatives, in combination with new initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which commenced its first phase go-live during the third quarter of 2022 and its second phase go-live during the first quarter of 2023, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by consolidating the number of overall distribution sites and better utilizing the Company's transportation and distribution network.

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that is intended to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. Project Phoenix is expected to be substantially implemented by the end of 2023 and incorporates a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company commenced reducing headcount during the first quarter of 2023, with most of these actions expected to be completed by the end of 2023, subject to local law and consultation requirements.

Organizational Structure

Effective January 1, 2023, as a result of the implementation of a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company, the chief operating decision maker (“CODM”) now reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. The Home and Commercial Solutions operating segment represents the combination of the previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments. Prior period comparable results have been reclassified to conform to the operating segment change.

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Condensed Consolidated Statements of Operations as part of the Home and Commercial Solutions segment through March 31, 2022.

The Company's three primary reportable segments are the following:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(1), Calphalon, Chesapeake Bay Candle, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Quickie, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Baby Jogger, Dymo, Elmer’s, EXPO, Graco, Mr. Sketch, NUK, Paper Mate, Parker, Prismacolor, Sharpie, Tigex, Waterman and X-Acto	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo, ExOfficio and Marmot	Products for outdoor and outdoor-related activities
(1) and Ball® TM of Ball Corporation, used under license.

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

Current Macroeconomic Conditions

The Company, which has been impacted in recent years by inflationary and supply chain pressures, labor shortages, and logistical challenges across its businesses, and more recently by indirect macroeconomic impacts from the Russia-Ukraine conflict, continues to experience additional headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape are expected to negatively impact the Company’s operating results, cash flows and financial condition during the current year.

To help mitigate the negative impact of these conditions to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans, and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term, including the consolidation of its distribution sites.

Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges. See Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on use of estimates and risks.

Russia-Ukraine Conflict

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While the Company does not expect the conflict to have a material impact on its results of operations, it has experienced shortages in raw materials and increased costs for transportation, energy, and commodities due in part to the negative impact of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the conflict, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if the military conflict escalates beyond its current scope, the Company could be negatively impacted by economic recessions in certain neighboring European countries or globally. See Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on use of estimates and risks.

Project Phoenix

In January 2023, the Company announced Project Phoenix, a restructuring and savings initiative described above that aims to strengthen the Company by leveraging its scale to further reduce complexity by streamlining its operating model and driving operational efficiencies. During the three months ended March 31, 2023, the Company recorded restructuring charges of $36 million in connection with the program. See Footnote 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Debt Rating Downgrade

On March 20, 2023, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB+”. As a result of the S&P downgrade, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2023). In addition, the Company is still subject to the interest rate adjustment of 25 basis points in connection with the Moody’s Corporation (“Moody’s”) downgrade of the Company's debt rating in 2020. Furthermore, as a result of the S&P downgrade, the Company's ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

On February 14, 2023, Fitch Ratings downgraded the Company's debt rating to “BB”. This downgrade does not impact the interest rates on any of the Company's senior notes.

Amendment to Credit Revolver

The Company has a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) that matures in August 2027. On March 27, 2023, the Company entered into an amendment to its Credit Revolver (the “Amendment”) to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$1,805	$2,388	$(583)	(24.4)%
Gross profit	482	740	(258)	(34.9)%
Gross margin	26.7%	31.0%

Operating income (loss)	(36)	217	(253)	NM
Operating margin	(2.0)%	9.1%

Interest expense, net	68	59	9	15.3%
Other (income) expense, net	12	(118)	130	NM
Income (loss) before income taxes	(116)	276	(392)	NM
Income tax provision (benefit)	(14)	48	(62)	NM
Income tax rate	12.1%	17.4%

Net income (loss)	$(102)	$228	$(330)	NM

Diluted earnings (loss) per share attributable to common shareholders	$(0.25)	$0.54
NM - NOT MEANINGFUL

Net sales decreased 24%, as pricing actions by the Company were more than offset by softening global demand, as retailers significantly pulled back on orders, the impact of the sale of the CH&S business at the end of the first quarter of 2022, which negatively impacted net sales by approximately 5%, and category exits, primarily in the Home and Commercial Solutions segment. The net sales performance also reflected the lapping of elevated levels of demand in certain categories during the prior year. In addition, prior year net sales benefited from a shift in customer orders normally placed in the second quarter of the year. Changes in foreign currency unfavorably impacted net sales by $49 million, or 2%.

Gross profit decreased 35% compared to prior year. Gross margin declined to 26.7% as compared with 31.0% in the prior year period. The decrease in gross margin was driven by lower gross profit leverage and input cost inflation. The gross margin decline was partially offset by favorable net pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business in the prior year. Changes in foreign currency exchange rates unfavorably impacted gross profit by $25 million, or 3%.

In addition to the change in gross profit noted above, notable items impacting operating income (loss) for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change
Restructuring (See Footnote 4) and restructuring-related costs (a)	$51	$11	$40
Transactions costs and other (b)	9	8	1
(a)Restructuring-related costs reported in cost of goods sold and SG&A for the three months ended March 31, 2023 was $5 million and $8 million, respectively, and primarily relate to facility closures. For the three months ended March 31, 2022, restructuring-related costs reported in cost of sales and SG&A were $5 million and $1 million, respectively, and primarily relate to facility closures. Restructuring costs were $38 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
(b)Transaction and other costs for the three months ended March 31, 2023 primarily related to expenses associated with certain legal proceedings. Transaction and other costs for the three months ended March 31, 2022 primarily related to completed divestitures and expenses associated with certain legal proceedings.

Operating loss was $36 million as compared to operating income of $217 million in the prior year period. The decline reflects lower gross profit, higher restructuring charges, in connection with Project Phoenix, partially offset by lower compensation and overhead expense, advertising and promotion costs and an employee retention credit in connection with the CARES Act.

Interest expense, net increased primarily due to higher interest rates and debt levels, partially offset by higher interest income. The weighted average interest rates for the three months ended March 31, 2023 and 2022 were approximately 4.8% and 4.5%, respectively. See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for three months ended March 31, 2023 and 2022 includes the following items:

	Three Months Ended March 31,
	2023	2022
Foreign exchange losses, net	$2	$12
Gain on disposition of business (See Footnote 2)	—	(130)
Other losses, net	10	—
	$12	$(118)

The income tax benefit for the three months ended March 31, 2023 was $14 million as compared to a provision of $48 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was a benefit of 12.1%, resulting from lower discrete tax expense combined with pretax losses during the period, as compared to provision of 17.4% for the three months ended March 31, 2022.

See Footnote 12 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K for information regarding the inherent uncertainty associated with the Company's position on certain U.S. Treasury Regulations.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$971	$1,350	$(379)	(28.1)%

Operating income (loss)	(37)	89	(126)	NM
Operating margin	(3.8)%	6.6%

Home and Commercial Solutions net sales for the three months ended March 31, 2023 decreased 28%, which reflected softening demand across most channels, the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 8% and certain category exits in the Kitchen business. The net sales decline was partially offset by pricing actions and improved order fulfillment resulting from the easing of supply chain constraints. Changes in foreign currency unfavorably impacted net sales by $23 million, or 2%.

Operating loss for the three months ended March 31, 2023 was $37 million as compared to operating income of $89 million in the prior year. The decrease in operating results is primarily due to lower gross profit leverage, product mix and input cost inflation, higher restructuring charges, in connection with Project Phoenix, as well as the unfavorable impact from the sale of the CH&S business in the prior year, partially offset by gross productivity and lower compensation expense and advertising and promotion costs.

Learning and Development

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$564	$650	$(86)	(13.2)%

Operating income	72	138	(66)	(47.8)%
Operating margin	12.8%	21.2%

Learning and Development net sales for the three months ended March 31, 2023 decreased 13%, reflecting declines in both the Writing and Baby businesses. The Writing business performance reflected pricing actions and improvement in replenishment orders in certain areas, which were more than offset by logistical constraints and supply chain shortages, as well as softening demand in certain categories in the U.S. Pricing actions in the Baby business were more than offset by softening demand in certain categories in the U.S., an increased focus by retailers to rebalance inventory levels, a shift in the timing of orders by a retailer into the second quarter of 2023 and lower sales to a customer that recently declared bankruptcy. Changes in foreign currency unfavorably impacted net sales by $14 million, or 2%.

Operating income for the three months ended March 31, 2023 decreased to $72 million as compared to $138 million in the prior-year period. The decrease in operating income is primarily due to lower gross profit leverage and input cost inflation, as well as higher restructuring charges primarily associated with Project Phoenix, partially offset by gross productivity.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$270	$388	$(118)	(30.4)%

Operating income (loss)	(1)	46	(47)	NM
Operating margin	(0.4)%	11.9%

Outdoor and Recreation net sales for the three months ended March 31, 2023 decreased 30% primarily reflecting softening global demand and the lapping of customer inventory replenishment in the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $12 million or 3%.

Operating loss for the three months ended March 31, 2023 was $1 million as compared to operating income of $46 million in the prior-year period. The decline was primarily due to lower gross profit leverage, product mix and higher restructuring charges in connection with Project Phoenix, partially offset by gross productivity and lower compensation expense.
Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of this rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, the supply chain disruptions, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in the Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver.

The Company believes these actions and its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. For further information, refer to Risk Factors in Part I - Item 1A and Recent

Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 15, 2023.

At March 31, 2023, the Company had cash and cash equivalents of approximately $271 million, of which approximately $237 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2023 and 2022 (in millions):

	2023	2022	Increase (Decrease)
Cash used in operating activities	$(77)	$(272)	$195
Cash provided by (used in) investing activities	(68)	559	(627)
Cash provided by (used in) financing activities	128	(393)	521
Exchange rate effect on cash, cash equivalents and restricted cash	(1)	8	(9)
Decrease in cash, cash equivalents and restricted cash	$(18)	$(98)	$80

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

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects the lapping of unfavorable working capital associated with inventory build in the prior year and lower incentive compensation payments in the current year, partially offset by lower operating income and higher restructuring payments.

Cash Flows from Investing Activities

The change in cash provided by investing activities was primarily due to proceeds from the sale of the CH&S business in the prior year and higher capital expenditures in the current year associated with Project Ovid.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was primarily due to the period-over-period change in short-term debt, and repurchase of shares of the Company's common stock in the prior year. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has a $1.5 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain our financial covenants and to subsequently remedy a default would impair our ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at March 31, 2023.

At March 31, 2023, the Company had $760 million of outstanding borrowings under the Credit Revolver and approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $720 million.

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $375 million. The Securitization Facility matures in October 2023 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At March 31, 2023, the Company had $90 million outstanding under the Securitization Facility.

Risk Management

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments.

Significant Accounting Policies and Critical Estimates

For further information on significant accounting policies and critical estimates, refer to the Company's most recent Annual Report on Form 10-K, filed on February 15, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2023:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	$—
February	257,230	14.94	—	—
March	—	—	—	—
Total	257,230	$14.94	—
(1)Shares purchased during the three months ended March 31, 2023 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Amendment No. 1, dated March 27, 2023, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time-to-time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 31, 2023, File No. 001-09608).

10.2*
Retirement Agreement between Ravichandra K. Saligram and Newell Brands Inc. dated February 8, 2023, (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.3*	CEO Offer Letter, dated February 9, 2023, (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).
10.4*	Newell Brands Inc. 2023 Long Term Incentive Plan Terms and Conditions, (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).
10.5*
Amendment to the Newell Brands Inc. Executive Severance Plan dated February 8, 2023, (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.6*†	Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives
10.7*†	Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer.
10.8*†	Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the President.
10.9*†	Form of Non-Qualified Stock Option Agreement under the Newell Bands Inc. 2022 Incentive Plan for the Chief Financial Officer.
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	April 28, 2023	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	April 28, 2023	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer