Form 10-Q
period 2023-06-30
NEWELL BRANDS INC.
filed 2023-07-28
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 24, 2023: 414.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,204	$2,534	$4,009	$4,922
Cost of products sold	1,575	1,698	2,898	3,346
Gross profit	629	836	1,111	1,576
Selling, general and administrative expenses	476	504	956	1,022
Restructuring costs, net	22	4	60	9
Impairment of goodwill, intangibles and other assets	11	—	11	—
Operating income	120	328	84	545
Non-operating expenses:
Interest expense, net	76	55	144	114
Other (income) expense, net	9	21	21	(97)
Income (loss) before income taxes	35	252	(81)	528
Income tax provision	17	53	3	101
Net income (loss)	$18	$199	$(84)	$427

Weighted average common shares outstanding:
Basic	414.2	413.8	414.0	417.9
Diluted	415.3	415.7	414.0	420.2

Earnings (loss) per share:
Basic	$0.04	$0.48	$(0.20)	$1.02
Diluted	$0.04	$0.48	$(0.20)	$1.02

Comprehensive income (loss):
Net income (loss)	$18	$199	$(84)	$427
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	(107)	8	(78)
Pension and postretirement costs	—	7	(1)	12
Derivative financial instruments	(7)	11	(17)	11
Total other comprehensive loss, net of tax	(17)	(89)	(10)	(55)
Total comprehensive income (loss)	$1	$110	$(94)	$372

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$317	$287
Accounts receivable, net	1,285	1,250
Inventories	1,937	2,203
Prepaid expenses and other current assets	300	312
Total current assets	3,839	4,052
Property, plant and equipment, net	1,207	1,184
Operating lease assets	550	578
Goodwill	3,310	3,298
Other intangible assets, net	2,612	2,649
Deferred income taxes	794	810
Other assets	708	691
Total assets	$13,020	$13,262
Liabilities:
Accounts payable	$1,013	$1,062
Accrued compensation	128	123
Other accrued liabilities	1,322	1,272
Short-term debt and current portion of long-term debt	597	621
Total current liabilities	3,060	3,078
Long-term debt	4,753	4,756
Deferred income taxes	479	520
Operating lease liabilities	482	512
Other noncurrent liabilities	931	877
Total liabilities	9,705	9,743
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2023 and December 31, 2022)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 439.5 shares and 438.6 shares issued at June 30, 2023 and December 31, 2022, respectively)	440	439
Treasury stock, at cost (25.3 shares and 25.0 shares at June 30, 2023 and December 31, 2022, respectively)	(627)	(623)
Additional paid-in capital	6,945	7,052
Retained deficit	(2,422)	(2,338)
Accumulated other comprehensive loss	(1,021)	(1,011)
Total stockholders’ equity	3,315	3,519
Total liabilities and stockholders’ equity	$13,020	$13,262
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(84)	$427
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	159	147
Impairment of goodwill, intangibles and other assets	11	—
Gain from sale of business	—	(133)
Deferred income taxes	4	312
Stock based compensation expense	20	23
Pension settlement charge	5	—
Other, net	(7)	(1)
Changes in operating accounts excluding the effects of divestiture:
Accounts receivable	(14)	(177)
Inventories	282	(692)
Accounts payable	(54)	106
Accrued liabilities and other	(45)	(462)
Net cash provided by (used in) operating activities	277	(450)
Cash flows from investing activities:
Proceeds from sale of divested business	—	620
Capital expenditures	(142)	(140)
Other investing activities, net	48	19
Net cash provided by (used in) investing activities	(94)	499
Cash flows from financing activities:
Short-term debt, net	(23)	372
Payments on current portion of long-term debt	(1)	(2)
Repurchase of shares of common stock	—	(325)
Cash dividends	(126)	(195)
Equity compensation activity and other, net	(8)	(35)
Net cash used in financing activities	(158)	(185)
Exchange rate effect on cash, cash equivalents and restricted cash	2	(3)
Increase (decrease) in cash, cash equivalents and restricted cash	27	(139)
Cash, cash equivalents and restricted cash at beginning of period	303	477
Cash, cash equivalents and restricted cash at end of period	$330	$338

Supplemental disclosures:
Restricted cash at beginning of period	$16	$37
Restricted cash at end of period	13	15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2023	$439	$(627)	$6,965	$(2,440)	$(1,004)	$3,333
Comprehensive income (loss)	—	—	—	18	(17)	1
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	1	—	10	—	—	11
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315

Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive loss	—	—	—	(84)	(10)	(94)
Dividends declared on common stock - $0.30 per share	—	—	(126)	—	—	(126)
Equity compensation, net of tax	1	(4)	19	—	—	16
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2022	$441	$(623)	$7,384	$(2,307)	$(848)	$4,047
Comprehensive income (loss)	—	—	—	199	(89)	110
Dividends declared on common stock - $0.23 per share	—	—	(95)	—	—	(95)
Equity compensation, net of tax	—	—	10	—	—	10
Common stock purchased and retired	(2)	—	(48)	—	—	(50)
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,108)	$(937)	$4,022

Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158
Comprehensive income (loss)	—	—	—	427	(55)	372
Dividends declared on common stock - $0.46 per share	—	—	(192)	—	—	(192)
Equity compensation, net of tax	2	(14)	22	—	—	10
Common stock purchased and retired	(13)	—	(312)	—	—	(325)
Other	—	—	(1)	—	—	(1)
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,108)	$(937)	$4,022

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
•A prior-year change in method of accounting for certain inventory in the U.S. from the last-in, first-out method to the first-in, first-out method resulted in an $11 million reduction of cost of products sold and increase to income before income taxes, additional income tax provision of $3 million and increase of $8 million to net income in the Company's previously issued unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022;
•A revision associated with an incorrect change in functional currency designation in the prior year resulted in additional expense to record mark to market adjustments of $13 million and $19 million in other (income) expense, net in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, respectively and a reclassification between Accumulated Other Comprehensive Loss and Retained Deficit in the Condensed Consolidated Statement of Stockholder’s Equity of $19 million at June 30, 2022. Refer to Footnote 19 of the Company's most recent Annual Report on Form 10-K, filed on February 15, 2023.

On March 31, 2022, the Company sold its Connected Home & Security (“CH&S”) business to Resideo Technologies, Inc. See Footnotes 2 and 16 for further information.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company's condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, softening global demand, focus by major retailers on the rebalancing of inventory levels, rising interest rates and indirect macroeconomic impacts from the Russia-Ukraine conflict. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year. As consumers continue to face widespread increases in prices and interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment and for the goodwill associated with the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the three and six months ended June 30, 2023, the Company recorded an aggregate non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value. The Company concluded that the Baby reporting unit goodwill was not impaired during the second quarter of 2023. See Footnote 7 for further information.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary and supply chain pressures. Accordingly, the Company’s results of operations and cash flows for the three and six months ended June 30, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

Adoption of New Accounting Guidance

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. This ASU was further updated with the issuance of ASU 2022-06, Reference Rate Reform: Deferral of the Sunset Date of Topic 848, which extends the sunset date of the guidance. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted ASU 2020-04 and it did not have a material impact on its Consolidated Financial Statements.

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

Sales of Accounts Receivables

Factored receivables at June 30, 2023 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $465 million, an increase of approximately $45 million from December 31, 2022. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations.

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

Amounts due under the SCF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and as operating cash flows in the Condensed Consolidated Statement of Cash Flows. At June 30, 2023 and December 31, 2022, outstanding payment obligations under the SCF Program were approximately $92 million and $100 million, respectively.

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
Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2023 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Other comprehensive income (loss) before reclassifications	8	(6)	(11)	(9)
Amounts reclassified to earnings	—	5	(6)	(1)
Net current period other comprehensive income (loss)	8	(1)	(17)	(10)
Balance at June 30, 2023	$(680)	$(310)	$(31)	$(1,021)

Reclassifications from AOCL to the results of operations for the three and six months ended June 30, 2023 and 2022 were pretax (income) expense of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cumulative translation adjustment (1)	$—	$—	$—	$6
Pension and postretirement benefit plans (2)	5	3	5	7
Derivative financial instruments (3)	1	(4)	(8)	(3)

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign currency translation adjustments	$(12)	$19	$(18)	$20
Pension and postretirement benefit costs	1	1	1	1
Derivative financial instruments	(2)	4	(5)	3
Income tax provision (benefit) related to AOCL	$(13)	$24	$(22)	$24

Footnote 4 — Restructuring

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Home and Commercial Solutions	$11	$—	$27	$3
Learning and Development	6	—	11	2
Outdoor and Recreation	2	2	8	2
Corporate	3	2	14	2
	$22	$4	$60	$9

Accrued restructuring costs activity for the six months ended June 30, 2023 was as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at June 30, 2023
Severance and termination costs	$7	$57	$(48)	$—	$16
Contract termination and other costs	—	3	(1)	(1)	1
	$7	$60	$(49)	$(1)	$17

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

During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $17 million and $53 million, respectively, in connection with Project Phoenix.

Network Optimization Project

In May 2023, the Company announced a restructuring and savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. The Company currently estimates that it will incur approximately $37 million to $49 million in restructuring and restructuring-related charges associated with execution of the Network Optimization Project and expects that the costs incurred will be substantially complete by the end of 2024. This estimate of charges consists primarily of $8 million to $11 million related to cash severance payments and other termination benefits and approximately $29 million to $38 million associated with industrial site reductions. The Company expects approximately $35 million to $44 million of the total aggregate charges will be cash expenditures.

During the three and six months June 30, 2023, the Company recorded restructuring charges of $2 million in connection with the project.

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

During the three months ended June 30, 2023 and 2022, the Company recorded other restructuring charges of $3 million and $4 million, respectively and $5 million and $9 million for the six months ended June 30, 2023 and 2022, respectively.

Footnote 5 — Inventories
Inventories are comprised of the following (in millions):

	June 30, 2023	December 31, 2022
Raw materials and supplies	$254	$285
Work-in-process	195	218
Finished products	1,488	1,700
	$1,937	$2,203

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	June 30, 2023	December 31, 2022
Land	$74	$76
Buildings and improvements	659	648
Machinery and equipment	2,437	2,349
	3,170	3,073
Less: Accumulated depreciation	(1,963)	(1,889)
	$1,207	$1,184

Depreciation expense was $51 million and $47 million for the three months ended June 30, 2023 and 2022, respectively, and $105 million and $96 million for the six months ended June 30, 2023 and 2022, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2023 is as follows (in millions):

Segments	Net Book Value at December 31, 2022	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at June 30, 2023
Home and Commercial Solutions	$747	$—	$4,052	$(3,305)	$747
Learning and Development	2,551	12	3,409	(846)	2,563
Outdoor and Recreation	—	—	788	(788)	—
	$3,298	$12	$8,249	$(4,939)	$3,310

Other intangible assets, net, are comprised of the following (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$1,620	$—	$1,620	$1,689	$—	$1,689
Tradenames — other (1)	232	(93)	139	160	(79)	81
Capitalized software	614	(497)	117	602	(481)	121
Patents and intellectual property	22	(18)	4	22	(17)	5
Customer relationships and distributor channels	1,077	(345)	732	1,072	(319)	753
	$3,565	$(953)	$2,612	$3,545	$(896)	$2,649

(1)In connection with the operating model changes associated with Project Phoenix, the Company determined that six tradenames with aggregate carrying values of $70 million no longer met indefinite-lived criteria and were reclassified during the first quarter as finite-lived tradenames, with useful lives ranging from five to ten years.

Amortization expense for intangible assets was $27 million and $24 million for the three months ended June 30, 2023 and 2022, respectively and $54 million and $51 million for the six months ended June 30, 2023 and 2022, respectively.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment and for the goodwill associated with the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the three and six months ended June 30, 2023, the Company recorded an aggregate non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value. The Company concluded that the Baby reporting unit goodwill was not impaired during the second quarter of 2023.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	June 30, 2023	December 31, 2022
Customer accruals	$695	$636
Operating lease liabilities	125	121
Accrued self-insurance liabilities, contingencies and warranty	105	99
Accrued marketing and freight expenses	72	73
Accrued interest expense	70	63
Accrued income taxes	14	53
Other	241	227
	$1,322	$1,272

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2023	December 31, 2022
4.00% senior notes due 2024	$196	$196
4.875% senior notes due 2025	497	496
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,979	1,978
6.375% senior notes due 2027	479	483
6.625% senior notes due 2029	479	481
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility	530	225
Commercial paper	—	359
Receivables facility	66	35
Other debt	2	2
Total debt	5,350	5,377
Short-term debt and current portion of long-term debt	(597)	(621)
Long-term debt	$4,753	$4,756

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

On February 14, 2023, Fitch Ratings downgraded the Company's debt rating to “BB”. This downgrade did not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $375 million. The Securitization Facility matures in October 2023 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2023, the Company had $66 million outstanding under the Securitization Facility.

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

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At June 30, 2023, the Company had $530 million of outstanding borrowings under the Credit Revolver and approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $950 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

Weighted average interest rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total debt	5.3%	4.2%	5.1%	4.3%
Short-term debt	6.8%	2.9%	6.5%	2.6%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2023		December 31, 2022
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,437	$4,752	$4,511	$4,756

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

Fair Value Hedges

At June 30, 2023, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from LIBOR to Secured Overnight Funding Rate (“SOFR”), effective June 1, 2023, in accordance with ASC 848 (see Footnote 1 for further information). The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into additional cross-currency swaps with notional amounts of $500 million, with one maturing in September 2027 and one in September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended June 30, 2023 and 2022, the Company recognized income of $10 million and $6 million, respectively, and income of $21 million and $11 million for the six months ended June 30, 2023 and 2022, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through June 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At June 30, 2023, the Company had approximately $388 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2023, the Company had approximately $1.2 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through May 2024. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$2	$5
Foreign currency contracts	Other accrued liabilities	(16)	(9)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(18)	(14)
Interest rate swaps	Other noncurrent liabilities	(18)	(16)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	23	28
Cross-currency swaps	Other assets	26	45
Cross-currency swaps	Other noncurrent liabilities	(121)	(75)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	7	19
Foreign currency contracts	Other accrued liabilities	(9)	(10)

Total		$(124)	$(27)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
		Gain/(Loss)		Gain/(Loss)
	Location of gain /(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	(9)	—	20	5
Cross-currency swaps	Other (income) expense, net	(49)	—	78	—
Total		$(58)	$(1)	$98	$4

		Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
		Gain/(Loss)		Gain/(Loss)
	Location of gain (loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(3)
Foreign currency contracts	Net sales and cost of products sold	(14)	10	19	6
Cross-currency swaps	Other (income) expense, net	(70)	—	82	—
Total		$(84)	$8	$101	$3

At June 30, 2023, net deferred losses of approximately $17 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended June 30, 2023 and 2022, the Company recognized in other (income) expense, net, expense of $8 million and income of $2 million, respectively, and expense of $18 million and $1 million during the six months ended June 30, 2023 and 2022, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$1	$1	$—	$—	$2	$2
Interest cost	12	7	4	3	23	13	8	5
Expected return on plan assets	(14)	(12)	(3)	(1)	(28)	(24)	(6)	(3)
Amortization	1	4	—	—	2	8	1	1
Settlements	—	—	5	—	—	—	5	—
Total (income) expense	$(1)	$(1)	$7	$3	$(3)	$(3)	$10	$5

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization	$(1)	$(1)	$(3)	$(2)
Total income	$(1)	$(1)	$(3)	$(2)

U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans (“U.K. Plan”), resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations (“PBO”) to covered participants.

In April 2023, the Company also completed a “buy-out” of approximately 7% of the U.K. Plan's PBO. The “buy-out” was completed by the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In connection with this transaction, during the second quarter, the Company recorded a pretax loss of $5 million in other (income) expense, net, in the Company's Condensed Consolidated Statement of Operations, related to the prorated recognition of previously unrecognized actuarial losses reclassified from AOCL to earnings.

The Company anticipates the “buy-out” for the remaining PBO of the U.K. plan to be completed in 2023. The non-cash settlement charge associated with this transaction is expected to be approximately £50 million to £70 million.

Footnote 12 — Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2023 and 2022 was a provision of 48.6% as compared to 21.0%, respectively, resulting from increased discrete tax expense, and provision of 3.7% and of 19.1% for the six months ended June 30, 2023 and 2022, respectively, resulting from more discrete tax expense combined with year to date pretax losses.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2023 and 2022 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and six months ended June 30, 2023 were impacted by certain discrete items. Income tax expense for the three months ended June 30, 2023 included a discrete expense of $6 million associated with a tax basis adjustment on a prior disposition. The six months ended June 30, 2023 also included certain discrete items totaling $4 million of additional income tax expense.

The three and six months ended June 30, 2022 were also impacted by certain discrete items. Income tax expense for the three months ended June 30, 2022 included a discrete benefit of $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations. The six months ended June 30, 2022 also included a discrete benefit of $4 million associated with the approval of certain state tax credits, offset by $15 million of tax expense related to the divestiture of the CH&S business.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination.

Footnote 13 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	414.2	413.8	414.0	417.9
Dilutive securities (1)	1.1	1.9	—	2.3
Diluted weighted average shares outstanding	415.3	415.7	414.0	420.2

(1)The six months ended June 30, 2023 excludes 1.2 million of potentially dilutive share-based awards as their effect would be anti-dilutive.

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the six months ended June 30, 2023, the Company granted 1.6 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $23 million and entitle the recipients to shares of the Company’s common stock primarily at the end of a three-year vesting period. The actual number of shares that will ultimately vest is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2023, the Company also granted 2.9 million time-based RSUs with an aggregate grant date fair value of $41 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year period.

During the six months ended June 30, 2023, the Company also granted 0.5 million time-based stock options with an aggregate grant date fair value of $2 million. These stock options entitle the recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant dates and vest on the specified anniversaries of the grant dates.

The weighted average assumptions used to determine the fair value of stock options granted for the six months ended June 30, 2023, were as follows:

Risk-free interest rates	3.6%
Expected volatility	42.1%
Expected dividend yield	4.4%
Expected life (in years)	6.9
Exercise price	$12.86

Special Incentive Program

As disclosed in our Current Report on Form 8-K filed with the SEC on May 19, 2023, the Company adopted the 2023 Special Incentive Program Terms and Conditions (the “SIP”) to incentivize performance against multi-year financial goals and to aid in the retention of certain Company executives.

On July 5, 2023, pursuant to the SIP, the Company granted 2.6 million performance-based RSUs, which had an aggregate grant date fair value of $22 million, to the Company’s President and Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”). These performance-based RSUs granted pursuant to the SIP, entitle the recipients to shares of the Company’s common stock and vest on February 27, 2026, subject to the achievement of the applicable performance goals.

The Company granted on July 5, 2023 an additional 1.9 million performance-based RSUs, which had an aggregate grant date fair value of $16 million, to certain key executives other than the CEO and CFO. These performance-based RSUs granted pursuant to the SIP entitle the recipients to shares of the Company’s common stock and vest as follows: 70% of the total grant will vest on the two-year anniversary of the grant date, and the remaining 30% of the total grant will vest on the three-year anniversary of the grant date, subject to the achievement of applicable performance measures.

The Company granted on July 5, 2023 an additional 1.3 million time-based RSUs, which had an aggregate grant date fair value of $11 million, to certain key executives other than the CEO and CFO. These time-based RSUs granted pursuant to the SIP entitle the recipients to shares of the Company’s common stock and will fully vest on the one-year anniversary of the date of grant.

The vesting of all grants pursuant to the SIP are subject to continued employment with the Company.

Share Repurchase Program

On February 6, 2022, the Company's Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective through its expiration date of December 31, 2022. Under the SRP, the Company was permitted to purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $25.86 per share, the closing price of the Company's common shares on February 18, 2022. During the three months ended June 30, 2022, the Company repurchased approximately $50 million of its shares of common stock at an average price of $22.01 per share.

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	June 30, 2023				December 31, 2022
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$58	$—	$58	$—	$97	$—	$97
Liabilities	—	(182)	—	(182)	—	(124)	—	(124)
Investment securities, including mutual funds	16	—	—	16	14	—	—	14

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

During the second quarter of 2023, one tradename in the Home and Commercial Solutions segment was measured at fair value of $60 million. See Footnote 7 for further information.

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales (1)
Home and Commercial Solutions (3)	$1,058	$1,242	$2,029	$2,592
Learning and Development	813	865	1,377	1,515
Outdoor and Recreation	333	427	603	815
	$2,204	$2,534	$4,009	$4,922

Operating income (loss) (2)
Home and Commercial Solutions (3)	$(21)	$74	$(58)	$163
Learning and Development	188	245	260	383
Outdoor and Recreation	5	48	4	94
Corporate	(52)	(39)	(122)	(95)
	$120	$328	$84	$545

			June 30, 2023	December 31, 2022
Segment assets
Home and Commercial Solutions			$5,045	$5,243
Learning and Development			4,465	4,494
Outdoor and Recreation			881	920
Corporate			2,629	2,605
			$13,020	$13,262

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
(3)Home and Commercial Solutions net sales and operating income for the first quarter of 2022 include the CH&S business prior to its sale.

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	$378	$429	$726	$830
Kitchen	549	650	1,008	1,292
Home Fragrance	131	163	295	361
Connected Home and Security	—	—	—	109
Home and Commercial Solutions	1,058	1,242	2,029	2,592

Baby	251	313	468	604
Writing	562	552	909	911
Learning and Development	813	865	1,377	1,515

Outdoor and Recreation	333	427	603	815

TOTAL	$2,204	$2,534	$4,009	$4,922

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three months ended June 30,
	2023			2022
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$698	$360	$1,058	$863	$379	$1,242
Learning and Development	609	204	813	656	209	865
Outdoor and Recreation	188	145	333	237	190	427
	$1,495	$709	$2,204	$1,756	$778	$2,534

	Six months ended June 30,
	2023			2022
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,341	$688	$2,029	$1,838	$754	$2,592
Learning and Development	1,004	373	1,377	1,124	391	1,515
Outdoor and Recreation	334	269	603	447	368	815
	$2,679	$1,330	$4,009	$3,409	$1,513	$4,922

Footnote 17 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. Since January 2023, the Company has been discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which now relates to certain time periods within the Company's 2016 and 2017 fiscal years. Although the Company cannot predict the ultimate outcome of the SEC investigation with certainty, it believes that the resolution of the SEC investigation will not have a material effect on the Company’s Condensed Consolidated Financial Statements. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations described in Footnote 12 - Income Taxes in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 15, 2023.

Securities Litigation

The Company and certain of its current and former officers and directors were named as defendants in a securities class action lawsuit filed in the Superior Court of New Jersey, Hudson County, on behalf of all persons who acquired Company common stock pursuant to the S-4 registration statement and prospectus issued in connection with the April 2016 acquisition of Jarden Corporation (the “Registration Statement”). The action was filed on September 6, 2018 and was captioned Oklahoma Firefighters Pension and Retirement System v. Newell Brands Inc., et al., Civil Action No. HUD-L-003492-18 (“Oklahoma Firefighters”). In October 2022, the Company entered into a settlement agreement to resolve the claims asserted in this lawsuit. Under the settlement, the Company agreed to create a settlement fund of approximately $103 million for the benefit of the class, subject to certain exclusions, which was predominantly funded by insurance proceeds. Both the settlement and the insurance receivable were recorded during the third quarter of 2022. The amount not funded by available insurance proceeds, which is not material to the Company, was expensed during the third quarter of 2022. In the fourth quarter of 2022, the Court granted the plaintiff's motion for preliminary approval of the settlement, and the Company and its insurers paid the required amount into the settlement fund. On February 10, 2023, the Court granted the plaintiff's motion for final approval of settlement. The deadline to appeal the order granting final approval of the settlement has expired and the settlement is final.

Certain of the Company’s current and former officers and directors have been named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company's current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation that was previously pending in the United States District Court for the District of New Jersey. That matter was dismissed by the District Court on January 10, 2020, and the dismissal was affirmed by the United States District Court of Appeals for the Third Circuit on December 1, 2020. The Streicher Derivative Action and the Martindale Derivative Action have been consolidated and the case is now known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleges, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. These derivative complaints seek damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

In March 2021, the United States District Court for the District of Delaware stayed the Newell Brands Derivative Action pending the resolution of any motions for summary judgment filed in Oklahoma Firefighters, referenced above, and stayed the Weber Derivative Action pending final disposition of Oklahoma Firefighters. On January 31, 2023, Plaintiff Streicher voluntarily dismissed herself from the Newell Brands Derivative Action without prejudice. On May 30, 2023, the United States District Court for the District of Delaware continued the stays of the Newell Brands Derivative Action and the Weber Derivative Action for an additional ninety days.

On May 26, 2023, Plaintiff Streicher filed a new putative derivative complaint, Streicher v. Polk, et al., in the Superior Court of New Jersey, Law Division: Hudson County (the “New Jersey Derivative Action” and, collectively with the Newell Brands Derivative Action and the Weber Derivative Action, the “Derivative Actions”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the New Jersey Derivative Action alleges breaches of fiduciary duty. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action and the Weber Derivative Action. On June 7, 2023, Plaintiff Streicher filed a Stipulation of Settlement (the “Stipulation”) and Motion for Preliminary Approval of Settlement in the New Jersey Derivative Action. The proposed settlement as set forth in the Stipulation provides for, among other things, a full release of the claims that the plaintiffs or any other Company stockholder asserted or could have asserted in the Derivative Actions against any of the defendants named in those actions, in exchange for the Company’s agreement to implement and/or maintain certain corporate governance measures, as more fully described in the Stipulation and Notice of Proposed Derivative Settlement as filed by the Company with the SEC on a Current Report on Form 8-K dated June 29, 2023 (the “Settlement”). On June 27, 2023, the Superior Court of Hudson County, New Jersey issued an order preliminarily approving the proposed Settlement as set forth in the Stipulation. The Settlement is subject to final consideration at a hearing to be held on August 25, 2023. The Settlement, if finally approved, will cause the dismissal with prejudice of each of the Derivative Actions.
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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2023 was $37 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

The U.S. EPA has issued General Notice Letters to over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), alleging that they are PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is the subject of investigation and remedial activities and related settlement negotiations with the U.S. EPA. The Site is divided into four “operable units,” and the Company Parties have received General Notice Letters in connection with operable Unit 2, which comprises the lower 8.3 miles of the Lower Passaic River and its tributaries (“Unit 2”), and operable Unit 4, which comprises a 17-mile stretch of the Lower Passaic River and its tributaries (“Unit 4”). Unit 2 is geographically subsumed within Unit 4. In October 2021, the U.S. EPA issued a Record of Decision for an interim remedy for the upper 9 miles of Unit 4, selecting a combination of dredging and capping as the remedial alternative, which the U.S. EPA estimates will cost $441 million in the aggregate. The U.S. EPA also performed a Source Control Early Action Focused Feasibility Study for Unit 2, which culminated in a Record of Decision in 2016. The U.S. EPA estimates that the selected remedy for Unit 2 set forth in its Record of Decision will cost $1.4 billion in the aggregate.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021, the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L. (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was recently filed against USPC.

During the fourth quarter of 2022, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. During the three months ended March 31, 2023, the Company paid the estimated liability to the relevant taxing authorities. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any additional amounts it may be required to pay will not have a material effect on the Company’s future Condensed Consolidated Financial Statements.

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

At June 30, 2023, the Company had approximately $40 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to, those described in Footnote 17 of the Notes to Unaudited Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
•the Company's ability to effectively execute its turnaround plan, including Project Ovid, Project Phoenix and the Network Optimization Project;
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
•the impact of United States and foreign regulations on the Company’s operations, including the impact of tariffs, product regulation and legislation and environmental remediation costs and legislation and regulatory actions related to data privacy and climate change;
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
•significant increases in the funding obligations related to the Company’s pension plans; and

•other factors listed from time to time in our SEC filings, including, but not limited to our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and other filings.
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

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in nearly 200 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

New Business Strategy

Following a comprehensive assessment of key capabilities, effective the second quarter of 2023, the leadership team began implementing an integrated set of new “where to play” and “how to win” strategies designed to enable the Company to leverage the scale of the portfolio, while further building upon its operational foundation and strengthening its front-end capabilities.

As part of its strategy, the Company is focused on:

•Driving meaningful improvement in front-end capabilities, including consumer understanding, brand management, brand communications, innovation and go-to-market execution;
•Disproportionately investing in the Company's largest and most profitable brands, fastest-growing channels, major retailers and key geographies;
•Turning the Company's scale into a competitive advantage, enabling cost savings that provide fuel for reinvestment; and
•Transitioning to a high-performance organization as the Company transforms its culture.

The Company is implementing this strategy while continuing to address key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a softening macro backdrop; significant inflationary pressures, and an evolving regulatory landscape.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which completed its first phase go-live during the third quarter of 2022 and its second phase go-live during the first quarter of 2023, is expected to leverage technology to further simplify the organization by harmonizing and automating processes. Project Ovid is designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative is intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model is also expected to drive efficiencies by better utilizing the Company's transportation and distribution network and consolidating the number of overall distribution sites.

In May 2023, the Company announced a restructuring and savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. The Company expects to incur $30 million to $40 million in capital expenditures related to the Network Optimization Project.

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

In addition, the Company's ongoing review of its operating footprint and non-core brands will result in future restructuring charges.

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

Recent Developments

Current Macroeconomic Conditions

The Company continues to be impacted by inflationary pressures, softening global demand, focus by major retailers on the rebalancing of inventory levels, rising interest rates and indirect macroeconomic impacts from the Russia-Ukraine conflict. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year.

To help mitigate the negative impact of these conditions to the operating performance of its businesses, the Company has secured selective pricing increases, accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans, and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term, including the strategic initiatives described in the preceding section.

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

Network Optimization Project

The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $2 million in connection with the project. See Footnote 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the three and six months ended June 30, 2023, the Company recorded restructuring-related charges of $7 million in connection with the project.

Project Phoenix

During the three and six months ended June 30, 2023, the Company recorded restructuring charges of $17 million and $53 million, respectively, in connection with the Project Phoenix. See Footnote 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the three and six months ended June 30, 2023, the Company recorded restructuring-related charges of $4 million and $10 million, respectively, in connection with the project.

Goodwill and Other Indefinite-Lived Intangible Asset Impairment

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment and for the goodwill associated with the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the three and six months ended June 30, 2023, the Company recorded an aggregate non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value. The Company concluded that the Baby reporting unit goodwill was not impaired during the second quarter of 2023. See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for further information.

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

On February 14, 2023, Fitch Ratings downgraded the Company's debt rating to “BB”. This downgrade did not impact the interest rates on any of the Company's senior notes.

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

Results of Operations

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,204	$2,534	$(330)	(13.0)%
Gross profit	629	836	(207)	(24.8)%
Gross margin	28.5%	33.0%

Operating income	120	328	(208)	(63.4)%
Operating margin	5.4%	12.9%

Interest expense, net	76	55	21	38.2%
Other expense, net	9	21	(12)	(57.1)%
Income before income taxes	35	252	(217)	(86.1)%
Income tax provision	17	53	(36)	(67.9)%
Income tax rate	48.6%	21.0%

Net income	$18	$199	$(181)	(91.0)%

Diluted earnings per share attributable to common shareholders	$0.04	$0.48

Net sales for the three months ended June 30, 2023 decreased 13%. Net sales were unfavorably impacted by softening global demand, as major retailers significantly pulled back on orders to rebalance inventory levels and the impact of inflation continued to pressure consumer spending, partially offset by early order timing ahead of a price increase taking effect in the third quarter of 2023 for certain product lines and ahead of the back to school season, as well as pricing actions by the Company. Changes in foreign currency unfavorably impacted net sales by $17 million, or 1%.

Gross profit decreased 25% and gross margin decreased to 28.5% as compared with 33.0% in the prior year period. The decrease in gross margin was driven by lower gross profit leverage, higher restructuring-related charges and input cost inflation, partially offset by favorable pricing and gross productivity. Changes in foreign currency exchange rates unfavorably impacted gross profit by $9 million or 1%.

Notable items impacting operating income for the three months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,
	2023	2022	$ Change
Impairment of intangible and other assets (See Footnotes 1 and 7)	$11	$—	$11
Restructuring (See Footnote 4) and restructuring-related costs (a)	39	6	33
Transactions costs and other (b)	12	4	8

(a)Restructuring-related costs reported in cost of goods sold and selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2023 were $26 million and net recovery of $9 million, respectively, and primarily relate to facility closures. For the three months ended June 30, 2022, restructuring-related costs reported in cost of sales and SG&A were $2 million, net and primarily relate to facility closures. Restructuring costs were $22 million and $4 million for the three months ended June 30, 2023 and 2022, respectively.
(b)Transactions and other costs for the three months ended June 30, 2023 and 2022 primarily related to costs for certain legal proceedings and completed divestitures.

Operating income decreased to $120 million as compared to $328 million in the prior year period. The decrease in operating income reflects impact of lower gross profit, higher restructuring and restructuring-related charges, primarily in connection with Project Phoenix and the Network Optimization Project, and non-cash impairment charges primarily related to an indefinite-lived tradename, partially offset by lower advertising and promotion costs and savings from restructuring actions.

Interest expense, net increased primarily due to higher interest rates and debt levels, partially offset by higher interest income. The weighted average interest rates for the three months ended June 30, 2023 and 2022 were approximately 5.3% and 4.2%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended June 30, 2023 and 2022 includes the following items:

	Three Months Ended June 30,
	2023	2022
Foreign exchange losses, net	$3	$23
Gain on disposition of businesses (See Footnote 2)	—	(3)
Pension settlement costs (See Footnote 11)	5	—
Other losses, net	1	1
	$9	$21

Income tax provision for the three months ended June 30, 2023 was $17 million as compared to $53 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 was 48.6%, resulting from increased discrete tax expense, as compared to 21.0% for the three months ended June 30, 2022.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$1,058	$1,242	$(184)	(14.8)%

Operating income (loss)	(21)	74	(95)	NM
Operating margin	(2.0)%	6.0%

Notable items impacting operating income (loss) comparability:
Impairment of intangible and other assets (See Footnotes 1 and 7)	$10	$—
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the three months ended June 30, 2023 decreased 15%, which reflected softening global demand across all businesses, slightly offset by early order timing ahead of a price increase taking effect in the third quarter of 2023 for certain product lines and by pricing actions. Changes in foreign currency unfavorably impacted net sales by $10 million, or 1%.

Operating loss for the three months ended June 30, 2023 was $21 million as compared to operating income of $74 million in the prior year period. This decrease in operating results is primarily due to lower gross profit leverage, product mix and input cost inflation, higher restructuring and restructuring-related charges in connection with Project Phoenix and non-cash impairment charges primarily related to an indefinite-lived tradename, partially offset by gross productivity, lower advertising and promotion costs and savings from restructuring actions.

Learning and Development

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$813	$865	$(52)	(6.0)%

Operating income	188	245	(57)	(23.3)%
Operating margin	23.1%	28.3%

Learning and Development net sales for the three months ended June 30, 2023 decreased 6%. Growth in the Writing business was offset by a decline in the Baby business. The Writing business performance reflected pricing actions, innovation and early order timing ahead of the back to school season, partially offset by softening demand in certain categories. The Baby business reflects softening demand in certain categories and lower sales to a customer that recently declared bankruptcy, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $3 million.

Operating income for the three months ended June 30, 2023 decreased to $188 million as compared to $245 million in the prior-year period. The decrease in operating income is primarily due to lower gross profit leverage and input cost inflation, as well as higher restructuring and restructuring-related charges primarily related to Project Phoenix, partially offset by gross productivity and savings from restructuring actions.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$333	$427	$(94)	(22.0)%

Operating income	5	48	(43)	(89.6)%
Operating margin	1.5%	11.2%

Outdoor and Recreation net sales for the three months ended June 30, 2023 decreased 22%, reflecting softening global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $4 million or 1%.

Operating income for the three months ended June 30, 2023 was $5 million as compared to $48 million in the prior-year period. The decline was due to lower gross profit leverage, product mix and higher restructuring-related charges, partially offset by gross productivity and savings from restructuring actions.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$4,009	$4,922	$(913)	(18.5)%
Gross profit	1,111	1,576	(465)	(29.5)%
Gross margin	27.7%	32.0%

Operating income	84	545	(461)	(84.6)%
Operating margin	2.1%	11.1%

Interest expense, net	144	114	30	26.3%
Other (income) expense, net	21	(97)	118	NM
Income (loss) before income taxes	(81)	528	(609)	NM
Income tax provision	3	101	(98)	(97.0)%
Income tax rate	(3.7)%	19.1%

Net income (loss)	$(84)	$427	$(511)	NM

Diluted earnings (loss) per share attributable to common shareholders	$(0.20)	$1.02
NM - NOT MEANINGFUL

Net sales for the six months ended June 30, 2023 decreased 19%. Net sales were unfavorably impacted by softening global demand, as major retailers significantly pulled back on orders to rebalance inventory levels and the impact of inflation continued to pressure consumer spending, and category exits, primarily in the Home and Commercial Solutions segment, partially offset by early order timing ahead of a price increase taking effect in the third quarter of 2023 for certain product lines and ahead of the back to school season, as well as pricing actions by the Company. The sale of the CH&S business at the end of the first quarter of 2022, negatively impacted net sales by approximately 2%. Changes in foreign currency unfavorably impacted net sales by $66 million, or 1%.

Gross profit decreased 30% compared to prior year. Gross margin declined to 27.7% as compared with 32.0% in the prior year period. The decrease in gross margin was driven by lower gross profit leverage, higher restructuring-related charges and input cost inflation. The gross margin decline was partially offset by favorable pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business in the prior year. Changes in foreign currency exchange rates unfavorably impacted gross profit by $34 million, or 2%.

Notable items impacting operating income for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change
Impairment of intangible and other assets (See Footnotes 1 and 7)	$11	$—	$11
Restructuring (See Footnote 4) and restructuring-related costs (a)	90	17	73
Transactions costs and other (b)	21	12	9

(a)Restructuring-related costs reported in cost of goods sold and SG&A for the six months ended June 30, 2023 was $31 million and recovery of $1 million, respectively, and primarily relate to facility closures. For the six months ended June 30, 2022, restructuring-related costs reported in cost of sales was $8 million, and primarily relate to facility closures. Restructuring costs were $60 million and $9 million for the six months ended June 30, 2023 and 2022, respectively.
(b)Transaction and other costs for the six months ended June 30, 2023 and 2022 primarily relate to expenses associated with certain legal proceedings. and completed divestitures.

Operating income was $84 million as compared to $545 million in the prior year period. The decline reflects lower gross profit, higher restructuring and restructuring-related charges, primarily in connection with Project Phoenix and the Network Optimization Project, and non-cash impairment charges primarily related to an indefinite-lived tradename, partially offset by lower advertising and promotion costs, savings from restructuring actions and an employee retention credit in connection with the CARES Act.

Interest expense, net increased primarily due to higher interest rates and debt levels, partially offset by higher interest income. The weighted average interest rates for the six months ended June 30, 2023 and 2022 were approximately 5.1% and 4.3%, respectively. See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for six months ended June 30, 2023 and 2022 includes the following items:

	Six Months Ended June 30,
	2023	2022
Foreign exchange losses, net	$5	$35
Gain on disposition of business (See Footnote 2)	—	(133)
Pension settlement costs (See Footnote 11)	5	—
Other losses, net	11	1
	$21	$(97)

The income tax provision for the six months ended June 30, 2023 was $3 million as compared to $101 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 was 3.7%, resulting from more discrete tax expense combined with year to date pretax losses, as compared to 19.1% for the six months ended June 30, 2022.

See Footnote 12 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K for information regarding the inherent uncertainty associated with the Company's position on certain U.S. Treasury Regulations.

Business Segment Operating Results

Home and Commercial Solutions

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,029	$2,592	$(563)	(21.7)%

Operating income (loss)	(58)	163	(221)	NM
Operating margin	(2.9)%	6.3%

Notable items impacting operating income (loss) comparability:
Impairment of intangible and other assets (See Footnotes 1 and 7)	$10	$—
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the six months ended June 30, 2023 decreased 22%, which reflected softening demand across all businesses, the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 4%, and certain category exits in the Kitchen business. The net sales decline was partially offset by pricing actions and early order timing ahead of a price increase taking effect in the third quarter of 2023 for certain product lines. Changes in foreign currency unfavorably impacted net sales by $33 million, or 1%.

Operating loss for the six months ended June 30, 2023 was $58 million as compared to operating income of $163 million in the prior year. The decrease in operating results is primarily due to lower gross profit leverage, product mix and input cost inflation, higher restructuring and restructuring-related charges in connection with Project Phoenix, non-cash impairment charges primarily related to an indefinite-lived tradename, as well as the unfavorable impact from the sale of the CH&S business in the prior year, partially offset by gross productivity, lower advertising and promotion costs and savings from restructuring actions.

Learning and Development

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$1,377	$1,515	$(138)	(9.1)%

Operating income	260	383	(123)	(32.1)%
Operating margin	18.9%	25.3%

Learning and Development net sales for the six months ended June 30, 2023 decreased 9%, reflecting declines, mostly in the Baby business. The Writing business performance reflected pricing actions, innovation and early order timing ahead of the back to school season, partially offset by softening demand in certain categories. Pricing actions in the Baby business were more than offset by softening demand in certain categories and lower sales to a customer that recently declared bankruptcy. Changes in foreign currency unfavorably impacted net sales by $17 million, or 1%.

Operating income for the six months ended June 30, 2023 decreased to $260 million as compared to $383 million in the prior-year period. The decrease in operating income is primarily due to lower gross profit leverage, input cost inflation, as well as higher restructuring and restructuring-related charges primarily related to Project Phoenix, partially offset by gross productivity and savings from restructuring actions.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$603	$815	$(212)	(26.0)%

Operating income	4	94	(90)	(95.7)%
Operating margin	0.7%	11.5%

Outdoor and Recreation net sales for the six months ended June 30, 2023 decreased 26% primarily reflecting softening global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $16 million or 2%.

Operating income for the six months ended June 30, 2023 was $4 million as compared to $94 million in the prior-year period. The decline was primarily due to lower gross profit leverage, product mix and higher restructuring and restructuring-related charges in connection with Project Phoenix, partially offset by gross productivity and savings from restructuring actions.
Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of this rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in New Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver.

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

At June 30, 2023, the Company had cash and cash equivalents of approximately $317 million, of which approximately $266 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2023 and 2022 (in millions):

	2023	2022	Increase (Decrease)
Cash provided by (used in) operating activities	$277	$(450)	$727
Cash provided by (used in) investing activities	(94)	499	(593)
Cash used in financing activities	(158)	(185)	27
Exchange rate effect on cash, cash equivalents and restricted cash	2	(3)	5
Increase (decrease) in cash, cash equivalents and restricted cash	$27	$(139)	$166

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects a reduction of working capital and lower incentive compensation payments in the current year, partially offset by lower operating income and higher restructuring payments.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to proceeds from the sale of the CH&S business in the prior year.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the period-over-period change in short-term debt, a reduction of the quarterly dividend payment in the current year, commencing with the second quarter payment, and repurchase of shares of the Company's common stock in the prior year. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has a $1.5 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain our financial covenants and to subsequently remedy a default would impair our ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at June 30, 2023.

At June 30, 2023, the Company had $530 million of outstanding borrowings under the Credit Revolver and approximately $22 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $950 million.

The Company maintains an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility is $375 million. The Securitization Facility matures in October 2023 and bears interest at a margin over a variable interest rate. The maximum availability under the Securitization Facility fluctuates based on eligible accounts receivable balances. At June 30, 2023, the Company had $66 million outstanding under the Securitization Facility.

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

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally one level below the operating segment level. The Company’s operations are comprised of six reporting units, within its three primary operating segments.

The quantitative goodwill impairment testing requires significant use of judgment and assumptions, such as the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value. The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. The Company estimated the fair values of its reporting units based on discounted cash flow methodology reflecting its latest projections which included, among other things, the impact of significant input cost inflation at the time the Company performed its impairment testing.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company used a quantitative approach, which involves comparing the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit.

The Company performed an impairment test and determined that the Baby reporting unit goodwill was not impaired. A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value to the Baby reporting unit would have resulted in an impairment charge of approximately $10 million against its goodwill carrying value of $660 million.

The Company has experienced headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers that impacted the Baby business within the Learning and Development segment. Further declines in anticipated consumer spending or an inability to achieve expected margin improvements on sales of Baby products could result in declines in the fair value of the business that may result in goodwill impairment charges.

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

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit, in the Home and Commercial Solutions segment. The Company performed a quantitative impairment test and determined that an indefinite-lived tradename in the Home Fragrance reporting unit noted above was impaired. During the three and six months ended June 30, 2023, the Company recorded an aggregate non-cash impairment charge of $8 million, as the carrying value exceeded its fair value. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method to determining the fair value of this indefinite-lived intangible would have resulted in an incremental impairment charge on the Home and Commercial Solutions segment of $6 million.

The Company has experienced headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, most notably in the Home and Commercial Solutions and Outdoor and Recreation segments. As a result, the Company may identify future triggering events for these segments, other segments or other indefinite-lived tradenames, including an indefinite-lived tradename in the Home and Commercial Solutions segment which has a carrying value of $553 million, and an indefinite-lived tradename in the Outdoor and Recreation segment which has a carrying value of $58 million. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending continue to decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2023:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	4,326	$12.15	—	$—
May	3,099	9.69	—	—
June	28,947	8.34	—	—
Total	36,372	$8.90	—
(1)Shares purchased during the three months ended June 30, 2023 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	By-Laws of Newell Brands Inc., as amended on May 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 19, 2023, File No. 001-09608).
10.1*	Newell Brands Inc. 2023 Special Incentive Program Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 19, 2023, File No. 001-09608).
10.2*†	Form of 2023 Newell Brands Special Incentive Program RSU Award for President and CEO under the Newell Brands Inc. 2022 Incentive Plan.
10.3*†	Form of 2023 Newell Brands Special Incentive Program RSU Award for CFO under the Newell Brands Inc. 2022 Incentive Plan.
10.4*†	Form of 2023 Newell Brands Special Incentive Program RSU Award for Executives under the Newell Brands Inc. 2022 Incentive Plan.
10.5*†	Form of 2023 Non-Employee Director Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan.
10.6*†	Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan.
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	July 28, 2023	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	July 28, 2023	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer