Form 10-Q
period 2023-09-30
NEWELL BRANDS INC.
filed 2023-10-27
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 23, 2023: 414.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,048	$2,252	$6,057	$7,174
Cost of products sold	1,427	1,594	4,325	4,940
Gross profit	621	658	1,732	2,234
Selling, general and administrative expenses	501	467	1,457	1,489
Restructuring costs, net	16	3	76	12
Impairment of goodwill, intangibles and other assets	263	148	274	148
Operating income (loss)	(159)	40	(75)	585
Non-operating expenses:
Interest expense, net	69	57	213	171
Other (income) expense, net	70	24	91	(73)
Income (loss) before income taxes	(298)	(41)	(379)	487
Income tax provision (benefit)	(80)	(60)	(77)	41
Net income (loss)	$(218)	$19	$(302)	$446

Weighted average common shares outstanding:
Basic	414.2	413.6	414.1	416.4
Diluted	414.2	414.6	414.1	418.3

Earnings (loss) per share:
Basic	$(0.53)	$0.05	$(0.73)	$1.07
Diluted	$(0.53)	$0.05	$(0.73)	$1.07

Comprehensive income (loss):
Net income (loss)	$(218)	$19	$(302)	$446
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	(94)	(8)	(172)
Pension and postretirement costs	53	8	52	20
Derivative financial instruments	9	8	(8)	19
Total other comprehensive income (loss), net of tax	46	(78)	36	(133)
Total comprehensive income (loss)	$(172)	$(59)	$(266)	$313

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$396	$287
Accounts receivable, net	1,212	1,250
Inventories	1,778	2,203
Prepaid expenses and other current assets	362	312
Total current assets	3,748	4,052
Property, plant and equipment, net	1,202	1,184
Operating lease assets	521	578
Goodwill	3,049	3,298
Other intangible assets, net	2,550	2,649
Deferred income taxes	783	810
Other assets	719	691
Total assets	$12,572	$13,262

Liabilities:
Accounts payable	$1,084	$1,062
Accrued compensation	150	123
Other accrued liabilities	1,409	1,272
Short-term debt and current portion of long-term debt	376	621
Total current liabilities	3,019	3,078
Long-term debt	4,737	4,756
Deferred income taxes	393	520
Operating lease liabilities	458	512
Other noncurrent liabilities	839	877
Total liabilities	9,446	9,743
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2023 and December 31, 2022)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 439.5 shares and 438.6 shares issued at September 30, 2023 and December 31, 2022, respectively)	440	439
Treasury stock, at cost (25.3 shares and 25.0 shares at September 30, 2023 and December 31, 2022, respectively)	(627)	(623)
Additional paid-in capital	6,928	7,052
Retained deficit	(2,640)	(2,338)
Accumulated other comprehensive loss	(975)	(1,011)
Total stockholders’ equity	3,126	3,519
Total liabilities and stockholders’ equity	$12,572	$13,262
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(302)	$446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	240	222
Impairment of goodwill, intangibles and other assets	274	148
Gain from sale of business	—	(136)
Deferred income taxes	(108)	215
Stock based compensation expense	32	8
Pension settlement charge	66	—
Other, net	3	(2)
Changes in operating accounts excluding the effects of divestiture:
Accounts receivable	26	(165)
Inventories	411	(754)
Accounts payable	31	(143)
Accrued liabilities and other	6	(406)
Net cash provided by (used in) operating activities	679	(567)
Cash flows from investing activities:
Proceeds from sale of divested business	—	616
Capital expenditures	(209)	(221)
Other investing activities, net	62	25
Net cash provided by (used in) investing activities	(147)	420
Cash flows from financing activities:
Net payments of short-term debt	(244)	—
Net proceeds from issuance of long-term debt	—	990
Payments on current portion of long-term debt	(2)	(2)
Repurchase of shares of common stock	—	(325)
Cash dividends	(155)	(290)
Equity compensation activity and other, net	(4)	(29)
Net cash provided by (used in) financing activities	(405)	344
Exchange rate effect on cash, cash equivalents and restricted cash	(8)	(13)
Increase in cash, cash equivalents and restricted cash	119	184
Cash, cash equivalents and restricted cash at beginning of period	303	477
Cash, cash equivalents and restricted cash at end of period	$422	$661

Supplemental disclosures:
Restricted cash at beginning of period	$16	$37
Restricted cash at end of period	26	25
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315
Comprehensive income (loss)	—	—	—	(218)	46	(172)
Dividends declared on common stock - $0.07 per share	—	—	(29)	—	—	(29)
Equity compensation, net of tax	—	—	12	—	—	12
Balance at September 30, 2023	$440	$(627)	$6,928	$(2,640)	$(975)	$3,126

Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(302)	36	(266)
Dividends declared on common stock - $0.37 per share	—	—	(155)	—	—	(155)
Equity compensation, net of tax	1	(4)	31	—	—	28
Balance at September 30, 2023	$440	$(627)	$6,928	$(2,640)	$(975)	$3,126

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2022	$439	$(623)	$7,251	$(2,108)	$(937)	$4,022
Comprehensive income (loss)	—	—	—	19	(78)	(59)
Dividends declared on common stock - $0.23 per share	—	—	(93)	—	—	(93)
Equity compensation, net of tax	—	—	(15)	—	—	(15)
Balance at September 30, 2022	$439	$(623)	$7,143	$(2,089)	$(1,015)	$3,855

Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158
Comprehensive income (loss)	—	—	—	446	(133)	313
Dividends declared on common stock - $0.69 per share	—	—	(285)	—	—	(285)
Equity compensation, net of tax	2	(14)	7	—	—	(5)
Common stock purchased and retired	(13)	—	(312)	—	—	(325)
Other	—	—	(1)	—	—	(1)
Balance at September 30, 2022	$439	$(623)	$7,143	$(2,089)	$(1,015)	$3,855

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
•A prior-year change in method of accounting for certain inventory in the U.S. from the last-in, first-out method to the first-in, first-out method resulted in a $5 million and $16 million reduction of cost of products sold and corresponding increase to operating income and income before income taxes, additional income tax provision of $1 million and $4 million and increase of $4 million and $12 million to net income in the Company's previously issued unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022, respectively;
•A revision associated with an incorrect change in functional currency designation in the prior year resulted in additional expense to record mark to market adjustments of $16 million and $35 million in other (income) expense, net in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022, respectively, and a reclassification between Accumulated Other Comprehensive Loss and Retained Deficit in the Condensed Consolidated Statement of Stockholder’s Equity of $35 million at September 30, 2022. Refer to Footnote 19 of the Company's most recent Annual Report on Form 10-K, filed on February 15, 2023.

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

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the Learning and Development segment, and for an indefinite-lived tradename in the Outdoor and Recreation segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill and the indefinite-lived tradename in the Outdoor and Recreation segment were impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $241 million for the Baby reporting unit goodwill and $22 million for the indefinite-lived tradename in the Outdoor and Recreation segment, as the carrying values exceeded their fair values. See Footnote 7 for further information.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment and for the goodwill associated with the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value. The Company concluded that the Baby reporting unit goodwill was not impaired during the second quarter of 2023. See Footnote 7 for further information.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary and supply chain pressures. Accordingly, the Company’s results of operations and cash flows for the three and nine months ended September 30, 2023 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

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

Sales of Accounts Receivables

Factored receivables at September 30, 2023 associated with the Company's existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $345 million, a decrease of approximately $75 million from December 31, 2022. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Condensed Consolidated Statement of Operations. As further described in Footnote 18, in October 2023, the Company entered into a new accounts receivable facility pursuant to which receivables of certain subsidiaries are sold or pledged.

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

Amounts due under the SCF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and as operating cash flows in the Condensed Consolidated Statement of Cash Flows. At September 30, 2023 and December 31, 2022, outstanding payment obligations under the SCF Program were approximately $100 million for both periods.

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
Footnote 3 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2023 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Other comprehensive loss before reclassifications	(8)	(1)	(6)	(15)
Amounts reclassified to earnings	—	53	(2)	51
Net current period other comprehensive income (loss)	(8)	52	(8)	36
Balance at September 30, 2023	$(696)	$(257)	$(22)	$(975)

Reclassifications from AOCL to the results of operations for the three and nine months ended September 30, 2023 and 2022 were pretax (income) expense of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cumulative translation adjustment (1)	$—	$—	$—	$6
Pension and postretirement benefit plans (2)	64	4	69	11
Derivative financial instruments (3)	5	(7)	(3)	(10)

(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign currency translation adjustments	$21	$26	$3	$46
Pension and postretirement benefit costs	15	1	16	2
Derivative financial instruments	3	3	(2)	6
Income tax provision related to AOCL	$39	$30	$17	$54

Footnote 4 — Restructuring

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Home and Commercial Solutions	$10	$1	$37	$4
Learning and Development	3	1	14	3
Outdoor and Recreation	—	1	8	3
Corporate	3	—	17	2
	$16	$3	$76	$12

Accrued restructuring costs activity for the nine months ended September 30, 2023 was as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at September 30, 2023
Severance and termination costs	$7	$71	$(57)	$—	$21
Contract termination and other costs	—	5	(4)	(1)	—
	$7	$76	$(61)	$(1)	$21

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

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $10 million and $63 million, respectively, in connection with Project Phoenix.

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

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $3 million and $5 million, respectively, in connection with the project.

Other Restructuring and Restructuring-Related Charges

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies and costs associated with the optimization of manufacturing sites. Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three months ended September 30, 2023 and 2022, the Company recorded other restructuring charges of $3 million for both periods, and $8 million and $12 million for the nine months ended September 30, 2023 and 2022, respectively.

Footnote 5 — Inventories
Inventories are comprised of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials and supplies	$237	$285
Work-in-process	181	218
Finished products	1,360	1,700
	$1,778	$2,203

Footnote 6 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	September 30, 2023	December 31, 2022
Land	$72	$76
Buildings and improvements	662	648
Machinery and equipment	2,457	2,349
	3,191	3,073
Less: Accumulated depreciation	(1,989)	(1,889)
	$1,202	$1,184

Depreciation expense was $53 million and $50 million for the three months ended September 30, 2023 and 2022, respectively, and $158 million and $146 million for the nine months ended September 30, 2023 and 2022, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2023 is as follows (in millions):

Segments	Net Book Value at December 31, 2022	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value at September 30, 2023
Home and Commercial Solutions	$747	$—	$—	$4,052	$(3,305)	$747
Learning and Development	2,551	(241)	(8)	3,389	(1,087)	2,302
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,298	$(241)	$(8)	$8,229	$(5,180)	$3,049

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the Learning and Development segment as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill was impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $241 million as the carrying value of the reporting unit exceeded its fair value.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for the Home Fragrance reporting unit in the Home and Commercial Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill was impaired. During the third quarter of 2022, the Company recorded a non-cash impairment charge of $108 million, as the carrying value of the reporting unit exceeded its fair value.

Other intangible assets, net, are comprised of the following (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$1,581	$—	$1,581	$1,689	$—	$1,689
Tradenames — other (1)	230	(97)	133	160	(79)	81
Capitalized software	619	(504)	115	602	(481)	121
Patents and intellectual property	22	(18)	4	22	(17)	5
Customer relationships and distributor channels	1,073	(356)	717	1,072	(319)	753
	$3,525	$(975)	$2,550	$3,545	$(896)	$2,649
(1)In connection with the operating model changes associated with Project Phoenix, the Company determined that six tradenames with aggregate carrying values of $70 million no longer met indefinite-lived criteria and were reclassified during the first quarter as finite-lived tradenames, with useful lives ranging from five to ten years.

Amortization expense for intangible assets was $28 million and $25 million for the three months ended September 30, 2023 and 2022, respectively and $82 million and $76 million for the nine months ended September 30, 2023 and 2022, respectively.

During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Outdoor and Recreation segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Outdoor and Recreation segment was impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $22 million for the indefinite-lived tradename in the Outdoor and Recreation segment, as the carrying value of the tradename exceeded its fair value.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for indefinite-lived tradenames in the Kitchen and Home Fragrance reporting units in the Home and Commercial Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory and rising interest rates. The decline in global demand was driven primarily by inflationary pressures which impacted the discretionary spending behavior of consumers. The Company also concluded that a triggering event had occurred for two indefinite-lived tradenames in the Baby reporting unit, in the Learning and Development segment, as a result of rising interest rates and inflationary pressures. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Kitchen reporting unit and two indefinite-lived tradenames in the Baby reporting unit were impaired. During the third quarter of 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values of these tradenames exceeded their fair values.

Footnote 8 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	September 30, 2023	December 31, 2022
Customer accruals	$702	$636
Operating lease liabilities	119	121
Accrued self-insurance liabilities, contingencies and warranty	105	99
Accrued interest expense	97	63
Accrued income taxes	79	53
Accrued marketing and freight expenses	72	73
Other	235	227
	$1,409	$1,272

Footnote 9 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2023	December 31, 2022
4.00% senior notes due 2024	$197	$196
4.875% senior notes due 2025	497	496
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,979	1,978
6.375% senior notes due 2027	474	483
6.625% senior notes due 2029	467	481
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility	375	225
Commercial paper	—	359
Receivables facility	—	35
Other debt	2	2
Total debt	5,113	5,377
Short-term debt and current portion of long-term debt	(376)	(621)
Long-term debt	$4,737	$4,756

Senior Notes

On August 21, 2023, Moody's Corporation (“Moody's”) downgraded the Company's debt rating to “Ba2”. As a result of Moody's downgrade, certain of the Company's outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company's interest expense by approximately $8 million on an annualized basis (approximately $2 million in 2023).

On August 3, 2023, S&P Global Inc. (“S&P”) downgraded the Company's debt rating to “BB”. In March 2023, S&P had also downgraded the Company’s debt rating to “BB+”. As a result of the S&P downgrades, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an aggregated interest rate adjustment of 50 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $15 million on an annualized basis (approximately $8 million in 2023). Furthermore, as a result of the March S&P downgrade, the Company's ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated.

On February 14, 2023, Fitch Ratings downgraded the Company's debt rating to “BB”. This downgrade did not impact the interest rates on any of the Company's senior notes.

Receivables Facility

The Company maintained an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility was $375 million. The Securitization Facility matured on October 2, 2023 and was terminated thereafter. At September 30, 2023, the Company had no outstanding borrowing under the Securitization Facility.

See Footnote 18 for details related to the new accounts receivable facility.

Revolving Credit Facility

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

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2023, the Company had $375 million of outstanding borrowings under the Credit Revolver and approximately $21 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.1 billion.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

Weighted average interest rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total debt	5.1%	4.1%	5.1%	4.3%
Short-term debt	7.7%	3.8%	6.8%	3.0%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,395	$4,736	$4,511	$4,756

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

Fair Value Hedges

At September 30, 2023, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.00% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848 (see Footnote 1 for further information). The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into additional cross-currency swaps with notional amounts of $500 million each, with one maturing in September 2027 and one in September 2029. These swaps were also designated as net investment hedges of the Company's foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended September 30, 2023 and 2022, the Company recognized income of $9 million and $8 million, respectively, and income of $30 million and $19 million for the nine months ended September 30, 2023 and 2022, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through September 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At September 30, 2023, the Company had approximately $293 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2023, the Company had approximately $1.2 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2024. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company's Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$4	$5
Foreign currency contracts	Other accrued liabilities	(6)	(9)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(23)	(14)
Interest rate swaps	Other noncurrent liabilities	(31)	(16)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	26	28
Cross-currency swaps	Other assets	50	45
Cross-currency swaps	Other noncurrent liabilities	(62)	(75)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	19	19
Foreign currency contracts	Other accrued liabilities	(6)	(10)

Total		$(29)	$(27)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
		Gain/(Loss)		Gain/(Loss)
	Location of gain /(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	6	(3)	20	9
Cross-currency swaps	Other (income) expense, net	86	—	108	—
Total		$92	$(5)	$128	$7

		Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
		Gain/(Loss)		Gain/(Loss)
	Location of gain (loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(4)	$—	$(5)
Foreign currency contracts	Net sales and cost of products sold	(8)	7	39	15
Cross-currency swaps	Other (income) expense, net	16	—	190	—
Total		$8	$3	$229	$10

At September 30, 2023, net deferred losses of approximately $7 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended September 30, 2023 and 2022, the Company recognized in other (income) expense, net, income of $15 million and expense of $6 million, respectively, and expense of $3 million and $7 million during the nine months ended September 30, 2023 and 2022, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Footnote 11 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$1	$—	$—	$2	$3
Interest cost	11	6	5	1	34	19	13	6
Expected return on plan assets	(13)	(12)	(3)	(1)	(41)	(36)	(9)	(4)
Amortization	1	4	4	1	3	12	5	2
Settlements	—	—	61	—	—	—	66	—
Total (income) expense	$(1)	$(2)	$67	$2	$(4)	$(5)	$77	$7

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest cost	$1	$—	$1	$—
Amortization	(2)	(1)	(5)	(3)
Total income	$(1)	$(1)	$(4)	$(3)

U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans (“U.K. Plan”), resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations (“PBO”) to covered participants.

In April 2023, the Company completed a “buy-out” of approximately 7% of the U.K. Plan's PBO. The “buy-out” was completed by the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In September 2023, the Company completed the “buy-out” of the remaining PBO of the aforementioned plan through the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In connection with these transactions, during the three and nine months ended September 30, 2023, the Company recorded a pretax settlement loss of $61 million and $66 million, respectively, in other (income) expense, net, in the Company's Condensed Consolidated Statement of Operations, related to the recognition of previously unrecognized actuarial losses reclassified from AOCL to losses.

Retiree Annuity Buyout

In October 2023, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $160 million to $175 million of projected benefit obligations for approximately 55% of the retirees in one of its U.S. defined benefit pension plans. The transaction for the transfer of the pension liability to the insurance company will be funded with the plan’s existing assets. The Company will record a pretax loss in connection with this transaction to reclassify approximately $60 million to $70 million into earnings from AOCL.

Footnote 12 — Income Taxes

The Company’s effective income tax rates for the three months ended September 30, 2023 and 2022 was a benefit of 26.8% and 146.3%, respectively, resulting from increased discrete tax benefits combined with increased pretax losses, and benefit of 20.3% and provision of 8.4% for the nine months ended September 30, 2023 and 2022, respectively, resulting from more discrete tax benefits combined with year to date pretax losses.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2023 and 2022 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2023 were impacted by certain discrete items. Income tax expense for the three months ended September 30, 2023 included discrete tax benefits of $71 million due to the release of a deferred tax liability related to a U.S. legal entity reorganization, $10 million due to the filing of tax returns in various jurisdictions, $16 million associated with impairment charges and $18 million due to the settlement of the U.K. pension plan. The nine months ended September 30, 2023 also included certain discrete items totaling $10 million of additional income tax expense.

The three and nine months ended September 30, 2022 were also impacted by certain discrete items. Income tax expense for the three months ended September 30, 2022 included a discrete benefit of $58 million associated with a change in the Company's indefinite reinvestment assertion regarding certain earnings within its Irish operations, $6 million associated with tradename impairments, $4 million associated with the reduction of a valuation allowance related to operations in the state of Georgia and $2 million associated with the approval of certain state tax credits. The nine months ended September 30, 2022 also included a discrete benefit of $11 million associated with the reduction in valuation allowance related to the integration of certain Brazilian operations and $4 million associated with the approval of certain state tax credits, offset by $16 million of tax expense related to the divestiture of the CH&S business.

The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination.

Footnote 13 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	414.2	413.6	414.1	416.4
Dilutive securities (1)	—	1.0	—	1.9
Diluted weighted average shares outstanding	414.2	414.6	414.1	418.3

(1)The three and nine months ended September 30, 2023 excludes 2.1 million and 1.5 million, respectively, of potentially dilutive share-based awards as their effect would be anti-dilutive.
At September 30, 2023 and 2022, there were 0.8 million and 0.1 million, respectively, potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 14 — Stockholders' Equity and Share-Based Compensation

During the three and nine months ended September 30, 2023, the Company granted 4.4 million and 6.0 million, respectively, performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $39 million and $61 million, respectively, including awards granted under the Special Incentive Plan (the “SIP”) on July 5, 2023. These performance-based RSUs entitle the recipients to shares of the Company’s common stock primarily over a two to three-year vesting period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the three and nine months ended September 30, 2023, the Company also granted 1.4 million and 4.3 million, respectively, time-based RSUs with an aggregate grant date fair value of $12 million and $53 million, respectively, including awards granted under the SIP on July 5, 2023. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a one to three-year period, subject to continued employment.

During the nine months ended September 30, 2023, the Company also granted 0.5 million time-based stock options with an aggregate grant date fair value of $2 million. These stock options entitle the recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant dates and vest on the specified anniversaries of the grant dates, subject to continued employment.

The weighted average assumptions used to determine the fair value of stock options granted for the nine months ended September 30, 2023, were as follows:

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

Footnote 15 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	September 30, 2023				December 31, 2022
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$99	$—	$99	$—	$97	$—	$97
Liabilities	—	(128)	—	(128)	—	(124)	—	(124)
Investment securities, including mutual funds	15	—	—	15	14	—	—	14

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

At September 30, 2023, the goodwill of the Baby reporting unit in the Learning and Development segment and an indefinite-lived tradename in the Outdoor and Recreation segment were recorded at fair values based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company's reporting unit goodwill and intangible assets are discount rates. The discount rates used in the measurements were 8.5% for the Baby reporting unit and 11.5% for the Outdoor and Recreation indefinite-lived tradename.

At September 30, 2023, goodwill for the Baby reporting unit in the Learning and Development segment and an indefinite-lived tradename within the Outdoor and Recreation segment were fair valued at $415 million and $35 million, respectively, on a non-recurring basis in connection with triggering events that occurred during the third quarter of 2023. See Footnotes 1 and 7 for further information.

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales (1)
Home and Commercial Solutions (3)	$1,123	$1,212	$3,152	$3,804
Learning and Development	694	751	2,071	2,266
Outdoor and Recreation	231	289	834	1,104
	$2,048	$2,252	$6,057	$7,174

Operating income (loss) (2)
Home and Commercial Solutions (3)	$64	$(75)	$6	$88
Learning and Development	(127)	122	133	505
Outdoor and Recreation	(42)	6	(38)	100
Corporate	(54)	(13)	(176)	(108)
	$(159)	$40	$(75)	$585

			September 30, 2023	December 31, 2022
Segment assets
Home and Commercial Solutions			$4,964	$5,243
Learning and Development			4,126	4,494
Outdoor and Recreation			742	920
Corporate			2,740	2,605
			$12,572	$13,262

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Impairment of goodwill and indefinite-lived intangibles assets
Home and Commercial Solutions	$—	$123	$8	$123
Learning and Development	241	25	241	25
Outdoor and Recreation	22	—	22	—
	$263	$148	$271	$148

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
(3)Home and Commercial Solutions net sales and operating income for the first quarter of 2022 include the CH&S business prior to its sale.

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial	$368	$397	$1,094	$1,227
Kitchen	578	604	1,586	1,896
Home Fragrance	177	211	472	572
Connected Home and Security	—	—	—	109
Home and Commercial Solutions	1,123	1,212	3,152	3,804

Baby	246	297	714	901
Writing	448	454	1,357	1,365
Learning and Development	694	751	2,071	2,266

Outdoor and Recreation	231	289	834	1,104

TOTAL	$2,048	$2,252	$6,057	$7,174

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three Months Ended September 30,
	2023			2022
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$764	$359	$1,123	$835	$377	$1,212
Learning and Development	501	193	694	559	192	751
Outdoor and Recreation	131	100	231	159	130	289
	$1,396	$652	$2,048	$1,553	$699	$2,252

	Nine Months Ended September 30,
	2023			2022
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$2,105	$1,047	$3,152	$2,673	$1,131	$3,804
Learning and Development	1,505	566	2,071	1,683	583	2,266
Outdoor and Recreation	465	369	834	606	498	1,104
	$4,075	$1,982	$6,057	$4,962	$2,212	$7,174

Footnote 17 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. Since January 2023, the Company had been discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which related to the time period between third quarter of fiscal year 2016 and second quarter of fiscal year 2017. On September 29, 2023, the Company entered into a settlement with the SEC, which concluded the investigation of the Company. Under the terms of the settlement, the Company neither admitted nor denied the SEC's findings and agreed to pay a civil penalty of approximately $13 million, which did not have a material effect on the Company’s Condensed Consolidated Financial Statements. On June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury regulations most recently described in Footnote 12 - Income Taxes in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 15, 2023.

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

The United States District Court for the District of Delaware stayed the Newell Brands Derivative Action and the Weber Derivative Action. On January 31, 2023, Plaintiff Streicher voluntarily dismissed herself from the Newell Brands Derivative Action without prejudice. On September 5, 2023, the Newell Brands Derivative Action and the Weber Derivative Action were dismissed with prejudice.

On May 26, 2023, Plaintiff Streicher filed a new putative derivative complaint, Streicher v. Polk, et al., in the Superior Court of New Jersey, Law Division: Hudson County (the “New Jersey Derivative Action” and, collectively with the Newell Brands Derivative Action and the Weber Derivative Action, the “Derivative Actions”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the New Jersey Derivative Action alleges breaches of fiduciary duty. The factual allegations underlying these claims were similar to the factual allegations made in the Newell Brands Derivative Action and the Weber Derivative Action. On June 7, 2023, Plaintiff Streicher filed a Stipulation of Settlement (the “Stipulation”) and Motion for Preliminary Approval of Settlement in the New Jersey Derivative Action. The proposed settlement as set forth in the Stipulation provided for, among other things, a full release of the claims that the plaintiffs or any other Company stockholder asserted or could have asserted in the Derivative Actions against any of the defendants named in those actions, in exchange for the Company’s agreement to implement and/or maintain certain corporate governance measures, as more fully described in the Stipulation and Notice of Proposed Derivative Settlement as filed by the Company with the SEC on a Current Report on Form 8-K dated June 29, 2023 (the “Settlement”). On June 27, 2023, the Superior Court of Hudson County, New Jersey issued an order preliminarily approving the proposed Settlement as set forth in the Stipulation. On August 25, 2023, the Superior Court of Hudson County, New Jersey approved the Settlement and dismissed the case with prejudice.
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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2023 was $36 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021, the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L. (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was filed against USPC.

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

At September 30, 2023, the Company had approximately $40 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 18 — Subsequent Event

As disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 5, 2023, the Company entered into a new three-year revolving accounts receivable facility (the “New Receivables Facility”). The New Receivables Facility provides for liquidity in an amount of up to $225 million between February and April of each year and up to $275 million at all other times. As part of the New Receivables Facility, the Company and certain of its subsidiaries entered into a Receivables Sale Agreement and a Receivables Purchase Agreement. Under the Receivables Sale Agreement, certain subsidiaries (the “Originators”) sell and commit to continue to sell all of existing and future accounts receivable (subject to certain excluded accounts receivable) to Jarden Receivables LLC, a special purpose entity (the “SPE”). Pursuant to a Receivables Purchase Agreement, by and among the SPE, Royal Bank of Canada, as administrative agent (the “Administrative Agent”), the Company and certain other persons from time to time party thereto as purchasers (the “Purchasers”) and group agents, the SPE will sell certain accounts receivable (the “Sold Receivables”) to the Administrative Agent (for the ratable benefit of the Purchasers), guarantee the payment of the Sold Receivables and pledge its remaining accounts receivable to the Administrative Agent in order to secure such guarantee. The New Receivables Facility bears a fluctuating rate equal to (i) the weighted average cost of commercial paper issued by any conduit purchaser to fund or maintain its investment, plus related dealer commissions and note issuance costs or (ii) if funded by a committed purchaser, the SOFR calculated based on term SOFR for a one-month interest period, plus 10 basis points. The New Receivables Facility expires in October 2026.

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
•risks related to the Company’s substantial indebtedness, potential increases in interest rates and changes in the Company’s credit ratings, including the failure to maintain financial covenants, which if breached could subject the Company to cross-default and acceleration provisions in its debt documents;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•supply chain and operational disruptions in the markets in which we operate, whether as a result of the actual or perceived effects of the COVID-19 pandemic or broader geopolitical and macroeconomic conditions, including any global military conflicts;
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

Network Optimization Project

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $3 million and $5 million, respectively, in connection with the Network Optimization Project. See Footnote 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the three and nine months ended September 30, 2023, the Company recorded restructuring-related charges of $5 million and $12 million, respectively, in connection with the project.

Project Phoenix

During the three and nine months ended September 30, 2023, the Company recorded restructuring charges of $10 million and $63 million, respectively, in connection with the Project Phoenix. See Footnote 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information. During the three and nine months ended September 30, 2023, the Company recorded restructuring-related charges of $5 million and $15 million, respectively, in connection with the project.

Goodwill and Other Indefinite-Lived Intangible Asset Impairment

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the Learning and Development segment, and for an indefinite-lived tradename in the Outdoor and Recreation segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill and the indefinite-lived tradename in the Outdoor and Recreation segment were impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $241 million for the Baby reporting unit goodwill and $22 million for the indefinite-lived tradename in the Outdoor and Recreation segment, as the carrying values exceeded their fair values. See Footnotes 1 and 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for further information.

Debt Rating Downgrades

On August 21, 2023, Moody's Corporation (“Moody's”) downgraded the Company's debt rating to “Ba2”. As a result of Moody's downgrade, certain of the Company's outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company's interest expense by approximately $8 million on an annualized basis (approximately $2 million in 2023).

On August 3, 2023, S&P Global Inc. (“S&P”) downgraded the Company's debt rating to “BB”. In March 2023, S&P had also downgraded the Company’s debt rating to “BB+”. As a result of the S&P downgrades, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion are subject to an aggregated interest rate adjustment of 50 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $15 million on an annualized basis (approximately $8 million in 2023). Furthermore, as a result of the March S&P downgrade, the Company's ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated.

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

New Accounts Receivables Facility

On October 2, 2023, the Company entered into a new three-year revolving accounts receivable facility (the “New Receivables Facility”) pursuant to which the accounts receivable of certain of the Company’s subsidiaries will be sold or pledged. The New Receivables Facility provides liquidity in an amount of up to $225 million between February and April of each year and up to $275 million at all other times. See Footnote 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,048	$2,252	$(204)	(9.1)%
Gross profit	621	658	(37)	(5.6)%
Gross margin	30.3%	29.2%

Operating income (loss)	(159)	40	(199)	NM
Operating margin	(7.8)%	1.8%

Interest expense, net	69	57	12	21.1%
Other expense, net	70	24	46	NM
Loss before income taxes	(298)	(41)	(257)	NM
Income tax benefit	(80)	(60)	(20)	(33.3)%
Income tax rate	26.8%	146.3%

Net income (loss)	$(218)	$19	$(237)	NM

Diluted earnings (loss) per share	$(0.53)	$0.05
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2023 decreased 9%. Net sales were unfavorably impacted by softening global demand, shift in the timing of orders into the second quarter for certain product lines, distribution losses and category exits, primarily in the Home and Commercial Solutions segment, partially offset by pricing actions by the Company. Changes in foreign currency favorably impacted net sales by $14 million, or 1%.

Gross profit decreased 6% and gross margin improved to 30.3% as compared with 29.2% in the prior year period. The decrease in gross profit was driven by lower sales, inflation and higher restructuring-related charges, partially offset by favorable pricing and productivity. Changes in foreign currency exchange rates unfavorably impacted gross profit by $3 million.

Notable items impacting operating income (loss) for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022	$ Change
Impairment of goodwill, intangible and other assets (See Footnotes 1 and 7)	$263	$148	$115
Restructuring (See Footnote 4) and restructuring-related costs (a)	41	12	29
Transactions costs and other (b)	3	18	(15)

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2023 were $18 million and $7 million, respectively, and primarily relate to facility closures. For the three months ended September 30, 2022, restructuring-related costs reported in cost of products sold and SG&A were $7 million and $2 million, respectively, primarily related to facility closures. Restructuring costs were $16 million and $3 million for the three months ended September 30, 2023 and 2022, respectively.
(b)Transactions and other costs for the three months ended September 30, 2023 and 2022 primarily related to costs for certain legal proceedings and completed divestitures.

Operating loss was $159 million as compared to operating income of $40 million in the prior year period. The decrease reflects the impact of lower gross profit, higher restructuring and restructuring-related charges, primarily in connection with Project Phoenix and the Network Optimization Project, higher incentive compensation expense and higher non-cash impairment charges relating to goodwill and indefinite-lived tradenames, partially offset by gross productivity and savings from restructuring actions.

Interest expense, net increased due to higher interest rates, partially offset by higher interest income. The weighted average interest rates for the three months ended September 30, 2023 and 2022 were approximately 5.1% and 4.1%, respectively. See Footnote 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended September 30, 2023 and 2022 includes the following items:

	Three Months Ended September 30,
	2023	2022
Foreign exchange losses, net	$5	$26
Gain on disposition of businesses (See Footnote 2)	—	(3)
Pension settlement costs (See Footnote 11)	61	—
Other losses, net	4	1
	$70	$24

Income tax benefit for the three months ended September 30, 2023 was $80 million as compared to $60 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 was 26.8%, resulting from higher pretax loss and more discrete tax benefits, as compared to 146.3% for the three months ended September 30, 2022.

See Footnote 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$1,123	$1,212	$(89)	(7.3)%

Operating income (loss)	64	(75)	139	NM
Operating margin	5.7%	(6.2)%

Notable item impacting operating income (loss) comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$—	$123
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the three months ended September 30, 2023 decreased 7%, which reflected softening global demand across all businesses and the shift in order timing for certain product lines to the second quarter, ahead of a price increase that took effect in the third quarter of 2023, as well as category exits and distribution losses, primarily in the Kitchen business, partially offset by pricing actions. Changes in foreign currency favorably impacted net sales by $9 million, or 1%.

Operating income for the three months ended September 30, 2023 was $64 million as compared to operating loss of $75 million in the prior year period. The improvement in operating results is due to prior year non-cash impairment charges primarily related to goodwill and indefinite-lived tradenames, savings from restructuring actions and gross productivity, partially offset by higher restructuring and restructuring-related charges in connection with Project Phoenix.

Learning and Development

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$694	$751	$(57)	(7.6)%

Operating income (loss)	(127)	122	(249)	NM
Operating margin	(18.3)%	16.2%

Notable item impacting operating income (loss) comparability:
Impairment of goodwill and intangible asset (See Footnotes 1 and 7)	$241	$25
NM - NOT MEANINGFUL

Learning and Development net sales for the three months ended September 30, 2023 decreased 8%, primarily due to a decline in the Baby business. The Writing business declined slightly as compared to the prior year. The Writing business performance reflected a shift in order timing for the back to school season to the second quarter and softening demand in certain categories, partially offset by pricing actions. The Baby business reflects softening demand in certain categories and the impact of lost sales to a customer that declared bankruptcy. Changes in foreign currency favorably impacted net sales by $4 million, or 1%.

Operating loss for the three months ended September 30, 2023 was $127 million as compared to operating income of $122 million in the prior-year period. The decline in operating results is primarily due to higher goodwill impairment charge and lower gross profit, partially offset by gross productivity and savings from Project Phoenix.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$231	$289	$(58)	(20.1)%

Operating income (loss)	(42)	6	(48)	NM
Operating margin	(18.2)%	2.1%

Notable item impacting operating income (loss) comparability:
Impairment of intangible asset (See Footnote 7)	$22	$—
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended September 30, 2023 decreased 20%, reflecting softening global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency favorably impacted net sales by $1 million.

Operating loss for the three months ended September 30, 2023 was $42 million as compared to operating income of $6 million in the prior-year period. The decline was due to lower gross profit, higher restructuring-related charges and a non-cash impairment charge related to an indefinite-lived tradename, partially offset by gross productivity and savings from restructuring actions.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$6,057	$7,174	$(1,117)	(15.6)%
Gross profit	1,732	2,234	(502)	(22.5)%
Gross margin	28.6%	31.1%

Operating income (loss)	(75)	585	(660)	NM
Operating margin	(1.2)%	8.2%

Interest expense, net	213	171	42	24.6%
Other (income) expense, net	91	(73)	164	NM
Income (loss) before income taxes	(379)	487	(866)	NM
Income tax provision (benefit)	(77)	41	(118)	NM
Income tax rate	20.3%	8.4%

Net income (loss)	$(302)	$446	$(748)	NM

Diluted earnings (loss) per share	$(0.73)	$1.07
NM - NOT MEANINGFUL

Net sales for the nine months ended September 30, 2023 decreased 16%. Net sales were unfavorably impacted by softening global demand, distribution losses and category exits, primarily in the Home and Commercial Solutions segment, partially offset by pricing actions by the Company. The sale of the CH&S business at the end of the first quarter of 2022, negatively impacted net sales by approximately 2%. Changes in foreign currency unfavorably impacted net sales by $52 million, or 1%.

Gross profit decreased 22% compared to prior year. Gross margin declined to 28.6% as compared with 31.1% in the prior year. The decrease in gross profit was driven by lower sales, inflation and higher restructuring-related charges, partially offset by favorable pricing and productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business in the prior year. Changes in foreign currency exchange rates unfavorably impacted gross profit by $37 million, or 2%.

Notable items impacting operating income (loss) for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change
Impairment of goodwill, intangible and other assets (See Footnotes 1 and 7)	$274	$148	$126
Restructuring (See Footnote 4) and restructuring-related costs (a)	131	29	102
Transactions costs and other (b)	24	30	(6)

(a)Restructuring-related costs reported in cost of products sold and SG&A for the nine months ended September 30, 2023 was $49 million and $6 million, respectively, and primarily relate to facility closures. For the nine months ended September 30, 2022, restructuring-related costs reported in cost of products sold and SG&A was $15 million and $2 million, respectively, primarily related to facility closures. Restructuring costs were $76 million and $12 million for the nine months ended September 30, 2023 and 2022, respectively.
(b)Transaction and other costs for the nine months ended September 30, 2023 and 2022 primarily relate to expenses associated with certain legal proceedings and completed divestitures.

Operating loss was $75 million as compared to operating income of $585 million in the prior year period. The decline reflects the impact of lower gross profit, higher non-cash impairment charges, higher restructuring and restructuring-related charges, primarily in connection with Project Phoenix and the Network Optimization Project and higher incentive compensation expense, partially offset by gross productivity, lower advertising and promotion costs, savings from restructuring actions and an employee retention credit in connection with the CARES Act.

Interest expense, net increased due to higher interest rates, partially offset by higher interest income. The weighted average interest rates for the nine months ended September 30, 2023 and 2022 were approximately 5.1% and 4.3%, respectively. See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for nine months ended September 30, 2023 and 2022 includes the following items:

	Nine Months Ended September 30,
	2023	2022
Foreign exchange losses, net	$10	$61
Gain on disposition of business (See Footnote 2)	—	(136)
Pension settlement costs (See Footnote 11)	66	—
Other losses, net	15	2
	$91	$(73)

The income tax benefit for the nine months ended September 30, 2023 was $77 million as compared to provision of $41 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 was a benefit of 20.3%, resulting from more discrete tax benefits combined with year to date pretax losses, as compared to provision of 8.4% for the nine months ended September 30, 2022.

See Footnote 12 of the Notes to Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K for information regarding the inherent uncertainty associated with the Company's position on certain U.S. Treasury Regulations.

Business Segment Operating Results

Home and Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$3,152	$3,804	$(652)	(17.1)%

Operating income	6	88	(82)	(93.2)%
Operating margin	0.2%	2.3%

Notable item impacting operating income comparability:
Impairment of goodwill, intangible and other assets (See Footnotes 1 and 7)	$10	$123
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the nine months ended September 30, 2023 decreased 17%, which reflected softening demand across all businesses, the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 3%, as well as certain category exits and distribution losses, primarily in the Kitchen business, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $24 million, or 1%.

Operating income for the nine months ended September 30, 2023 was $6 million as compared to $88 million in the prior year. The decrease in operating income is primarily due to lower gross profit, input cost inflation, higher restructuring and restructuring-related charges in connection with Project Phoenix, as well as the unfavorable impact from the sale of the CH&S business in the prior year, partially offset by gross productivity, lower non-cash impairment charges and advertising and promotion costs, as well as savings from restructuring actions.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,071	$2,266	$(195)	(8.6)%

Operating income	133	505	(372)	(73.7)%
Operating margin	6.4%	22.3%

Notable item impacting operating income comparability:
Impairment of goodwill and intangible asset (See Footnotes 1 and 7)	$241	$25

Learning and Development net sales for the nine months ended September 30, 2023 decreased 9%, reflecting declines, mostly in the Baby business. The Writing business performance reflected pricing actions and innovation, partially offset by softening demand in certain categories. Pricing actions in the Baby business were more than offset by softening demand in certain categories and lower sales to a customer that declared bankruptcy. Changes in foreign currency unfavorably impacted net sales by $13 million, or 1%.

Operating income for the nine months ended September 30, 2023 decreased to $133 million as compared to $505 million in the prior-year period. The decrease in operating income is primarily due to higher non-cash goodwill impairment charges, lower gross profit and higher restructuring and restructuring-related charges primarily related to Project Phoenix, partially offset by gross productivity and savings from restructuring actions.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2023	2022	$ Change	% Change
Net sales	$834	$1,104	$(270)	(24.5)%

Operating income (loss)	(38)	100	(138)	NM
Operating margin	(4.6)%	9.1%

Notable item impacting operating income (loss) comparability:
Impairment of intangible asset (See Footnote 7)	$22	$—
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the nine months ended September 30, 2023 decreased 24% primarily reflecting softening global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $15 million or 1%.

Operating loss for the nine months ended September 30, 2023 was $38 million as compared to operating income of $100 million in the prior-year period. The decline was primarily due to lower gross profit, higher restructuring and restructuring-related charges in connection with Project Phoenix and a non-cash impairment charge related to an indefinite-lived tradename, partially offset by gross productivity and savings from restructuring actions.

Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of this rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company's future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in New Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver and entering into the New Receivables Facility.

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

At September 30, 2023, the Company had cash and cash equivalents of approximately $396 million, of which approximately $346 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2023 and 2022 (in millions):

	2023	2022	Increase (Decrease)
Cash provided by (used in) operating activities	$679	$(567)	$1,246
Cash provided by (used in) investing activities	(147)	420	(567)
Cash provided by (used in) financing activities	(405)	344	(749)
Exchange rate effect on cash, cash equivalents and restricted cash	(8)	(13)	5
Increase in cash, cash equivalents and restricted cash	$119	$184	$(65)

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

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the period-over-period change in debt, a reduction of the quarterly dividend payment in the current year, that commenced with the second quarter payment, and repurchase of shares of the Company's common stock in the prior year. See Footnotes 1, 9 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has a $1.5 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain the Company's financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at September 30, 2023.

At September 30, 2023, the Company had $375 million of outstanding borrowings under the Credit Revolver and approximately $21 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.1 billion.

The Company maintained an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility was $375 million. The Securitization Facility matured on October 2, 2023 and was terminated thereafter. At September 30, 2023, the Company had no outstanding borrowing under the Securitization Facility.

As disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 5, 2023, the Company entered into a new three-year revolving accounts receivable facility. The New Receivables Facility provides for liquidity in an amount of up to $225 million between February and April of each year and up to $275 million at all other times.

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

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates. The Company used a quantitative approach, which involves comparing the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss would be calculated as the differences between these amounts, limited to the amount of reporting unit goodwill allocated to the reporting unit. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill was impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $241 million as the carrying value of the reporting unit exceeded its fair value.

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

A hypothetical 10% reduction in forecasted earnings before interest, taxes and amortization used in the discounted cash flows to estimate the fair value to the Baby reporting unit would have resulted in an incremental impairment charge of approximately $115 million against its goodwill carrying value of $415 million.

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

During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Outdoor and Recreation segment. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Outdoor and Recreation segment was impaired. As a result, the Company recorded a non-cash impairment charge of $22 million during the third quarter of 2023, as the carrying value exceeded its fair value. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair value of this indefinite-lived intangible would have resulted in an incremental impairment charge on the Outdoor and Recreation segment of $4 million.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit, in the Home and Commercial Solutions segment. The Company performed a quantitative impairment test and determined that an indefinite-lived tradename in the Home Fragrance reporting unit noted above was impaired. As a result, the Company recorded an aggregate non-cash impairment charge of $8 million, during the second quarter of 2023, as the carrying value exceeded its fair value .

The Company has experienced headwinds due to softening global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers, most notably in the Home and Commercial Solutions and Outdoor and Recreation segments. As a result, the Company may identify future triggering events for these segments, other segments or other indefinite-lived tradenames, including an indefinite-lived tradename in the Home and Commercial Solutions segment which has a carrying value of $553 million. For this tradename, the Company expects that current market contraction is reflective of a reset of demand levels. If the demand continues to contract or the business fails to regain lost distribution, additional declines in the fair value of this tradename may occur resulting in an impairment charge. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending continue to decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2023:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	$—	—	$—
August	—	—	—	—
September	3,437	10.58	—	—
Total	3,437	$10.58	—
(1)Shares purchased during the three months ended September 30, 2023 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information
None of the Company's directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Fourth Amendment to the Amended and Restated Loan and Servicing Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 11, 2023, File No. 001-09608).

10.2
Receivables Sale Agreement, dated as of October 2, 2023 among the Originators and Jarden Receivables, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

10.3
Receivables Purchase Agreement, dated as of October 2, 2023 among Jarden Receivables, LLC, Royal Bank of Canada and Newell Brands Inc., (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

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

NEWELL BRANDS INC. Registrant

Date:	October 27, 2023	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	October 27, 2023	/s/ Jeffrey M. Sesplankis
Jeffrey M. Sesplankis
Chief Accounting Officer