Form 10-K
period 2023-12-31
NEWELL BRANDS INC.
filed 2024-02-21
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2023	1-9608
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
___________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 414.3 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 14, 2024. The aggregate market value of the shares of Common Stock on June 30, 2023 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $3.6 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

GENERAL

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

BUSINESS STRATEGY

Following a comprehensive assessment of key capabilities, starting in the second quarter of 2023, the leadership team began implementing an integrated set of new “where to play” and “how to win” strategies designed to enable the Company to leverage the scale of the portfolio, while further building upon its operational foundation and strengthening its front-end capabilities.

As part of its strategy, the Company is focused on:
•Driving meaningful improvement in front-end capabilities, including consumer understanding, brand management, brand communications, innovation and go-to-market execution;
•Disproportionately investing in the Company’s largest and most profitable brands, fastest-growing channels and key geographies;
•Turning the Company’s scale into a competitive advantage, enabling cost savings that provide fuel for reinvestment; and
•Transitioning to a high-performance organization as the Company transforms its culture.

The Company is implementing this strategy while continuing to address key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a soft macro backdrop; significant inflationary pressures on consumers and an evolving regulatory landscape.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which completed its first phase go-live during the third quarter of 2022 and its second phase go-live during the first quarter of 2023, leveraged technology to further simplify the organization by harmonizing and automating processes. Project Ovid was designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative was intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model was also expected to drive efficiencies by better utilizing the Company’s transportation and distribution network and consolidating the number of overall distribution sites.

In May 2023, the Company announced a restructuring and cost savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance.

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which included manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company commenced reducing headcount during the first quarter of 2023, with most of these actions completed by the end of 2023.

In January 2024, the Company announced an organizational realignment, which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company unveiled in June of 2023. In addition to improving accountability, the Company’s organizational realignment is designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the organizational realignment, the Company is making several operating model changes, which entail: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company will also further optimize the Company’s real estate footprint and pursue other cost reduction initiatives. These actions are expected to be substantially implemented by the end of 2024, subject to local law and consultation requirements.

In addition, the Company continues to review its operating footprint and non-core brands, which will likely result in future restructuring charges.

Current Macroeconomic Conditions

The Company continues to be impacted by soft global demand, focus by major retailers on rebalancing of inventory levels, inflationary pressures, rising interest rates and indirect impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and negatively impacted the Company’s operating results, cash flows and financial condition during 2023 and are mostly expected to persist into 2024.

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

Geopolitical Conflicts

The global economy has been negatively impacted by military conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East. While the Company does not expect these conflicts to have a material impact on its results of operations, it has experienced supply chain disruptions, shortages in raw materials and increased costs for transportation, energy and commodities due in part to the negative impact of these conflicts on the global economy. Further escalation of geopolitical tensions, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if these military conflicts escalate beyond their current scope, the Company could be negatively impacted by localized or global economic recessions.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(1), Calphalon, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
(1) and Ball®, TM of Ball Corporation, used under license.

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

See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

Home and Commercial Solutions

The Home and Commercial Solutions segment designs, manufactures, sources, markets and distributes a diverse line of household products, including kitchen appliances, food and home storage, fresh preserving, vacuum sealing, gourmet cookware, bakeware and cutlery and home fragrance products, as well as commercial cleaning and maintenance solutions products, closet and garage organization products, hygiene systems and material handling solutions. Kitchen appliances are primarily sold under the Crockpot, Mr. Coffee, Oster and Sunbeam brands. The Company also has rights to sell various small appliances in substantially all of Europe under the Breville brand name. Food storage products are sold primarily under the FoodSaver, Rubbermaid and Sistema brands. Gourmet cookware, bakeware and cutlery are sold under the Calphalon brand. The Company also sells certain home canning and food storage products under the Ball brand, pursuant to a license from Ball Corporation. Home fragrance products are sold primarily under the WoodWick and Yankee Candle brands. Commercial cleaning and maintenance solutions products are primarily sold under the Rubbermaid, Rubbermaid Commercial Products, Mapa and Spontex brands.

The Home and Commercial Solutions segment primarily markets its products directly to mass merchants, warehouse clubs, home centers, department stores, drug/grocery stores, specialty retailers, discount stores, e-commerce retailers, commercial products distributors, select contract customers and other professional customers, as well as direct to consumers online and in Yankee Candle retail stores.

Learning and Development

The Learning and Development segment designs, manufactures, sources, markets and distributes writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products; labeling solutions; baby gear and infant care products. Writing instruments, activity-based products and labeling solutions products are sold primarily under the Dymo, Elmer’s, EXPO, Paper Mate, Parker and Sharpie brands. Baby gear and infant care products are sold primarily under the Graco and NUK brands.

The Learning and Development segment primarily markets its products directly to mass merchants, warehouse clubs, drug/grocery stores, office superstores, office supply stores, contract stationers, distributors and e-commerce retailers, and direct to consumers online.

Outdoor and Recreation

The Outdoor and Recreation segment designs, manufactures, sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities, including technical apparel and on-the-go beverageware. Active lifestyle products are sold primarily under the Campingaz, Coleman, Contigo, and Marmot brands.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

OTHER INFORMATION

Multi-Product Offering

The Company’s broad product offering in multiple categories permits it to meet the needs of its customers more effectively. With families of leading brand names and innovative new products, the Company can assist volume purchasers in selling a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income, and encourage impulse buying by consumers.

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities, however the Company continues to monitor risks for capacity constraints around certain raw materials and finished goods driven by evolving global conditions. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, nylon, paper, sawdust, tin plate, wax, wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. In some cases, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. For example, the Baby business unit within the Company’s Learning and Development segment has a single source of supply for products that comprise a majority of its sales and that owns the intellectual property for many of those products.

Backlog

The dollar value of unshipped orders is not material.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures.

Patents and Trademarks

The Company has many patents, trademarks, brand names and tradenames that are, in the aggregate, important to its business. The Company’s most significant brands include Calphalon, Campingaz, Coleman, Contigo, Crockpot, Dymo, Elmer’s, EXPO, FoodSaver, Graco, Mapa, Marmot, Mr. Coffee, NUK, Oster, Paper Mate, Parker, Rubbermaid, Rubbermaid Commercial Products, Sharpie, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle.

Customers/Competition

The Company’s principal customers are large mass merchandisers, discount stores, home centers, warehouse clubs, office superstores, direct-to-consumer channels, specialty retailers and wholesalers, commercial distributors and e-commerce retailers. The dominant share of the market represented by large retailers, together with changes in consumer shopping patterns and the integration of brick and mortar and e-commerce operations at major retailers, has contributed to the formation of dominant multi-category omni-channel and e-commerce retailers that have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through pricing.

Current trends among retailers include fostering high levels of competition among suppliers, rebalancing and reducing inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user demand for a brand, are for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. Our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that sell candles.

The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery and producing and procuring products at a competitive cost. In addition, the Company has an experienced management team that focuses on building consumer loyalty and increasing consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce retailers. The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 15%, 14% and 15% of net sales in 2023, 2022 and 2021, respectively. Amazon, the Company’s second largest customer, accounted for approximately 13% of net sales in each of 2023, 2022 and 2021. The Company’s top-ten customers in 2023 included in alphabetical order: Amazon, Costco, Kroger, Lowe’s, Office Depot, Staples, Target, The Home Depot, Uline and Walmart.

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

Human Capital Management

Newell Brands is committed to creating a workplace that fosters innovation, high performance and inclusion to enable sustainable business success and talent attraction, engagement and retention of required talent capabilities. The Company has employees located throughout the world. At December 31, 2023, the Company employed approximately 24,600 people worldwide. Approximately 3,500 were in the Asia-Pacific region, 4,400 were in the Europe, Middle East and Africa region, 5,000 were in the Latin America region and 11,700 were in the North America region. Of the Company’s total employees, approximately 14,600 were employed in manufacturing and supply chain roles. The Company's strong employee base, along with its commitment to uncompromising values, provide the foundation for the Company’s success.

The Company's employees are responsible for upholding the Company's goal of creating a safer, sustainable, productive, and consumer-focused future. The Company's values of Integrity, Teamwork, Passion for Winning, Ownership and Leadership guide our own actions as well as our relationships with consumers, customers, suppliers and each other. They are grounded in a mission first philosophy enabling the Company to deliver results, drive long-term sustainability and promote a winning culture. The Company collectively works to create a culture and community where our employees feel their voice is heard in our ongoing progress to make a difference to our consumers around the world.

The Company deploys a talent and workforce planning strategy focused on attracting, engaging, and retaining the required talent pools and capabilities necessary to win in the market. Recruitment of diverse candidates, representative of the consumers we serve, will continue to be a focus. Company policy calls for consideration of diverse candidate slates for roles at the director level and above, including recruitment of members of the Board of Directors. Newell Brands is focused on providing career experience opportunities that encourage the development of our employees. We offer training, resources, and support to elevate careers. There are opportunities to access coaching and mentoring and opportunities to expand skill sets. As employees progress at Newell, they will have many opportunities to gain expertise and broaden experiences. They can move up, over and across a full array of opportunities in various realms of expertise. The Company tracks and reports internally on key talent metrics including workforce demographics, talent pipeline and succession data, and organization health engagement indices. We will continue to enhance our talent and culture measurements to further reflect our progress over 2024.

The Company embraces diversity, inclusion and belonging, and strongly believes that a truly consumer-focused workforce should be as diverse as the consumers it serves and leverage the skills and perspectives of a wealth of backgrounds of all team members. To attract, engage and retain a global and diverse workforce, the Company strives to build a culture where employees can bring their whole selves to work, while contributing to meaningful work and are recognized and rewarded for high performance. Newell Brands has many Employee Resource Groups (“ERGs”) that are Company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the Company, including inclusion and diversity and the professional development of employees. The Company has been recognized externally for its efforts and recent examples of such recognition include: Forbes America's Best Employers for Women (2023), Fortune World's Most Admired Companies (2023 and 2024), Human Rights Campaign Foundation’s Corporate Equality Index 100 Award Winner (2023 and 2024), Newsweek America's Greatest Workplaces for Diversity (2024), WSJ 250 Best-Managed Companies (2023) and Top Companies for Women by Top Companies Mexico and Expansión (2023).

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The President and Chief Executive Officer and executive leadership team have meaningful industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see the Risk Factors section hereafter.

ITEM 1A. RISK FACTORS

Ownership of the Company’s securities involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in the Company’s securities. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones the Company faces. Additional risks that are currently unknown to the Company or that the Company currently considers immaterial may also impair its business or adversely affect its financial condition or results of operations.

Industry and Economic Risks

The Company is subject to intense competition in a marketplace dominated by large omni-channel and e-commerce retailers.

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. A proliferation of digitally native brands has further intensified the competitive landscape. The Company’s principal customers are large mass merchandisers, discount stores, home centers, warehouse clubs, office superstores, specialty retailers, wholesalers, commercial distributors, direct-to-consumer channels, and e-commerce retailers. The dominant share of the market represented by these large retailers, together with changes in consumer shopping patterns, and the integration of brick and mortar and e-commerce operations at major retailers, has contributed to the formation of dominant multi-category omni-channel and e-commerce retailers that have strong negotiating power with suppliers. These retailers have and may continue to foster high levels of competition among suppliers, reduce inventory levels, demand innovative new products and products tailored to each of their unique specifications, require suppliers to maintain or reduce product prices in response to competitive, economic or other factors, and require product delivery with shorter lead times. Retailers have imported and may continue to import products directly from foreign sources and source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.

The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions. The intense competition in the traditional retail and e-commerce sectors may result in a number of customers experiencing financial difficulty or failing in the future. For example, the Company’s results in 2023, particularly in the Learning and Development segment, were negatively impacted by the bankruptcy of a large customer. To address these challenges, the Company must be able to respond to competitive factors and the potential loss of customers in the future, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s customers may further consolidate, which could materially adversely affect the Company’s sales and margins.

The Company’s customers have steadily consolidated over time. The Company expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets, reduce inventory, and rationalize their supply chain, which could adversely affect the Company’s business and results of operations. There can be no assurance that, following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in additional increase in the customers' negotiating power with suppliers, as well as pricing and other competitive pressures that could reduce the Company’s sales and profitability.

Strategic and Operational Risks

The Company’s sales are dependent on purchases by several large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on the Company’s future financial performance.

Although the Company has long-established relationships with many customers, the Company generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end consumers could have an adverse effect on the Company’s profitability. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (including shopping online and through mobile commerce and social applications) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

The Company depends on a continuous flow of new orders from large, high-volume retail customers; however, the Company may be unable to continually meet the needs of these customers. Retailers are increasing their demands on suppliers to:

•reduce lead times for product delivery, which may require the Company to increase inventories and could impact the timing of reported sales;
•improve customer service; and
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

If the Company is unable to innovate and commercialize a continuing stream of new products that create demand, the Company’s ability to compete in the marketplace and financial results may be adversely impacted.

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

If the Company does not continue to develop and maintain leading brands or realize the anticipated benefits of advertising and promotion spend over the long term, its operating results may suffer.

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
Failure to further expand the Company’s e-commerce business, despite e-commerce investments, may materially and adversely affect the Company’s market position, net sales and financial performance.

The retail industry has rapidly evolved and consumers have embraced shopping online and through mobile commerce and social applications. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing, and the pace of this increase has accelerated. At the same time, the portion of retail business at traditional “brick and mortar” stores and shopping centers has decreased.

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

Furthermore, the cost of certain e-commerce, omni-channel and technology investments may adversely impact the Company’s financial performance in the short and long-term. There can be no assurance that investments in e-commerce and omni-channel infrastructure and technology will result in increased sales through e-commerce or otherwise.

The Company’s plans to execute its turnaround plan and restructuring initiatives, improve productivity, reduce complexity and costs may not be successful, which would materially adversely affect its financial results.

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows. Project Ovid is a multi-year, customer centric supply chain initiative to transform the Company's go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative is expected to reduce the complexity of the organization, improve the Company’s cash conversion cycle and increase investment in the Company’s most significant growth platforms. It is further designed to reduce costs associated with direct materials, indirect expenses, and distribution and logistics, among other things. Other major productivity, streamlining and divestment programs may also be required in the future to continue the turnaround plan.

In January 2023, the Company announced Project Phoenix, an initiative that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. It incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize its supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company expects to realize significant savings when the initiatives are fully implemented, however it resulted in material charges and led to the elimination of approximately 13% of office positions during 2023. Additionally, in May 2023, the Company announced the Network Optimization Project in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. In January 2024, the Company announced an organizational realignment which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” choices the company unveiled in June of 2023. The Company expects to realize savings when fully implemented, however it will result in material charges and is expected to result in the elimination of approximately 7% of office roles.

These initiatives may not be substantially completed in the expected timeframe, may be more costly to implement than expected, or may not fully achieve the anticipated cost savings. Such initiatives involve a significant amount of capital expenditures, organizational change and execution risk, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. In addition, the Company's ongoing review of its operating footprint and non-core brands will likely result in future restructuring charges.

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

The ability of third-party suppliers to timely deliver finished goods and/or raw materials, and the ability of the Company’s own facilities to timely deliver finished goods, may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, demand volatility or port congestion, disruption from geopolitical conflicts, unavailability of shipping containers or other equipment, or significant weather and health conditions affecting manufacturers and/or shippers. Any adverse change in the Company’s relationships with its third-party suppliers, the financial condition of third-party suppliers, the ability of third-party suppliers to manufacture and deliver outsourced parts or products on a timely basis, or the Company’s ability to import products from third-party suppliers or its own facilities could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment. In some instances, the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, the Baby business unit within the Company's Learning and Development segment has a single source of supply for products that comprise a majority of its sales and which owns intellectual property rights in respect to many of those products. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company. The Company may not be able to quickly or effectively replace any of its suppliers if the need arose, and it may be difficult to retrieve tooling and molds possessed by any of its third-party suppliers. The Company’s dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

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
•collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data, including data that may be subject to data privacy laws, including but not limited to the General Data Protection Regulation of the European Union (“GDPR”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Colorado Privacy Act (“CPA”), Virginia Consumer Data Protection Act (“VCDPA”), the Utah Consumer Protection Act (“UCPA”) or the General Law for Protection of Personal Data (“LGPD”) of Brazil;
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

The Company is subject to laws of various jurisdictions where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor or employee information or related data, including the GDPR which went into effect in May 2018, the CCPA, which went into effect on January 1, 2020, the LGPD which went into effect in August 2020, the CPRA and VCDPA both of which became operative in January 2023, the CPA which went into effect in July 2023, the UCPA having gone into effect on December 31, 2023, and various other U.S. state level privacy regulations. The changes introduced by the GDPR, CCPA, LGPD, CPRA, CPA and other U.S. state laws increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

The Company’s success is dependent, in part, on its continued ability to reduce its exposure to or mitigate the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Significant inflation in the costs of labor, finished goods, raw materials, energy and transportation has negatively impacted, and will likely continue to negatively impact, the Company’s results of operations. There is no assurance that we will be able to fully offset any such cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation were to occur, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent the Company has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, some of the products the Company manufactures require particular types of glass, metal, paper, plastic, resin, wax, wood or other materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing the Company’s products. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in the Company’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties, and changes in laws, regulations, and related interpretations.

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the United States. Given the Company's reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. Any additional tariffs on Chinese-origin goods, or on other certain products imported into the United States or European Union, such as carbon import taxes could increase the cost of some of our products and reduce our margins.

Unfavorable shifts in industry-wide demand for the Company’s products could result in inventory valuation risk.

The Company evaluates its ending inventories for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand or slow moving, appropriate write-downs may be recorded. In addition, the Company writes off inventories that are considered obsolete based upon changes in customer demand, product design changes including those required by new product regulation, that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate net realizable market value.

If future demand or market conditions are less favorable than the Company’s estimates, including the volatility of customer demand patterns and the impact of retailer inventory rebalancing in response to soft global demand, write-downs may be required. The Company cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for its products, will not affect it beyond the inventory charges that have already been recorded.

The Company may not be able to attract, retain and develop key talent.

The Company’s ability to successfully execute its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key leaders. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified talent. In 2023, the Company hired a new Chief Financial Officer, Chief Human Resources Officer, President of Brand Management and Innovation and Segment CEO for Outdoor and Recreation.

Global competition for such talent is intense and has increased in the recent past amidst emerging labor trends, including but not limited to increased remote work options. There can be no assurance that the Company can retain its key employees or attract, engage, retain or otherwise develop internally other highly qualified talent in the future.

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

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, diversity, inclusion and belonging, sustainability, packaging, responsible sourcing and social investments. In 2023, the Company published its Corporate Citizenship Report which included updates on many of these focus areas and goals for certain areas. The Company could fail, or be perceived to fail, in its achievement of such initiatives and goals or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments or litigation may be filed against the Company resulting in significant expenses or investments to repair such impacts.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition as well as require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2023, the Company had approximately 24,600 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

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

Further, the United Kingdom exited the European Union in 2020 (“Brexit”) and entered into a trade and cooperation agreement with the European Union in 2021. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and the European Union are now on more restricted terms than before and there remains uncertainty around the post-Brexit regulatory environment. Brexit may also lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

At December 31, 2023, the Company had $4.9 billion in outstanding debt, reflecting a decrease of approximately $500 million versus December 31, 2022. The Company’s substantial indebtedness has, and could continue to have, important consequences for the Company, including:

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
•limiting its ability to borrow additional funds; and
•requiring the Company to comply with financial and non-financial covenants in its debt documents that may place restrictions on business activities and, if breached, subject the Company to cross-default and acceleration provisions.

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

While the majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Increases in interest rates would raise the cost of servicing our debt and could reduce our profitability and cash flows. In response to the last global economic recession, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions, including the utilization of quantitative easing, were taken to create and maintain a low interest rate environment. During 2023, the U.S. Federal Reserve raised the targeted federal funds rate four times for a total of 100 basis points resulting in a target range of 5.25% to 5.50%. The policy statements, decisions and actions of the U.S. Federal Reserve are uncertain and subject to change depending on economic conditions. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of issuing new Senior Notes, obtaining new debt and refinancing existing indebtedness.

Reductions in the Company’s credit ratings could materially and adversely affect its business, availability of future borrowings, financial condition and results of operations.

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

On August 21, 2023, Moody's Corporation (“Moody’s”) downgraded the Company’s debt ratings to “Ba2”. As a result of Moody’s downgrade, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion (the “Coupon-Step Notes”) are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $2 million in 2023). On February 9, 2024, Moody’s downgraded the Company’s senior unsecured debt rating to “Ba3”, subjecting the Coupon-Step Notes to an additional interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will further increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On August 3, 2023, S&P Global Inc. (“S&P”) downgraded the Company’s debt ratings to “BB”. In March 2023, S&P had also downgraded the Company’s debt ratings to “BB+”. As a result of the S&P downgrades, the Company’s Coupon-Step Notes are subject to an aggregated interest rate adjustment of 50 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $15 million on an annualized basis (approximately $8 million in 2023). Furthermore, as a result of the March S&P downgrade, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. On February 14, 2024, S&P downgraded the Company’s debt ratings to “BB-”, subjecting the Company’s Coupon-Step Notes to an additional interest rate adjustment of 25 basis points, which will increase interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On February 14, 2023, Fitch Ratings downgraded the Company’s Long-Term Issuer Default Rating to “BB”, then to “B+” on November 1, 2023. These downgrades did not impact the interest rates on any of the Company’s senior notes.

See Liquidity and Capital Resources in Item 7.

The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

Failure to remediate the material weaknesses in our internal control over financial reporting or our inability to maintain effective internal control over financial reporting, could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

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

The Company did not maintain effective controls over the reviews of significant assumptions used in the impairment assessment of goodwill, indefinite-lived tradenames and long-lived assets. Specifically, the control activities related to the reviews of the significant assumptions utilized in the impairment assessments were not executed, as designed, at the appropriate level of precision to prevent or detect a material misstatement. These control deficiencies resulted in management adjustments to the impairment loss and the other intangible assets, net accounts, prior to the issuance of the Company’s financial statements. These control deficiencies could result in a material misstatement of the goodwill, indefinite-lived tradenames, long-lived assets and the related accounts and disclosures in the annual or interim consolidated financial statements. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The Company’s management, with the oversight of the Audit Committee of the Board, is updating our internal processes and controls to strengthen their effectiveness and has developed a remediation plan, which includes the following actions:

•Identifying additional resources to assist in the preparation and reviews of significant assumptions used in the impairment assessments; and
•Improving the development of sufficient supporting documentation related to reviews over significant assumptions associated with the Company’s impairment assessments.

The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan, as needed.

We can give no assurance that the measures we take will remediate the material weaknesses or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the identification of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements that may continue undetected, negatively impact the public perception of the Company and our securities and cause us to fail to meet our reporting and financial obligations or incur significant additional costs to remediate the material weakness, each of which could harm our ability to raise capital on favorable terms in the future or otherwise have a negative impact on our financial condition.

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

During the years ended December 31, 2023, 2022 and 2021, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $339 million, $474 million and $60 million, respectively. Future events or factors may occur that would adversely affect the fair value of the Company’s assets and require impairment charges, including, but not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. As there is minimal difference between the estimated fair values and the carrying values of some of the Company’s intangible assets as a result of recent impairment charges, future impairment charges may occur. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 7 of Notes to Consolidated Financial Statements.

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

In addition, foreign currency transaction risk arises when the Company and its subsidiaries enter into transactions where the settlement occurs in a currency other than its functional currency. The Company continues to recognize foreign exchange losses related to the currency devaluation in Argentina and its designation as a hyperinflationary economy. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized in the Consolidated Statement of Operations in the period in which they arise. Although the Company may employ, at times, a variety of techniques to mitigate the impact of foreign currency transaction risk, including the hedging of forecasted cash inflows and outflows, it cannot guarantee that such risk management strategies will be effective, and its financial condition or results of operations could be adversely impacted.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 10 of the Notes to Consolidated Financial Statements for further information.

Circumstances associated with divestitures and brand or product line exits could adversely affect the Company’s results of operations and financial condition.

The Company may decide to sell or discontinue or exit certain brands, businesses or product lines in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner, and prospective buyers may have difficulty obtaining financing. Past and future divestitures and business discontinuations also involve additional risks, including the following:

•difficulties in the separation of operations, services, products and personnel;
•the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;
•the disruption of the Company’s business;
•the potential loss of key employees; and
•disputes or litigation with the buyers.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting, discontinuing or exiting a brand, business or product line, which could have a material adverse effect on its business.

Legal, Tax and Regulatory Risks

Governmental investigations or actions by other third parties could have a material adverse effect on management and the Company’s business operations.

The Company is subject to various federal, state and foreign laws and regulations. As further described in Footnote 18 of the Notes to the Consolidated Financial Statements, the Company is also subject to third party litigation. The potential outcomes of third-party litigation, if insured, could exceed policy limits, resulting in significant costs and expenses. The Company could be responsible for any settlement or judgment over the amount of available insurance coverage or for the entire settlement or judgment, if not insured. In the ordinary course of business, the Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters for the time period beginning from January 1, 2016. On September 29, 2023, the Company entered into a settlement with the SEC, which concluded the investigation of the Company. Under the terms of the settlement, the Company neither admitted nor denied the SEC's findings and paid a civil penalty of approximately $13 million, which did not have a material effect on the Company’s Consolidated Financial Statements. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies may be time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

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

As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. may not be taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted. Furthermore, the Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two are effective as of January 1, 2024, with certain remaining aspects to be effective beginning January 1, 2025 or later. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. While we do not currently expect Pillar Two to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release guidance and countries implement legislation.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the period ending December 31, 2023. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company.

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

As a manufacturer and distributor of consumer products, the Company is subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the United States and abroad, and more restrictive laws and regulations may be adopted in the future. From time to time, the Company has announced voluntary recalls of its products where it has identified potential product safety concerns. When the Company is required to remove, or voluntarily removes, its products from the market, the Company might have large quantities of finished products that it is unable to sell. The Company also faces exposure to product liability claims if one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects.

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

The Company’s success with its proprietary products depends, in part, on its ability to protect its current and future technologies and products and to defend its intellectual property rights, including its patent, trade secret and trademark rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market the same or similar products, or the incidence of counterfeit products may increase.

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

Increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce changes in the climate that could have significant physical effects, such as increased frequency and severity of storms, droughts, floods, wildfires and other climatic events. Increased frequency of extreme weather could cause increased incidence of disruption to the production and distribution of our products at these locations. Increasing natural disasters in connection with climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including disruptions of supply chains or information technology or other necessary services for our Company.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and to protect the confidentiality, integrity, and availability of its data. Cybersecurity risks are monitored, updated on a regular basis, and integrated as part of the Company’s broader enterprise risk management process. The reporting and analysis of cybersecurity risks have also been incorporated within the Company’s disclosure controls and procedures and internal disclosure committee process. The Company conducts multiple forms of cybersecurity awareness and training for employees including general cybersecurity awareness articles, role-based training, online cybersecurity awareness tools, and frequent monthly awareness presentations.

The Company uses a combination of internal and external resources to assess, identify, and manage material risks from cybersecurity threats. Internally, the Company leverages its global information security organization, the Information Technology function, privacy and compliance departments, operating segments, functional areas, and its internal audit function. Given the complexity and evolving nature of cybersecurity threats, the Company also utilizes the following external resources:

•two industry research and technology firms for benchmarking and industry research;
•several cybersecurity operations partners for risk detection and threat information sharing;
•cybersecurity penetration testing companies to provide regular technical assessments of our systems;
•an information sharing and analysis service specific to the consumer goods industry; and
•the assistance of its outside cybersecurity counsel.

The Company oversees its third-party service providers’ security posture by using an internally managed vendor security assessment process prior to vendor onboarding, with ongoing monitoring for any emerging risks. The Company supplements its internal processes with third-party security partners that provide risk measurements for third parties.

While the Company has not encountered cybersecurity risks that have materially affected or are reasonably likely to materially affect its strategy, results of operations or financial condition, there can be no guarantee that the Company will not be materially affected by such cybersecurity risks or a cybersecurity incident in the future. For a discussion of cybersecurity risks and incidents that may impact the Company, refer to preceding section Item 1A. Risk Factors.

Governance

The Company’s Board of Directors provides oversight of risks from cybersecurity threats through its Audit Committee. The Company’s Chief Information Security Officer provides regular quarterly updates on material cybersecurity risks, performance and material risk related metrics, and material risk mitigation strategies. These reviews help to inform the Audit Committee, identify areas for improvement and help align the Company’s cybersecurity risk management efforts with overall enterprise risk management. The Audit Committee incorporates this information into its regular reporting to the Board of Directors.

The Company’s management plays a critical role in assessing and managing cybersecurity risks. The Newell Brands Information Security program is led by the Company’s Chief Information Security Officer, a Certified Information Systems Security Professional (CISSP) with over 20 years of experience in cybersecurity gained at four global Fortune 500 companies, and the Company’s Chief Information Officer who has overseen the Company’s security function for the past 11 years. The Newell Brands Information Security program is governed by the Information Security Governance Committee (the “ISG Committee”), comprised of the Chief Information Security Officer (its Chair), Chief Financial Officer, Chief Legal and Administrative Officer, Chief Human Resources Officer, Chief Information Officer, and Vice President of Internal Audit. The ISG Committee meets quarterly to discuss material risks, material risk related metrics, and material risk mitigating strategies and conducts tabletop exercises.

In addition to the ISG Committee, Company management is informed about and monitors material cybersecurity risks and incidents through the following formal processes:

•Newell Brands Incident Response Policy and Procedures and related response and governance protocols for high severity incidents;
•Periodic Information Security program presentations to leadership; and
•Chief Information Security Officer material incident notifications to Company management, including the President and Chief Executive Officer.

The outputs from the management processes above are synthesized into the above-mentioned reporting to the Audit Committee of the Board of Directors.

ITEM 2. PROPERTIES

The Company’s primary corporate offices are located in an owned office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2023, the Company’s global physical presence included approximately 45 manufacturing facilities (15 in the U.S.), approximately 60 regional distribution centers and warehouses (30 in the U.S.), approximately 115 offices for sales, research and development and administrative purposes (35 in the U.S.), as well as approximately 255 retail stores (245 in the U.S.) primarily related to Yankee Candle. Approximately 85% of our global properties are leased (90% in the U.S.), which primarily reflect the Yankee Candle retail stores.

In general, the Company’s properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 6 of the Notes to Consolidated Financial Statements for amounts invested in land, buildings and machinery and equipment. Also, see Footnote 13 of the Notes to Consolidated Financial Statements for information about the Company’s leased properties.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS:

Name	Age	Title
Christopher H. Peterson	57	President and Chief Executive Officer
Mark J. Erceg	54	Chief Financial Officer
Bradford R. Turner	51	Chief Legal and Administrative Officer and Corporate Secretary
Tracy L. Platt	50	Chief Human Resources Officer
Michal J. Geller	51	President, e-Commerce and Digital
Michael M. Hayes	55	Chief Customer Officer
Melanie Huet	48	President, Brand Management and Innovation
Dennis Senovich	61	Chief Supply Chain Officer
Michael P. McDermott	53	Segment CEO, Home & Commercial Solutions
Kristine K. Malkoski	63	Segment CEO, Learning & Development
Nicolas Duran	48	Segment CEO, Outdoor & Recreation

Christopher H. Peterson has been Chief Executive Officer of the Company since May 16, 2023 and President since May 5, 2022. He served as Chief Financial Officer of the Company between December 2018 and January 2023. Mr. Peterson also served as President, Business Operations from February 2020 to May 5, 2022. He also served as Interim Chief Executive Officer from June 28, 2019 until October 2, 2019. From April 2018 to August 2018, Mr. Peterson served as the Executive Vice President and Chief Operating Officer, Operations of Revlon, Inc., a global beauty company. Before that, Mr. Peterson served as both Revlon’s Chief Operating Officer, Operations and Chief Financial Officer from June 2017 until March 2018, and leading into that, he held the title of Chief Operating Officer, Operations from April 2017 until June 2017. Prior to his positions at Revlon, Mr. Peterson held several senior management roles at Ralph Lauren Corporation, a designer, marketer, and distributor of premium lifestyle products, including serving as President, Global Brands from April 2015 to May 2016, Executive Vice President, Chief Administrative Officer & Chief Financial Officer from November 2013 to March 2015, and Senior Vice President and Chief Financial Officer from September 2012 to November 2013. Previously, Mr. Peterson held several financial management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2012. Mr. Peterson serves on the Board of Directors of BJ’s Wholesale Club Holdings, Inc.

Mark J. Erceg has been Chief Financial Officer of the Company since January 9, 2023. Previously, Mr. Erceg served as the Executive Vice President and Chief Financial Officer of Cerner Corporation, a health care information technology company, from February 2021 until July 2022. From October 2016 to January 2021, he served as Executive Vice President and Chief Financial Officer of Tiffany & Company, a manufacturer and retailer of luxury jewelry. Prior to that, Mr. Erceg served as Executive Vice President and Chief Financial Officer of Canadian Pacific Railway between May 2015 and September 2016 and as Executive Vice President and Chief Financial Officer of Masonite International, a global building products company, from June 2010 to May 2015. Previously, Mr. Erceg held several financial and business management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2010.

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

Tracy L. Platt has served as Chief Human Resources Officer of the Company since December 2023. Prior to joining the Company, she served as Executive Vice President and Chief Human Resources Officer of Cerner Corporation, a health care information technology company, from July 2019 to August 2022. Prior to that, Ms. Platt held various human resource leadership roles within Fortune 500 companies between 2009 and 2019 at Medtronic, a medical equipment manufacturer, including Vice President of Human Resources and integration leader during Medtronic’s $50 billion acquisition of Covidien. Earlier in her career, Ms. Platt also held human resources leadership positions at Cardinal Health, Lands’ End, and GE Healthcare.

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

Melanie Huet was appointed President, Brand Management and Innovation of the Company in February 2023. Between October 2022 and January 2023, Ms. Huet served as a consultant to the Company. Prior to that, she served as Executive Vice President, Chief Commercial Officer at Serta Simmons Bedding LLC, a global sleep products company, between April 2021 and June 2022, and as its Executive Vice President, Chief Marketing Officer between January 2019 and April 2021. Serta Simmons Bedding LLC filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in January 2023. Between July 2017 and October 2018, Ms. Huet served as Vice President, Beverages & Snack Nuts of Kraft Heinz, a global consumer packaged goods company. Previously, she served in various senior roles at Kimberly Clark, a global consumer packaged goods company, between 2011 and 2017, including Global Brand Director, Baby & Child Care from January 2016 to June 2017 and General Manager/Brand Director, Child Care from February 2014 to December 2015. Prior to that, Ms. Huet served in various sales and marketing leadership roles at Unilever, a global consumer packaged goods company, between 2005 and 2011. Ms. Huet serves on the Board of Directors of Quad/Graphics, Inc.

Dennis Senovich has served as Chief Supply Chain Officer of the Company since April 2019. He was the Global Head of Procurement of the Company from August 2017 to March 2019. Prior to joining the Company, Mr. Senovich served as President of a privately held third-party logistics company from 2011 to 2016. He held leadership roles from 2006 to 2011, within Nestlé as Executive Vice President of Supply Chain for Prepared Foods and Executive Vice President of Supply Chain for Ice Cream. He spent the bulk of his career, from 1984 to 2006, within PepsiCo North America in Supply Chain leadership roles across brand portfolios such as Frito Lay, Quaker, Tropicana and Gatorade.

Michael P. McDermott was appointed Segment CEO, Home and Commercial Solutions of the Company in January 2023. He served as Business Unit CEO, Commercial of the Company from January 2020 through January 2023. Prior to joining the Company, Mr. McDermott served as President of Omni-Channel Retail at Bass Pro Shops in 2019. Previously, Mr. McDermott served as Executive Vice President and Chief Customer Officer at Lowe's Companies Inc. from 2016 to 2019; Chief Merchandising Officer from 2014 to 2016; and Senior Vice President from 2013 to 2014. Prior to working with Lowe's Companies Inc., Mr. McDermott held various management roles at General Electric Company.

Kristine K. Malkoski was appointed Segment CEO, Learning and Development of the Company in January 2023. She served as Business Unit CEO, Writing of the Company from April 2022 through January 2023 and Business Unit CEO, Food of the Company from February 2020 through January 2023. Prior to joining the Company, from April 2019 to January 2020, Ms. Malkoski was Chief Executive Officer, Americas, for Arc International, a global manufacturer of glassware products for the housewares industry, where she was responsible for housewares sales, marketing, manufacturing and distribution across North and South America. From January 2015 to August 2017, Ms. Malkoski served as President, Global Business and Chief Commercial Officer for World Kitchen, a privately owned international housewares company, where she oversaw operations for its retail stores, and, previously, from June 2012 to January 2015, as President, North America, Chief Innovation Officer, and President North America Household for World Kitchen. Prior thereto, Ms. Malkoski served as Vice President and General Manager of the Craftsman division of Sears Holding Company and in various other management roles at Sears, Ubiquity Brands and Procter & Gamble. From 1997 to 2002, Ms. Malkoski founded and served as President and Chief Operating Officer of Pharmaceutical Corporation of America, the first contract product management company for the prescription drug industry. Ms. Malkoski serves on the Board of Directors of The Aaron’s Company, Inc.

Nicolas Duran was appointed Segment CEO, Outdoor and Recreation of the Company in January 2024. Prior to joining the Company Mr. Duran held several leadership roles from March 2012 to December 2023, at Dorel Industries Inc., a global manufacturer of juvenile and home products, including Group Chief Operating Officer, South America; President, Canada and Latin America, Dorel Juvenile and most recently, President and CEO, Juvenile Group. Mr. Duran started his career at Reebok International, which was acquired by the Adidas Group, where he spent 14 years, from 1998 to 2012, in various roles of increasing responsibility in marketing, operations and sales, including serving as Vice President, Latin America, Reebok Brand, and Vice President, Americas and Europe, the Middle East and Africa Distribution, Rockport Brand.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 14, 2024 there were 8,472 stockholders of record.

Dividend Policy

In the second quarter of 2023, the Company updated its dividend policy and reduced the quarterly dividend to reflect its updated strategy and new capital allocation framework. The Company continues to prioritize paying dividends, and the Board of Directors currently intends to declare and pay dividends based on the financial condition and results of operations of the Company.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2018 through December 31, 2023 with the cumulative total return of the Standard and Poor’s (“S&P”) 500 Index, the S&P SmallCap 600 Index and the Dow Jones (“DJ”) Consumer Goods Index, assuming a $100 investment made on December 31, 2018. In 2023, the Company was moved from the S&P 500 Index to the S&P SmallCap 600 Index. As a result, the Company has elected to replace the S&P 500 Index with the S&P SmallCap 600 Index in the graph below. In future years, the Company will no longer provide a comparison to the S&P 500 Index. Each of the four measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Newell Brands Inc.
DJ Consumer Goods Index
S&P SmallCap 600 Index
S&P 500 index

For information on securities authorized for issuance under the Company’s equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in Item 12.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the three months ended December 31, 2023:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	6,029	7.54	—	—
December	—	—	—	—
Total	6,029	$7.54	—

(1)Shares purchased during the three months ended December 31, 2023, were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K and the Company’s audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The “Business Strategy” and “Recent Developments” sections below are brief presentations of our business and certain significant items addressed in this section or elsewhere in this Annual Report on Form 10-K. This section should be read along with the relevant portions of this Annual Report on Form 10-K for a complete discussion of the events and items summarized below.

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.
Business Strategy

Following a comprehensive assessment of key capabilities, starting in the second quarter of 2023, the leadership team began implementing an integrated set of new “where to play” and “how to win” strategies designed to enable the Company to leverage the scale of the portfolio, while further building upon its operational foundation and strengthening its front-end capabilities.

As part of its strategy, the Company is focused on:
•Driving meaningful improvement in front-end capabilities, including consumer understanding, brand management, brand communications, innovation and go-to-market execution;
•Disproportionately investing in the Company’s largest and most profitable brands, fastest-growing channels and key geographies;

•Turning the Company’s scale into a competitive advantage, enabling cost savings that provide fuel for reinvestment; and
•Transitioning to a high-performance organization as the Company transforms its culture.

The Company is implementing this strategy while continuing to address key challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a soft macro backdrop; significant inflationary pressures on consumers and an evolving regulatory landscape.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. This initiative, which completed its first phase go-live during the third quarter of 2022 and its second phase go-live during the first quarter of 2023, leveraged technology to further simplify the organization by harmonizing and automating processes. Project Ovid was designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative was intended to reduce administrative complexity, improve inventory and invoicing workflow for our customers and enhance product availability for consumers through omni-channel enablement. This new operating model was also expected to drive efficiencies by better utilizing the Company’s transportation and distribution network and consolidating the number of overall distribution sites.

In May 2023, the Company announced a restructuring and cost savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. The Company currently estimates that it will incur approximately $37 million to $49 million in restructuring and restructuring-related charges associated with the execution of the Network Optimization Project. The Company also expects to incur $30 million to $40 million in capital expenditures related to the Network Optimization Project.

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which included manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. The Company commenced reducing headcount during the first quarter of 2023, with most of these actions completed by the end of 2023. The Company estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix.

In January 2024, the Company announced an organizational realignment, which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company unveiled in June of 2023. In addition to improving accountability, the Company’s organizational realignment is designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the organizational realignment, the Company is making several operating model changes, which entail: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company will also further optimize the Company’s real estate footprint and pursue other cost reduction initiatives. These actions are expected to be substantially implemented by the end of 2024, subject to local law and consultation requirements. The Company estimates that it will incur approximately $75 million to $90 million in restructuring and restructuring-related charges in connection with the organizational realignment.

In addition, the Company continues to review its operating footprint and non-core brands, which will likely result in future restructuring charges.

Organizational Structure

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(1), Calphalon, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
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

On March 31, 2022, the Company sold its Connected Home and Security (“CH&S”) business to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Consolidated Statement of Operations as part of the Home and Commercial Solutions segment through March 31, 2022.

Recent Developments

Current Macroeconomic Conditions

The Company continues to be impacted by soft global demand, focus by major retailers on rebalancing of inventory levels, inflationary pressures, rising interest rates and indirect impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and negatively impacted the Company’s operating results, cash flows and financial condition during 2023 and are mostly expected to persist into 2024.

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

Geopolitical Conflicts

The global economy has been negatively impacted by military conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East. While the Company does not expect these conflicts to have a material impact on its results of operations, it has experienced supply chain disruptions, shortages in raw materials and increased costs for transportation, energy and commodities due in part to the negative impact of these conflicts on the global economy. Further escalation of geopolitical tensions, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if these military conflicts escalate beyond their current scope, the Company could be negatively impacted by localized or global economic recessions. See Results of Operations, Critical Accounting Estimates and Footnote 1 of the Notes to Consolidated Financial Statements for further information.

Network Optimization Project

During the year ended December 31, 2023, the Company recorded restructuring and restructuring-related charges of $7 million and $16 million, respectively in connection with the project.

Project Phoenix

During the year ended December 31, 2023, the Company recorded restructuring and restructuring-related charges of $78 million and $19 million, respectively in connection with the project.

See Risk Factors in Item 1A. and Footnote 4 of the Notes to Consolidated Financial Statements for further information.

Goodwill and Other Indefinite-Lived Intangible Asset Impairments

During the fourth quarter of 2023, as a result of the Company's annual impairment testing, the Company recorded a non-cash impairment charge of $68 million related to two tradenames in the Home and Commercial Solutions segment, as the carrying values of the tradenames exceeded their fair values.

See Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Debt Rating Downgrades

On February 9, 2024, Moody’s Corporation (“Moody’s”) downgraded the Company’s senior unsecured debt rating to “Ba3”, subjecting certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion (the “Coupon-Step Notes”) to an additional interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On February 14, 2024, S&P Global Inc. (“S&P”) downgraded the Company’s debt ratings to “BB-”, subjecting the Company’s Coupon-Step Notes to an additional interest rate adjustment of 25 basis points, which will increase interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Amendments to Credit Revolver

As of December 31, 2023, the Company maintained a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On March 27, 2023, the Company entered into an amendment to its Credit Revolver (the “First Amendment”) to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the First Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the First Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrower, and certain of its subsidiaries, as subsidiary guarantors, entered into a second amendment to the Credit Revolver (the “Second Amendment”).

The Second Amendment, among other things, (i) reduces the commitments of the lenders from $1.5 billion to $1.0 billion (ii) replaces the Company’s financial covenants with new financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Second Amendment), (iii) requires the Company and certain of the Company’s domestic and foreign subsidiaries (collectively the “Guarantors”) to guarantee all obligations under the Credit Revolver including, without limitation, obligations in respect of extensions of credit to any of the borrowers, certain hedging obligations, certain cash management obligations, and certain supply chain financing obligations, and (iv) requires the Company and the other Guarantors to grant a lien and security interest in certain of its assets consisting of eligible accounts receivable, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

New Accounts Receivables Facility

On October 2, 2023, the Company, through a wholly-owned special purpose entity (“SPE”) entered into a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain customer receivables without recourse on a revolving basis (the “New Receivables Facility”). Under the New Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial.

The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of December 31, 2023 was $45 million. Cash received under the New Receivables Facility is included in cash from operating activities in the Consolidated Statements of Cash Flows. See Footnote 1 of the Notes to Consolidated Financial Statements for further information.
Results of Operations
Consolidated Operating Results 2023 vs. 2022

	Years Ended December 31,
(in millions, except per share data)	2023	2022	$ Change	% Change
Net sales	$8,133	$9,459	$(1,326)	(14.0)%
Gross profit	2,353	2,834	(481)	(17.0)%
Gross margin	28.9%	30.0%

Operating income (loss)	(85)	312	(397)	NM
Operating margin	(1.0)%	3.3%

Interest expense, net	283	235	48	20.4%
Other (income) expense, net	175	(81)	256	NM

Income (loss) before income taxes	(543)	157	(700)	NM
Income tax benefit	(155)	(40)	(115)	NM
Income tax rate	28.5%	(25.5)%

Net income (loss)	$(388)	$197	(585)	NM

Diluted earnings (loss) per share	$(0.94)	$0.47
NM — NOT MEANINGFUL

Net sales decreased 14%. Net sales were unfavorably impacted by soft global demand, distribution losses and category exits, primarily in the Home and Commercial Solutions segment, partially offset by pricing actions by the Company. The sale of the CH&S business at the end of the first quarter of 2022, negatively impacted net sales by approximately 1%. Changes in foreign currency unfavorably impacted net sales by $38 million, or less than 1%.

Gross profit decreased 17% compared to prior year. Gross margin declined to 28.9% as compared with 30.0% in the prior year. The decline in gross margin reflected higher absorption cost associated with lower sales volume, higher sales promotional activities to reduce elevated inventory levels, inflation and higher restructuring-related charges, partially offset by favorable pricing and productivity. The gross profit decline also reflected the unfavorable impact of the sale of the CH&S business in the prior year. Changes in foreign currency exchange rates unfavorably impacted gross profit by $38 million, or 1%.

Notable items impacting operating income (loss) for 2023 and 2022 are as follows:

	Years Ended December 31,
(in millions)	2023	2022	$ Change
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$339	$474	$(135)
Restructuring (See Footnote 4) and restructuring-related (a)	194	39	155
Transactions and other costs (b)	43	72	(29)

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2023 were $86 million and $13 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2022 were $22 million and $2 million, respectively, and primarily relate to facility closures. Restructuring costs for 2023 and 2022 were $95 million and $15 million, respectively.
(b)Transaction and other costs for 2023 primarily relate to completed divestitures, expenses associated with certain legal proceedings and inventory reserve due to change in raw material regulation. Transaction and other costs for 2022 primarily relate to completed divestitures, expenses associated with certain legal proceedings, an indirect tax reserve for an international entity and an incremental bad debt reserve for an international customer.

Operating loss was $85 million as compared to operating income of $312 million in the prior year period. The decline reflects the impact of lower gross profit, higher restructuring and restructuring-related charges, primarily in connection with Project Phoenix, the Network Optimization Project and other on-going facility closures and higher incentive compensation expense, partially offset by lower non-cash impairment charges, lower advertising and promotion costs, savings from restructuring actions and an employee retention credit in connection with the CARES Act.

Interest expense, net increased primarily due to higher interest rates, partially offset by higher interest income. The weighted average interest rates for 2023 and 2022 were approximately 5.2% and 4.3%, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Other (income) expense, net for 2023 and 2022 include the following items:

	Years Ended December 31,
(in millions)	2023	2022
Pension settlement and non-service costs, net (See Footnote 11)	$126	$—
Gain on disposition of businesses (See Footnote 2)	(1)	(136)
Foreign exchange losses, net (See Footnote 10)	22	47
Discount on factored receivables and other, net	28	8
	$175	$(81)

The income tax benefit for 2023 was $155 million as compared to benefit of $40 million in 2022. The effective tax rate for 2023 was 28.5%, resulting from the combination of pretax book losses and discrete tax benefits of $112 million due to the effects of certain legal entity reorganizations in the U.S. and Luxembourg and $10 million due to the filing of tax returns in various jurisdictions. The year ended December 31, 2022 included discrete benefits of $58 million associated with a change in the Company’s indefinite reinvestment assertion regarding certain earnings within its Irish operations, $28 million associated with the reduction in valuation allowance related to the integration of certain Brazilian and Luxembourg operations and $6 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of CH&S.

See Footnote 12 of the Notes to Consolidated Financial Statements for further information on income taxes.

Business Segment Operating Results 2023 vs. 2022

Home and Commercial Solutions

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$4,428	$5,194	$(766)	(14.7)%

Operating income (loss)	37	(212)	249	NM
Operating margin	0.8%	(4.1)%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	76	444

Home and Commercial Solutions net sales for 2023 decreased 15%, which reflected soft demand across all businesses, the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 2%, as well as certain category exits and distribution losses, primarily in the Kitchen business, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $14 million.

Operating income for 2023 was $37 million as compared to operating loss of $212 million in the prior year. The improvement in operating results is primarily due to gross productivity, pricing actions, lower non-cash impairment charges and advertising and promotional costs, as well as savings from restructuring actions, partially offset by lower gross profit reflecting higher absorption costs associated with lower sales volume, as well as higher restructuring and restructuring-related charges in connection with Project Phoenix. The sale of CH&S business in the prior year also unfavorably impacted the operating results.

Learning and Development

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,706	$2,950	$(244)	(8.3)%

Operating income	213	593	(380)	(64.1)%
Operating margin	7.9%	20.1%

Notable items impacting operating income comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	241	30

Learning and Development net sales for 2023 decreased 8%, primarily due to a decline in the Baby business. The Writing business declined slightly due to soft demand in certain categories, partially offset by pricing actions and innovation. Pricing actions in the Baby business were more than offset by soft demand in certain categories and lower sales to a customer that declared bankruptcy. Changes in foreign currency unfavorably impacted net sales by $10 million.

Operating income for 2023 decreased to $213 million as compared to $593 million in the prior-year period. The decrease in operating income is primarily due to lower gross profit reflecting higher absorption costs associated with lower sales volume and inflation, as well as higher charges for non-cash goodwill impairment, restructuring and restructuring-related charges in connection with Project Phoenix and advertising and promotion costs, partially offset by gross productivity, favorable pricing and savings from restructuring actions.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$999	$1,315	$(316)	(24.0)%

Operating income (loss)	(83)	86	(169)	NM
Operating margin	(8.3)%	6.5%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	22	—

Outdoor and Recreation net sales for 2023 decreased 24% primarily reflecting soft global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $14 million or 1%.

Operating loss for 2023 was $83 million as compared to operating income of $86 million in the prior-year period. The decline was primarily due to lower gross profit caused by unfavorable fixed cost leverage associated with lower sales volume, inflation, higher sales promotional activities to reduce elevated inventory levels, non-cash impairment charge related to an indefinite-lived tradename and higher restructuring and restructuring-related charges in connection with Project Phoenix, partially offset by gross productivity, favorable pricing, savings from restructuring actions and lower advertising costs.

Consolidated Operating Results 2022 vs. 2021

	Years Ended December 31,
(in millions, except per share data)	2022	2021	$ Change	% Change
Net sales	$9,459	$10,589	$(1,130)	(10.7)%
Gross profit	2,834	3,363	(529)	(15.7)%
Gross margin	30.0%	31.8%

Operating income	312	1,013	(701)	(69.2)%
Operating margin	3.3%	9.6%

Interest expense, net	235	256	(21)	(8.2)%
Other income, net	(81)	(8)	(73)	NM

Income before income taxes	157	760	(603)	(79.3)%

Income tax provision (benefit)	(40)	138	(178)	NM
Income tax rate	(25.5)%	18.2%

Net income	$197	$622	$(425)	(68.3)%

Diluted earnings per share	$0.47	$1.45
NM — NOT MEANINGFUL

Net sales decreased 11%, as pricing actions by the Company were more than offset by softening global demand, category exits in the Home and Commercial Solutions and Outdoor and Recreation segments and a negative 3% impact to net sales related to the sale of CH&S at the end of the first quarter of 2022. The net sales performance also reflected the lapping of elevated levels of demand in certain categories during the prior year. Changes in foreign currency unfavorably impacted net sales by $300 million, or 3%.

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

Notable items impacting operating income for 2022 and 2021 are as follows:

	Years Ended December 31,
(in millions)	2022	2021	$ Change
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$474	$60	$414
Restructuring and restructuring-related (See Footnote 4) (a)	39	46	(7)
Transactions and other costs (b)	72	37	35
(a)Restructuring-related costs reported in cost of products sold and SG&A for 2022 were $22 million and $2 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2021 were $22 million and $8 million, respectively, and primarily relate to facility closures. Restructuring costs for 2022 and 2021 were $15 million and $16 million, respectively.
(b)Transaction and other costs for 2022 primarily relate to completed divestitures, expenses associated with certain legal proceedings, an indirect tax reserve for an international entity and an incremental bad debt reserve for an international customer. Transaction and other costs for 2021 primarily relate to completed divestitures and costs associated with certain legal proceedings.

Operating income decreased to $312 million in 2022 as compared to $1.0 billion in 2021. The decline reflects the impact of lower gross profit, as well as lower incentive compensation expense, advertising and promotion costs and overhead spending. Operating income was also negatively impacted by higher current year non-cash impairment charges relating to goodwill and indefinite-lived tradenames.

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

Other income, net for 2022 and 2021 include the following items:

	Years Ended December 31,
(in millions)	2022	2021
Gain on disposition of businesses (See Footnote 2)	$(136)	$(4)
Foreign exchange losses, net (See Footnote 10)	47	8
Discount on factored receivables and other, net	8	(12)
	$(81)	$(8)

The income tax benefit for 2022 was $40 million as compared to provision of $138 million in 2021. The effective tax rate for 2022 was a benefit of 25.5%, reflecting an increase in discrete tax benefits, as compared to provision of 18.2% for 2021. The year ended December 31, 2022 included discrete benefits of $58 million associated with a change in the Company’s indefinite reinvestment assertion regarding certain earnings within its Irish operations, $28 million associated with the reduction in valuation allowance related to the integration of certain Brazilian and Luxembourg operations and $6 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of CH&S. Income tax expense for the year ended December 31, 2021 included a discrete benefit of $37 million associated with a reduction in valuation allowance related to the integration of certain Luxembourg operations, $13 million associated with a reduction of in valuation allowance related to the integration of certain U.K. operations and $9 million related to a statute of limitation expiration in France.

See Footnote 12 of the Notes to Consolidated Financial Statements for further information on income taxes.

Business Segment Operating Results 2022 vs. 2021

Home and Commercial Solutions

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$5,194	$6,077	$(883)	(14.5)%

Operating income (loss)	(212)	566	(778)	NM
Operating margin	(4.1)%	9.3%

Notable items impacting operating income (loss) comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	444	29
NM — NOT MEANINGFUL

Home and Commercial Solutions net sales for 2022 decreased 15% which reflected softening global demand in the Kitchen and Home Fragrance business units, category exits and lost distribution in one product line at a key customer in the Kitchen business unit, as well as the exit of 43 Yankee Candle retail stores during the year. Net sales performance of the Kitchen and Home Fragrance business units also reflected the lapping of elevated demand during 2021. The sale of CH&S at the end of the first quarter of 2022, also negatively impacted net sales by 5%. Pricing actions taken by the Company, as well as improved order fulfillment in the Commercial business unit resulting from easing of supply chain constraints, partially offset the decline in net sales. Changes in foreign currency unfavorably impacted net sales by $133 million, or 2%.

Operating loss for 2022 was $212 million as compared to operating income of $566 million in 2021. The decline in operating results is primarily due to the non-cash impairment charges in the Kitchen and Home Fragrance business units; lower gross profit leverage; higher absorption costs associated with lower sales volume, significant input cost inflation associated with raw materials, sourced finished goods and transportation; higher sales promotional activities to reduce elevated inventory levels and an indirect tax reserve related to an international entity. The sale of CH&S at the end of the first quarter of 2022 had a negative impact of 4%. The decline in operating results was partially offset by gross productivity and lower incentive compensation expense.
Learning and Development

	Years Ended December 31,
(in millions)	2022	2021	$ Change	% Change
Net sales	$2,950	$3,028	$(78)	(2.6)%

Operating income	593	600	(7)	(1.2)%
Operating margin	20.1%	19.8%

Notable items impacting operating income comparability:
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	30	31

Learning and Development net sales for 2022 decreased 3%, reflecting decreases in both the Writing and Baby business units. The Writing business unit performance reflected logistical constraints and supply chain shortages, particularly in labelling, and softening demand in certain categories in the U.S., partially offset by pricing actions. The Baby business unit performance reflected softening demand in certain categories in the U.S., as the business lapped elevated levels of demand during the prior year, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $96 million, or 3%.

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

Outdoor and Recreation segment net sales for 2022 decreased 11% primarily due to softening U.S. demand and certain category exits, partially offset by pricing actions and improved product availability. Net sales for this segment also reflected the lapping of elevated levels of demand in the prior year. Changes in foreign currency unfavorably impacted net sales by $71 million, or 5%.

Operating income for 2022 was $86 million as compared to $90 million in the prior year period. This performance was primarily due to input cost inflation for commodities, sourced finished goods and transportation and higher advertising and promotional costs, partially offset by lower overhead spending and incentive compensation costs. The improvement in operating margin primarily reflects net benefit from pricing actions and the exit from certain low margin product categories.
Liquidity and Capital Resources

The Company believes the extent of the impact of the rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company’s future sales, operating results, cash flows, liquidity and financial condition will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver and entering into the New Receivables Facility.

The Company believes these actions and its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs. For further information, refer to Item 1A. Risk Factors – Financial Risks in Part I.

At December 31, 2023, the Company had cash and cash equivalents of approximately $332 million, of which approximately $298 million was held by the Company’s non-U.S. subsidiaries.

The table below summarizes the Company's cash activity for 2023, 2022 and 2021 (in millions):

				Increase (Decrease)
	2023	2022	2021	2023	2022
Cash provided by (used in) operating activities	$930	$(272)	$884	$1,202	$(1,156)
Cash provided by (used in) investing activities	(199)	343	(268)	(542)	611
Cash used in financing activities	(664)	(232)	(1,143)	(432)	911
Exchange rate effect on cash, cash equivalents and restricted cash	(9)	(13)	(17)	4	4
Increase (decrease) in cash, cash equivalents and restricted cash	$58	$(174)	$(544)	$232	$370

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects a reduction of working capital and lower incentive compensation payments in 2023, partially offset by impact of the operating loss and higher restructuring payments.

The change in net cash used in operating activities for 2022 primarily reflects lower operating income and the impact of the Company’s adjustment to its supply and demand forecasted purchases in the back half of the year. This was in response to significantly greater than expected pullback in retailer orders, as retailers rebalanced inventory in light of continued inflationary pressures on consumers. This also resulted in lower sales volume and unfavorable working capital associated with higher inventory levels. The change also reflected the negative impact of lower accounts receivable sold under the Customer Receivables Purchase Agreement.

See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities for 2023 was primarily due to proceeds from the sale of the CH&S business in the prior year.

The change in net cash provided by investing activities for 2022 was primarily due to proceeds from the sale of CH&S and other property, plant and equipment, partially offset by higher capital expenditures, primarily associated with Project Ovid. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to the period-over-period change in debt, a reduction of the quarterly dividend payment in 2023, that commenced with the second quarter payment, and repurchase of shares of the Company’s common stock in the prior year.

The change in net cash used in financing activities for 2022 was primarily due to the period-over-period change in debt, offset by repurchase of shares of the Company’s common stock.

See Footnotes 1,9 and 14 of the Notes to Consolidated Financial Statements for further information.

Capital Resources

As of December 31, 2023, the Company maintained a $1.5 billion Credit Revolver maturing in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2023, the Company had $131 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.3 billion.

On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors, entered into a Second Amendment to the Credit Revolver.

The Second Amendment among other things, reduces the commitments of the lenders from $1.5 billion to $1.0 billion, replaces the Company’s existing financial covenants with new financial covenants, requires the Company and the Guarantors to guarantee all obligations under the Credit Revolver, and requires the Company and the other Guarantors to grant a lien and security interest in certain of its assets. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Factored receivables at December 31, 2023 associated with the Company’s existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $240 million, a decrease of approximately $180 million from December 31, 2022. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations.

On October 2, 2023, the Company, through a wholly-owned special purpose entity (“SPE”) entered into a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain customer receivables without recourse on a revolving basis (the “New Receivables Facility”). Under the New Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial.

The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of December 31, 2023 was $45 million. Cash received under the New Receivables Facility is included in cash from operating activities in the Consolidated Statements of Cash Flows.

The Company maintained an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility was $375 million. The Securitization Facility matured on October 2, 2023 and was terminated thereafter.

On February 14, 2023, Fitch Ratings downgraded the Company’s Long-Term Issuer Default Rating to “BB”, then to “B+” on November 1, 2023. These downgrades did not impact the interest rates on any of the Company’s senior notes.

On August 21, 2023, Moody’s downgraded the Company’s debt ratings to “Ba2”. As a result of Moody’s downgrade, the Company’s Coupon-Step Notes are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $2 million in 2023). On February 9, 2024, Moody’s downgraded the Company’s senior unsecured debt rating to “Ba3”, subjecting the Coupon-Step Notes to an additional interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will further increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On August 3, 2023, S&P downgraded the Company’s debt ratings to “BB”. In March 2023, S&P had also downgraded the Company’s debt ratings to “BB+”. As a result of the S&P downgrades, the Company’s Coupon-Step Notes are subject to an aggregated interest rate adjustment of 50 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $15 million on an annualized basis (approximately $8 million in 2023). Furthermore, as a result of the March S&P downgrade, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated. On February 14, 2024, S&P downgraded the Company’s debt ratings to “BB-”, subjecting the Company’s Coupon-Step Notes to an additional interest rate adjustment of 25 basis points, which will increase interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

The Company currently believes its capital structure and cash resources will continue to support the funding of future dividends and the Company will continue to evaluate all actions to strengthen its financial position and balance sheet, and to maintain its financial liquidity, flexibility and capital allocation strategy.

The Company was in compliance with all of its debt covenants at December 31, 2023.
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

Fair Value Hedges

At December 31, 2023, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.000% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848 (see Footnote 1 of the Notes to Consolidated Financial Statements for further information). The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into two additional cross-currency swaps with notional amounts of $500 million each, with one maturing in September 2027 and one in September 2029. These swaps were also designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2023, 2022 and 2021, the Company recognized income of $38 million, $31 million and $16 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) (“AOCL”) until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2023, the Company had approximately $348 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2023, the Company had approximately $1.3 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2024. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, 2023 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$(12)
Fair value hedges:
Interest rate swaps	(19)
Net investment hedges:
Cross-currency swaps	(82)

Derivatives not designated as effective hedges:
Foreign currency contracts	(7)
Total	$(120)

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2023, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2023. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (1)	$4,952	$332	$2,532	$502	$1,586
Interest on debt (2)	1,957	277	447	241	992
Lease obligations (3)	652	146	205	128	173
Purchase obligations (4)	961	801	127	27	6
Tax obligations (5)	35	35	—	—	—
Total (6)	$8,557	$1,591	$3,311	$898	$2,757

(1)Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2023. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.
(2)Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2023, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2023. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.
(3)Amounts represent lease liabilities on operating leases as of December 31, 2023. See Footnote 13 of the Notes to Consolidated Financial Statements.
(4)Primarily consists of purchase commitments with suppliers entered into as of December 31, 2023, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)Represents the future cash payments related to 2017 Tax Reform, for the one-time provisional transition tax on the Company’s previously untaxed foreign earnings.
(6)Total does not include contractual obligations reported as of December 31, 2023 balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the Internal Revenue Service (“IRS”) and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $463 million in unrecognized tax benefits at December 31, 2023, is excluded from the preceding table. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2023, the Company had approximately $38 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2023, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The Company’s significant accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. The Company’s most critical accounting policies, which are those that have or are reasonably likely to have a material impact on its financial condition and results of operations, are described below.

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
Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2023, the carrying values for total goodwill and indefinite-lived intangible assets were $3.1 billion and $1.6 billion, respectively.

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

During the fourth quarter of 2023, in conjunction with its annual impairment testing, the Baby reporting unit in the Learning and Development segment, had a fair value within the 10% of its associated carrying value. A hypothetical 10% reduction in forecasted earnings before interest, taxes, depreciation and amortization used in the discounted cash flows to estimate the fair value to the Baby reporting unit would have resulted in an impairment charge of approximately $99 million against its goodwill carrying value of $415 million.

The Company has experienced headwinds due to soft global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers that impacted the Baby business within the Learning and Development segment. Further declines in anticipated consumer spending or an inability to achieve expected margin improvements on sales of Baby products could result in declines in the fair value of the business that may result in goodwill impairment charges.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.
Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During the fourth quarter of 2023, in conjunction with its annual impairment testing, the Company recorded aggregate non-cash impairment charges of $68 million associated with two tradenames in the Home and Commercial Solutions segments, as the carrying values exceeded their fair values. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of a tradename and in the relief from royalty method applied in determining the fair value of the other tradename would have resulted in an incremental impairment charge on the Home and Commercial Solutions segment of $54 million.

During the fourth quarter of 2023, in conjunction with its annual impairment testing, one tradename in the Learning and Development segment and two tradenames in the Outdoor and Recreation segment, had fair values within 10% of their associated carrying values of $135 million, $35 million and $9 million, respectively. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair values of the tradenames would have resulted in an impairment charge of $12 million in the Learning and Development segment and $2 million in the Outdoor and Recreation segment.

The Company has experienced headwinds due to soft global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. The Company expects that current market contraction is reflective of a reset of demand levels. If the demand continues to contract or the business fails to regain lost distribution, additional declines in the fair value of certain tradenames may occur resulting in an impairment charge. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending continue to decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information associated with non-cash indefinite-lived intangibles impairment charges resulting from its annual test and triggering events during 2023.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2023 and 2022.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: global equities approximately zero to 20%; fixed income approximately 80% to 100%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2023. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2023, the domestic plan assets were allocated as follows: Equities: approximately 10% and Other Investments (alternative investments, fixed-income securities, cash and other): approximately 90%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2023, 2022 and 2021, the actual return (loss) on plan assets for the Company’s U.S. pension plan assets was approximately $57 million, $(220) million and $48 million, respectively, versus an expected return on plan assets of approximately $52 million, $47 million and $51 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans for 2024 are estimated to be approximately $21 million, as compared to the 2023 contributions of approximately $17 million.

The weighted average expected return on plan assets assumption for 2023 was approximately 5.2% for the Company’s pension plans. The weighted average discount rate at the 2023 measurement date used to measure the pension and postretirement benefit obligations was approximately 4.7% and 4.8%, respectively. A 25 basis points decrease in the discount rate at the 2023 measurement date would increase the pension plans’ projected benefit obligation by approximately $22 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At December 31, 2023, the current weighted average healthcare cost trend rate assumption was approximately 5.9%. The current healthcare cost trend rate is assumed to gradually decrease to an ultimate healthcare cost trend rate of 4.5%. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.
International Operations

The Company’s non-U.S. businesses accounted for approximately 37% of net sales for 2023 and 35% of net sales for 2022 and 2021 (see Footnote 17 of the Notes to Consolidated Financial Statements).

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities law. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company’s ability to optimize costs and cash flow and mitigate the impact of soft global demand and retailer inventory rebalancing through discretionary and overhead spend management, advertising and promotion expense optimization, demand forecast and supply plan adjustments and actions to improve working capital;
•the Company’s dependence on the strength of retail and consumer demand and commercial and industrial sectors of the economy in various countries around the world;
•the Company’s ability to improve productivity, reduce complexity and streamline operations;
•risks related to the Company’s substantial indebtedness, potential increases in interest rates or changes in the Company’s credit ratings including the failure to maintain financial covenants which if breached could subject us to cross-default and acceleration provisions in our debt documents;
•competition with other manufacturers and distributors of consumer products;
•major retailers’ strong bargaining power and consolidation of the Company’s customers;
•supply chain and operational disruptions in the markets in which we operate, including as a result of geopolitical and macroeconomic conditions and any global military conflicts including those between Russia and Ukraine and in the Middle East;
•changes in the prices and availability of labor, transportation, raw materials and sourced products, including significant inflation, and the Company’s ability to offset cost increases through pricing and productivity in a timely manner;
•the Company's ability to effectively execute its turnaround plan, including Project Ovid, Project Phoenix, the Network Optimization Project and the Organizational Realignment;
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
•the Company’s ability to remediate the material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting;
•a failure or breach of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s service providers;
•the impact of United States and foreign regulations on the Company’s operations, including the impact of tariffs and environmental remediation costs and legislation and regulatory actions related to product safety, data privacy and climate change;
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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2023, approximately $1.2 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $3.7 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2023, a hypothetical 1% increase in these interest rates would increase interest expense by approximately $12 million and decrease the fair value of debt by approximately $177 million.

While the Company transacts business principally in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian Dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2023, approximately 37% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 9%; British Pound, approximately 5% and Canadian Dollar and Mexican Peso, approximately 4% each. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to ineffective controls over the reviews of significant assumptions used in the impairment assessments of goodwill, indefinite-lived tradenames, and long-lived assets.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Interim and Annual Impairment Assessments - Goodwill and Certain Indefinite-Lived Tradenames

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill and indefinite-lived tradenames balances were $3.1 billion and $1.5 billion, respectively, as of December 31, 2023. Goodwill and indefinite-lived tradenames are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. In 2023, management used a quantitative approach, which involves comparing the fair value to the carrying values. For goodwill, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit. An indefinite-lived tradename is impaired by the amount its carrying value exceeds its estimated fair value. During the year, the Company recorded non-cash impairment charges of $241 million to goodwill for the Baby reporting unit and $98 million to certain indefinite-lived tradenames, respectively. Fair value is estimated by management using the discounted cash flow method for its reporting units. Fair value is estimated by management using an income method, either the relief from royalty method or the excess earnings method, for indefinite-lived tradenames. Management’s impairment assessments require significant use of judgment and assumptions such as (i) the estimation of future cash flows, business growth rates, and discount rates for reporting units, (ii) the cash flow projections, royalty rates, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (iii) the cash flow projections, and discount rates under the excess earnings method for certain indefinite-lived tradenames.

The principal considerations for our determination that performing procedures relating to the interim and annual impairment assessments of goodwill and certain indefinite-lived tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units and indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the estimation of future cash flows, business growth rates, and discount rates for reporting units, (b) the cash flow projections, royalty rates, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (c) the cash flow projections and discount rates under the excess earnings method for certain indefinite-lived tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived tradenames, including controls over the valuation of the Company’s reporting units and certain indefinite-lived tradenames. These procedures also included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses identified, (ii) testing management’s process for developing the fair value estimates of the reporting units and certain indefinite-lived tradenames; (iii) evaluating the appropriateness of the discounted cash flow method, relief from royalty method, and excess earnings methods used by management; (iv) testing the completeness and accuracy of underlying data used in the valuation methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the (a) estimation of future cash flows, business growth rates, and discount rates for reporting units, (b) the cash flow projections, royalty rates, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (c) the cash flow projections and discount rates under the excess earnings method for certain indefinite-lived tradenames. Evaluating management’s assumptions related to the estimation of future cash flows and business growth rates for reporting units and the cash flow projections for certain indefinite-lived tradenames involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units and indefinite-lived tradenames; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method, relief from royalty method, and excess earnings method and (ii) the reasonableness of the discount rate assumption for reporting units, and the discount rate and royalty rate assumptions for certain indefinite-lived tradenames.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 20, 2024

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in millions, except per share data)

Year Ended December 31,	2023	2022	2021
Net sales	$8,133	$9,459	$10,589
Cost of products sold	5,780	6,625	7,226
Gross profit	2,353	2,834	3,363
Selling, general and administrative expense	2,001	2,033	2,274
Restructuring costs, net	95	15	16
Impairment of goodwill, intangibles and other assets	342	474	60
Operating income (loss)	(85)	312	1,013
Non-operating expenses:
Interest expense, net	283	235	256
Loss on extinguishment of debt	—	1	5
Other (income) expense, net	175	(81)	(8)
Income (loss) before income taxes	(543)	157	760
Income tax provision (benefit)	(155)	(40)	138

Net income (loss)	$(388)	$197	$622

Weighted average common shares outstanding:
Basic	414.1	415.7	425.3
Diluted	414.1	417.4	428.0

Earnings (loss) per share:
Basic	$(0.94)	$0.47	$1.46
Diluted	$(0.94)	$0.47	$1.45

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(388)	$197	$622
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	20	(113)	(94)
Unrecognized pension and postretirement costs	113	(17)	64
Derivative financial instruments	(12)	1	28
Total other comprehensive income (loss), net of tax	121	(129)	(2)
Comprehensive income (loss)	(267)	68	620
Total comprehensive income attributable to noncontrolling interests	—	—	2
Total comprehensive income (loss) attributable to parent	$(267)	$68	$618
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2023	2022
Assets:
Cash and cash equivalents	$332	$287
Accounts receivable, net	1,195	1,250
Inventories	1,531	2,203
Prepaid expenses and other current assets	296	312
Total current assets	3,354	4,052
Property, plant and equipment, net	1,212	1,184
Operating lease assets	515	578
Goodwill	3,071	3,298
Other intangible assets, net	2,488	2,649
Deferred income taxes	806	810
Other assets	717	691
Total assets	$12,163	$13,262
Liabilities:
Accounts payable	$1,003	$1,062
Accrued compensation	190	123
Other accrued liabilities	1,375	1,272
Short-term debt and current portion of long-term debt	329	621
Total current liabilities	2,897	3,078
Long-term debt	4,575	4,756
Deferred income taxes	241	520
Operating lease liabilities	446	512
Other noncurrent liabilities	892	877
Total liabilities	9,051	9,743
Commitments and contingencies (Footnote 18)
Stockholders' equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2023 and 2022)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 439.6 shares and 438.6 shares issued at December 31, 2023 and 2022, respectively)	440	439
Treasury stock, at cost (25.3 and 25.0 shares at December 31, 2023 and 2022, respectively)	(627)	(623)
Additional paid-in capital	6,915	7,052
Retained deficit	(2,726)	(2,338)
Accumulated other comprehensive loss	(890)	(1,011)
Total stockholders' equity	3,112	3,519
Total liabilities and stockholders' equity	$12,163	$13,262
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(388)	$197	$622
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	334	296	325
Impairment of goodwill, intangibles and other assets	342	474	60
Gain from sale of businesses	(1)	(136)	(4)
Deferred income taxes	(283)	97	(24)
Stock based compensation expense	50	12	52
Pension settlement charge	126	—	—
Loss on extinguishment of debt	—	1	5
Other, net	(33)	(24)	(10)
Changes to operating accounts, excluding the effects of divestitures:
Accounts receivable	67	130	130
Inventories	673	(276)	(463)
Accounts payable	(50)	(536)	177
Accrued liabilities and other	93	(507)	14
Net cash provided by (used in) operating activities	930	(272)	884

Cash flows from investing activities:
Proceeds from sale of divested businesses	11	617	—
Capital expenditures	(284)	(312)	(289)
Proceeds from settlement of swaps	43	25	15
Other investing activities	31	13	6
Net cash provided by (used in) investing activities	(199)	343	(268)

Cash flows from financing activities:
Short-term debt, net	(488)	619	—
Net proceeds from issuance of long-term debt	—	989	—
Payments on current portion of long-term debt	(2)	(1,091)	(698)
Payments on long-term debt	—	—	(6)
Repurchase of shares of common stock	—	(325)	—
Cash dividends	(184)	(385)	(394)
Acquisition of noncontrolling interests	—	—	(28)
Equity compensation activity and other, net	10	(39)	(17)
Net cash used in financing activities	(664)	(232)	(1,143)

Exchange rate effect on cash, cash equivalents and restricted cash	(9)	(13)	(17)
Increase (decrease) in cash, cash equivalents and restricted cash	58	(174)	(544)
Cash, cash equivalents and restricted cash at beginning of period	303	477	1,021
Cash, cash equivalents and restricted cash at end of period	$361	$303	$477

Supplemental disclosures:
Restricted cash at beginning of period	$16	$37	$40
Restricted cash at end of period	29	16	37
Cash paid for income taxes, net of refunds	103	172	165
Cash paid for interests	298	244	271

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity Attributable to Parent	Non- controlling Interests	Total Stockholders' Equity
Balance at December 31, 2020	$448	$(598)	$8,078	$(3,157)	$(880)	$3,891	$26	$3,917
Comprehensive income (loss)	—	—	—	622	(2)	620	—	620
Dividends declared on common stock - $0.92 per share	—	—	(397)	—	—	(397)	—	(397)
Equity compensation, net of tax	2	(11)	53	—	—	44	—	44
Portion of net income attributable to noncontrolling interests	—	—	—	—	—	—	2	2
Acquisition of noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158	$—	$4,158
Comprehensive income (loss)	—	—	—	197	(129)	68	—	68
Dividends declared on common stock - $0.92 per share	—	—	(380)	—	—	(380)	—	(380)
Equity compensation, net of tax	2	(14)	11	—	—	(1)	—	(1)
Common stock purchased and retired	(13)	—	(312)	—	—	(325)	—	(325)
Other	—	—	(1)	—	—	(1)	—	(1)
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519	$—	$3,519
Comprehensive income (loss)	—	—	—	(388)	121	(267)	—	(267)
Dividends declared on common stock - $0.44 per share	—	—	(185)	—	—	(185)	—	(185)
Equity compensation, net of tax	1	(4)	48	—	—	45	—	45
Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112	$—	$3,112
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Basis of Presentation and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors.

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

Effective January 1, 2023, as a result of the implementation of a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company, the chief operating decision maker (the “CODM”) now reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. The Home and Commercial Solutions operating segment represents the combination of the previously reported Commercial Solutions, Home Appliances and Home Solutions operating segments. Prior period comparable results have been reclassified to conform to the operating segment change. See Footnote 17 for more information.

On March 31, 2022, the Company sold its Connected Home and Security (“CH&S”) business to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Consolidated Statement of Operations as part of the Home and Commercial Solutions segment through March 31, 2022. See Footnotes 2 and 17 for more information.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, focus by major retailers on the rebalancing of inventory levels, rising interest rates and indirect macroeconomic impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and negatively impact the Company’s operating results, cash flows and financial condition in 2023 and are expected to persist into 2024. As consumers continue to face widespread increases in prices and interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the fourth quarter of 2023, in conjunction with the Company’s annual impairment testing, the Company recorded a non-cash impairment charge of $68 million related to two tradenames in the Home and Commercial Solutions segment as the carrying values exceeded the fair values. A quantitative impairment test was also performed for the Company’s long-lived assets resulting in no impairment.

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the Learning and Development segment, as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates, and for an indefinite-lived tradename in the Outdoor and Recreation segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill and the indefinite-lived tradename in the Outdoor and Recreation segment were impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $241 million for the Baby reporting unit goodwill and $22 million for the indefinite-lived tradename in the Outdoor and Recreation segment, as the carrying values exceeded their fair values.

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

Indefinite-lived intangibles

The testing of indefinite-lived intangibles (primarily trademarks and tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Sales of Accounts Receivable

Factored receivables at December 31, 2023 associated with the Company’s existing factoring agreement (the “Customer Receivables Purchase Agreement”) were approximately $240 million, a decrease of approximately $180 million from December 31, 2022. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Consolidated Statement of Cash Flows. The Company records the discount as other (income) expense, net in the Consolidated Statement of Operations.

On October 2, 2023, the Company, through a wholly-owned special purpose entity (“SPE”) entered into a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain customer receivables without recourse on a revolving basis (the “New Receivables Facility”). Under the New Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial.

The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of December 31, 2023 was $45 million. Cash received under the New Receivables Facility is included in cash from operating activities in the Consolidated Statements of Cash Flows.

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

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF Program. Payments terms average approximately 126 days. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the financial institution. The suppliers’ voluntary inclusion of invoices in the SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees under the SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the SCF Program as of December 31, 2023.

Amounts due under the SCF Program are included in accounts payable in the Consolidated Balance Sheets and as operating cash flows in the Consolidated Statement of Cash Flows.

The following table sets forth the outstanding payment obligations and activities related to the SCF Program:

Balance at December 31, 2022	$100
Invoices posted	336
Invoices paid	(340)
Balance at December 31, 2023	$96

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased. Restricted cash reflects cash received on previously sold customer receivables in connection with the factoring programs that are required to be remitted to a financial institution. Restricted cash is reported as prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses (“SG&A”) and totaled $371 million, $387 million and $407 million in 2023, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to SG&A as incurred. These costs totaled $117 million, $140 million and $153 million in 2023, 2022 and 2021, respectively.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update require that a public entity disclose on an annual and interim basis significant segment expenses that are regularly provided to the CODM, amount for other segment items by reportable segment and a description of its composition, segment profit and loss and assets, additional measures of segment profit used by the CODM in assessing segment performance and the title and position of the CODM, as well as an explanation of how the CODM uses the reported measures in assessing segment performance and deciding allocation of resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.

Adoption of New Accounting Guidance

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

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 and it did not have a material impact on its consolidated financial statements. See preceding disclosure for further information.

Footnote 2 — Divestiture Activity

2023

On November 30, 2023, the Company sold its Millefiori business, based in Italy, in the Home and Commercial Solutions segment to a third party for purchase price that is not material to the Company. As a result, the Company recorded an immaterial, pretax gain which is included in other (income) expense, net in Consolidated Statements of Operations.

2022

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc., for approximately $593 million, subject to customary working capital and other post-closing adjustments. As a result, during the year ended December 31, 2022, the Company recorded a pretax gain of $136 million, which was included in other (income) expense, net in Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”), net of tax, as of and for the years ended December 31, 2023 and 2022 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Cost	Derivative Financial Instruments	AOCL
Balance at December 31, 2021	$(575)	$(292)	$(15)	$(882)
Other comprehensive income (loss) before reclassifications	(119)	(25)	20	(124)
Amounts reclassified to earnings	6	8	(19)	(5)
Net current period other comprehensive income (loss)	(113)	(17)	1	(129)
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Other comprehensive income (loss) before reclassifications	9	18	(16)	11
Amounts reclassified to earnings	11	95	4	110
Net current period other comprehensive income (loss)	20	113	(12)	121
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pretax (income) expense of (in millions):

	2023	2022	2021
Cumulative translation adjustment (1)	$11	$6	$—
Pension and postretirement benefit plans (2)	130	13	23
Derivative financial instruments (3)	5	(21)	23
(1)See Footnote 2 for further information.
(2)See Footnote 11 for further information.
(3)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2023	2022	2021
Foreign currency translation adjustments	$(20)	$2	$20
Unrecognized pension and postretirement costs	36	(10)	20
Derivative financial instruments	(4)	1	9
Income tax provision (benefit) related to AOCL	$12	$(7)	$49

Footnote 4 — Restructuring

The Company has engaged and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs and other exit costs associated with restructuring activities. The Company’s accrual for severance and other employee separation costs depends on whether the costs result from an ongoing severance plan or are one-time costs. The Company accounts for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or if our historical experience is to routinely provide certain benefits to impacted employees. The Company recognizes severance costs when it is probable that benefits will be paid and the amount can be reasonably estimated. The Company estimates one-time severance and other employee costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. The Company recognizes these costs when we identify the specific classification or functions of the employees being terminated, notify the employees who might be included in the termination, and expect to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.

Restructuring costs incurred by reportable business segment for all restructuring activities for the years ended December 31, are as follows (in millions):

	2023	2022	2021
Home and Commercial Solutions	$50	$5	$11
Learning and Development	18	4	1
Outdoor and Recreation	11	5	3
Corporate	16	1	1
	$95	$15	$16
Accrued restructuring costs activity for the year ended December 31, 2023 are as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2023
Severance and termination costs	$7	$89	$(66)	$—	$30
Contract termination and other costs	—	6	(5)	(1)	—
	$7	$95	$(71)	$(1)	$30
Accrued restructuring costs activity for the year ended December 31, 2022 are as follows (in millions):

	Balance at December 31, 2021	Restructuring Costs, Net	Payments	Balance at December 31, 2022
Severance and termination costs	$8	$13	$(14)	$7
Contract termination and other costs	2	2	(4)	—
	$10	$15	$(18)	$7

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamlining its operating model and driving operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which include manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-

market model in key international geographies, and otherwise reduce overhead costs. The Company estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix, substantially all of which was incurred by the end of 2023. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. The Company expects approximately $95 million to $120 million of the total aggregate charges will be cash expenditures. The Company commenced reducing headcount in the first quarter of 2023, and while the program is mostly complete, charges will continue to be recognized as the Company completes remaining actions, in accordance with local regulations and consultation requirements. All cash payments are expected to be paid within one year of charges incurred.

During the year ended December 31, 2023, the Company recorded restructuring charges of $78 million in connection with Project Phoenix. See Recent Developments in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

During the year ended December 31, 2023, the Company recorded restructuring charges of $7 million in connection with the Network Optimization Project. See Recent Developments in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Other Restructuring and Restructuring-Related Costs

The Company regularly incurs other restructuring and restructuring-related costs in connection with various discrete initiatives, including certain costs associated with the 2020 Restructuring Plan, which was designed to reduce overhead costs and streamline certain underperforming operations and was completed at the end of 2021 and Project Ovid, the multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. During the years ended December 31, 2023, 2022 and 2021, the Company recorded other restructuring charges of $10 million, $15 million and $16 million, respectively.

Restructuring-related costs are recorded in cost of products sold and SG&A in the Consolidated Statements of Operations based on the nature of the underlying costs incurred.

Realignment Plan

In January 2024, the Company announced an organizational realignment, which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company unveiled in June of 2023. In addition to improving accountability, the Company’s organizational realignment is designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the organizational realignment, the Company is making several operating model changes, which entail: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company will also further optimize the Company’s real estate footprint and pursue other cost reduction initiatives. These actions are expected to be substantially implemented by the end of 2024, subject to local law and consultation requirements. Restructuring and restructuring-related charges associated with these actions are estimated to be in the range of $75 million to $90 million and are expected to be substantially incurred by the end of 2024.

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

The components of inventories were as follows at December 31, (in millions):

	2023	2022
Raw materials and supplies	$214	$285
Work-in-process	173	218
Finished products	1,144	1,700
	$1,531	$2,203

Footnote 6 — Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2023	2022
Land	$75	$76
Buildings and improvements	678	648
Machinery and equipment	2,517	2,349
	3,270	3,073
Less: Accumulated depreciation	(2,058)	(1,889)
	$1,212	$1,184

Depreciation expense was $225 million, $196 million and $205 million in 2023, 2022 and 2021, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2023 and 2022 (in millions):

				December 31, 2023
Segments:	Net Book Value at December 31, 2022	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Home and Commercial Solutions	$747	$—	$—	$4,052	$(3,305)	$747
Learning and Development	2,551	(241)	14	3,411	(1,087)	2,324
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,298	$(241)	$14	$8,251	$(5,180)	$3,071

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

				December 31, 2022
Segments:	Net Book Value at December 31, 2021	Impairment Charges	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Home and Commercial Solutions	$911	$(164)	$—	$4,052	$(3,305)	$747
Learning and Development	2,593	—	(42)	3,397	(846)	2,551
Outdoor and Recreation	—	—	—	788	(788)	—
	$3,504	$(164)	$(42)	$8,237	$(4,939)	$3,298

During the fourth quarter of 2022, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge to write-off the remaining $56 million of goodwill for its Home Fragrance reporting unit, in the Home and Commercial Solutions segment as the carrying value exceeded its fair value. This impairment reflected a further downward revision to the forecasted cash flows used in connection with the third quarter triggering event assessment, driven by inflationary pressures which continue to impact discretionary spending behavior of consumers at higher rates than previously expected.

During the third quarter of 2022, the Company concluded that a triggering event had occurred for its Home Fragrance reporting unit, in the Home and Commercial Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory, and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company performed a quantitative impairment test and determined that the Home Fragrance reporting unit goodwill was impaired and recorded a non-cash impairment charge of $108 million, as the carrying value of the reporting unit exceeded its fair value.

The impairment charges for indefinite-lived tradenames were recorded in the Company’s reporting segments as follows for the years ended December 31, (in millions):

	2023 (1)	2022 (2)	2021 (3)
Impairment of indefinite-lived tradenames
Home and Commercial Solutions	$76	$280	$29
Learning and Development	—	30	31
Outdoor and Recreation	22	—	—
	$98	$310	$60

(1)During the fourth quarter of 2023, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $68 million associated with two tradenames in the Home and Commercial Solutions segment, as the carrying values exceeded the fair values. The decline in the fair values of the tradenames in the Home and Commercial Solutions segment were due to current market contraction, reflecting a reset of demand levels. During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Outdoor and Recreation segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Outdoor and Recreation segment was impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $22 million for the indefinite-lived tradename in the Outdoor and Recreation segment, as the carrying value of the tradename exceeded its fair value. During the second quarter of 2023, the Company concluded that a triggering event had occurred for indefinite-lived tradename in the Home Fragrance reporting unit in the Home and Commercial Solutions segment as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the Home and Commercial Solutions segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value.
(2)During the fourth quarter of 2022, in conjunction with its annual impairment testing, the Company recorded aggregate non-cash impairment charges of $270 million associated with two tradenames in the Home and Commercial Solutions segment and one tradename in the Learning and Development segment, as the carrying values exceeded their fair values. The decline in fair values for one tradename in the Home and Commercial Solutions segment and the tradename in the Learning and Development segment reflected a further downward revision to the forecasted cash flows used in connection with the third quarter triggering event assessment, driven by inflationary pressures which are impacting discretionary spending behavior of consumers at higher rates than previously expected, including higher than expected overhead costs. The decline in fair value for the remaining tradename in the Home and Commercial Solutions segment reflected a change in management's assumptions, including the timing of a labor shortage recovery in a certain international market, which negatively impacted the long-term profitability estimates used to develop the forecasted cash flow projections for the annual impairment test. During the third quarter of 2022, the Company concluded that a triggering event had occurred for two indefinite-lived tradenames in the Home and Commercial Solutions segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company also concluded that a triggering event had occurred for two indefinite-lived tradenames in the Learning and Development segment, as a result of rising interest rates and inflationary pressures. The Company performed a quantitative impairment test and determined that the indefinite-lived tradenames in the Home and Commercial Solutions segment and two indefinite-lived tradenames in the Learning and Development segment were impaired. During the third quarter of 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values of these tradenames exceeded their fair values.
(3)During the fourth quarter of 2021, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charges of $60 million associated with two tradenames in the Home and Commercial Solutions and Learning and Development segments, as the carrying values exceeded their fair values, reflecting a downward revision of future expected cash flows, which include the impact of the COVID-19 global pandemic.

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2023 and 2022 (in millions):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life (1)	$1,535	$—	$1,535	$1,689	$—	$1,689	N/A
Tradenames - other (1)	232	(105)	127	160	(79)	81	2-15
Capitalized software	628	(512)	116	602	(481)	121	3-12
Patents and intellectual property	22	(20)	2	22	(17)	5	3-14
Customer relationships and distributor channels	1,078	(370)	708	1,072	(319)	753	3-30
	$3,495	$(1,007)	$2,488	$3,545	$(896)	$2,649

(1)In connection with the operating model changes associated with Project Phoenix, the Company determined that six tradenames with aggregate carrying values of $70 million no longer met indefinite-lived criteria and were reclassified during the first quarter of 2023 as finite-lived tradenames with useful lives ranging from five to ten years.

Amortization expense for intangible assets was $109 million, $100 million and $120 million in 2023, 2022 and 2021, respectively.

At December 31, 2023, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2024	$107
2025	95
2026	80
2027	72
2028	61
Thereafter	538
The Company continues to evaluate its brand strategy including the assessment of indefinite-lived criteria which may impact the future estimated intangible amortization.

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2023	2022
Customer accruals	$659	$636
Operating lease liabilities	122	121
Accrued self-insurance liabilities, contingencies and warranty	92	99
Accrued income taxes	89	53
Accrued interest expense	74	63
Accrued marketing and freight expenses	71	73
Other	268	227
	$1,375	$1,272

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

Footnote 9 — Debt

The following is a summary of outstanding debt at December 31, (in millions):

	2023	2022
4.000% senior notes due 2024	$198	$196
4.875% senior notes due 2025	498	496
3.900% senior notes due 2025	47	47
4.200% senior notes due 2026	1,980	1,978
6.375% senior notes due 2027	488	483
6.625% senior notes due 2029	486	481
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility	131	225
Commercial paper	—	359
Receivables facility	—	35
Other debt	1	2
Total debt	4,904	5,377
Short-term debt and current portion of long-term debt	(329)	(621)
Long-term debt	$4,575	$4,756

Senior Notes

On August 21, 2023, Moody's Corporation (“Moody’s”) downgraded the Company’s debt ratings to “Ba2”. As a result of Moody’s downgrade, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion (the “Coupon-Step Notes”) are subject to an interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $2 million in 2023).

On August 3, 2023, S&P Global Inc. (“S&P”) downgraded the Company’s debt ratings to “BB”. In March 2023, S&P had also downgraded the Company’s debt ratings to “BB+”. As a result of the S&P downgrades, the Company’s Coupon-Step Notes are subject to an aggregated interest rate adjustment of 50 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $15 million on an annualized basis (approximately $8 million in 2023). Furthermore, as a result of the March S&P downgrade, the Company’s ability to borrow from the commercial paper market on terms it deems acceptable or favorable was eliminated.

On February 9, 2024, Moody’s downgraded the Company’s senior unsecured debt rating to “Ba3”, subjecting the Coupon-Step Notes to an additional interest rate adjustment of 25 basis points. The change to the interest rate due to the downgrade will further increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On February 14, 2024, S&P downgraded the Company’s debt ratings to “BB-”, subjecting the Company’s Coupon-Step Notes to an additional interest rate adjustment of 25 basis points, which will increase interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

The S&P and Moody’s downgrades will increase the Company’s annual interest expense by approximately $39 million.

On February 14, 2023, Fitch Ratings downgraded the Company’s Long-Term Issuer Default Rating to “BB”, then to “B+” on November 1, 2023. These downgrades did not impact the interest rates on any of the Company’s senior notes.

Receivables Facility

The Company maintained an Accounts Receivable Securitization Facility (the “Securitization Facility”). The aggregate commitment under the Securitization Facility was $375 million. The Securitization Facility matured on October 2, 2023 and was terminated thereafter.

Revolving Credit Facility

As of December 31, 2023, the Company maintained a $1.5 billion Credit Revolver maturing in August 2027. On March 27, 2023, the Company entered into the First Amendment to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the First Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the First Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2023, the Company had $131 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $1.3 billion.

As disclosed in the Company’s Current report on Form 8-K filed with the SEC on February 9, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors, entered into the Second Amendment.

The Second Amendment, among other things, (i) reduces the commitments of the lenders from $1.5 billion to $1.0 billion, (ii) replaces the Company’s existing Total Indebtedness to Total Capitalization and Interest Coverage Ratio financial covenants with new financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each as defined in the Second Amendment), (iii) requires the Company and the Guarantors to guarantee all obligations under the Credit Revolver including, without limitation, obligations in respect of extensions of credit to any of the borrowers, certain hedging obligations, certain cash management obligations, and certain supply chain financing obligations, and (iv) requires the Company and the other Guarantors to grant a lien and security interest in certain of its assets consisting of eligible accounts receivable, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2023 and thereafter are as follows (in millions):

2024	2025	2026	2027	2028	Thereafter	Total
$332	$547	$1,985	$500	$2	$1,586	$4,952

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios.

Weighted average interest rates for the years ended December 31, are as follows:

	2023	2022	2021
Total debt	5.2%	4.3%	4.7%
Short-term debt	6.9%	4.0%	0.9%

At December 31, 2023 and 2022, unamortized deferred debt issue costs were $24 million and $30 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2023		2022
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,633	$4,772	$4,511	$4,756

The carrying amounts of all other significant debt approximates fair value.

Footnote 10 — Derivatives and Foreign Currency Operations

Derivatives

Derivative financial instruments are generally used to manage certain interest rate and foreign currency risks. These instruments primarily include interest rate swaps, forward starting interest rate swaps and forward exchange contracts. The Company’s forward exchange contracts generally do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.

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

Fair Value Hedges

At December 31, 2023, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.000% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848 (see Footnote 1 of the Notes to Consolidated Financial Statements for further information). The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, respectively, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. During the third quarter of 2022, the Company entered into two additional cross-currency swaps with notional amounts of $500 million each, with one maturing in September 2027 and one in September 2029. These swaps were also designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the years ended December 31, 2023, 2022 and 2021, the Company recognized income of $38 million, $31 million and $16 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) (“AOCL”) until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2023, the Company had approximately $348 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2023, the Company had approximately $1.3 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through July 2024. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2023	2022
	Balance Sheet Location	Assets (Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$1	$5
Foreign currency contracts	Other accrued liabilities	(13)	(9)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(15)	(14)
Interest rate swaps	Other noncurrent liabilities	(4)	(16)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	22	28
Cross-currency swaps	Other assets	15	45
Cross-currency swaps	Other noncurrent liabilities	(119)	(75)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	7	19
Foreign currency contracts	Other accrued liabilities	(14)	(10)

Total		$(120)	$(27)

The Company recognized expense of $17 million, $13 million and income of $13 million in other (income) expense, net, during 2023, 2022 and 2021, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are generally offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pretax gain and (loss) activity for 2023, 2022 and 2021 related to derivative financial instruments designated as effective hedges:

	2023		2022		2021
	Gain (Loss)		Gain (Loss)		Gain (Loss)
(in millions)	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income
Interest rate swaps (2)	$—	$(5)	$—	$(6)	$—	$(6)
Foreign currency contracts (3)	(21)	—	24	27	14	(17)
Cross-currency swaps (4)	(80)	—	21	—	69	—
Total	$(101)	$(5)	$45	$21	$83	$(23)

(1)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(2)Portion reclassified from AOCL to income recognized in interest expense, net.
(3)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(4)Portion reclassified from AOCL to income recognized in other (income) expense, net.
At December 31, 2023, deferred net losses of approximately $13 million within AOCL are expected to be reclassified to earnings over the next twelve months.

Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to AOCL. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2023, 2022 and 2021 were $10 million, $41 million and $5 million, respectively.

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Over funded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) expense, net in the Consolidated Income Statement. In 2024, the amount of AOCL expected to be recognized in pension and postretirement benefit (income) expense is an expense of $2 million and an income of $5 million, respectively.

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

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees with aggregate net death benefits of $300 million. At December 31, 2023 and 2022, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $141 million, for both periods, and are included in other assets in the Consolidated Balance Sheets. All premiums paid and proceeds received associated with the life insurance policies are included as investing activities in the Consolidated Statements of Cash Flows. The projected benefit obligation was $77 million and $81 million at December 31, 2023 and 2022, respectively. The

SERP liabilities are included in the pension table hereafter; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the Company’s contributory 401(k) plans were $37 million for both 2023 and 2022 and $36 million for 2021.

U.K. Defined Benefit Plan

In February 2022, the Company entered into an agreement with an insurance company for a bulk annuity purchase or “buy-in” for one of its U.K. defined benefit pension plans (“U.K. Plan”), resulting in an exchange of plan assets for an annuity that matches the plan’s future projected benefit obligations (“PBO”) to covered participants.

In April 2023, the Company completed a “buy-out” of approximately 7% of the U.K. Plan's PBO. The “buy-out” was completed by the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In September 2023, the Company completed the “buy-out” of the remaining PBO of the aforementioned plan through the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In connection with these transactions, the Company recorded a pretax settlement loss of $66 million in other (income) expense, net, in the Company’s Consolidated Statement of Operations, related to the recognition of previously unrecognized actuarial losses reclassified from AOCL to losses.

U.S. Defined Benefit Plan Partial Buyout

In October 2023, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $163 million of PBO for approximately 55% of retirees in one of its U.S. defined benefit pension plans. The transaction or the transfer of the pension liability to the insurance company will be funded with the plan's existing assets. In November 2023, the Company completed the “buy-out” and in connection with the transaction, the Company recorded a pretax settlement loss of $60 million in other (income) expense, net, in the Company’s Consolidated Statement of Operations, related to the recognition of previously unrecognized actuarial losses reclassified from AOCL to losses.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits
	United States		International
Change in benefit obligation:	2023	2022	2023	2022	2023	2022
Benefit obligation at beginning of year	$936	$1,238	$417	$623	$30	$41
Service cost	—	—	3	4	—	—
Interest cost	44	25	15	8	1	1
Actuarial gain	(24)	(247)	(13)	(137)	(2)	(8)
Currency translation	—	—	14	(56)	—	—
Benefits paid	(79)	(80)	(20)	(23)	(3)	(4)
Curtailments, settlements and other	(164)	—	(172)	(2)	—	—
Benefit obligation at end of year (1)	$713	$936	$244	$417	$26	$30
Change in plan assets:
Fair value of plan assets at beginning of year	843	1,133	354	595	—	—
Actual return on plan assets	57	(220)	(10)	(166)	—	—
Contributions	11	10	12	7	3	4
Currency translation	—	—	13	(57)	—	—
Benefits paid	(79)	(80)	(20)	(23)	(3)	(4)
Settlements and other	(164)	—	(173)	(2)	—	—
Fair value of plan assets at end of year	$668	$843	$176	$354	$—	$—
Funded status at end of year	$(45)	$(93)	$(68)	$(63)	$(26)	$(30)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$50	$7	$23	$23	$—	$—
Accrued current benefit cost—other accrued liabilities	(11)	(11)	(4)	(4)	(4)	(4)
Accrued noncurrent benefit cost— other noncurrent liabilities	(84)	(89)	(87)	(82)	(22)	(26)
Net amount recognized	$(45)	$(93)	$(68)	$(63)	$(26)	$(30)
Assumptions:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.94%	5.20%	3.82%	4.07%	4.84%	5.11%
Long-term rate of compensation increase	3.00%	3.00%	2.37%	2.41%	—%	—%
Current health care cost trend rates	—%	—%	—%	—%	5.87%	6.65%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.50%	4.50%
(1)The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion and $1.4 billion at December 31, 2023 and 2022, respectively.

There are no plan assets associated with the Company’s postretirement benefit plans.

The current healthcare cost trend rate gradually declines through 2038 to the ultimate trend rate and remains level thereafter.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2023	2022
Projected benefit obligation	$315	$311
Fair value of plan assets	129	125
Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2023	2022
Accumulated benefit obligation	$309	$303
Fair value of plan assets	129	123

Pension and Postretirement Benefit Expense

The components of pension and postretirement benefit expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$3	$4	$4
Interest cost	44	25	20	15	8	6
Expected return on plan assets	(52)	(47)	(51)	(11)	(6)	(3)
Amortization:
Prior service cost	—	—	—	3	1	1
Net actuarial loss	3	16	22	3	2	3
Curtailment, settlement and termination costs	60	—	—	66	—	—
Total (income) expense	$55	$(6)	$(9)	$79	$9	$11
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	5.34%	2.64%	2.16%	4.07%	1.61%	1.22%
Effective rate for interest on benefit obligations	5.23%	2.13%	1.54%	4.00%	1.46%	0.92%
Effective rate for service cost	—%	2.94%	2.63%	3.20%	0.96%	0.71%
Effective rate for interest on service cost	—%	2.97%	2.61%	3.06%	0.78%	0.54%
Long-term rate of return on plan assets	5.88%	4.75%	5.25%	3.61%	1.06%	0.51%
Long-term rate of compensation increase	3.00%	3.00%	3.00%	2.41%	2.27%	2.18%

	Postretirement Benefits
	2023	2022	2021
Interest cost	$1	$1	$1
Amortization:
Net actuarial gain	(6)	(5)	(3)
Total income	$(5)	$(4)	$(2)

Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	5.11%	2.34%	1.80%
Effective rate for interest on benefit obligations	5.04%	1.77%	1.18%
Effective rate for service cost	4.97%	1.98%	1.32%
Effective rate for interest on service cost	4.90%	1.67%	1.02%

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part on plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately zero to 20%; fixed income approximately 80% to 100%; and cash, alternative investments and other, approximately zero to 10% at December 31, 2023. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.
The composition of domestic pension plan assets at December 31, 2023 and 2022 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2023
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$70	$70
Fixed income securities and funds	250	—	—	250	329	579
Alternative investments	—	—	—	—	2	2
Cash and other	15	2	—	17	—	17
Total	$265	$2	$—	$267	$401	$668

	Plan Assets — Domestic Plans
	December 31, 2022
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$158	$158
Fixed income securities and funds	369	—	—	369	303	672
Alternative investments	—	—	—	—	2	2
Cash and other	8	3	—	11	—	11
Total	$377	$3	$—	$380	$463	$843

The composition of international pension plan assets at December 31, 2023 and 2022 is as follows (in millions):

	Plan Assets — International Plans
	December 31, 2023
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$4	$—	$7	$—	$7
Fixed income securities and funds	4	6	—	10	—	10
Cash and other	4	145	10	159	—	159
Total	$11	$155	$10	$176	$—	$176

	Plan Assets — International Plans
	December 31, 2022
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$3	$—	$6	$—	$6
Fixed income securities and funds	6	5	—	11	—	11
Cash and other	3	140	194	337	—	337
Total	$12	$148	$194	$354	$—	$354
A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2023 and 2022 is as follows (in millions):

Total
Balance at December 31, 2021	$9
Unrealized losses	(101)
Purchases, sales, settlements and other, net	286
Balance at December 31, 2022	194
Purchases, sales, settlements and other, net	(184)
Balance at December 31, 2023	$10
Contributions and Estimated Future Benefit Payments
During 2024, the Company expects to make cash contributions of approximately $15 million and $9 million to its domestic and international defined benefit plans, respectively.
Estimated future benefit payments under the Company’s defined benefit pension plans and postretirement benefit plans are as follows at December 31, 2023 (in millions):

	2024	2025	2026	2027	2028	Thereafter
Pension benefits	$79	$76	$75	$77	$75	$357
Postretirement benefits	4	4	4	3	3	9

Footnote 12 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2023	2022	2021
Domestic	$(995)	$(698)	$(353)
Foreign	452	855	1,113
Total	$(543)	$157	$760
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2023	2022	2021
Current:
Federal	$56	$(245)	$48
State	1	6	17
Foreign	71	102	97
Total current	128	(137)	162
Deferred:
Federal	(232)	163	(26)
State	(40)	(34)	(20)
Foreign	(11)	(32)	22
Total deferred	(283)	97	(24)
Total income tax provision (benefit)	$(155)	$(40)	$138
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	5.7	(14.8)	(0.5)
U.S. foreign inclusions and foreign tax credit (1)	(2.4)	(43.5)	3.6
Foreign rate differential	12.3	(47.2)	(11.6)
Change in uncertain tax positions	—	16.7	0.1
Change in valuation allowance reserve	(9.2)	(13.8)	(3.8)
Impairments	1.0	20.7	—
Sale of businesses	(0.9)	(21.2)	—
Capital loss	1.4	—	(2.1)
Reversal of outside basis difference	11.2	1.6	0.4
Non-deductible compensation	(1.1)	1.9	0.4
Other taxes	(1.8)	4.5	1.3
U.S. income inclusions on asset transfers	(10.1)	50.3	11.1
Foreign exchange	—	2.0	—
Other tax credits	1.8	1.0	(0.4)
Return to provision	1.5	(11.3)	(1.7)
Other	(1.9)	6.6	0.4
Effective rate	28.5%	(25.5)%	18.2%
(1)The Company accounts for tax on global intangible low-taxed income (“GILTI”) as a period cost and the effects are included herein.

At December 31, 2023, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $6.0 billion. A portion of these earnings were subject to U.S. federal taxation with the one-time toll charge. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2023 and is recognizing deferred income taxes of approximately $12 million, primarily related to the future withholding tax effects of those unremitted foreign earnings. With respect to unremitted earnings of $6.0 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2023	2022
Deferred tax assets:
Accruals	$190	$153
Inventory	74	84
Pension and postretirement benefits	38	49
Net operating losses	322	295
Foreign tax credits	16	27
Capital loss carryforward	43	41
Operating lease liabilities	153	169
Capitalized research and development expenses	68	36
Interest expense carryforward	91	28
Other	122	116
Total gross deferred tax assets	1,117	998
Less valuation allowance	(184)	(148)
Net deferred tax assets after valuation allowance	933	850
Deferred tax liabilities:
Accelerated depreciation	(112)	(119)
Amortizable intangibles	(69)	(114)
Outside basis differences	(12)	(96)
Operating lease assets	(140)	(154)
Other	(35)	(77)
Total gross deferred tax liabilities	(368)	(560)
Net deferred tax assets	$565	$290

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2023	2022
Noncurrent deferred tax assets	$806	$810
Noncurrent deferred tax liabilities	(241)	(520)
Net deferred tax assets	$565	$290

At December 31, 2023, the Company has net operating losses (“NOLs”) of approximately $1.3 billion, comprised of $150 million in the U.S. and $1.1 billion outside of the U.S. Approximately $841 million of these NOLs do not expire and approximately $447 million expire between 2024 and 2043. During 2023, the Company utilized approximately $12 million of U.S. federal NOLs that were not previously reflected in the consolidated financial statements. As of December 31, 2023, all U.S. federal NOLs are reflected in the consolidated financial statements. At December 31, 2023, the Company has approximately $1.3 billion of post-apportioned state NOLs, of which $147 million do not expire and $1.1 billion expire between 2024 and 2043.

The Company has U.S. foreign tax credits of $16 million which expire between 2028 and 2033. The Company has approximately $126 million of U.S. capital loss carryforwards of which approximately $84 million were generated at December 31, 2020, $42 million were generated at December 31, 2021, and can be carried back three years and carried forward five years. The Company has approximately $188 million of post-apportioned state capital loss of which $26 million was generated at December 31, 2018, $146 million was generated at December 31, 2020, $13 million was generated at December 31, 2021 and $3 million was generated at December 31, 2022. Of these post-apportioned state capital loss carryforwards, $131 million can be carried back three years and carried forward five years, and $57 million can be carried forward five years.

The Company had a noncurrent income tax receivable of $290 million and $271 million as of December 31, 2023 and 2022, respectively. In 2023, the Company paid $19 million of tax for the one-time toll charge (defined hereafter) incurred in 2017 related to the Tax Credits and Jobs Act due to the IRS having not yet processed the amended 2017 tax return. During the year ended December 31, 2022, the Company amended its 2017 U.S. federal income tax return to carryback foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020. The Company also paid $10 million of tax for the one-time toll charge. This resulted in an increase in noncurrent income tax receivable of approximately $271 million, a decrease in income taxes payable of approximately $95 million, and an increase in deferred tax liabilities of approximately $356 million.

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

At December 31, 2023, the Company has a valuation allowance recorded against certain deferred tax assets, primarily state and foreign NOLs, foreign capital losses and U.S. foreign tax credits, which the Company believes do not meet the more likely than not threshold to be realized due to uncertainty of future taxable income within the applicable tax jurisdictions. A valuation allowance of $184 million and $148 million was recorded against certain deferred tax asset balances at December 31, 2023 and 2022, respectively. For 2023, the Company recorded a net valuation allowance increase of $36 million, primarily related to NOLs in Switzerland, Luxembourg, and Argentina and capital losses in Hong Kong netted with a write-off of NOLs and the related valuation allowance resulting from the liquidation of various subsidiaries in Luxembourg, Netherlands and China, as well as other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2022, the Company recorded a net valuation allowance decrease of $38 million, primarily related to NOLs in Brazil, China and Luxembourg and other miscellaneous changes in the U.S., state and non-U.S. valuation allowance related to ongoing operations.

The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2023	2022	2021
Unrecognized tax benefits, January 1,	$476	$457	$452
Increases (decreases):
Increases in tax positions for prior years	—	1	1
Decreases in tax positions for prior years	(19)	(3)	(4)
Increase in tax positions for the current period	12	44	23
Settlements with taxing authorities	—	(13)	(2)
Lapse of statute of limitations	(6)	(10)	(12)
Cumulative translation adjustments	—	—	(1)
Unrecognized tax benefits, December 31,	$463	$476	$457

If recognized, $387 million, $412 million and $387 million of unrecognized tax benefits at December 31, 2023, 2022 and 2021, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2023, 2022 and 2021 the Company recognized income tax expense on interest and penalties of $9 million, $5 million and $7 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company anticipates approximately $39 million of unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to statutes of limitation expiration, as well as activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues, that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011 to 2015 and 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination.

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

For finance leases, lease payments are allocated between interest expense and reduction of the liability in accordance with an amortization schedule. The corresponding asset is amortized on a straight-line basis over the lease term. Assets acquired under finance leases are reported in property, plant and equipment, net in the Consolidated Balance Sheets.

The depreciable life of leasehold improvements and other lease-related assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2023	2022
Assets
Operating leases	Operating lease assets	$515	$578
Finance leases	Property, plant and equipment, net (1)	—	2
Total lease assets		$515	$580

Liabilities
Current
Operating leases	Other accrued liabilities	$122	$121
Finance leases	Short-term debt and current portion of long-term debt	—	1
Noncurrent
Operating leases	Operating lease liabilities	446	512
Finance leases	Long-term debt	—	1
Total lease liabilities		$568	$635

(1)Net of accumulated depreciation of $4 million and $18 million, respectively.

Components of lease expense for the years ended December 31, are as follows (in millions):

	2023	2022	2021
Operating lease cost:
Operating lease cost (1)	$172	$172	$166
Variable lease costs (2)	24	21	23
Finance lease cost
Amortization of leased assets	1	4	4

(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates at December 31, are as follows:

	2023	2022
Weighted-average remaining lease term (years):
Operating leases	7	8
Finance leases	0	1
Weighted-average discount rate:
Operating leases	4.3%	4.6%
Finance leases	—%	0.8%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$162	$160	$163
Financing cash flows from finance leases	—	3	4

Right of use assets obtained in exchange for lease liabilities:
Operating leases	46	135	144

Maturities of lease liabilities at December 31, 2023, are as follows (in millions):

Operating Leases
2024	$146
2025	116
2026	89
2027	68
2028	60
Thereafter	173
Total lease payments	652
Less: imputed interest	(84)
Present value of lease liabilities	$568

Footnote 14 — Weighted Average Shares Outstanding

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2023	2022	2021
Basic weighted-average shares outstanding	414.1	415.7	425.3
Dilutive securities (1)	—	1.7	2.7
Diluted weighted-average shares outstanding	414.1	417.4	428.0
(1)For 2023, 1.5 million potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At December 31, 2023 and 2022, there were 0.8 million and 0.1 million potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share. At December 31, 2021, there were no potentially dilutive restricted stock awards with performance-based targets that were not met.

For 2023, 2022 and 2021 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

Share Repurchase Program

On February 6, 2022, the Company’s Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), effective through its expiration date of December 31, 2022. Under the SRP, the Company may purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $25.86 per share, the closing price of the Company’s common shares on February 18,

2022. During the three months ended June 30, 2022, the Company repurchased approximately $50 million of its shares of common stock at an average purchase price of $22.01 per share.

Footnote 15 — Share-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three years for stock options and one to three years for time-based and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience.

On May 19, 2023, the Company adopted the 2023 Special Incentive Program (the “SIP”) to incentivize performance against multi-year goals and to aid in the retention of certain Company executives. On July 5, 2023, pursuant to the SIP, the Company granted performance-based restricted stock unit awards to the Company’s President and Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”) that vest on February 28, 2026, subject to the achievement of the applicable performance measures. On the same date, the Company granted time-based and performance-based restricted stock unit awards to certain key executives, other than the CEO and CFO, pursuant to the SIP. The time-based restricted stock units granted to such other executives pursuant to the SIP will fully vest on the one-year anniversary of the date of grant, while the performance-based restricted stock units granted to such other executives pursuant to the SIP will vest 70% on the two-year anniversary of the grant date and 30% on the three-year anniversary of the grant date, subject to the achievement of applicable performance measures.

The Company maintains a 2013 Incentive Plan and a 2022 Incentive Plan (collectively, the “Incentive Plans”), which allow for grants of stock-based awards. At December 31, 2023, there were approximately 21 million share-based awards collectively available for grant under the Incentive Plans. The 2013 Incentive Plan generally provides for stock-based awards to employees to vest over a minimum of three years, although some awards may vest earlier if granted to a new employee or if tied to the achievement of specified market or performance conditions, in which case such awards vest no earlier than one year from the date of grant. The 2022 Incentive Plan generally provides for stock-based awards to employees to vest no earlier than one year from the date of grant, subject to a de minimis exception. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

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
The following table summarizes the changes in the number of shares of common stock for 2023 (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6.5	$23
Granted	0.5	13
Exercised	—	—
Forfeited	(0.4)	24
Outstanding at December 31, 2023	6.6	$22	6.9	$0

Options exercisable, end of year	4.2	$21	6.4	$0

During 2023, the Company awarded 0.5 million time-based stock options with an aggregate grant date fair value of $2 million. These stock options entitle recipients to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of the underlying shares as of the grant date and cliff vest on the fifth anniversary of the grant date for certain awards or the earlier of the first anniversary of the grant date or the date immediately preceding the Company’s 2024 annual meeting of shareholders for other awards.

The weighted average assumptions used to determine the fair value of stock options granted for the years ended December 31, are as follows:

	2023	2022
Expected life in years	7	6
Risk-free interest rate	3.6%	1.9%
Expected volatility	42.1%	42.0%
Expected dividend yield	4.4%	5.1%

The total intrinsic value of options exercised was immaterial in 2023 and 2022 and $2 million in 2021.

Time-Based and Performance-Based Restricted Stock Units

Time-based restricted stock unit awards (“Time-Based RSUs”), including such awards granted under the SIP, represent the right to receive unrestricted shares of stock based on continued employment and are generally subject to forfeiture if employment terminates prior to the vesting date, except a termination for death, disability or retirement. Time-Based RSU awards to employees primarily vest over a one to three-year period. In the case of retirement (as defined in the award agreement), Time-Based RSUs generally vest in part depending on the employee’s age and years of service.

Time-Based RSUs have dividend equivalents credited to the recipient that are paid only to the extent the applicable service criteria is met, the Time-Based RSUs vest and the related stock is issued.

Performance-based restricted stock unit awards (“Performance-Based RSUs”), including such awards granted under the SIP, represent the right to receive unrestricted shares of stock based on continuous employment plus the achievement of Company performance objectives and/or individual performance goals established by the Compensation and Human Capital Committee of the Board of Directors. Such awards are generally subject to forfeiture if employment terminates prior to vesting, except a termination for death, disability or retirement. In the case of retirement (as defined in the award agreement), Performance-Based RSUs vest in whole or part depending on the employee’s age and years of service, subject to the satisfaction of the applicable performance criteria.

Performance-Based RSUs generally entitle recipients to shares of common stock if performance objectives are achieved, and typically vest no earlier than one year from the date of grant and no later than three years from the date of grant. The actual number of shares that will ultimately be earned is dependent on the level of achievement of the specified performance conditions. For restricted stock units with performance conditions that are based on stock price (“Stock-Price Based RSUs”), the grant date fair value of certain Stock-Price based RSUs is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. Performance-Based RSUs have dividend equivalents credited to the recipient that are paid only to the extent the applicable service and performance criteria are met, the Performance-Based RSUs vest and the related stock is issued .

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2023 (shares in millions):

	Restricted Stock Unit	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	4.5	$24
Granted	10.5	11
Grant adjustment (1)	(0.6)	22
Vested	(0.9)	22
Forfeited	(1.0)	19
Outstanding at December 31, 2023	12.5	$14

Expected to vest, end of year	12.5	$12

(1)The Grant Adjustment primarily relates to an adjustment in the quantity of Performance-Based RSUs ultimately vested during 2023 that were dependent on the level of achievement of the specified performance conditions.

The weighted-average grant-date fair values of awards granted were $26 and $25 per share in 2022 and 2021, respectively. The fair values of awards that vested were $13 million, $39 million and $32 million in 2023, 2022 and 2021, respectively.

During 2023, the Company awarded 4.4 million Time-Based RSUs, which had an aggregate grant date fair value of $54 million, that generally vests in annual installments over a one to three-year period.

During 2023, the Company also awarded 6.1 million Performance-Based RSUs with an aggregate grant date fair value of $62 million, that generally entitle the recipients to shares of the Company’s common stock over a two to three-year vesting period. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation at December 31, 2023:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$80	1
Stock options	4	1
Total	$84	1

Excess tax benefits (detriments) related to stock-based compensation for 2023, 2022 and 2021 were $(2) million, $2 million and $1 million, respectively.
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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$45	$—	$45	$—	$97	$—	$97
Liabilities	—	(165)	—	(165)	—	(124)	—	(124)
Investment securities, including mutual funds	14	—	—	14	14	—	—	14

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

During 2019, the Company acquired an equity investment for $18 million, which is traded on an active exchange and therefore has a readily determinable fair value. At December 31, 2023, the fair value of the equity investment was $12 million. For equity investments with readily determinable fair values, the Company recorded unrealized immaterial gain for 2023, $1 million and $2 million gain for 2022 and 2021, respectively, within other (income) expense, net in the Consolidated Statement of Operations.

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

The following table summarizes the assets that are measured at fair value on a nonrecurring basis at December 1, (in millions):

	2023	2022
	Level 3
Indefinite-lived intangibles	$544	$129
	$544	$129

At December 31, 2023 and 2022, goodwill and intangible assets of certain reporting units are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 8.0% to 10.0% for reporting unit goodwill and 8.0% to 13.5% for indefinite-lived intangible assets.

During the fourth quarter of 2023, two tradenames in the Home and Commercial Solutions segment were measured at fair values of $491 million and $53 million. During the fourth quarter of 2022, two tradenames within the Home and Commercial Solutions segment and one in the Learning and Development segment were measured at fair values of $68 million, $25 million and $36 million, respectively. See Footnotes 1 and 7 for further information.

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

On March 31, 2022, the Company sold its CH&S business unit to Resideo Technologies, Inc. The results of operations for CH&S continued to be reported in the Consolidated Statements of Operations as part of the Home and Commercial Solutions segment through March 31, 2022.

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(1), Calphalon, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
(1) and Ball®, TM of Ball Corporation, used under license.

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The Company’s segment and geographic results are as follows at and for the years ended December 31, (in millions):

	2023	2022	2021
Net sales (1)
Home and Commercial Solutions (3)	$4,428	$5,194	$6,077
Learning and Development	2,706	2,950	3,028
Outdoor and Recreation	999	1,315	1,484
	$8,133	$9,459	$10,589

	2023	2022	2021
Operating income (loss) (2)
Home and Commercial Solutions (3)	$37	$(212)	$566
Learning and Development	213	593	600
Outdoor and Recreation	(83)	86	90
Corporate	(252)	(155)	(243)
	$(85)	$312	$1,013

	2023	2022	2021
Depreciation and amortization
Home and Commercial Solutions (3)	$163	$145	$169
Learning and Development	71	60	57
Outdoor and Recreation	35	34	35
Corporate	65	57	64
	$334	$296	$325

	2023	2022	2021
Impairment of goodwill and intangible assets
Home and Commercial Solutions (3)	$76	$444	$29
Learning and Development	241	30	31
Outdoor and Recreation	22	—	—
	$339	$474	$60

	2023	2022	2021
Capital expenditures
Home and Commercial Solutions (3)	$93	$107	$131
Learning and Development	60	70	73
Outdoor and Recreation	16	21	24
Corporate	115	114	61
	$284	$312	$289

	December 31, 2023	December 31, 2022
Segment assets
Home and Commercial Solutions	$4,713	$5,243
Learning and Development	4,111	4,494
Outdoor and Recreation	687	920
Corporate	2,652	2,605
	$12,163	$13,262

Geographic area information
	2023	2022	2021
Net Sales (1) (4)
United States	$5,129	$6,144	$6,921
Canada	313	375	444
Total North America	5,442	6,519	7,365
Europe, Middle East and Africa	1,283	1,408	1,647
Latin America	863	837	810
Asia Pacific	545	695	767
Total International	2,691	2,940	3,224
	$8,133	$9,459	$10,589
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
(3)Home and Commercial Solutions net sales, operating income, depreciation and amortization, capital expenditures and segment assets exclude the CH&S business as a result of the sale of this business starting from the end of the first quarter of 2022.
(4)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The Company’s largest customer, Walmart Inc. and subsidiaries (“Walmart”), accounted for approximately 15.0%, 14.0% and 15.0% of net sales in 2023, 2022 and 2021, respectively. Amazon, the Company’s second largest customer, accounted for approximately 13.0% of net sales in each of 2023, 2022 and 2021.

The following table disaggregates revenue by major product grouping source and geography for the years ended December 31, (in millions):

	2023	2022	2021
Commercial	$1,434	$1,582	$1,558
Kitchen	2,244	2,618	3,033
Home Fragrance	750	885	1,091
Connected Home and Security	—	109	395
Home and Commercial Solutions	4,428	5,194	6,077

Baby	989	1,197	1,265
Writing	1,717	1,753	1,763
Learning and Development	2,706	2,950	3,028

Outdoor and Recreation	999	1,315	1,484

	$8,133	$9,459	$10,589

North America
Home and Commercial Solutions	$2,942	$3,625	$4,319
Learning and Development	1,937	2,156	2,172
Outdoor and Recreation	563	738	874
	$5,442	$6,519	$7,365

International
Home and Commercial Solutions	$1,486	$1,569	$1,758
Learning and Development	769	794	856
Outdoor and Recreation	436	577	610
	$2,691	$2,940	$3,224

TOTAL
Home and Commercial Solutions	$4,428	$5,194	$6,077
Learning and Development	2,706	2,950	3,028
Outdoor and Recreation	999	1,315	1,484
	$8,133	$9,459	$10,589

Footnote 18 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters. The Company cooperated with the SEC in connection with its investigation and requests for documents, testimony and information. Since January 2023, the Company had been discussing with the SEC the possibility of reaching a settlement to resolve the investigation, which related to the time period between third quarter of fiscal year 2016 and second quarter of fiscal year 2017. On September 29, 2023, the Company entered into a settlement with the SEC, which concluded the investigation of the Company. Under the terms of the settlement, the Company neither admitted nor denied the SEC's findings and agreed to pay a civil penalty of approximately $13 million, which did not have a material effect on the Company’s Consolidated Financial Statements. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury and the IRS’s temporary regulations under IRC Section 245A, as enacted by the 2017 U.S. Tax Reform Legislation and IRC Section 954(c)(6) (the “Temporary Regulations”), as well as the August 21, 2020 finalized versions of the Temporary Regulations.

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

Certain of the Company’s current and former officers and directors were named in shareholder derivative lawsuits. On October 29, 2018, a shareholder filed a putative derivative complaint, Streicher v. Polk, et al., in the United States District Court for the District of Delaware (the “Streicher Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. On October 30, 2018, another shareholder filed a putative derivative complaint, Martindale v. Polk, et al., in the United States District Court for the District of Delaware (the “Martindale Derivative Action”), asserting substantially similar claims purportedly on behalf of the Company against the same defendants. The complaints allege, among other things, violations of the federal securities laws, breaches of fiduciary duties, unjust enrichment, and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the In re Newell Brands, Inc. Securities Litigation that was previously pending in the United States District Court for the District of New Jersey. That matter was dismissed by the District Court on January 10, 2020, and the dismissal was affirmed by the United States District Court of Appeals for the Third Circuit on December 1, 2020. The Streicher Derivative Action and the Martindale Derivative Action were consolidated into a case known as In re Newell Brands Inc. Derivative Litigation (the “Newell Brands Derivative Action”), which is pending in the United States District Court for the District of Delaware. On December 30, 2020, two shareholders filed a putative derivative complaint, Weber, et al. v. Polk, et al., also in the United States District Court for the District of Delaware (the “Weber Derivative Action”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the Weber Derivative Action alleged, among other things, breaches of fiduciary duty and waste of corporate assets. The factual allegations underlying these claims are similar to the factual allegations made in the Newell Brands Derivative Action. These derivative complaints sought damages and restitution for the Company from the individual defendants, the payment of costs and attorneys’ fees, and that the Company be directed to reform certain governance and internal procedures.

The United States District Court for the District of Delaware stayed the Newell Brands Derivative Action and the Weber Derivative Action. On January 31, 2023, Plaintiff Streicher voluntarily dismissed herself from the Newell Brands Derivative Action without prejudice. On September 5, 2023, the Newell Brands Derivative Action and the Weber Derivative Action were dismissed with prejudice.

On May 26, 2023, Plaintiff Streicher filed a new putative derivative complaint, Streicher v. Polk, et al., in the Superior Court of New Jersey, Law Division: Hudson County (the “New Jersey Derivative Action” and, collectively with the Newell Brands Derivative Action and the Weber Derivative Action, the “Derivative Actions”), purportedly on behalf of the Company against certain of the Company’s current and former officers and directors. The complaint in the New Jersey Derivative Action alleged breaches of fiduciary duty. The factual allegations underlying these claims were similar to the factual allegations made in the Newell Brands Derivative Action and the Weber Derivative Action. On June 7, 2023, Plaintiff Streicher filed a Stipulation of Settlement (the “Stipulation”) and Motion for Preliminary Approval of Settlement in the New Jersey Derivative Action. The proposed settlement as set forth in the Stipulation provided for, among other things, a full release of the claims that the plaintiffs or any other Company stockholder asserted or could have asserted in the Derivative Actions against any of the defendants named in those actions, in exchange for the Company’s agreement to implement and/or maintain certain corporate governance measures, as more fully described in the Stipulation and Notice of Proposed Derivative Settlement as filed by the Company with the SEC on a Current Report on Form 8-K dated June 29, 2023 (the “Settlement”). On June 27, 2023, the Superior Court of Hudson County, New Jersey issued an order preliminarily approving the proposed Settlement as set forth in the Stipulation. On August 25, 2023, the Superior Court of Hudson County, New Jersey approved the Settlement and dismissed the case with prejudice.

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

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2023 was $41 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties (the “U.S. EPA Settlement”). The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On December 16, 2022, the U.S. EPA simultaneously filed a complaint and lodged a Consent Decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4. On January 17, 2024, following review of public comments, the U.S. EPA filed an amended complaint and lodged a modified Consent Decree. U.S. EPA filed a motion to enter the modified Consent Decree on January 31, 2024. As of the date of this filing, the Company does not expect that its allocation in the U.S. EPA Settlement relating to Unit 2 and Unit 4, if the settlement is finalized, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”) sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, contribution, and a declaratory judgement. The defendants, in turn, filed claims against 42 third-party defendants, and filed counterclaims against OCC (collectively, the “OCC Litigation”). The primary focus of the OCC Litigation has been certain past and future costs for investigation, design and remediation of Units 2 and 4. However, OCC has stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. OCC has also stated that it may broaden its claims in the future after completion of the Natural Resource Damage Assessment described below. In March 2023, the Court granted an unopposed motion to stay the OCC Litigation. On January 5, 2024, the Court granted a motion to extend the stay pending the Court’s adjudication of the then anticipated, and currently pending, motion to enter the amended Consent Decree embodying the U.S. EPA Settlement. At this time, the Company cannot predict the eventual outcome of the OCC Litigation.

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

During the fourth quarter of 2022, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. During the first quarter of 2023, the Company paid the estimated liability to the relevant taxing authorities. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any additional amounts it may be required to pay will not have a material effect on the Company’s Consolidated Financial Statements.

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements, except as otherwise described in this Footnote 18.

At December 31, 2023, the Company had approximately $38 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of error or fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of December 31, 2023, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2023, due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including the Company’s Chief Executive Officer and Chief Financial Officer have determined, based on the procedures performed, that the Consolidated Financial Statements included in this Annual Report on Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s evaluation, because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the reviews of significant assumptions used in the impairment assessment of goodwill, indefinite-lived tradenames and long-lived assets. Specifically, the control activities related to the reviews of the significant assumptions utilized in the impairment assessments were not executed, as designed, at the appropriate level of precision to prevent or detect a material misstatement. These control deficiencies resulted in management adjustments to the impairment loss and the other intangible assets, net accounts, prior to the issuance of the Company’s financial statements. These control deficiencies could result in a material misstatement of the goodwill, indefinite-lived tradenames, long-lived assets and the related accounts and disclosures in the annual or interim consolidated financial statements. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

The Company is committed to maintaining a strong internal control environment and believes remediation efforts will result in significant improvements in its internal control over financial reporting.

Our management, with the oversight of the Audit Committee of the Board, is updating our internal processes and controls to strengthen their effectiveness and has developed a remediation plan, which includes the following actions:

•Identifying additional resources to assist in the preparation and reviews of significant assumptions used in the impairment assessments; and
•Improving the development of sufficient supporting documentation related to reviews over significant assumptions associated with the Company’s impairment assessments.

The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2024 Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.

If applicable, information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the 2024 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which information is incorporated by reference.

Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the 2024 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Committees — Audit Committee,” which information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the 2024 Proxy Statement under the captions “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the 2024 Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item with respect to certain relationships and related transactions will be included in the 2024 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated by reference herein.

Information required under this Item with respect to director independence will be included in the 2024 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Independence,” which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be included in the 2024 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Reports of Independent Registered Public Accounting Firms - PricewaterhouseCoopers LLP (PCAOB ID 238)

Consolidated Statements of Operations — Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 31, 2023, 2022 and 2021

Consolidated Balance Sheets —December 31, 2023 and 2022

Consolidated Statements of Cash Flows — Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements — December 31, 2023, 2022 and 2021

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2023, 2022 and 2021

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

3.3	By-Laws of Newell Brands Inc., as amended effective as of May 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 19, 2023, File No. 001-09608).
ITEM 4 — INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
4.1†	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

4.6
Form of 3.900% Note due 2025 issued pursuant to the Indenture, dated as of November 19, 2014, between Newell Rubbermaid Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 14, 2015, File No. 001-09608).

4.7
Form of 4.200% note due 2026 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated March 18, 2016, File No. 001-09608).

4.8
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

4.11
Form of 6.375% note due 2027 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, File No. 001-09608).

4.12
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
ITEM 10 — MATERIAL CONTRACTS
10.1*	2021 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2021, File No. 001-09608).
10.2*
Amended and Restated Newell Brands Inc. Management Bonus Plan, effective January 1, 2021, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 17, 2021, File No. 001-09608).

10.3*	2022 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2022, File No. 001-09608).
10.4*
Form of 2022 Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan (as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

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

10.9*	Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 23, 2022, File No. 001-09608).
10.10*
2022 Restricted Stock Unit Award Agreement under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09608).

10.11*
2022 Non-Qualified Stock Option Agreement under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09609).

10.12*
Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended and restated August 5, 2013 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report Form 10-Q for the quarter period ended June 30, 2013).

10.13*
First Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated August 9, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017, File No. 001-09608).

10.14*
Second Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated November 8, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.15*
Third Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended, dated December 19, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.16*
Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.17*
Fifth Amendment to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, effective August 10, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, File No. 001-09608).

10.18*
Newell Rubbermaid Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.19*
Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.20*
First Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan, dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.21*
Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan, dated October 30, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, File No. 001-09608).

10.22*
Amendment to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2019 (incorporated by reference to Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.23*
Newell Brands Employee Savings Plan, as amended and restated, effective January 1, 2018, as entered into on December 20, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.24*
Amendment No. 1 to the Newell Brands Employee Savings Plan, effective January 1, 2019, (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 001-09608).

10.25*
Amendment No. 2, dated December 30, 2021, to the Newell Brands Employee Savings Plan (as amended and restated effective January 1, 2018, and amended by the First Amendment effective January 1, 2019) (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.26*
Amendment No. 3, dated June 7, 2022, to the Newell Brands Employee Savings Plan, (effective January 1, 2018, and most recently amended by the Second Amendment effective January 1, 2022) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.27*
Amendment No. 4, dated December 27, 2022, to the Newell Brands Employee Savings Plan, effective January 1, 2018, and most recently amended by the Third Amendment effective March 1, 2022 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-09608).

10.28*
Newell Brands Supplemental Employee Savings Plan, dated January 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2017, File No. 001-09608).

10.29*
Amendment to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.30*
Amendment No. 2, dated June 7, 2022, to the Newell Brands Supplemental Employee Savings Plan, (effective January 1, 2018, and amended by the First Amendment effective January 1, 2020) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.31*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.32*
First Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan, dated as of February 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.33*
Second Amendment to the Newell Rubbermaid Inc. 2013 Incentive Plan, effective as of July 26, 2019. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

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

10.36*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.37*
Newell Brands Inc. 2023 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.38*
Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.39*
Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.40*
Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the President (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.41*
Form of Non-Qualified Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.42*
Form of Employment Security Agreement between the Company and Bradford R. Turner and Christopher H. Peterson, respectively (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

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

10.45*
Interim CEO Offer Letter dated June 25, 2019, between Christopher H. Peterson and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated June 25, 2019, File No. 001-09608).

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

10.48*
CEO Offer Letter, dated February 9, 2023, between Newell Brands Inc. and Christopher H. Peterson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2023, File No. 001-09608).

10.49*
CEO Offer Letter dated July 29, 2019, between Ravichandra K. Saligram and the Company, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K dated July 30, 2019, File No. 001-09608).

10.50*
Retirement Agreement, dated February 8, 2023, between Ravichandra K. Saligram and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.51*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).
10.52*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).

10.53*
Amendment to the Newell Brands Inc. Executive Severance Plan dated February 8, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.54*
Newell Brands Inc. 2023 Special Incentive Program Terms and Conditions effective May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2023, File No. 001-09608).

10.55*
Form of 2023 Newell Brands Special Incentive Program RSU Award for President and CEO under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.56*
Form of 2023 Newell Brands Special Incentive Program RSU Award for CFO under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.57*
Form of 2023 Newell Brands Special Incentive Program RSU Award for Executives under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.58*
Form of 2023 Non-Employee Director Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.59*
Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.60
Amendment No. 1, dated March 27, 2023, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 31, 2023, File No. 001-09608).

10.61
Amendment No. 2, dated February 7, 2024, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2024, File No. 001-09608).

10.62
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

10.63*†	Newell Brands Inc. Employment Security Agreements and Executive Severance Plan Trust Agreement, Effective as of December 1, 2023.
10.64
Receivables Sale Agreement, dated as of October 2, 2023, among the Originators and Jarden Receivables, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

10.65
Receivables Purchase Agreement, dated as of October 2, 2023, among Jarden Receivables, LLC, Royal Bank of Canada and Newell Brands Inc., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT
21.1†	Subsidiaries of the Registrant.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL
23.1†	Consent of PricewaterhouseCoopers LLP.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 97— POLICY RELATING TO RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION
97.1*†	Newell Brands Inc., Executive Compensation Recruitment Policy (Effective November 7, 2023).
ITEM 101 — INTERACTIVE DATA FILE
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Filed herewith
*	Represents management contracts and compensatory plans and arrangements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

By	/s/ Mark J. Erceg
Mark J. Erceg
Title	Chief Financial Officer
Date	February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2024, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Christopher H. Peterson	President and Chief Executive Officer and Director
Christopher H. Peterson

/s/ Mark J. Erceg	Chief Financial Officer
Mark J. Erceg

/s/ Jeffrey M. Sesplankis	Chief Accounting Officer
Jeffrey M. Sesplankis

/s/ Robert Steele	Chairman of the Board
Robert Steele

/s/ Patrick D. Campbell	Director
Patrick D. Campbell

/s/ Jay L. Johnson	Director
Jay L. Johnson

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Courtney R. Mather	Director
Courtney R. Mather

/s/ Bridget Ryan Berman	Director
Bridget Ryan Berman

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Stephanie Stahl	Director
Stephanie Stahl

/s/ Anthony Terry	Director
Anthony Terry

Schedule II
NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Credit Losses:
Year Ended December 31, 2023	$31	$2	$(1)	$(1)	$31
Year Ended December 31, 2022	27	11	—	(7)	31
Year Ended December 31, 2021	36	1	(2)	(8)	27

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2023	$148	$60	$—	$(24)	$184
Year Ended December 31, 2022	186	15	(5)	(48)	148
Year Ended December 31, 2021	213	31	(7)	(51)	186