Form 10-Q
period 2024-03-31
NEWELL BRANDS INC.
filed 2024-04-26
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 22, 2024: 415.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,653	$1,805
Cost of products sold	1,149	1,323
Gross profit	504	482
Selling, general and administrative expenses	462	480
Restructuring costs, net	26	38
Operating income (loss)	16	(36)
Non-operating expenses:
Interest expense, net	70	68
Loss on extinguishment and modification of debt	1	—
Other expense, net	5	12
Loss before income taxes	(60)	(116)
Income tax benefit	(51)	(14)
Net loss	$(9)	$(102)

Weighted average common shares outstanding:
Basic	414.7	413.9
Diluted	414.7	413.9

Loss per share:
Basic	$(0.02)	$(0.25)
Diluted	$(0.02)	$(0.25)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(9)	$(102)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24)	18
Pension and postretirement costs	8	(1)
Derivative financial instruments	7	(10)
Total other comprehensive income (loss), net of tax	(9)	7
Total comprehensive loss	$(18)	$(95)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$372	$332
Accounts receivable, net	958	1,195
Inventories	1,695	1,531
Prepaid expenses and other current assets	376	296
Total current assets	3,401	3,354
Property, plant and equipment, net	1,194	1,212
Operating lease assets	492	515
Goodwill	3,059	3,071
Other intangible assets, net	2,447	2,488
Deferred income taxes	775	806
Other assets	732	717
Total assets	$12,100	$12,163

Liabilities:
Accounts payable	$1,038	$1,003
Other accrued liabilities	1,489	1,565
Short-term debt and current portion of long-term debt	429	329
Total current liabilities	2,956	2,897
Long-term debt	4,558	4,575
Deferred income taxes	237	241
Operating lease liabilities	422	446
Other noncurrent liabilities	851	892
Total liabilities	9,024	9,051
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2024 and December 31, 2023)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 440.9 shares and 439.6 shares issued at March 31, 2024 and December 31, 2023, respectively)	441	440
Treasury stock, at cost (25.8 shares and 25.3 shares at March 31, 2024 and December 31, 2023, respectively)	(631)	(627)
Additional paid-in capital	6,900	6,915
Retained deficit	(2,735)	(2,726)
Accumulated other comprehensive loss	(899)	(890)
Total stockholders’ equity	3,076	3,112
Total liabilities and stockholders’ equity	$12,100	$12,163
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9)	$(102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	85	81
Deferred income taxes	8	6
Stock based compensation expense	16	11
Other, net	(3)	(9)
Changes in operating accounts:
Accounts receivable	221	45
Inventories	(178)	(27)
Accounts payable	38	26
Accrued liabilities and other	(146)	(108)
Net cash provided by (used in) operating activities	32	(77)
Cash flows from investing activities:
Capital expenditures	(59)	(83)
Swap proceeds	8	14
Other investing activities, net	1	1
Net cash used in investing activities	(50)	(68)
Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	(131)	232
Proceeds from short-term debt with original maturities greater than 90 days	431	—
Payments on short-term debt with original maturities greater than 90 days	(200)	—
Cash dividends	(31)	(97)
Equity compensation activity and other, net	(9)	(7)
Net cash provided by financing activities	60	128
Exchange rate effect on cash, cash equivalents and restricted cash	(3)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	39	(18)
Cash, cash equivalents and restricted cash at beginning of period	361	303
Cash, cash equivalents and restricted cash at end of period	$400	$285

Supplemental disclosures:
Restricted cash at beginning of period	$29	$16
Restricted cash at end of period	28	14
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(9)	(9)	(18)
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	1	(4)	15	—	—	12
Balance at March 31, 2024	$441	$(631)	$6,900	$(2,735)	$(899)	$3,076

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(102)	7	(95)
Dividends declared on common stock - $0.23 per share	—	—	(96)	—	—	(96)
Equity compensation, net of tax	—	(4)	9	—	—	5
Balance at March 31, 2023	$439	$(627)	$6,965	$(2,440)	$(1,004)	$3,333

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2023 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over inventory levels, elevated interest rates and indirect macroeconomic impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year. As consumers continue to face widespread increases in prices and elevated interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures. Accordingly, the Company’s results of operations and cash flows for the three months ended March 31, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of recently issued and proposed ASUs.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update require that a public entity disclose on an annual and interim basis significant segment expenses that are regularly provided to the entity’s chief operating decision maker (the “CODM”), nature and amount of other financial information by reportable segment and any additional measures of a segment’s profit or loss used by the CODM in assessing segment performance and deciding allocation of resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

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

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 and it did not have a material impact on its consolidated financial statements. See disclosure hereafter for further information.

Sales of Accounts Receivables

Factored receivables at March 31, 2024 associated with the Company’s existing factoring agreement for certain customer receivables (the “Customer Receivables Purchase Agreement”) were approximately $300 million, an increase of approximately $60 million from December 31, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”) has a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain other customer receivables without recourse on a revolving basis (the “New Receivables Facility”). Under the New Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originating in the U.S. to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is consolidated in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned were immaterial. The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of March 31, 2024 was $110 million, an increase of approximately $65 million from December 31, 2023. Cash received under the New Receivables Facility is classified as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

Supplier Finance Program Obligations

The Company has worked with its suppliers of goods and services over the past several years to revisit terms and conditions, including the extension of payment terms. Additionally, a global financial institution offers a voluntary supply chain finance program (the “SCF Program”) which enables suppliers, at their sole discretion, to sell their receivables due from the Company to the financial institution on a non-recourse basis.

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SCF Program. Supplier payments terms average approximately 128 days. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the financial institution. The suppliers’ voluntary inclusion of invoices in the SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral directly under the SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the SCF Program. Pursuant to the Second Amendment (defined hereafter), a lender under the Credit Revolver (defined hereafter) that also participates in the SCF Program secured its related financing pursuant to the terms of the Credit Revolver. See Footnote 8 for further information. In April 2024, the Company exercised its right to terminate the SCF Program with the current financial institution. The Company continued to reflect invoices participating in the SCF Program as current liabilities in the Condensed Consolidated Balance Sheet and cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows as of and for the three months ended March 31, 2024, respectively. The termination will not materially impact the Company’s operating results, financial condition or liquidity.

The following table sets forth the outstanding payment obligations due to the financial institution and activities related to the suppliers who participated in the SCF Program:

Balance at December 31, 2023	$96
Invoices participating in the SCF Program	86
Invoices paid to the financial institution	(88)
Balance at March 31, 2024	$94
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2024 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Other comprehensive income (loss) before reclassifications	(24)	9	4	(11)
Amounts reclassified to earnings	—	(1)	3	2
Net current period other comprehensive income (loss)	(24)	8	7	(9)
Balance at March 31, 2024	$(692)	$(188)	$(19)	$(899)

Reclassifications from AOCL to the results of operations for the three months ended March 31, 2024 and 2023 were pretax (income) expense of (in millions):

	Three Months Ended March 31,
	2024	2023
Pension and postretirement benefit plans (1)	$(1)	$—
Derivative financial instruments (2)	4	(9)
(1)See Footnote 10 for further information.
(2)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign currency translation adjustments	$12	$(6)
Pension and postretirement benefit costs	3	—
Derivative financial instruments	2	(3)
Income tax provision (benefit) related to AOCL	$17	$(9)

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Organizational Realignment Plan

In January 2024, the Company announced an organizational realignment, which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023 (the “Realignment Plan”). In addition to improving accountability, the Realignment Plan is designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company is making several operating model changes, which entail: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company will also further optimize the Company’s real estate footprint and pursue other cost reduction initiatives. These actions are expected to be substantially implemented by the end of 2024, subject to local law and consultation requirements. Restructuring and restructuring-related charges associated with these actions are estimated to be in the range of $75 million to $90 million and are expected to be substantially incurred by the end of 2024. This estimate of charges consists primarily of $60 million to $70 million related to cash severance payments and other termination benefits, $11 million to $16 million associated with office space reduction and consolidation and approximately $4 million of other charges. The Company expects the majority of the aggregate charges will be cash expenditures.

The Company commenced organizational realignment activities during the first quarter of 2024. During the three months ended March 31, 2024, the Company recorded restructuring charges of $22 million and nominal restructuring-related charges in connection with the Realignment Plan.

Network Optimization Project

In May 2023, the Company announced a restructuring and cost savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. The Company currently estimates that it will incur approximately $37 million to $49 million in restructuring and restructuring-related charges associated with execution of the Network Optimization Project and expects that the costs incurred will be substantially complete by the end of 2024. This estimate of charges consists primarily of $8 million to $11 million related to cash severance payments and other termination benefits and approximately $29 million to $38 million associated with industrial site reductions. The Company expects approximately $35 million to $44 million of the aggregate charges will be cash expenditures.

In connection with the Network Optimization Project, the Company recorded restructuring charges of $3 million during the three months ended March 31, 2024, and has incurred $10 million since inception. In addition, the Company incurred $2 million of restructuring-related charges during the three months ended March 31, 2024, and has incurred $18 million since inception.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, which included manufacturing, distribution, transportation and customer service, transition to a unified One Newell go-to-market model in key international geographies, and reduce overhead costs. The Company estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. The Company expects approximately $95 million to $120 million of the aggregate charges will be cash expenditures. The Company commenced reducing headcount in the first quarter of 2023, and while the program was mostly complete by the end of 2023, charges will continue to be recognized as the Company completes remaining actions in accordance with local regulations and consultation requirements. All cash payments are expected to be paid within one year of charges incurred.

During the three months ended March 31, 2024 and 2023, the Company recorded restructuring charges of $1 million and $36 million, respectively, in connection with Project Phoenix, and has incurred $79 million since inception. Also, during the three months ended March 31, 2024 and 2023, the Company recorded restructuring-related charges of $3 million and $6 million, respectively, in connection with Project Phoenix, and has incurred $22 million since inception.

Restructuring costs, net and restructuring-related costs incurred from inception for the Realignment Plan, Network Optimization Project and Project Phoenix (collectively, the “Plans”) were as follows (in millions):

	Severance and termination costs	Contract termination and other costs	Total restructuring charges	Restructuring-related charges	Total charges
Realignment Plan	$22	$—	$22	$—	$22
Network Optimization Project	7	3	10	18	28
Project Phoenix	77	2	79	22	101
	$106	$5	$111	$40	$151

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related costs in connection with various discrete initiatives. During the three months ended March 31, 2024 and 2023, the Company recorded nominal and $2 million of other restructuring charges, respectively.

Restructuring-related costs are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying costs incurred. During the three months ended March 31, 2024 and 2023, the Company recorded other restructuring-related charges of $8 million and $7 million, respectively.

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated and the total charges since inception for the Plans are as follows (in millions):

	Three Months Ended March 31,		Total charges from inception of Plans
	2024	2023
Home and Commercial Solutions	$7	$16	$50
Learning and Development	5	5	20
Outdoor and Recreation	1	6	12
Corporate	13	11	29
	$26	$38	$111

Accrued restructuring costs activity for the three months ended March 31, 2024 was as follows (in millions):

	Balance at December 31, 2023	Restructuring Costs, Net	Payments	Balance at March 31, 2024
Severance and termination costs	$30	$24	$(34)	$20
Contract termination and other costs	—	2	(2)	—
	$30	$26	$(36)	$20

Accrued restructuring costs activity for the three months ended March 31, 2023 was as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at March 31, 2023
Severance and termination costs	$7	$36	$(33)	$—	$10
Contract termination and other costs	—	2	(1)	(1)	—
	$7	$38	$(34)	$(1)	$10

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials and supplies	$224	$214
Work-in-process	172	173
Finished products	1,299	1,144
	$1,695	$1,531

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	March 31, 2024	December 31, 2023
Land	$73	$75
Buildings and improvements	671	678
Machinery and equipment	2,498	2,517
	3,242	3,270
Less: Accumulated depreciation	(2,048)	(2,058)
	$1,194	$1,212

Depreciation expense was $51 million and $54 million for the three months ended March 31, 2024 and 2023, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2024 is as follows (in millions):

			March 31, 2024
Segments	Net Book Value at December 31, 2023	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Home and Commercial Solutions	$747	$—	$4,052	$(3,305)	$747
Learning and Development	2,324	(12)	3,399	(1,087)	2,312
Outdoor and Recreation	—	—	788	(788)	—
	$3,071	$(12)	$8,239	$(5,180)	$3,059

Other intangible assets, net, are comprised of the following (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$1,202	$—	$1,202	$1,535	$—	$1,535
Tradenames — other (1)	551	(116)	435	232	(105)	127
Capitalized software	633	(519)	114	628	(512)	116
Patents and intellectual property	22	(20)	2	22	(20)	2
Customer relationships and distributor channels	1,075	(381)	694	1,078	(370)	708
	$3,483	$(1,036)	$2,447	$3,495	$(1,007)	$2,488
(1)In alignment with the Company’s strategy, the Company determined that certain tradenames with aggregate carrying values of $322 million no longer met the criteria to be classified as indefinite-lived tradenames effective January 1, 2024. The estimated useful lives range from 10 to 15 years, which will increase the Company’s annual amortization expense by $25 million, approximately $6 million quarterly (approximately $0.01 net loss per share per quarter).

Amortization expense for intangible assets was $34 million and $27 million for the three months ended March 31, 2024 and 2023, respectively.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	March 31, 2024	December 31, 2023
Customer accruals	$597	$659
Accrued compensation	122	190
Operating lease liabilities	122	122
Accrued interest expense	106	74
Accrued self-insurance liabilities, contingencies and warranty	91	92
Accrued marketing and freight expenses	62	71
Accrued income taxes	51	89
Other	338	268
	$1,489	$1,565

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2024	December 31, 2023
4.00% senior notes due 2024 (1)	$198	$198
4.875% senior notes due 2025	498	498
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,980	1,980
6.375% senior notes due 2027	480	488
6.625% senior notes due 2029	476	486
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility (1)	231	131
Other debt	2	1
Total debt	4,987	4,904
Short-term debt and current portion of long-term debt	(429)	(329)
Long-term debt	$4,558	$4,575
(1)Included in short-term debt and current portion of long-term debt

Senior Notes

On February 9, 2024, Moody’s Corporation (“Moody’s”) downgraded the Company’s senior unsecured debt rating to “Ba3”. As a result of Moody’s downgrade, certain of the Company’s outstanding senior notes currently aggregating to approximately $3.1 billion (the “Coupon-Step Notes”) were subject to an interest rate increase of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

On February 14, 2024, S&P Global Inc. (“S&P”) downgraded the Company’s debt rating to “BB-”. As a result of the S&P downgrade, the Coupon-Step Notes were subject to an additional interest rate increase of 25 basis points. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $8 million on an annualized basis (approximately $6 million in 2024).

The S&P and Moody’s downgrades will collectively increase the Company’s interest expense by approximately $16 million in the aggregate on an annualized basis (approximately $12 million in 2024).

Revolving Credit Facility

The Company had a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On March 27, 2023, the Company entered into an amendment (the “First Amendment”) to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the First Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the First Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors, entered into a second amendment to the Credit Revolver agreement (the “Second Amendment”). The Second Amendment, among other things, (i) reduced the commitments of the lenders from $1.5 billion to $1.0 billion (ii) replaced the Company’s existing financial covenants with new financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Second Amendment), (iii) required the Company and certain of the Company’s domestic and foreign subsidiaries (collectively the “Guarantors”) to guarantee all obligations under the Credit Revolver including, without limitation, obligations in respect of extensions of credit to any of the borrowers, certain hedging obligations, certain cash management obligations, and certain supply chain financing obligations, and (iv) required the Company and the other Guarantors to grant a lien and security interest in certain of its assets consisting of eligible accounts receivable, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. See Footnote 1 for further information with respect to the Company’s SCF Program.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2024, the Company had $231 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $749 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates are as follows:

	Three Months Ended March 31,
	2024	2023
Total debt	5.6%	4.8%
Short-term debt	8.3%	6.1%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2024		December 31, 2023
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,591	$4,754	$4,633	$4,772

The carrying amounts of all other debt approximates fair value.

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

Fair Value Hedges

At March 31, 2024, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.000% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848. See Footnote 1 for further information. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company has three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has two additional cross-currency swaps, maturing in September 2027 and September 2029, with an aggregate notional amount of $1.0 billion. These swaps were also designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended March 31, 2024 and 2023, the Company recognized income of $9 million and $11 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At March 31, 2024, the Company had approximately $331 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2024, the Company had approximately $1.5 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2025. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$2	$1
Foreign currency contracts	Other accrued liabilities	(8)	(13)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(19)	(15)
Interest rate swaps	Other noncurrent liabilities	(18)	(4)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	30	22
Cross-currency swaps	Other assets	20	15
Cross-currency swaps	Other noncurrent liabilities	(83)	(119)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	5	7
Foreign currency contracts	Other accrued liabilities	(10)	(14)

Total		$(81)	$(120)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
		Gain/(Loss)		Gain/(Loss)
	Location of gain (loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	5	(3)	(5)	10
Cross-currency swaps	Other expense, net	48	—	(21)	—
Total		$53	$(4)	$(26)	$9

At March 31, 2024, net deferred losses of approximately $6 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended March 31, 2024 and 2023, the Company recognized in other expense, net, expense of $1 million and $10 million, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivative agreements that require collateral to be posted prior to settlement. See Footnote 8 for further information describing the guarantee of certain hedging obligations granted pursuant to the Second Amendment of the Credit Revolver.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International
	Three Months Ended March 31,
	2024	2023	2024	2023
Service cost	$—	$—	$1	$1
Interest cost	8	11	2	4
Expected return on plan assets	(11)	(14)	(1)	(3)
Amortization	—	1	—	1
Total (income) expense	$(3)	$(2)	$2	$3

	Postretirement Benefits
	Three Months Ended March 31,
	2024	2023
Amortization	$(1)	$(2)
Total income	$(1)	$(2)

Other

In January 2024, the Company received a court ruling with respect to determining the benefits pensioners should have received upon converting their defined benefit to a defined contribution. As the legal proceeding is concluded, the Company reduced its underlying pension obligation by approximately $11 million, with a corresponding offset to AOCL.

Footnote 11 — Income Taxes

The Company’s effective income tax rates for the three months ended March 31, 2024 and 2023 were a benefit of 85.0% and 12.1%, respectively, due to an increased forecasted annual tax rate driven primarily by lower forecasted pretax book income.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2024 and 2023 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the period ended March 31, 2024 these items increased the tax rate more than the prior period due to the lower forecasted pretax book income. In periods where forecasted pretax income is low, the proportional impact of these items on the effective tax rate may be significant.

The three months ended March 31, 2024 were impacted by certain discrete items totaling $4 million of additional income tax expense.

The three months ended March 31, 2023 were also impacted by certain discrete items totaling $4 million of additional income tax expense.

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

Footnote 12 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Basic weighted average shares outstanding	414.7	413.9
Dilutive securities (1)	—	—
Diluted weighted average shares outstanding	414.7	413.9

(1)The three months ended March 31, 2024 and 2023 excludes 2.8 million and 1.3 million, respectively, of potentially dilutive share-based awards as their effect would be anti-dilutive.

At March 31, 2024, there were 0.7 million potentially dilutive stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the three months ended March 31, 2024, in connection with its annual grant, the Company granted 1.7 million performance-based restricted stock units (“RSUs”), which had an aggregate grant date fair value of $13 million, which entitles the recipients to shares of the Company’s common stock primarily over a three-year vesting period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2024, primarily in connection with its annual grant, the Company also granted 5.1 million time-based RSUs with an aggregate grant date fair value of $39 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a one to three-year period, subject to continued employment.

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	March 31, 2024				December 31, 2023
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$57	$—	$57	$—	$45	$—	$45
Liabilities	—	(138)	—	(138)	—	(165)	—	(165)
Investment securities, including mutual funds	13	—	—	13	14	—	—	14

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

In connection with the Company’s annual impairment testing at December 1, 2023, two tradenames in the Home and Commercial Solutions segment were measured at fair values of $491 million and $53 million. Effective January 1, 2024, the tradename with the fair value of $53 million, no longer met the criteria to be classified as an indefinite-lived tradename and was reclassified to a definite-lived tradename with a useful life of 10 years.

Footnote 15 — Segment Information

The Company’s three reportable segments are:

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales (1)
Home and Commercial Solutions	$893	$971
Learning and Development	559	564
Outdoor and Recreation	201	270
	$1,653	$1,805

Operating income (loss) (2)
Home and Commercial Solutions	$16	$(37)
Learning and Development	94	72
Outdoor and Recreation	(18)	(1)
Corporate	(76)	(70)
	$16	$(36)

	March 31, 2024	December 31, 2023
Segment assets
Home and Commercial Solutions	$4,585	$4,713
Learning and Development	4,082	4,111
Outdoor and Recreation	690	687
Corporate	2,743	2,652
	$12,100	$12,163

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

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Commercial	$324	$348
Kitchen	438	459
Home Fragrance	131	164
Home and Commercial Solutions	893	971

Baby	220	217
Writing	339	347
Learning and Development	559	564

Outdoor and Recreation	201	270

TOTAL	$1,653	$1,805

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2024			2023
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$576	$317	$893	$643	$328	$971
Learning and Development	392	167	559	395	169	564
Outdoor and Recreation	108	93	201	146	124	270
	$1,076	$577	$1,653	$1,184	$621	$1,805

Footnote 16 — Litigation and Contingencies

The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment and environmental matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, and consumer and employment class actions. Some of the legal proceedings include claims for punitive as well as compensatory damages. In the ordinary course of business, the Company is also subject to legislative requests, regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony and information in connection with various aspects of its activities. The Company previously disclosed that it had received a subpoena and related informal document requests from the SEC primarily relating to its sales practices and certain accounting matters, which related to the time period between third quarter of fiscal year 2016 and second quarter of fiscal year 2017. On September 29, 2023, the Company entered into a settlement with the SEC, which concluded the investigation of the Company. Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and agreed to pay a civil penalty of approximately $13 million, which did not have a material effect on the Company’s Condensed Consolidated Financial Statements. Further, on June 30, 2021, the Company received a subpoena from the SEC requesting the production of documents related to its disclosure of the potential impact of the U.S. Treasury and the IRS’s temporary regulations under IRC Section 245A, as enacted by the 2017 U.S. Tax Reform Legislation and IRC Section 954(c)(6) (the “Temporary Regulations”), as well as the August 21, 2020 finalized versions of the Temporary Regulations.

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2024 was $38 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Other Matters

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations. In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2021, the Company recorded an immaterial reserve to continuing operations in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. Further, in connection with the Company’s sale of The United States Playing Card Company (“USPC”), Cartamundi, Inc. and Cartamundi España, S.L., (the “Buyers”) have notified the Company of their contention that certain representations and warranties in the Stock Purchase Agreement, dated June 4, 2019, were inaccurate and/or breached, and have sought indemnification to the extent that the Buyers are required to pay related damages arising out of a third party lawsuit that was filed against USPC in 2021.

During the fourth quarter of 2022, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. During the first quarter of 2023, the Company paid the estimated liability to the relevant taxing authorities. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any additional amounts it may be required to pay will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Condensed Consolidated Financial Statements, except as otherwise described in this Footnote 16.

At March 31, 2024, the Company had approximately $39 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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
•the Company's ability to effectively execute its turnaround plan, including Project Ovid, Project Phoenix, the Network Optimization Project and the Realignment Plan;
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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 16 of the Notes to Unaudited Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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

Business Strategy

Following a comprehensive assessment of key capabilities, effective the second quarter of 2023, the leadership team began implementing an integrated set of new “where to play” and “how to win” strategy choices designed to enable the Company to leverage the scale of the portfolio, while further building upon its operational foundation and strengthening its front-end capabilities.

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

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid, a multi-year, customer centric supply chain initiative to transform the Company’s go-to-market capabilities in the U.S., improve customer service levels and drive operational efficiencies. Project Ovid was designed to optimize the Company’s distribution network by creating a single integrated supply chain from 23 business-unit-centric supply chains. The Company continues to implement the remaining phases of this initiative.

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

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. The Company commenced reducing headcount during the first quarter of 2023, and while the program was mostly completed by the end of 2023, charges will continue to be recognized as the Company completes remaining actions in accordance with local regulations and consultation requirements. The Company estimates that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix.

In January 2024, the Company announced an organizational realignment, which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023 (the “Realignment Plan”). In addition to improving accountability, the Realignment Plan is designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company is making several operating model changes, which entail: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company will also further optimize the Company’s real estate footprint and pursue other cost reduction initiatives. These actions are expected to be substantially implemented by the end of 2024, subject to local law and consultation requirements. The Company estimates that it will incur approximately $75 million to $90 million in restructuring and restructuring-related charges in connection with the Realignment Plan.

In addition, the Company continues to review its operating footprint and non-core brands, which will result in future restructuring charges.

Organizational Structure

The Company implemented an operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company, the chief operating decision maker (“CODM”) reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation.

The Company’s three reportable segments are the following:

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

This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Recent Developments

Current Macroeconomic Conditions

The Company continues to be impacted by soft global demand, major retailers’ focus on tight control over inventory levels, inflationary pressures, elevated interest rates and indirect macroeconomic impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year.

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

Geopolitical Conflicts

The global economy has been negatively impacted by military conflicts, such as the Russia-Ukraine conflict and the conflicts in the Middle East. While the Company does not expect these conflicts to have a material impact on its results of operations, it has experienced supply chain disruptions, shortages in raw materials and increased costs for transportation, energy and commodities due in part to the negative impact of these conflicts on the global economy. Further escalation of geopolitical tensions, including increased trade barriers and restrictions on global trade, could result in, among other things, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. Additionally, if these military conflicts escalate beyond their current scope, the Company could be negatively impacted by localized or global economic recessions. See Results of Operations and Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Organizational Realignment Plan

In January 2024, the Company announced the Realignment Plan, which is expected to strengthen the Company’s front-end commercial capabilities, as further described in the preceding section. The Company initiated the Realignment Plan during the three months ended March 31, 2024 and recorded restructuring charges of $22 million. See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Reclassification of Indefinite-Lived Tradenames

In alignment with the Company’s strategy, the Company determined that certain tradenames with aggregate carrying values of $322 million no longer met the criteria to be classified as indefinite-lived tradenames effective January 1, 2024. The estimated useful lives range from 10 to 15 years, which will increase the Company’s annual amortization expense by $25 million, approximately $6 million quarterly. See Footnote 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Amendment to Credit Revolver

The Company had a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On February 7, 2024, the Company entered into a second amendment to the Credit Revolver agreement. The second amendment reduced the commitments of the lenders from $1.5 billion to $1.0 billion; replaced existing financial covenants with new covenants, including a collateral coverage ratio and total net leverage ratio; provided a guarantee by the Company and certain subsidiaries of all obligations under the Credit Revolver including certain hedging obligations, cash management obligations, and supply chain financing obligations; and granted the lenders under the Credit Revolver a security interest in certain eligible assets and all products and proceeds of the foregoing, subject to certain limitations. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Debt Rating Downgrades

During February 2024, Moody’s Corporation and S&P Global Inc. downgraded the Company’s debt rating to “Ba3” and “BB-”, respectively, which resulted in an interest rate increase of 25 basis points from each rating downgrade. The change to the interest rates as a result of both downgrades will increase the Company’s interest expense by $16 million on an annualized basis (approximately $12 million in 2024). See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$1,653	$1,805	$(152)	(8.4)%
Gross profit	504	482	22	4.6%
Gross margin	30.5%	26.7%

Operating income (loss)	16	(36)	52	NM
Operating margin	1.0%	(2.0)%

Interest expense, net	70	68	2	2.9%
Other expense, net	5	12	(7)	(58.3)%
Loss before income taxes	(60)	(116)	56	48.3%
Income tax benefit	(51)	(14)	(37)	NM
Income tax rate	85.0%	12.1%

Net loss	$(9)	$(102)	$93	91.2%

Diluted loss per share	$(0.02)	$(0.25)
NM - NOT MEANINGFUL

Net sales for the three months ended March 31, 2024 decreased 8%. Net sales were unfavorably impacted by soft global demand, net distribution losses and category exits, partially offset by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $56 million, or 3%.

Gross profit increased compared to prior year. Gross margin also improved to 30.5% as compared with 26.7% in the prior year. The increase in gross profit was driven by productivity, mix and favorable pricing, partially offset by lower sales volume and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $45 million, or 9%.

Notable items other than changes in net sales impacting operating income (loss) for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (a) (b)	$39	$51	$(12)
Transactions costs and other (c)	(4)	9	(13)
Amortization of acquired intangibles (See Footnote 6)	25	19	6

(a)For the three months ended March 31, 2024 restructuring-related costs reported in cost of products sold and in SG&A was $8 million and $5 million, respectively, primarily related to facility closures. For the three months ended March 31, 2023, restructuring-related costs reported in cost of products sold and SG&A was $5 million and $8 million, respectively, primarily related to facility closures. Restructuring costs were $26 million and $38 million for the three months ended March 31, 2024 and 2023, respectively.
(b)Restructuring-related costs during the three months ended March 31, 2024 related to Project Phoenix and Network Optimization Project were $3 million and $2 million, respectively and $8 million related to other discrete programs.
(c)Transaction and other costs for the three months ended March 31, 2024 primarily related to a release of a bad debt reserve due to a recovery of a receivable from an international customer. For the three months ended March 31, 2023 transaction and other costs primarily related to expenses associated with certain legal proceedings.

Operating income was $16 million as compared to operating loss of $36 million in the prior year period. The improvement reflects gross productivity, savings from restructuring actions and lower restructuring and restructuring-related charges, partially offset by higher incentive compensation expense, advertising and promotion costs and additional amortization of certain tradenames.

Interest expense, net increased due to higher interest rates. The weighted average interest rates for the three months ended March 31, 2024 and 2023 were approximately 5.6% and 4.8%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended March 31, 2024 and 2023 includes the following items:

	Three Months Ended March 31,
	2024	2023
Foreign exchange losses, net	$3	$2
Discount on factored receivables and other, net	2	10
	$5	$12

The income tax benefit for the three months ended March 31, 2024 was $51 million as compared to $14 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was a benefit of 85.0%, due to an increase in the forecasted annual tax rate driven primarily by lower forecasted pretax book income, as compared to 12.1% for the three months ended March 31, 2023.

See Footnote 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$893	$971	$(78)	(8.0)%

Operating income (loss)	16	(37)	53	NM
Operating margin	1.8%	(3.8)%
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the three months ended March 31, 2024 decreased 8%, which reflected soft demand across all businesses, certain category exits as well as net distribution losses, primarily in the Kitchen business, partially offset by pricing. Changes in foreign currency unfavorably impacted net sales by $29 million, or 3%.

Operating income for the three months ended March 31, 2024 was $16 million as compared to operating loss of $37 million in the prior year. The improvement in operating results is primarily due to gross productivity, mix, savings from restructuring actions, lower restructuring and restructuring-related charges and release of a bad debt reserve due to a recovery of a receivable from an international customer, partially offset by higher advertising and promotion costs and additional amortization of certain tradenames.

Learning and Development

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$559	$564	$(5)	(0.9)%

Operating income	94	72	22	30.6%
Operating margin	16.8%	12.8%

Learning and Development net sales for the three months ended March 31, 2024 decreased 1%, as slight growth in the Baby business was offset by a slight decline in the Writing business. For the segment, pricing actions were more than offset by changes in foreign currency, which unfavorably impacted net sales by $15 million, or 3%.

Operating income for the three months ended March 31, 2024 increased to $94 million as compared to $72 million in the prior-year period. The increase in operating income is primarily due to gross productivity and savings from restructuring actions, partially offset by higher advertising and promotion costs.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$201	$270	$(69)	(25.6)%

Operating loss	(18)	(1)	(17)	NM
Operating margin	(9.0)%	(0.4)%
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended March 31, 2024 decreased 26% primarily reflecting soft global demand, distribution losses and category exits. Changes in foreign currency unfavorably impacted net sales by $12 million or 4%.

Operating loss for the three months ended March 31, 2024 was $18 million as compared to operating loss of $1 million in the prior-year period. The decline was primarily due to lower gross profit leverage, partially offset by gross productivity and savings from restructuring actions.
Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of this rapidly changing retail and consumer landscape, which reflects major retailers focus on tight control over inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company’s future sales, operating results, cash flows, liquidity and financial condition, will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver.

The Company believes these actions and its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives for the foreseeable future. The Company regularly assesses its cash requirements and the available sources to fund these needs. For further information, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 21, 2024.

At March 31, 2024, the Company had cash and cash equivalents of approximately $372 million, of which approximately $317 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2024 and 2023 (in millions):

	2024	2023	Increase (Decrease)
Cash provided by (used in) operating activities	$32	$(77)	$109
Cash used in investing activities	(50)	(68)	18
Cash provided by financing activities	60	128	(68)
Exchange rate effect on cash, cash equivalents and restricted cash	(3)	(1)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	$39	$(18)	$57

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects a reduction of working capital and improvement in operating results, partially offset by higher incentive compensation and restructuring payments in the current year.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to lower capital expenditures, as significant projects, primarily related to Project Ovid, were mostly executed during the prior year.

Cash Flows from Financing Activities

The change in net cash used in financing activities was primarily due to a lower quarterly dividend payment in the current year, offset by the period-over-period net change in short-term debt. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has a $1.0 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at March 31, 2024.

At March 31, 2024, the Company had $231 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $749 million. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Risk Management

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

See Footnote 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the Company's derivative instruments.

Significant Accounting Policies and Critical Estimates

For further information on significant accounting policies and critical estimates, refer to the Company's most recent Annual Report on Form 10-K, filed on February 21, 2024 and Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, due to material weaknesses in internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management, including the Company’s Chief Executive Officer and Chief Financial Officer have determined, based on the procedures performed, that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, for the periods presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to have material weaknesses in our internal control over financial reporting as disclosed in Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2023, in that the Company did not maintain effective controls over the reviews of significant assumptions used in the impairment assessment of goodwill, indefinite-lived tradenames and long-lived assets. Specifically, the control activities related to the reviews of the significant assumptions utilized in the impairment assessments were not executed, as designed, at the appropriate level of precision to prevent or detect a material misstatement. These control deficiencies resulted in management adjustments to the impairment loss and the other intangible assets, net accounts, prior to the issuance of the Company’s financial statements. These control deficiencies could result in a material misstatement of the goodwill, indefinite-lived tradenames, long-lived assets and the related accounts and disclosures in the annual or interim consolidated financial statements. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	$—
February	463,907	7.67	—	—
March	—	—	—	—
Total	463,907	$7.67	—
(1)Shares purchased during the three months ended March 31, 2024 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 3 — ARTICLES OF INCORPORATION AND BY-LAWS
3.1
By-Laws of Newell Brands Inc., as amended effective as of February 21, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 22, 2024, File No. 001-09608).

ITEM 10 — MATERIAL CONTRACTS
10.1
Amendment No. 2, dated February 7, 2024, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.* (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 9, 2024, File No. 001-09608).

10.2*	Newell Brands Inc. 2024 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 22, 2024, File No. 001-09608).
10.3*†	Form of 2024 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives.
10.4*†	Form of 2024 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	April 26, 2024	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	April 26, 2024	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer