Form 10-Q
period 2024-06-30
NEWELL BRANDS INC.
filed 2024-07-26
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 22, 2024: 416.0 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,033	$2,204	$3,686	$4,009
Cost of products sold	1,334	1,575	2,483	2,898
Gross profit	699	629	1,203	1,111
Selling, general and administrative expenses	520	476	982	956
Restructuring costs, net	10	22	36	60
Impairment of goodwill, intangibles and other assets	6	11	6	11
Operating income	163	120	179	84
Non-operating expenses:
Interest expense, net	78	76	148	144
Loss on extinguishment and modification of debt	—	—	1	—
Other expense, net	1	9	6	21
Income (loss) before income taxes	84	35	24	(81)
Income tax provision (benefit)	39	17	(12)	3
Net income (loss)	$45	$18	$36	$(84)

Weighted average common shares outstanding:
Basic	415.2	414.2	415.0	414.0
Diluted	418.2	415.3	417.9	414.0

Earnings (loss) per share:
Basic	$0.11	$0.04	$0.09	$(0.20)
Diluted	$0.11	$0.04	$0.09	$(0.20)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$45	$18	$36	$(84)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	(10)	(59)	8
Pension and postretirement costs	—	—	8	(1)
Derivative financial instruments	7	(7)	14	(17)
Total other comprehensive loss, net of tax	(28)	(17)	(37)	(10)
Total comprehensive income (loss)	$17	$1	$(1)	$(94)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$382	$332
Accounts receivable, net	1,072	1,195
Inventories	1,639	1,531
Prepaid expenses and other current assets	332	296
Total current assets	3,425	3,354
Property, plant and equipment, net	1,153	1,212
Operating lease assets	481	515
Goodwill	3,055	3,071
Other intangible assets, net	2,412	2,488
Deferred income taxes	757	806
Other assets	765	717
Total assets	$12,048	$12,163

Liabilities:
Accounts payable	$1,079	$1,003
Other accrued liabilities	1,440	1,565
Short-term debt and current portion of long-term debt	983	329
Total current liabilities	3,502	2,897
Long-term debt	4,059	4,575
Deferred income taxes	236	241
Operating lease liabilities	414	446
Other noncurrent liabilities	757	892
Total liabilities	8,968	9,051
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2024 and December 31, 2023)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 441.2 shares and 439.6 shares issued at June 30, 2024 and December 31, 2023, respectively)	441	440
Treasury stock, at cost (25.8 shares and 25.3 shares at June 30, 2024 and December 31, 2023, respectively)	(631)	(627)
Additional paid-in capital	6,887	6,915
Retained deficit	(2,690)	(2,726)
Accumulated other comprehensive loss	(927)	(890)
Total stockholders’ equity	3,080	3,112
Total liabilities and stockholders’ equity	$12,048	$12,163
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$36	$(84)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164	159
Impairment of goodwill, intangibles and other assets	6	11
Deferred income taxes	14	4
Stock based compensation expense	33	20
Pension settlement charge	—	5
Other, net	(8)	(34)
Changes in operating accounts:
Accounts receivable	84	(14)
Inventories	(139)	282
Accounts payable	80	(54)
Accrued liabilities and other, net	(206)	(18)
Net cash provided by operating activities	64	277
Cash flows from investing activities:
Capital expenditures	(112)	(142)
Swap proceeds	17	23
Other investing activities, net	11	25
Net cash used in investing activities	(84)	(94)
Cash flows from financing activities:
Payments on short-term debt, net	(52)	(23)
Proceeds from short-term debt with original maturities greater than 90 days	431	—
Payments on short-term debt with original maturities greater than 90 days	(225)	—
Payments on current portion of long-term debt	—	(1)
Cash dividends	(60)	(126)
Equity compensation activity and other, net	(16)	(8)
Net cash provided by (used in) financing activities	78	(158)
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	2
Increase in cash, cash equivalents and restricted cash	44	27
Cash, cash equivalents and restricted cash at beginning of period	361	303
Cash, cash equivalents and restricted cash at end of period	$405	$330

Supplemental disclosures:
Restricted cash at beginning of period	$29	$16
Restricted cash at end of period	23	13
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2024	$441	$(631)	$6,900	$(2,735)	$(899)	$3,076
Comprehensive income (loss)	—	—	—	45	(28)	17
Dividends declared on common stock - $0.07 per share	—	—	(29)	—	—	(29)
Equity compensation, net of tax	—	—	16	—	—	16
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080

Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive income (loss)	—	—	—	36	(37)	(1)
Dividends declared on common stock - $0.14 per share	—	—	(59)	—	—	(59)
Equity compensation, net of tax	1	(4)	31	—	—	28
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at March 31, 2023	$439	$(627)	$6,965	$(2,440)	$(1,004)	$3,333
Comprehensive income (loss)	—	—	—	18	(17)	1
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	1	—	10	—	—	11
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315

Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive loss	—	—	—	(84)	(10)	(94)
Dividends declared on common stock - $0.30 per share	—	—	(126)	—	—	(126)
Equity compensation, net of tax	1	(4)	19	—	—	16
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315

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

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures. Accordingly, the Company’s results of operations and cash flows for the three and six months ended June 30, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of recently issued and proposed ASUs.

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

In October 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to better consider the effect of the programs on an entity’s working capital, liquidity and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2022-04 which did not have a material impact on its consolidated financial statements. See disclosure hereafter for further information.

Sales of Accounts Receivables

Factored receivables at June 30, 2024 associated with the Company’s existing factoring agreement for certain customer receivables (the “Customer Receivables Purchase Agreement”) were approximately $360 million, an increase of approximately $120 million from December 31, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”) has a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain other customer receivables without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables originating in the U.S. to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is consolidated in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned were immaterial. The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of June 30, 2024 was $145 million, an increase of approximately $100 million from December 31, 2023. Cash received under the Receivables Facility is classified as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

Supplier Finance Program Obligations

In June 2024, the Company entered into an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company with various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “New SCF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the New SCF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the New SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the New SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the New SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the New SCF Program. Amounts due under the New SCF Program will be included in accounts payable in the Condensed Consolidated Balance Sheets and as operating cash flows in the Condensed Consolidated Statement of Cash Flows.

Prior to the New SCF Program, a global financial institution offered a voluntary supply chain finance program (the “Former SCF Program”) which similarly enabled suppliers, at their sole discretion, to sell their receivables due from the Company to the financial institution on a non-recourse basis. Pursuant to the Second Amendment (defined hereafter), a lender under the Credit Revolver (defined hereafter) that also participated in the Former SCF Program secured its related financing pursuant to the terms of the Credit Revolver. See Footnote 8 for further information. In April 2024, the Company exercised its right to terminate the Former SCF Program with the financial institution.

The Company continued to reflect invoices participating in the Former SCF Program as current liabilities in the Condensed Consolidated Balance Sheet and cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows as of and for the six months ended June 30, 2024, respectively. Supplier payment terms for those participating in the program average approximately 129 days. The termination did not materially impact the Company’s operating results, financial condition or liquidity.

While the Company has entered into the New SCF Program to offer its vendors another supply chain financing option after the termination of the Former SCF program, there has been no activity under the New SCF Program at and during the period ending June 30, 2024. As such, the following table sets forth the outstanding payment obligations due to the financial institution and activities related to the suppliers who participated in the Former SCF Program:

Balance at December 31, 2023	$96
Invoices participating in the Former SCF Program	111
Invoices paid to the financial institution	(180)
Balance at June 30, 2024	$27

Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2024 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Other comprehensive income (loss) before reclassifications	(59)	9	7	(43)
Amounts reclassified to earnings	—	(1)	7	6
Net current period other comprehensive income (loss)	(59)	8	14	(37)
Balance at June 30, 2024	$(727)	$(188)	$(12)	$(927)

Reclassifications from AOCL to the results of operations for the three and six months ended June 30, 2024 and 2023 were pretax (income) expense of (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension and postretirement benefit plans (1)	$—	$5	$(1)	$5
Derivative financial instruments (2)	5	1	9	(8)
(1)See Footnote 10 for further information.
(2)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency translation adjustments	$4	$(12)	$16	$(18)
Pension and postretirement benefit costs	(1)	1	2	1
Derivative financial instruments	3	(2)	5	(5)
Income tax provision (benefit) related to AOCL	$6	$(13)	$23	$(22)

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

The Company commenced organizational realignment activities during the first quarter of 2024. During the three and six months ended June 30, 2024, the Company recorded restructuring charges of $9 million and $31 million, respectively. During the three and six months ended June 30, 2024, the Company also recorded restructuring-related charges of $8 million in connection with the Realignment Plan. The Company has incurred aggregate charges of $39 million since inception in connection with the Realignment Plan.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its Corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. See Footnote 5 for further information. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility, which is expected to close during the third quarter of fiscal year 2024. The Company intends to occupy the current facility while waiting to build-out the new facility, which is anticipated to be completed during the first half of fiscal year 2025. Management concluded the sale of the current headquarters facility satisfied the criteria to be classified as held for sale at June 30, 2024. As such, the Company wrote down the carrying value of the assets held for sale to their fair value less cost to sell. During the second quarter of 2024, the Company recorded a net charge of $6 million inclusive of a fair market value adjustment related to the below market rental payments associated with the sale leaseback transaction, which was recorded within impairment of goodwill, intangibles and other assets in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024. The underlying assets held for sale were classified within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2024.

Network Optimization Project

In May 2023, the Company announced a restructuring and cost savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Company initiated implementation of the Network Optimization Project during the second quarter of 2023 and expects it to be substantially implemented by the end of fiscal year 2024. The Network Optimization Project incorporates a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. The Company currently estimates that it will incur approximately $37 million to $49 million in restructuring and restructuring-related charges associated with execution of the Network Optimization Project and expects that the charges incurred will be substantially complete by the end of 2024. This estimate of charges consists primarily of $8 million to $11 million related to cash severance payments and other termination benefits and approximately $29 million to $38 million associated with industrial site reductions. The Company expects approximately $35 million to $44 million of the aggregate charges will be cash expenditures.

In connection with the Network Optimization Project, the Company recorded restructuring and restructuring-related charges for the periods indicated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred since inception
	2024	2023	2024	2023
Restructuring charges	$—	$2	$3	$2	$10
Restructuring-related charges	6	8	8	8	24
Total	$6	$10	$11	$10	$34

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

In connection with Project Phoenix, the Company recorded restructuring and restructuring-related charges for the periods indicated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred since inception
	2024	2023	2024	2023
Restructuring costs	$—	$17	$1	$53	$79
Restructuring-related costs	2	4	5	10	24
Total	$2	$21	$6	$63	$103

Restructuring charges, net and restructuring-related charges incurred from inception for the Realignment Plan, Network Optimization Project and Project Phoenix (collectively, the “Plans”) were as follows (in millions):

	Severance and termination costs	Contract termination and other costs	Total restructuring costs	Restructuring-related costs	Total costs
Realignment Plan	$30	$1	$31	$8	$39
Network Optimization Project	6	4	10	24	34
Project Phoenix	77	2	79	24	103
	$113	$7	$120	$56	$176

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related charges in connection with various discrete initiatives. The Company recorded $1 million of other restructuring costs for both the three and six months ended June 30, 2024 and $3 million and $5 million, during the three and six months ended June 30, 2023, respectively.

Restructuring-related charges are recorded in cost of products sold, selling, general and administrative expenses (“SG&A”) and impairment of other assets in the Condensed Consolidated Statements of Operations based on the nature of the underlying charges incurred. During the three months ended June 30, 2024 and 2023, the Company recorded immaterial and $5 million, respectively of other restructuring-related charges. During the six months ended June 30, 2024 and 2023, the Company recorded other restructuring-related charges of $8 million and $12 million, respectively.

Restructuring charges, net incurred by reportable business segments for all restructuring activities for the periods indicated and the total charges since inception for the Plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Total incurred since inception of Plans
	2024	2023	2024	2023
Home and Commercial Solutions	$3	$11	$10	$27	$52
Learning and Development	3	6	8	11	23
Outdoor and Recreation	2	2	3	8	14
Corporate	2	3	15	14	31
	$10	$22	$36	$60	$120

Accrued restructuring costs for the six months ended June 30, 2024 were as follows (in millions):

	Balance at December 31, 2023	Restructuring Costs, Net	Payments	Balance at June 30, 2024
Severance and termination costs	$30	$32	$(44)	$18
Contract termination and other costs	—	4	(4)	—
	$30	$36	$(48)	$18

Accrued restructuring costs for the six months ended June 30, 2023 were as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at June 30, 2023
Severance and termination costs	$7	$57	$(48)	$—	$16
Contract termination and other costs	—	3	(1)	(1)	1
	$7	$60	$(49)	$(1)	$17

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials and supplies	$203	$214
Work-in-process	158	173
Finished products	1,278	1,144
	$1,639	$1,531

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	June 30, 2024	December 31, 2023
Land	$67	$75
Buildings and improvements	643	678
Machinery and equipment	2,479	2,517
	3,189	3,270
Less: Accumulated depreciation	(2,036)	(2,058)
	$1,153	$1,212

Depreciation expense was $44 million and $51 million for the three months ended June 30, 2024 and 2023, respectively, and $95 million and $105 million for the six months ended June 30, 2024 and 2023, respectively.

In June 2024, the Company entered into an agreement for a right of use operating lease, for its Corporate headquarters in Atlanta, Georgia, with an initial lease term of 14.5 years. The Company has not yet taken possession of the facility; therefore it has not reflected the right of use asset and lease liability in the Condensed Consolidated Balance Sheet at June 30, 2024. The gross minimum contractual aggregate lease payments are approximately $106 million. See Footnote 3 for additional information.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2024 is as follows (in millions):

			June 30, 2024
Segments	Net Book Value at December 31, 2023	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Home and Commercial Solutions	$747	$—	$4,052	$(3,305)	$747
Learning and Development	2,324	(16)	3,395	(1,087)	2,308
Outdoor and Recreation	—	—	788	(788)	—
	$3,071	$(16)	$8,235	$(5,180)	$3,055

Other intangible assets, net, are comprised of the following (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$1,199	$—	$1,199	$1,535	$—	$1,535
Tradenames — other (1)	549	(126)	423	232	(105)	127
Capitalized software	639	(528)	111	628	(512)	116
Patents and intellectual property	22	(21)	1	22	(20)	2
Customer relationships and distributor channels	1,070	(392)	678	1,078	(370)	708
	$3,479	$(1,067)	$2,412	$3,495	$(1,007)	$2,488

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

Amortization expense for intangible assets was $35 million and $27 million for the three months ended June 30, 2024 and 2023, respectively, and $69 million and $54 million for the six months ended June 30, 2024 and 2023, respectively.

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

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	June 30, 2024	December 31, 2023
Customer accruals	$628	$659
Accrued compensation	159	190
Operating lease liabilities	117	122
Accrued self-insurance liabilities, contingencies and warranty	87	92
Accrued interest expense	80	74
Accrued marketing and freight expenses	63	71
Accrued income taxes	61	89
Other	245	268
	$1,440	$1,565

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2024	December 31, 2023
4.00% senior notes due 2024 (1) (2)	$199	$198
4.875% senior notes due 2025 (1)	499	498
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,981	1,980
6.375% senior notes due 2027	480	488
6.625% senior notes due 2029	474	486
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility (1)	285	131
Other debt	2	1
Total debt	5,042	4,904
Short-term debt and current portion of long-term debt	(983)	(329)
Long-term debt	$4,059	$4,575
(1)Included in short-term debt and current portion of long-term debt at June 30, 2024.
(2)Included in short-term debt and current portion of long-term debt at December 31, 2023.

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

On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors, entered into a second amendment to the Credit Revolver agreement (the “Second Amendment”). The Second Amendment, among other things, (i) reduced the commitments of the lenders from $1.5 billion to $1.0 billion, (ii) replaced the Company’s existing financial covenants with new financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Second Amendment), (iii) required the Company and certain of the Company’s domestic and foreign subsidiaries (collectively the “Guarantors”) to guarantee all obligations under the Credit Revolver including, without limitation, obligations in respect of extensions of credit to any of the borrowers, certain hedging obligations, certain cash management obligations, and certain supply chain financing obligations, and (iv) required the Company and the other Guarantors to grant a lien and security interest in certain of its assets consisting of eligible accounts receivable, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. See Footnote 1 for further information with respect to the Company’s SCF Programs.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At June 30, 2024, the Company had $285 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $695 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total debt	6.0%	5.3%	5.8%	5.1%
Short-term debt	7.5%	6.8%	7.8%	6.5%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2024		December 31, 2023
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,610	$4,755	$4,633	$4,772

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

Fair Value Hedges

At June 30, 2024, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.000% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848. See Footnote 1 for further information. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.
Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company has three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has two additional cross-currency swaps, maturing in September 2027 and September 2029, with an aggregate notional amount of $1.0 billion. These swaps were also designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended June 30, 2024 and 2023, the Company recognized income of $9 million and $10 million, respectively and income of $18 million and $21 million for the six months ended June 30, 2024 and 2023, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2024. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At June 30, 2024, the Company had approximately $256 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2024, the Company had approximately $886 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2025. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$3	$1
Foreign currency contracts	Other accrued liabilities	(2)	(13)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(16)	(15)
Interest rate swaps	Other noncurrent liabilities	(23)	(4)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	32	22
Cross-currency swaps	Other assets	25	15
Cross-currency swaps	Other noncurrent liabilities	(73)	(119)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	11	7
Foreign currency contracts	Other accrued liabilities	(2)	(14)

Total		$(45)	$(120)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
		Gain/(Loss)		Gain/(Loss)
	Location of gain /(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(2)	$—	$(1)
Foreign currency contracts	Net sales and cost of products sold	5	(3)	(9)	—
Cross-currency swaps	Other expense, net	18	—	(49)	—
Total		$23	$(5)	$(58)	$(1)

		Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
		Gain/(Loss)		Gain/(Loss)
	Location of gain (loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(3)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	10	(6)	(14)	10
Cross-currency swaps	Other expense, net	66	—	(70)	—
Total		$76	$(9)	$(84)	$8

At June 30, 2024, net deferred gains of approximately $2 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended June 30, 2024 and 2023, the Company recognized in other expense, net, income of $10 million and $8 million, respectively and income of $9 million and $18 million during the six months ended June 30, 2024 and 2023, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivative agreements that require collateral to be posted prior to settlement. See Footnote 8 for further information describing the guarantee of certain hedging obligations granted pursuant to the Second Amendment of the Credit Revolver.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1	$1	$—	$—	$2	$2
Interest cost	9	12	2	4	17	23	4	8
Expected return on plan assets	(12)	(14)	(2)	(3)	(23)	(28)	(3)	(6)
Amortization	—	1	—	—	—	2	—	1
Settlements	—	—	1	5	—	—	1	5
Total (income) expense	$(3)	$(1)	$2	$7	$(6)	$(3)	$4	$10

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization	(1)	(1)	$(2)	$(3)
Total income	$(1)	$(1)	$(2)	$(3)

Other

In January 2024, the Company received a court ruling with respect to determining the benefits certain pensioners related to an international subsidiary were entitled to receive upon converting their defined benefit to a defined contribution. As the legal proceeding is concluded, the Company reduced its underlying pension obligation by approximately $11 million, with a corresponding offset to AOCL.

Footnote 11 — Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2024 and 2023 were a provision of 46.4% and 48.6%, respectively, and benefit of 50.0% and provision of 3.7% for the six months ended June 30, 2024 and 2023, respectively.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2024 and 2023 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the three and six months ended June 30, 2024 these items increased the tax rate more than the prior period due to the lower forecasted pretax book income. In periods where forecasted pretax income is low, the proportional impact of these items on the effective tax rate may be significant.

The three and six months ended June 30, 2024 were impacted by certain discrete items. Income tax expense for the three months ended June 30, 2024 included a discrete benefit of $64 million associated with a reduction in liabilities for unrecognized tax benefits, as the tax authorities’ examination of its U.S. tax returns for the years 2011 to 2015, as further described hereafter, and its Brazil tax returns for the years 2015 to 2017 have been completed, offset by $7 million of additional tax related to withholding taxes associated with certain previously taxed earnings that are no longer indefinitely reinvested. The six months ended June 30, 2024 also included certain discrete items totaling $4 million of additional income tax expense.

The three and six months ended June 30, 2023 were also impacted by certain discrete items. Income tax expense for the three months ended June 30, 2023 included a discrete expense of $6 million associated with a tax basis adjustment on a prior disposition. The six months ended June 30, 2023 also included certain discrete items totaling $4 million of additional income tax expense.

On May 14, 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the Internal Revenue Service (“IRS”) for the tax years 2011 to 2015. The Company agreed to certain adjustments raised by the IRS through the Notice. Accordingly, the Company has concluded that various income tax positions taken by the Company have been effectively settled, with the exception of the matter the Company intends to dispute as further described hereafter. The Company will pay the IRS approximately $22 million for additional income taxes and interest. As a result, the Company has reduced its liability for unrecognized tax benefits for this amount, recorded in other noncurrent liabilities in the Condensed Consolidated Balance Sheets, with a corresponding increase to its current income tax liability.

On July 19, 2024, the Company filed a petition in the U.S. Tax Court disputing the proposed assessment of $80 million in additional taxes plus $34 million in penalties plus the additional interest calculated upon final settlement related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 to 2015. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result. If the IRS prevails in the assessment of additional tax, interest and penalties in excess of the Company’s current reserves, such outcome could have a material adverse effect on the Company’s financial position and results.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s U.S. federal income tax returns for 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016.

Footnote 12 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	415.2	414.2	415.0	414.0
Dilutive securities (1)	3.0	1.1	2.9	—
Diluted weighted average shares outstanding	418.2	415.3	417.9	414.0

(1)The six months ended June 30, 2023 excludes 1.2 million of potentially dilutive share-based awards as their effect would be anti-dilutive.

At June 30, 2024, there were 0.7 million potentially dilutive stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the six months ended June 30, 2024, primarily in connection with its annual grant, the Company granted 1.7 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $13 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2024, primarily in connection with its annual grant, the Company also granted 5.6 million time-based RSUs with an aggregate grant date fair value of $43 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a one to three-year period, subject to continued employment.

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	June 30, 2024				December 31, 2023
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$71	$—	$71	$—	$45	$—	$45
Liabilities	—	(116)	—	(116)	—	(165)	—	(165)
Investment securities, including mutual funds	13	—	—	13	14	—	—	14

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales (1)
Home and Commercial Solutions	$962	$1,058	$1,855	$2,029
Learning and Development	813	813	1,372	1,377
Outdoor and Recreation	258	333	459	603
	$2,033	$2,204	$3,686	$4,009

Operating income (loss) (2)
Home and Commercial Solutions	$48	$(21)	$64	$(58)
Learning and Development	205	188	299	260
Outdoor and Recreation	(11)	5	(29)	4
Corporate	(79)	(52)	(155)	(122)
	$163	$120	$179	$84

			June 30, 2024	December 31, 2023
Segment assets
Home and Commercial Solutions			$4,622	$4,713
Learning and Development			4,086	4,111
Outdoor and Recreation			649	687
Corporate			2,691	2,652
			$12,048	$12,163

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

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial	$349	$378	$673	$726
Kitchen	496	549	934	1,008
Home Fragrance	117	131	248	295
Home and Commercial Solutions	962	1,058	1,855	2,029

Baby	251	251	471	468
Writing	562	562	901	909
Learning and Development	813	813	1,372	1,377

Outdoor and Recreation	258	333	459	603

	$2,033	$2,204	$3,686	$4,009

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three Months Ended June 30,
	2024			2023
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$625	$337	$962	$698	$360	$1,058
Learning and Development	629	184	813	609	204	813
Outdoor and Recreation	135	123	258	188	145	333
	$1,389	$644	$2,033	$1,495	$709	$2,204

	Six Months Ended June 30,
	2024			2023
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,201	$654	$1,855	$1,341	$688	$2,029
Learning and Development	1,021	351	1,372	1,004	373	1,377
Outdoor and Recreation	243	216	459	334	269	603
	$2,465	$1,221	$3,686	$2,679	$1,330	$4,009

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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2024 was $37 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

At June 30, 2024, the Company had approximately $42 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
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
•the Company’s ability to effectively execute its turnaround plan, including Project Ovid, Project Phoenix, the Network Optimization Project and the Realignment Plan;
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

In addition, the Company continues to review its operating footprint and non-core brands, which will result in future restructuring and restructuring-related charges.

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

Organizational Realignment Plan

In January 2024, the Company announced the Realignment Plan, which is expected to strengthen the Company’s front-end commercial capabilities, as further described in the preceding section. The Company initiated the Realignment Plan during the first quarter of 2024. For the three and six months ended June 30, 2024 the Company recorded restructuring charges of $9 million and $31 million, respectively. The Company also recorded restructuring-related costs of $8 million for the three and six months ended June 30, 2024. See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its Corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility, which is expected to close during the third quarter of fiscal year 2024. The Company intends to occupy the current facility while conducting the build-out of the new facility, which is anticipated to be completed during the first half of fiscal year 2025.

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

Amendment to Credit Revolver

The Company had a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On February 7, 2024, the Company entered into a second amendment to the Credit Revolver agreement. The second amendment reduced the commitments of the lenders from $1.5 billion to $1.0 billion; replaced existing financial covenants with new covenants, including a collateral coverage ratio and total net leverage ratio; provided a guarantee by the Company and certain subsidiaries of all obligations under the Credit Revolver, including certain hedging obligations, cash management obligations, and supply chain financing obligations; and granted the lenders under the Credit Revolver a security interest in certain eligible assets and all products and proceeds of the foregoing, subject to certain limitations. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Debt Rating Downgrades

During February 2024, Moody’s Corporation and S&P Global Inc. downgraded the Company’s senior unsecured debt rating to “Ba3” and “BB-”, respectively, which resulted in an interest rate increase of 25 basis points from each rating downgrade. The change to the interest rates as a result of both downgrades will increase the Company’s interest expense by $16 million on an annualized basis (approximately $12 million in 2024). See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Results of Operations

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$2,033	$2,204	$(171)	(7.8)%
Gross profit	699	629	70	11.1%
Gross margin	34.4%	28.5%

Operating income	163	120	43	35.8%
Operating margin	8.0%	5.4%

Interest expense, net	78	76	2	2.6%
Other expense, net	1	9	(8)	(88.9)%
Income before income taxes	84	35	49	NM
Income tax provision	39	17	22	NM
Income tax rate	46.4%	48.6%

Net income	$45	$18	$27	NM

Diluted earnings per share	$0.11	$0.04

Net sales for the three months ended June 30, 2024 decreased 8%. Net sales were unfavorably impacted by soft global demand, net distribution losses and product line exits, partially offset by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $66 million, or 3%.

Gross profit increased 11% and gross margin improved to 34.4% as compared with 28.5% in the prior year period. The increase in gross profit was driven by productivity and lower restructuring-related charges, partially offset by lower sales volume and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $38 million, or 6%.

Notable items other than changes in net sales and benefits from productivity initiatives impacting operating income for the three months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024	2023	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (a) (b)	$26	$39	$(13)
Transaction costs and other (c)	5	12	(7)
Impairment of intangible asset (See Footnote 6)	—	8	(8)
Amortization of acquired intangibles (See Footnote 6)	25	19	6
(a)Restructuring-related costs reported in cost of products sold, selling, general and administrative expenses (“SG&A”) and impairment of other goodwill, intangibles and other assets for the three months ended June 30, 2024 were $7 million, $3 million and $6 million, respectively, and primarily relate to facility closures. For the three months ended June 30, 2023, restructuring-related costs reported in cost of products sold and SG&A were $26 million and net recovery of $9 million, respectively, primarily related to facility closures. Restructuring costs were $10 million and $22 million for the three months ended June 30, 2024 and 2023, respectively.
(b)Restructuring-related costs during the three months ended June 30, 2024 related to Project Phoenix, Network Optimization Project and Realignment Plan were $2 million, $6 million and $8 million.
(c)Transaction costs and other for the three months ended June 30, 2024 primarily related to accelerated amortization and write-off of other assets associated with integration projects. For the six months ended June 30, 2023 transaction and other costs primarily related to expenses associated with certain legal proceedings.

Operating income was $163 million as compared to $120 million in the prior year period. The increase reflects the impact of higher gross profit, savings from restructuring actions, primarily from Project Phoenix and the Realignment Plan, lower non-cash impairment and restructuring charges, partially offset by higher incentive compensation expense, higher advertising and promotion costs and additional amortization of certain tradenames.

Interest expense, net increased primarily due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended June 30, 2024 and 2023 were approximately 6.0% and 5.3%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended June 30, 2024 and 2023 includes the following items:

	Three Months Ended June 30,
	2024	2023
Foreign exchange (gains) losses, net	$(1)	$3
Gain on disposition of business	(3)	—
Pension settlement costs	—	5
Discount on factored receivables and other, net	5	1
	$1	$9

Income tax provision for the three months ended June 30, 2024 was $39 million as compared to $17 million for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 was 46.4%, due to increased tax expense related to increased income before tax, partially offset by the impact of certain discrete items. For the three months ended June 30, 2023 the effective tax rate was 48.6%.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$962	$1,058	$(96)	(9.1)%

Operating income (loss)	48	(21)	69	NM
Operating margin	5.0%	(2.0)%
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the three months ended June 30, 2024 decreased 9%, which reflected soft global demand across all businesses, as well as product line exits and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $42 million, or 4%.

Operating income for the three months ended June 30, 2024 was $48 million as compared to operating loss of $21 million in the prior year period. The improvement in operating results is primarily due to gross productivity, pricing, savings from restructuring actions, lower restructuring and restructuring-related charges and the absence of non-cash impairment charges primarily related to indefinite-lived tradenames, partially offset by higher advertising and promotion costs and additional amortization of certain tradenames.
Learning and Development

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$813	$813	$—	—%

Operating income	205	188	17	9.0%
Operating margin	25.2%	23.1%

Learning and Development net sales for the three months ended June 30, 2024 remained essentially flat in both the Baby and Writing businesses. Improved orders from major retailers in the Baby business, as well as contribution from product innovation and favorable order timing in the Writing business, were offset by changes in foreign currency which unfavorably impacted net sales by $12 million, or 1%.

Operating income for the three months ended June 30, 2024 was $205 million as compared to $188 million in the prior-year period. The improvement in operating results is primarily due to gross productivity and savings from restructuring actions, partially offset by higher advertising and promotion costs.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$258	$333	$(75)	(22.5)%

Operating income (loss)	(11)	5	(16)	NM
Operating margin	(4.3)%	1.5%
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the three months ended June 30, 2024 decreased 23%, reflecting soft global demand, distribution losses and product line exits. Changes in foreign currency unfavorably impacted net sales by $12 million, or 4%.

Operating loss for the three months ended June 30, 2024 was $11 million as compared to operating income of $5 million in the prior-year period. The decline was due to lower gross profit resulting from lower sales partially offset by savings from restructuring actions.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$3,686	$4,009	$(323)	(8.1)%
Gross profit	1,203	1,111	92	8.3%
Gross margin	32.6%	27.7%

Operating income	179	84	95	NM
Operating margin	4.9%	2.1%

Interest expense, net	148	144	4	2.8%
Other expense, net	6	21	(15)	(71.4)%
Income (loss) before income taxes	24	(81)	105	NM
Income tax provision (benefit)	(12)	3	(15)	NM
Income tax rate	(50.0)%	(3.7)%

Net income (loss)	$36	$(84)	$120	NM

Diluted earnings (loss) per share	$0.09	$(0.20)
NM - NOT MEANINGFUL

Net sales for the six months ended June 30, 2024 decreased 8%. Net sales were unfavorably impacted by soft global demand, net distribution losses and product line exits, partially offset by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $122 million, or 3%.

Gross profit increased compared to prior year. Gross margin improved to 32.6% as compared with 27.7% in the prior year. The increase in gross profit was driven by productivity and lower restructuring-related charges, partially offset by lower sales volume and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $83 million, or 7%.

Notable items other than changes in net sales and benefits from productivity initiatives impacting operating income for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023	$ Change

Restructuring and restructuring-related costs (See Footnote 3) (a) (b)	$65	$90	$(25)
Transaction costs and other (c)	1	21	(20)
Impairment of intangible asset (See Footnote 6)	—	8	(8)
Amortization of acquired intangibles (See Footnote 6)	50	38	12

(a)For the six months ended June 30, 2024 restructuring-related costs reported in cost of products sold, SG&A and in impairment of goodwill, intangibles and other assets was $15 million, $8 million and $6 million, respectively, primarily related to facility closures. For the six months ended June 30, 2023, restructuring-related costs reported in cost of products sold and SG&A was $31 million and net recovery of $1 million, respectively, primarily related to facility closures. Restructuring costs were $36 million and $60 million for the six months ended June 30, 2024 and 2023, respectively.
(b)Restructuring-related costs during the six months ended June 30, 2024 related to Project Phoenix were $5 million and related to each of the Network Optimization Project, Realignment Plan and other discrete programs were $8 million.
(c)Transaction costs and other for the six months ended June 30, 2024 primarily related to a release of a bad debt reserve due to a recovery of a receivable from an international customer and accelerated amortization and write-off of other assets associated with integration projects. For the six months ended June 30, 2023 transaction and other costs primarily related to expenses associated with certain legal proceedings.

Operating income was $179 million as compared to operating income of $84 million in the prior year period. The improvement reflects higher gross profit, savings from restructuring actions, primarily from Project Phoenix and the Realignment Plan, lower restructuring and restructuring-related charges as well as transaction costs and other, partially offset by higher incentive compensation expense, advertising and promotion costs and additional amortization of certain tradenames.

Interest expense, net increased due to higher interest rates and lower interest income. The weighted average interest rates for the six months ended June 30, 2024 and 2023 were approximately 5.8% and 5.1%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for six months ended June 30, 2024 and 2023 includes the following items:

	Six Months Ended June 30,
	2024	2023
Foreign exchange losses, net	$2	$5
Gain on disposition of business	(3)	—
Pension settlement costs	—	5
Discount on factored receivables and other, net	7	11
	$6	$21

The income tax benefit for the six months ended June 30, 2024 was $12 million as compared to provision of $3 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 was a benefit of 50.0%, due to the impact of certain discrete items as compared to provision of 3.7% for the six months ended June 30, 2023.

See Footnote 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$1,855	$2,029	$(174)	(8.6)%

Operating income (loss)	64	(58)	122	NM
Operating margin	3.5%	(2.9)%
NM - NOT MEANINGFUL

Home and Commercial Solutions net sales for the six months ended June 30, 2024 decreased 9%, which reflected soft demand across all businesses, product line exits as well as net distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $71 million, or 3%.

Operating income for the six months ended June 30, 2024 was $64 million as compared to operating loss of $58 million in the prior year. The improvement in operating results is primarily due to gross productivity, pricing, savings from restructuring actions, lower restructuring and restructuring-related charges, release of a bad debt reserve due to a recovery of a receivable from an international customer and the absence of non-cash impairment charges primarily related to indefinite-lived tradenames, partially offset by higher advertising and promotion costs and additional amortization of certain tradenames.

Learning and Development

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$1,372	$1,377	$(5)	(0.4)%

Operating income	299	260	39	15.0%
Operating margin	21.8%	18.9%

Learning and Development net sales for the six months ended June 30, 2024 was almost flat, as slight growth in the Baby business was offset by decline in the Writing business. Improved orders from major retailers in the Baby business, as well as contribution from product innovation in the Writing business, were offset by changes in foreign currency which unfavorably impacted net sales by $27 million, or 2%.

Operating income for the six months ended June 30, 2024 increased to $299 million as compared to $260 million in the prior-year period. The increase in operating income is primarily due to gross productivity and savings from restructuring actions, partially offset by higher advertising and promotion costs.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$459	$603	$(144)	(23.9)%

Operating income (loss)	(29)	4	(33)	NM
Operating margin	(6.3)%	0.7%
NM - NOT MEANINGFUL

Outdoor and Recreation net sales for the six months ended June 30, 2024 decreased 24% primarily reflecting soft global demand, distribution losses and product line exits. Changes in foreign currency unfavorably impacted net sales by $24 million or 4%.

Operating loss for the six months ended June 30, 2024 was $29 million as compared to operating income of $4 million in the prior-year period. The decline was primarily due to lower gross profit resulting from lower sales, partially offset by savings from restructuring actions.
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

At June 30, 2024, the Company had cash and cash equivalents of approximately $382 million, of which approximately $309 million was held by the Company’s non-U.S. subsidiaries. During the second quarter, the Company recorded $7 million of additional tax related to withholding taxes associated with certain previously taxed foreign earnings that are no longer indefinitely reinvested, which the Company intends to repatriate such cash during the remainder of 2024.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2024 and 2023 (in millions):

	2024	2023	Increase (Decrease)
Cash provided by operating activities	$64	$277	$(213)
Cash used in investing activities	(84)	(94)	10
Cash provided by (used in) financing activities	78	(158)	236
Exchange rate effect on cash, cash equivalents and restricted cash	(14)	2	(16)
Increase in cash, cash equivalents and restricted cash	$44	$27	$17

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects an improvement in operating results as well as a decrease in accounts receivable and an increase in accounts payable in the current year, more than offset by an increase in inventory in the current period compared to a significant decrease in 2023, as well as higher incentive compensation payments in the current year.

Cash Flows from Investing Activities

The change in cash used in investing activities was primarily due to lower capital expenditures, as significant projects, primarily related to Project Ovid, were mostly executed during the prior year.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was primarily due to a lower quarterly dividend payment in the current year and the period-over-period net change in short-term debt. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company has a $1.0 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at June 30, 2024.

At June 30, 2024, the Company had $285 million of outstanding borrowings under the Credit Revolver and approximately $20 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $695 million. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, due to material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	$—
May	52,607	8.12	—	—
June	—	—	—	—
Total	52,607	$8.12	—
(1)Shares purchased during the three months ended June 30, 2024 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 3 — ARTICLES OF INCORPORATION AND BY-LAWS
3.1
Certificate of Amendment to the Restated Certificate of Incorporation of Newell Brands Inc., amended as of May 9, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on 8-K dated May 10, 2024, File No. 001-09608).

ITEM 10 — MATERIAL CONTRACTS
10.1*	Newell Brands Inc. 2022 Incentive Plan, as amended May 9, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on 8-K dated May 10, 2024, File No. 001-09608).
10.2*†	Form of Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2023 Incentive Plan for Non-Employee Directors.
10.3†
Amendment No. 3, dated April 19, 2024, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time-to-time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

NEWELL BRANDS INC. Registrant

Date:	July 26, 2024	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	July 26, 2024	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer