Form 10-Q
period 2024-09-30
NEWELL BRANDS INC.
filed 2024-10-25
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 21, 2024: 416.0 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,947	$2,048	$5,633	$6,057
Cost of products sold	1,268	1,427	3,751	4,325
Gross profit	679	621	1,882	1,732
Selling, general and administrative expenses	536	501	1,518	1,457
Restructuring costs, net	4	16	40	76
Impairment of goodwill, intangibles and other assets	260	263	266	274
Operating income (loss)	(121)	(159)	58	(75)
Non-operating expenses:
Interest expense, net	75	69	223	213
Loss on extinguishment and modification of debt	—	—	1	—
Other expense, net	9	70	15	91
Loss before income taxes	(205)	(298)	(181)	(379)
Income tax benefit	(7)	(80)	(19)	(77)
Net loss	$(198)	$(218)	$(162)	$(302)

Weighted average common shares outstanding:
Basic	416.0	414.2	415.3	414.1
Diluted	416.0	414.2	415.3	414.1

Loss per share:
Basic	$(0.48)	$(0.53)	$(0.39)	$(0.73)
Diluted	$(0.48)	$(0.53)	$(0.39)	$(0.73)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(198)	$(218)	$(162)	$(302)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	(16)	(61)	(8)
Pension and postretirement costs	(3)	53	5	52
Derivative financial instruments	(1)	9	13	(8)
Total other comprehensive income (loss), net of tax	(6)	46	(43)	36
Total comprehensive loss	$(204)	$(172)	$(205)	$(266)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$494	$332
Accounts receivable, net	931	1,195
Inventories	1,652	1,531
Prepaid expenses and other current assets	285	296
Total current assets	3,362	3,354
Property, plant and equipment, net	1,153	1,212
Operating lease assets	488	515
Goodwill	3,074	3,071
Other intangible assets, net	2,155	2,488
Deferred income taxes	791	806
Other assets	750	717
Total assets	$11,773	$12,163

Liabilities:
Accounts payable	$1,047	$1,003
Other accrued liabilities	1,486	1,565
Short-term debt and current portion of long-term debt	869	329
Total current liabilities	3,402	2,897
Long-term debt	4,092	4,575
Deferred income taxes	223	241
Operating lease liabilities	422	446
Other noncurrent liabilities	774	892
Total liabilities	8,913	9,051
Commitments and contingencies (Footnote 16)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2024 and December 31, 2023)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 442.2 shares and 439.6 shares issued at September 30, 2024 and December 31, 2023, respectively)	442	440
Treasury stock, at cost (26.2 shares and 25.3 shares at September 30, 2024 and December 31, 2023, respectively)	(633)	(627)
Additional paid-in capital	6,872	6,915
Retained deficit	(2,888)	(2,726)
Accumulated other comprehensive loss	(933)	(890)
Total stockholders’ equity	2,860	3,112
Total liabilities and stockholders’ equity	$11,773	$12,163
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(162)	$(302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	245	240
Impairment of goodwill, intangibles and other assets	266	274
Deferred income taxes	(9)	(108)
Stock based compensation expense	49	32
Pension settlement charge	—	66
Other, net	(7)	(39)
Changes in operating accounts:
Accounts receivable	238	26
Inventories	(138)	411
Accounts payable	41	31
Accrued liabilities and other, net	(177)	48
Net cash provided by operating activities	346	679
Cash flows from investing activities:
Capital expenditures	(163)	(209)
Proceeds from sale of divested businesses and investment	14	—
Swap proceeds	25	34
Other investing activities, net	17	28
Net cash used in investing activities	(107)	(147)
Cash flows from financing activities:
Payments on short-term debt, net	39	(244)
Proceeds from short-term debt with original maturities greater than 90 days	431	—
Payments on short-term debt with original maturities greater than 90 days	(431)	—
Payments on current portion of long-term debt	—	(2)
Cash dividends	(89)	(155)
Equity compensation activity and other, net	(14)	(4)
Net cash used in financing activities	(64)	(405)
Exchange rate effect on cash, cash equivalents and restricted cash	(15)	(8)
Increase in cash, cash equivalents and restricted cash	160	119
Cash, cash equivalents and restricted cash at beginning of period	361	303
Cash, cash equivalents and restricted cash at end of period	$521	$422

Supplemental disclosures:
Restricted cash at beginning of period	$29	$16
Restricted cash at end of period	27	26
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080
Comprehensive loss	—	—	—	(198)	(6)	(204)
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	1	(2)	16	—	—	15
Balance at September 30, 2024	$442	$(633)	$6,872	$(2,888)	$(933)	$2,860

Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(162)	(43)	(205)
Dividends declared on common stock - $0.21 per share	—	—	(90)	—	—	(90)
Equity compensation, net of tax	2	(6)	47	—	—	43
Balance at September 30, 2024	$442	$(633)	$6,872	$(2,888)	$(933)	$2,860

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2023	$440	$(627)	$6,945	$(2,422)	$(1,021)	$3,315
Comprehensive income (loss)	—	—	—	(218)	46	(172)
Dividends declared on common stock - $0.07 per share	—	—	(29)	—	—	(29)
Equity compensation, net of tax	—	—	12	—	—	12
Balance at September 30, 2023	$440	$(627)	$6,928	$(2,640)	$(975)	$3,126

Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(302)	36	(266)
Dividends declared on common stock - $0.37 per share	—	—	(155)	—	—	(155)
Equity compensation, net of tax	1	(4)	31	—	—	28
Balance at September 30, 2023	$440	$(627)	$6,928	$(2,640)	$(975)	$3,126

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, elevated interest rates and indirect macroeconomic impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and are expected to continue to negatively impact the Company’s operating results, cash flows and financial condition during the current year. As consumers continue to face widespread increases in prices and elevated interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the Home and Commercial Solutions (“H&CS”) and Learning and Development (“L&D”) segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that indefinite-lived tradenames in the H&CS and L&D segments were partially impaired. During the third quarter of 2024, the Company recorded an aggregate non-cash impairment charge of $260 million for the indefinite-lived tradenames, as the carrying values exceeded their fair values. See Footnote 6 for further information.
Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures. Accordingly, the Company’s results of operations and cash flows for the three and nine months ended September 30, 2024 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2024.

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

Sales of Accounts Receivables

Factored receivables at September 30, 2024 associated with the Company’s existing factoring agreement for certain customer receivables (the “Customer Receivables Purchase Agreement”) were approximately $290 million, an increase of approximately $50 million from December 31, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the Condensed Consolidated Balance Sheet at the time of the sales transaction. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”) has a three-year agreement with a financial institution to sell up to $225 million, between February and April of each year, and up to $275 million at all other times, of certain other customer receivables without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables originating in the U.S. to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is consolidated in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned were immaterial. The Company accounts for receivables sold from the SPE to the financial institution as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheet. The balance of outstanding accounts receivables sold to the financial institution as of September 30, 2024 was $140 million, an increase of approximately $95 million from December 31, 2023. Cash received under the Receivables Facility is classified as an operating cash flow and collections of accounts receivables not yet submitted to the financial institution as a financing cash flow in the Condensed Consolidated Statement of Cash Flows. The Company records the discount as other expense, net in the Condensed Consolidated Statement of Operations.

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

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the New SCF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the New SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the New SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the New SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the New SCF Program. Amounts due to suppliers participating in the New SCF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the New SCF Program are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the program averaged approximately 119 days.

Prior to the New SCF Program, a global financial institution offered a voluntary supply chain finance program (the “Former SCF Program”) which similarly enabled suppliers, at their sole discretion, to sell their receivables due from the Company to the financial institution on a non-recourse basis. Pursuant to the Second Amendment (defined hereafter), a lender under the Credit Revolver (defined hereafter) that also participated in the Former SCF Program secured its related financing pursuant to the terms of the Credit Revolver. See Footnote 8 for further information. In April 2024, the Company exercised its right to terminate the Former SCF Program with the financial institution. The Former SCF Program was terminated in August 2024. The termination did not materially impact the Company’s operating results, financial condition or liquidity. There were no outstanding payment obligations relating to the Former SCF Program as of September 30, 2024.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the New and Former SCF Program:

Balance at December 31, 2023	$96
Invoices participating in the Supplier Finance Programs	125
Invoices paid to the financial institution and third-party vendor	(207)
Balance at September 30, 2024	$14

Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2024 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Other comprehensive income (loss) before reclassifications	(62)	6	5	(51)
Amounts reclassified to earnings	1	(1)	8	8
Net current period other comprehensive income (loss)	(61)	5	13	(43)
Balance at September 30, 2024	$(729)	$(191)	$(13)	$(933)

Reclassifications from AOCL to the results of operations for the three and nine months ended September 30, 2024 and 2023 were pretax (income) expense of (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cumulative translation adjustment (1)	$1	$—	$1	$—
Pension and postretirement benefit plans (2)	(1)	64	(2)	69
Derivative financial instruments (3)	1	5	10	(3)
(1)See Footnote 14 for further information.
(2)See Footnote 10 for further information.
(3)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency translation adjustments	$(21)	$21	$(5)	$3
Pension and postretirement benefit costs	1	15	3	16
Derivative financial instruments	(1)	3	4	(2)
Income tax provision (benefit) related to AOCL	$(21)	$39	$2	$17

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

The Company commenced organizational realignment activities during the first quarter of 2024. During the three and nine months ended September 30, 2024, the Company recorded restructuring charges of $1 million and $32 million, respectively. During the three and nine months ended September 30, 2024, the Company also recorded restructuring-related charges of $2 million and $10 million, respectively, in connection with the Realignment Plan. The Company has incurred aggregate charges of $42 million since inception in connection with the Realignment Plan.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its Corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. See Footnote 5 for further information. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility, which is expected to close during the fourth quarter of fiscal year 2024. The Company intends to occupy the current facility while waiting to build-out the new facility, which is anticipated to be completed during the first half of fiscal year 2025. Management concluded the sale of the current headquarters facility satisfied the criteria to be classified as held for sale at June 30, 2024. As such, the Company wrote down the carrying value of the assets held for sale to their fair value less cost to sell. During the second quarter of 2024, the Company recorded a net charge of $6 million inclusive of a fair market value adjustment related to the below market rental payments associated with the sale leaseback transaction, which was recorded within impairment of goodwill, intangibles and other assets in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024. The underlying assets held for sale were classified within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2024.

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

In connection with the Network Optimization Project, the Company recorded restructuring and restructuring-related charges for the periods indicated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred since inception
	2024	2023	2024	2023
Restructuring charges	$—	$3	$3	$5	$10
Restructuring-related charges	5	4	13	12	29
Total	$5	$7	$16	$17	$39

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

In connection with Project Phoenix, the Company recorded restructuring and restructuring-related charges for the periods indicated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred since inception
	2024	2023	2024	2023
Restructuring costs	$1	$10	$2	$63	$80
Restructuring-related costs	2	5	7	15	26
Total	$3	$15	$9	$78	$106

Restructuring charges, net and restructuring-related charges incurred from inception for the Realignment Plan, Network Optimization Project and Project Phoenix (collectively, the “Plans”) were as follows (in millions):

	Severance and termination costs	Contract termination and other costs	Total restructuring costs	Restructuring-related costs	Total costs
Realignment Plan	$31	$1	$32	$10	$42
Network Optimization Project	6	4	10	29	39
Project Phoenix	78	2	80	26	106
	$115	$7	$122	$65	$187

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related charges in connection with various discrete initiatives. The Company recorded $2 million and $3 million of other restructuring costs for the three and nine months ended September 30, 2024, respectively and $3 million and $8 million of other restructuring costs for the three and nine months ended September 30, 2023, respectively.

Restructuring-related charges are recorded in cost of products sold, selling, general and administrative expenses (“SG&A”) and impairment of other assets in the Condensed Consolidated Statements of Operations based on the nature of the underlying charges incurred. During the three months ended September 30, 2024 and 2023, the Company recorded other restructuring-related charges of $9 million and $16 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded other restructuring-related charges of $17 million and $28 million, respectively.

Restructuring charges, net incurred by reportable business segments for all restructuring activities for the periods indicated and the total charges since inception for the Plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Total incurred since inception of Plans
	2024	2023	2024	2023
Home and Commercial Solutions	$(1)	$10	$9	$37	$51
Learning and Development	4	3	12	14	25
Outdoor and Recreation	—	—	3	8	14
Corporate	1	3	16	17	32
	$4	$16	$40	$76	$122

Accrued restructuring costs for the nine months ended September 30, 2024 were as follows (in millions):

	Balance at December 31, 2023	Restructuring Costs, Net	Payments	Balance at September 30, 2024
Severance and termination costs	$30	$36	$(49)	$17
Contract termination and other costs	—	4	(4)	—
	$30	$40	$(53)	$17

Accrued restructuring costs for the nine months ended September 30, 2023 were as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at September 30, 2023
Severance and termination costs	$7	$71	$(57)	$—	$21
Contract termination and other costs	—	5	(4)	(1)	—
	$7	$76	$(61)	$(1)	$21

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials and supplies	$202	$214
Work-in-process	158	173
Finished products	1,292	1,144
	$1,652	$1,531

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	September 30, 2024	December 31, 2023
Land	$70	$75
Buildings and improvements	653	678
Machinery and equipment	2,520	2,517
	3,243	3,270
Less: Accumulated depreciation	(2,090)	(2,058)
	$1,153	$1,212

Depreciation expense was $47 million and $53 million for the three months ended September 30, 2024 and 2023, respectively, and $142 million and $158 million for the nine months ended September 30, 2024 and 2023, respectively.

In June 2024, the Company entered into an agreement for a right of use operating lease for its Corporate headquarters in Atlanta, Georgia, with an initial lease term of 14.5 years. During the third quarter of 2024, the Company took possession of certain floors of the leased facility and recorded a right of use asset and corresponding lease liability of approximately $17 million in the Condensed Consolidated Balance Sheet at September 30, 2024. The gross minimum contractual aggregate lease payments are approximately $106 million. See Footnote 3 for additional information.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2024 is as follows (in millions):

			September 30, 2024
Segments	Net Book Value at December 31, 2023	Foreign Exchange	Gross Carrying Amount	Accumulated Impairment Charges	Net Book Value
Home and Commercial Solutions	$747	$—	$4,052	$(3,305)	$747
Learning and Development	2,324	3	3,414	(1,087)	2,327
Outdoor and Recreation	—	—	788	(788)	—
	$3,071	$3	$8,254	$(5,180)	$3,074

During the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the L&D segment as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill was impaired and recorded a non-cash impairment charge of $241 million as the carrying value of the reporting unit exceeded its fair value.

Other intangible assets, net, are comprised of the following (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (1)	$957	$—	$957	$1,535	$—	$1,535
Tradenames — other (1)	551	(139)	412	232	(105)	127
Capitalized software	654	(538)	116	628	(512)	116
Patents and intellectual property	22	(21)	1	22	(20)	2
Customer relationships and distributor channels	1,075	(406)	669	1,078	(370)	708
	$3,259	$(1,104)	$2,155	$3,495	$(1,007)	$2,488

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

Amortization expense for intangible assets was $34 million and $28 million for the three months ended September 30, 2024 and 2023, respectively, and $103 million and $82 million for the nine months ended September 30, 2024 and 2023, respectively.

During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that the indefinite-lived tradenames in the H&CS and L&D segments were impaired. During the third quarter of 2024, the Company recorded non-cash impairment charges of $190 million and $70 million for the indefinite-lived tradenames in the H&CS and L&D segments, respectively, as the carrying values exceeded their fair values.

In addition, the Company concluded that a triggering event had occurred for long-lived assets related to its Outdoor and Recreation (“O&R”) segment, as a result of a downward revision of forecasted cash flows primarily due to lower volume and profitability expectations. As a result, the Company estimated the future cash flows for the asset group and compared the sum of the undiscounted cash flows to the carrying value of the asset group. The Company concluded that the sum of the undiscounted cash flows was in excess of the asset group’s carrying value. As such, there was no impairment charge associated with the long-lived assets of the O&R segment.

During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the O&R segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the O&R segment was impaired. During the third quarter of 2023, the Company recorded a non-cash impairment charge of $22 million for the indefinite-lived tradename in the O&R segment, as the carrying value of the tradename exceeded its fair value.

During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Home Fragrance reporting unit in the H&CS segment, as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	September 30, 2024	December 31, 2023
Customer accruals	$608	$659
Accrued compensation	206	190
Operating lease liabilities	116	122
Accrued interest expense	112	74
Accrued self-insurance liabilities, contingencies and warranty	87	92
Accrued income taxes	58	89
Accrued marketing and freight expenses	59	71
Other	240	268
	$1,486	$1,565

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2024	December 31, 2023
4.00% senior notes due 2024 (1) (2)	$200	$198
4.875% senior notes due 2025 (1)	499	498
3.90% senior notes due 2025	47	47
4.20% senior notes due 2026	1,981	1,980
6.375% senior notes due 2027	494	488
6.625% senior notes due 2029	493	486
5.375% senior notes due 2036	417	417
5.50% senior notes due 2046	658	658
Revolving credit facility (1)	170	131
Other debt	2	1
Total debt	4,961	4,904
Short-term debt and current portion of long-term debt	(869)	(329)
Long-term debt	$4,092	$4,575
(1)Included in short-term debt and current portion of long-term debt at September 30, 2024.
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

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2024, the Company had $170 million of outstanding borrowings under the Credit Revolver and approximately $29 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $801 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total debt	5.8%	5.1%	5.8%	5.1%
Short-term debt	7.9%	7.7%	7.8%	6.8%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2024		December 31, 2023
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,753	$4,789	$4,633	$4,772

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

Fair Value Hedges

At September 30, 2024, the Company had approximately $1.1 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027, $500 million of principal on the 6.625% senior notes due 2029 and $100 million of principal on the 4.000% senior notes due 2024 for the remaining life of the notes. The benchmark interest rate for the $100 million floating swap and associated fair value hedge was amended for a change in benchmark interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”), effective June 1, 2023, accounted for in accordance with ASC 848. See Footnote 1 for further information. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company has three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, with an aggregate notional amount of $1.3 billion. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest. The Company has two additional cross-currency swaps, maturing in September 2027 and September 2029, with an aggregate notional amount of $1.0 billion. These swaps were also designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended September 30, 2024 and 2023, the Company recognized income of $9 million for both periods and income of $26 million and $30 million for the nine months ended September 30, 2024 and 2023, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through June 2025. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At September 30, 2024, the Company had approximately $190 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2024, the Company had approximately $955 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2025. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at the dates indicated (in millions):

		Fair Value of Derivatives
		Assets (Liabilities)
	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$1	$1
Foreign currency contracts	Other accrued liabilities	(4)	(13)
Fair Value Hedges
Interest rate swaps	Other assets	1	—
Interest rate swaps	Other accrued liabilities	(7)	(15)
Interest rate swaps	Other noncurrent liabilities	—	(4)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	13	22
Cross-currency swaps	Other assets	13	15
Cross-currency swaps	Other accrued liabilities	(15)	—
Cross-currency swaps	Other noncurrent liabilities	(114)	(119)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	7	7
Foreign currency contracts	Other accrued liabilities	(11)	(14)

Total		$(116)	$(120)

The following table presents gain and (loss) activity (on a pretax basis) related to derivative financial instruments designated or previously designated, as effective hedges (in millions):

		Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
		Gain/(Loss)		Gain/(Loss)
	Location of gain /(loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(1)	$—	$(2)
Foreign currency contracts	Net sales and cost of products sold	(3)	—	6	(3)
Cross-currency swaps	Other expense, net	(88)	—	86	—
Total		$(91)	$(1)	$92	$(5)

		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
		Gain/(Loss)		Gain/(Loss)
	Location of gain (loss) recognized in income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income	Recognized in OCI (effective portion)	Reclassified from AOCL to Income
Interest rate swaps	Interest expense, net	$—	$(4)	$—	$(4)
Foreign currency contracts	Net sales and cost of products sold	7	(6)	(8)	7
Cross-currency swaps	Other expense, net	(22)	—	16	—
Total		$(15)	$(10)	$8	$3

At September 30, 2024, net deferred losses of approximately $1 million within AOCL are expected to be reclassified to earnings over the next twelve months.

During the three months ended September 30, 2024 and 2023, the Company recognized in other expense, net, expense of $10 million and income of $15 million, respectively and expense of $1 million and $3 million during the nine months ended September 30, 2024 and 2023, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivative agreements that require collateral to be posted prior to settlement. See Footnote 8 for further information describing the guarantee of certain hedging obligations granted pursuant to the Second Amendment of the Credit Revolver.

Footnote 10 — Employee Benefit and Retirement Plans

The components of pension and postretirement benefit (income) expense for the periods indicated, are as follows (in millions):

	Pension Benefits
	U.S.		International		U.S.		International
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$1	$—	$—	$—	$3	$2
Interest cost	8	11	2	5	25	34	6	13
Expected return on plan assets	(12)	(13)	(2)	(3)	(35)	(41)	(5)	(9)
Amortization	—	1	1	4	—	3	1	5
Settlements	—	—	—	61	—	—	1	66
Total (income) expense	$(4)	$(1)	$2	$67	$(10)	$(4)	$6	$77

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest cost	$1	$1	$1	$1
Amortization	(2)	(2)	(4)	(5)
Total income	$(1)	$(1)	$(3)	$(4)

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

Footnote 11 — Income Taxes

The Company’s effective income tax rates for the three months ended September 30, 2024 and 2023 were benefit of 3.4% and 26.8%, respectively, and benefit of 10.5% and 20.3% for the nine months ended September 30, 2024 and 2023, respectively.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2024 and 2023 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the three and nine months ended September 30, 2024 these items increased the tax rate more than the prior period due to the lower forecasted pretax book income. In periods where forecasted pretax income is low, the proportional impact of these items on the effective tax rate may be significant.

The three and nine months ended September 30, 2024 were impacted by certain discrete items. Income tax benefit for the three months ended September 30, 2024 included discrete benefits of $44 million associated with non-cash impairment charges, offset by $3 million of additional income tax expense. The nine months ended September 30, 2024 also included certain discrete items including a benefit of $64 million associated with a reduction in liabilities for unrecognized tax benefits, as a result of the tax authorities’ examination of its U.S. tax returns for the years 2011 to 2015, as further described hereafter, and its Brazil tax returns for the years 2015 to 2017, offset by $7 million of additional tax related to withholding taxes associated with certain previously taxed earnings that are no longer indefinitely reinvested, $8 million of interest expense associated with uncertain tax liabilities and $3 million of additional income tax expense.

The three and nine months ended September 30, 2023 were also impacted by certain discrete items. Income tax expense for the three months ended September 30, 2023 included discrete tax benefits of $71 million due to the release of a deferred tax liability related to a U.S. legal entity reorganization, $10 million due to the filing of tax returns in various jurisdictions, $16 million associated with impairment charges and $18 million due to the settlement of the U.K. pension plan. The nine months ended September 30, 2023 also included certain discrete items totaling $10 million of additional income tax expense.
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

Footnote 12 — Weighted Average Shares Outstanding
The computations of the weighted average shares outstanding for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	416.0	414.2	415.3	414.1
Dilutive securities (1)	—	—	—	—
Diluted weighted average shares outstanding	416.0	414.2	415.3	414.1

(1)The three and nine months ended September 30, 2024 excludes 2.5 million and 2.8 million, respectively, of potentially dilutive share-based awards and the three and nine months ended September 30, 2023 excludes 2.1 million and 1.5 million, respectively, of potentially dilutive share-based awards, as their effect would be anti-dilutive.

At September 30, 2024 and 2023, there were 0.7 million and 0.8 million, respectively, potentially dilutive stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

Footnote 13 — Share-Based Compensation

During the nine months ended September 30, 2024, primarily in connection with its annual grant, the Company granted 1.7 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $13 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2024, primarily in connection with its annual grant, the Company also granted 5.8 million time-based RSUs with an aggregate grant date fair value of $45 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments primarily over a three-year period, subject to continued employment.

Footnote 14 — Fair Value Disclosures
Recurring Fair Value Measurements
The following table presents the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	September 30, 2024				December 31, 2023
	Fair value Asset (Liability)				Fair value Asset (Liability)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$35	$—	$35	$—	$45	$—	$45
Liabilities	—	(151)	—	(151)	—	(165)	—	(165)
Investment securities, including mutual funds	3	—	—	3	14	—	—	14

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

In 2019, the Company acquired an equity investment in a publicly traded Asian writing business, which is traded on an active exchange and therefore has a readily determinable fair value. During the third quarter of 2024, the Company sold all its equity interest in the open market for proceeds of approximately $11 million and recorded a loss of approximately $2 million within other expense, net in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

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

During the third quarter of 2024, indefinite-lived tradenames in the H&CS and L&D segments were recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s intangible assets are discount rates. The discount rates used in the measurements of the indefinite-lived tradenames were 11.0% and 7.5% for the H&CS and L&D indefinite-lived tradenames, respectively.

The Company fair valued the indefinite-lived tradenames within the H&CS and L&D segments at $301 million and $65 million, respectively, on a non-recurring basis in connection with triggering events that occurred during the third quarter of 2024. See Footnotes 1 and 6, for further information.

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

Selected information by segment is presented in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales (1)
Home and Commercial Solutions	$1,047	$1,123	$2,902	$3,152
Learning and Development	717	694	2,089	2,071
Outdoor and Recreation	183	231	642	834
	$1,947	$2,048	$5,633	$6,057

Operating income (loss) (2)
Home and Commercial Solutions	$(94)	$64	$(30)	$6
Learning and Development	75	(127)	374	133
Outdoor and Recreation	(23)	(42)	(52)	(38)
Corporate	(79)	(54)	(234)	(176)
	$(121)	$(159)	$58	$(75)

			September 30, 2024	December 31, 2023
Segment assets
Home and Commercial Solutions			$4,460	$4,713
Learning and Development			3,921	4,111
Outdoor and Recreation			580	687
Corporate			2,812	2,652
			$11,773	$12,163

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

The following table disaggregates revenue by major product grouping source for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial	$355	$368	$1,028	$1,094
Kitchen	527	578	1,461	1,586
Home Fragrance	165	177	413	472
Home and Commercial Solutions	1,047	1,123	2,902	3,152

Baby	280	246	751	714
Writing	437	448	1,338	1,357
Learning and Development	717	694	2,089	2,071

Outdoor and Recreation	183	231	642	834

	$1,947	$2,048	$5,633	$6,057

The following table disaggregates revenue by geography for the periods indicated (in millions):

	Three Months Ended September 30,
	2024			2023
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$691	$356	$1,047	$764	$359	$1,123
Learning and Development	531	186	717	501	193	694
Outdoor and Recreation	97	86	183	131	100	231
	$1,319	$628	$1,947	$1,396	$652	$2,048

	Nine Months Ended September 30,
	2024			2023
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,892	$1,010	$2,902	$2,105	$1,047	$3,152
Learning and Development	1,552	537	2,089	1,505	566	2,071
Outdoor and Recreation	340	302	642	465	369	834
	$3,784	$1,849	$5,633	$4,075	$1,982	$6,057

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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2024 was $37 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

At September 30, 2024, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Organizational Realignment Plan

In January 2024, the Company announced the Realignment Plan, which is expected to strengthen the Company’s front-end commercial capabilities, as further described in the preceding section. The Company initiated the Realignment Plan during the first quarter of 2024. For the three and nine months ended September 30, 2024 the Company recorded restructuring charges of $1 million and $32 million, respectively. The Company also recorded restructuring-related costs of $2 million and $10 million for the three and nine months ended September 30, 2024, respectively. See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its Corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility, which is expected to close during the fourth quarter of fiscal year 2024. The Company intends to occupy the current facility while conducting the build-out of the new facility, which is anticipated to be completed during the first half of fiscal year 2025.

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

Intangible Asset Impairment

During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the Home and Commercial Solutions (“H&CS”) and Learning and Development (“L&D”) segments, as a result of downward revision of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that indefinite-lived tradenames in the H&CS and L&D segments were impaired. During the third quarter of 2024, the Company recorded an aggregate non-cash impairment charge of $260 million for the indefinite-lived tradenames, as the carrying values exceeded their fair values. See Footnotes 1 and 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Critical Estimates for further information.

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

Results of Operations

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$1,947	$2,048	$(101)	(4.9)%
Gross profit	679	621	58	9.3%
Gross margin	34.9%	30.3%

Operating loss	(121)	(159)	38	23.9%
Operating margin	(6.2)%	(7.8)%

Interest expense, net	75	69	6	8.7%
Other expense, net	9	70	(61)	(87.1)%
Loss before income taxes	(205)	(298)	93	31.2%
Income tax benefit	(7)	(80)	73	91.3%
Income tax rate	3.4%	26.8%

Net loss	$(198)	$(218)	$20	9.2%

Diluted loss per share	$(0.48)	$(0.53)

Net sales for the three months ended September 30, 2024 decreased 5%. Net sales were unfavorably impacted by soft global demand, net distribution losses and product line exits, primarily in the H&CS segment, offset by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $57 million, or 3%.

Gross profit increased 9% and gross margin improved to 34.9% as compared with 30.3% in the prior year period. The increase in gross profit was driven by productivity and lower restructuring-related charges of $5 million, partially offset by lower net sales, as discussed above and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $21 million, or 3%.

Notable items, other than those noted above, impacting operating loss for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024	2023	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (a) (b)	$22	$41	$(19)
Transaction costs and other (c)	6	3	3
Impairment of goodwill and intangible assets (See Footnote 6)	260	263	(3)
Amortization of acquired intangibles (See Footnote 6)	25	19	6

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2024 were $13 million and $5 million, respectively, and primarily relate to facility closures. For the three months ended September 30, 2023, restructuring-related costs reported in cost of products sold and SG&A were $18 million and $7 million, respectively, primarily related to facility closures. Restructuring costs were $4 million and $16 million for the three months ended September 30, 2024 and 2023, respectively.
(b)Restructuring-related costs during the three months ended September 30, 2024 related to Project Phoenix, Network Optimization Project, Realignment Plan and other discrete programs were $2 million, $5 million, $2 million and $9 million, respectively.
(c)Transaction costs and other for the three months ended September 30, 2024 primarily related to accelerated amortization and write-off of other assets associated with integration projects. For the three months ended September 30, 2023 transaction and other costs primarily related to expenses associated with certain legal proceedings.

Operating loss was $121 million as compared to $159 million in the prior year period. The improvement reflects the impact of higher gross profit of $58 million discussed above, savings from restructuring actions primarily from Project Phoenix and the Realignment Plan, and lower restructuring and restructuring-related charges of $19 million. These increases were partially offset by higher incentive compensation expense of $22 million, higher advertising and promotion costs of $3 million, and additional amortization of certain tradenames of $6 million.

Interest expense, net increased primarily due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended September 30, 2024 and 2023 were approximately 5.8% and 5.1%, respectively. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended September 30, 2024 and 2023 includes the following items:

	Three Months Ended September 30,
	2024	2023
Foreign exchange losses, net	$6	$5
Loss on disposition of investment	2	—
Pension settlement costs	—	61
Discount on factored receivables and other, net	1	4
	$9	$70

Income tax benefit for the three months ended September 30, 2024 was $7 million as compared to benefit of $80 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 was 3.4%, due to decreased tax discrete benefits. For the three months ended September 30, 2023 the effective tax rate was 26.8%.

See Footnote 11 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$1,047	$1,123	$(76)	(6.8)%

Operating income (loss)	(94)	64	(158)	NM
Operating margin	(9.0)%	5.7%
NM - NOT MEANINGFUL

H&CS net sales for the three months ended September 30, 2024 decreased 7%, which reflected soft global demand across all businesses, as well as product line exits and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $41 million, or 4%.

Operating loss for the three months ended September 30, 2024 was $94 million as compared to operating income of $64 million in the prior year period. The decline in operating results is primarily due to a non-cash impairment charge related to an indefinite-lived tradename of $190 million recorded during the third quarter of 2024, higher advertising and promotion costs of $4 million, additional amortization of certain tradenames of $3 million, and inflation. These declines were partially offset by increased gross profit primarily due to gross productivity and savings from restructuring actions. There were no non-cash impairment charges during the third quarter of 2023. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.
Learning and Development

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$717	$694	$23	3.3%

Operating income (loss)	75	(127)	202	NM
Operating margin	10.5%	(18.3)%
NM - NOT MEANINGFUL

L&D net sales for the three months ended September 30, 2024 increased 3%, as an increase in the Baby business was partially offset by decrease in the Writing business. Improved orders and favorable order timing from major retailers in the Baby business, as well as contribution from product innovation in both businesses, were partially offset by a shift in order timing to the second quarter of 2024 in the Writing business. Changes in foreign currency unfavorably impacted net sales by $8 million, or 1%.

Operating income for the three months ended September 30, 2024 was $75 million as compared to operating loss of $127 million in the prior-year period. The improvement in operating results is primarily due gross productivity, savings from restructuring actions, and lower non-cash impairment charges. The Company recorded non-cash impairment charges of $70 million and $241 million in the third quarter of 2024 and 2023, respectively. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$183	$231	$(48)	(20.8)%

Operating loss	(23)	(42)	19	45.2%
Operating margin	(12.6)%	(18.2)%

Outdoor and Recreation net sales for the three months ended September 30, 2024 decreased 21%, reflecting soft global demand and distribution losses. Changes in foreign currency unfavorably impacted net sales by $8 million, or 3%.

Operating loss for the three months ended September 30, 2024 was $23 million as compared to $42 million in the prior-year period. The improvement was primarily due to the absence of a non-cash impairment charge of $22 million recorded in the third quarter of the prior year. There were no non-cash impairment charges during the third quarter of 2024. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$5,633	$6,057	$(424)	(7.0)%
Gross profit	1,882	1,732	150	8.7%
Gross margin	33.4%	28.6%

Operating income (loss)	58	(75)	133	NM
Operating margin	1.0%	(1.2)%

Interest expense, net	223	213	10	4.7%
Other expense, net	15	91	(76)	(83.5)%
Loss before income taxes	(181)	(379)	198	52.2%
Income tax benefit	(19)	(77)	58	75.3%
Income tax rate	10.5%	20.3%

Net loss	$(162)	$(302)	$140	46.4%

Diluted loss per share	$(0.39)	$(0.73)
NM - NOT MEANINGFUL

Net sales for the nine months ended September 30, 2024 decreased 7%. Net sales were unfavorably impacted by soft global demand, net distribution losses and product line exits, primarily in the H&CS segment, partially offset by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $179 million, or 3%.

Gross profit increased compared to prior year. Gross margin improved to 33.4% as compared with 28.6% in the prior year. The increase in gross profit was driven by productivity and lower restructuring-related charges of $21 million, partially offset by lower sales as described above, and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $104 million, or 6%.

Notable items, other than those noted above, impacting operating income (loss) for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (a) (b)	$87	$131	$(44)
Transaction costs and other (c)	7	27	(20)
Impairment of goodwill and intangible assets (See Footnote 6)	260	271	(11)
Amortization of acquired intangibles (See Footnote 6)	75	57	18

(a)For the nine months ended September 30, 2024 restructuring-related costs reported in cost of products sold, SG&A and in impairment of goodwill, intangibles and other assets was $28 million, $13 million and $6 million, respectively, primarily related to facility closures. For the nine months ended September 30, 2023, restructuring-related costs reported in cost of products sold and SG&A was $49 million and $6 million, respectively, primarily related to facility closures. Restructuring costs were $40 million and $76 million for the nine months ended September 30, 2024 and 2023, respectively.
(b)Restructuring-related costs during the nine months ended September 30, 2024 related to Project Phoenix, Network Optimization Project, Realignment Plan and other discrete programs were $7 million, $13 million, $10 million and $17 million, respectively.
(c)Transaction costs and other for the nine months ended September 30, 2024 primarily related to accelerated amortization and write-off of other assets associated with integration projects. For the nine months ended September 30, 2023 transaction and other costs primarily related to expenses associated with certain legal proceedings.

Operating income was $58 million as compared to operating loss of $75 million in the prior year period. The improvement reflects higher gross profit of $150 million as discussed above, savings from restructuring actions primarily from Project Phoenix and the Realignment Plan, lower restructuring and restructuring-related charges of $44 million, lower transaction costs and other of $20 million and lower non-cash impairment charges. The Company recorded non-cash impairment charges of $260 million and $271 million in the third quarter of 2024 and 2023, respectively. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information. These improvements were partially offset by higher incentive compensation expense of $69 million, higher advertising and promotion costs of $26 million, and additional amortization of certain tradenames of $18 million.

Interest expense, net increased due to higher interest rates and lower interest income. The weighted average interest rates for the nine months ended September 30, 2024 and 2023 were approximately 5.8% and 5.1%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for nine months ended September 30, 2024 and 2023 includes the following items:

	Nine Months Ended September 30,
	2024	2023
Foreign exchange losses, net	$8	$10
Net gain on disposition of businesses and investment	(1)	—
Pension settlement costs	—	66
Discount on factored receivables and other, net	8	15
	$15	$91

The income tax benefit for the nine months ended September 30, 2024 was $19 million as compared to $77 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 was a benefit of 10.5%, due to the impact of certain discrete items as compared to 20.3% for the nine months ended September 30, 2023.

See Footnote 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$2,902	$3,152	$(250)	(7.9)%

Operating income (loss)	(30)	6	(36)	NM
Operating margin	(1.0)%	0.2%
NM - NOT MEANINGFUL

H&CS net sales for the nine months ended September 30, 2024 decreased 8%, which reflected soft demand across all businesses, product line exits as well as net distribution losses partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $112 million, or 4%.

Operating loss for the nine months ended September 30, 2024 was $30 million as compared to operating income of $6 million in the prior year. The decrease in operating results is primarily due to higher non-cash impairment charge of $190 million, compared to a charge of $8 million during the prior year, higher advertising and promotion costs of $12 million, additional amortization of certain tradenames of $12 million, and inflation. The decrease in operating income was partially offset by increased gross profit primarily due to gross productivity, savings from restructuring actions, lower restructuring and restructuring-related charges of $27 million, and release of a bad debt reserve due to a recovery of a receivable from an international customer of $9 million. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$2,089	$2,071	$18	0.9%

Operating income	374	133	241	NM
Operating margin	17.9%	6.4%
NM - NOT MEANINGFUL

L&D net sales for the nine months ended September 30, 2024 increased 1%, as growth in the Baby business was offset by decline in the Writing business. Improved orders and favorable order timing from major retailers in the Baby business, as well as contribution from product innovation in the Writing business were partially offset by changes in foreign currency which unfavorably impacted net sales by $35 million, or 2%.

Operating income for the nine months ended September 30, 2024 increased to $374 million as compared to $133 million in the prior-year period. The increase in operating income is primarily due to gross productivity, savings from restructuring actions as well as lower non-cash impairment charges, partially offset by higher advertising and promotion costs of $13 million. The Company recorded non-cash impairment charges of $70 million and $241 million in the third quarter of 2024 and 2023, respectively. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change	% Change
Net sales	$642	$834	$(192)	(23.0)%

Operating loss	(52)	(38)	(14)	(36.8)%
Operating margin	(8.1)%	(4.6)%

Outdoor and Recreation net sales for the nine months ended September 30, 2024 decreased 23% primarily reflecting soft global demand and distribution losses. Changes in foreign currency unfavorably impacted net sales by $32 million or 4%.

Operating loss for the nine months ended September 30, 2024 was $52 million as compared to $38 million in the prior-year period. The decline was primarily due to lower gross profit resulting from lower sales, partially offset by savings from restructuring actions and the absence of a non-cash impairment charge of $22 million recorded in the third quarter of the prior year. There were no non-cash impairment charges during the third quarter of 2024. See Footnote 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

At September 30, 2024, the Company had cash and cash equivalents of approximately $494 million, of which approximately $403 million was held by the Company’s non-U.S. subsidiaries. During the second quarter, the Company recorded $7 million of additional tax related to withholding taxes associated with certain previously taxed foreign earnings that are no longer indefinitely reinvested, which the Company intends to repatriate such cash during the remainder of 2024.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2024 and 2023 (in millions):

	2024	2023	Increase (Decrease)
Cash provided by operating activities	$346	$679	$(333)
Cash used in investing activities	(107)	(147)	40
Cash used in financing activities	(64)	(405)	341
Exchange rate effect on cash, cash equivalents and restricted cash	(15)	(8)	(7)
Increase in cash, cash equivalents and restricted cash	$160	$119	$41

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

Capital Resources

The Company has a $1.0 billion Credit Revolver that matures in August 2027. The Credit Revolver requires compliance with certain financial covenants. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Company was in compliance with all of its debt covenants at September 30, 2024.

At September 30, 2024, the Company had $170 million of outstanding borrowings under the Credit Revolver and approximately $29 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $801 million. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions in forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that the indefinite-lived tradenames in the H&CS and L&D segments were impaired. As a result, the Company recorded non-cash impairment charges of $190 million and $70 million to the H&CS and L&D segments, respectively, during the third quarter of 2024, as the carrying value of the individual assets exceeded their fair value. A hypothetical 10% reduction in the forecasted revenue and earnings before interest, taxes and amortization used in the excess earnings method in determining the fair value of these indefinite-lived intangibles would have resulted in an incremental impairment charge to the H&CS and L&D segments of $30 million and $7 million, respectively.

In addition, the Company has experienced headwinds due to soft global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers across all of our segments. As a result, the Company may identify future triggering events for its reporting units or indefinite-lived tradenames, including the aforementioned indefinite-lived tradenames in the H&CS and L&D segments. If the demand continues to contract or the business fails to regain lost distribution, additional declines in the fair value of these tradenames may occur resulting in an impairment charge. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, continued disruptions to the Company’s business, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

See Footnotes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, due to material weaknesses in internal control over financial reporting described below.

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

Remediation Plan

The Company is committed to maintaining a strong internal control environment and believes its remediation efforts will result in significant improvements in its internal control over financial reporting.

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

Remediation Plan Update

Management believes it has designed and implemented measures to remediate certain of the deficiencies resulting in the material weaknesses as of December 31, 2023. Specific remedial actions implemented by management include:

•Hired accounting personnel who have extensive experience with performing impairment assessments of goodwill, indefinite-lived tradenames and long-lived assets including the review of the significant assumptions utilized in the underlying valuation models for such assessments;
•Engaged a third-party valuation firm to assist in the preparation of the valuations for the Company’s reporting units and associated goodwill and indefinite-lived intangible assets impairment assessments, as well as utilizing such firm, if necessary, for long-lived asset impairment assessments; and
•Enhanced the level of review of the valuations associated with the assets in which triggering events were identified during the third quarter, including enhancing the development of sufficient supporting documentation related to the reviews over significant assumptions associated with such impairment assessments.

Management believes the internal controls related to the review of the significant assumptions utilized in the underlying valuation models for indefinite-lived intangible assets and long-lived assets impairment assessments operated effectively during the third quarter of 2024. However, these material weakness will not be considered remediated until Management has concluded, through its annual impairment testing that the internal controls over such have been operating effectively for a sufficient period of time.

The Company will continue to monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	365,720	$6.06	—	$—
August	7,578	7.09	—	—
September	1,818	7.83	—	—
Total	375,116	$6.09	—
(1)Shares purchased during the three months ended September 30, 2024 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	October 25, 2024	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	October 25, 2024	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer