Form 10-K
period 2024-12-31
NEWELL BRANDS INC.
filed 2025-02-14
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2024	1-9608
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 416.2 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 10, 2025. The aggregate market value of the shares of Common Stock on June 30, 2024 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $2.7 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

Website Access to Securities and Exchange Commission Reports

The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as practicable after the Company files them with, or furnishes them to, the United States Securities and Exchange Commission (“SEC”). The Company’s website can be found at www.newellbrands.com. The information on the Company’s website is not incorporated by reference into this Annual report on Form 10-K.

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

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid which entails a multi-year, customer centric supply chain initiative which has transformed the Company’s go-to-market capabilities in the U.S., improving customer service levels and driving operational efficiencies. Project Ovid optimized the Company’s distribution network in 2022 and 2023 by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative reduced administrative complexity, improved inventory and invoicing workflow for our customers and enhanced product availability for consumers through omni-channel enablement. This new operating model continues to drive efficiencies by better utilizing the Company’s transportation and distribution network and consolidating the number of overall distribution sites.

In May 2023, the Company announced a restructuring and cost savings initiative that was intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Network Optimization Project incorporated a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. These actions were substantially implemented by the end of 2024.

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. The Company commenced reducing headcount during the first quarter of 2023. Project Phoenix incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. These actions were substantially implemented by the end of 2023.

In January 2024, the Company announced an organizational realignment (“Realignment Plan”), which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company unveiled in June of 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. Remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025.

In addition, the Company continues to review its operating footprint and non-core brands, which will likely result in future restructuring and restructuring-related charges.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnotes 1 and 4 of the Notes to Consolidated Financial Statements for further information.

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

During 2023, the Company implemented a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company. In connection with the new operating model, the President and Chief Executive Officer of the Company, who is the chief operating decision maker (the “CODM”), reviews the businesses as three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”). This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

Home and Commercial Solutions

The H&CS segment designs, manufactures, sources, markets and distributes a diverse line of household products, including kitchen appliances, food and home storage, fresh preserving, vacuum sealing, gourmet cookware, bakeware and cutlery and home fragrance products, as well as commercial cleaning and maintenance solutions products, closet and garage organization products, hygiene systems and material handling solutions. Kitchen appliances are primarily sold under the Crockpot, Mr. Coffee, Oster and Sunbeam brands. The Company also has rights to sell various small appliances in substantially all of Europe under the Breville brand name. Food storage products are sold primarily under the FoodSaver, Rubbermaid and Sistema brands. Gourmet cookware, bakeware and cutlery are sold under the Calphalon brand. The Company also sells certain home canning and food storage products under the Ball brand, pursuant to a license from Ball Corporation. Home fragrance products are sold primarily under the WoodWick and Yankee Candle brands. Commercial cleaning and maintenance solutions products are primarily sold under the Rubbermaid, Rubbermaid Commercial Products, Mapa and Spontex brands.

The H&CS segment primarily markets its products directly to mass merchants, warehouse clubs, home centers, department stores, drug/grocery stores, specialty retailers, discount stores, e-commerce retailers, commercial products distributors, select contract customers and other professional customers, as well as direct to consumers online and in Yankee Candle retail stores.

Learning and Development

The L&D segment designs, manufactures, sources, markets and distributes writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products; labeling solutions; baby gear and infant care products. Writing instruments, activity-based products and labeling solutions products are sold primarily under the Dymo, Elmer’s, EXPO, Paper Mate, Parker and Sharpie brands. Baby gear and infant care products are sold primarily under the Graco and NUK brands.

The L&D segment primarily markets its products directly to mass merchants, warehouse clubs, department stores, drug/grocery stores, office superstores, office supply stores, contract stationers, distributors and e-commerce retailers, and direct to consumers online.

Outdoor and Recreation

The O&R segment designs, manufactures, sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities, including technical apparel and on-the-go beverageware. Active lifestyle products are sold primarily under the Campingaz, Coleman, Contigo, and Marmot brands.

The O&R segment primarily markets its products directly to warehouse clubs, department stores, grocery stores, mass merchants, sporting goods and specialty retailers, distributors and e-commerce retailers, as well as direct to consumers online.

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

The Company also relies on third-party manufacturers as a source for finished goods. Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. In some cases, a single manufacturer or a limited number of manufacturers may supply substantially all the finished goods for a product line. For example, the Baby business unit within the Company’s L&D segment has a single source of supply for products that comprise a majority of its sales and that owns the intellectual property for many of those products.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names, tradenames and other intellectual property rights that are, in the aggregate, important to its business. The Company’s most significant brands include Calphalon, Campingaz, Coleman, Contigo, Crockpot, Dymo, Elmer’s, EXPO, FoodSaver, Graco, Mapa, Marmot, Mr. Coffee, NUK, Oster, Paper Mate, Parker, Rubbermaid, Rubbermaid Commercial Products, Sharpie, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle.

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

The Company’s principal methods of meeting its competitive challenges are creating and maintaining leading brands and differentiated products that deliver superior value and performance, delivering superior customer service and consistent on-time delivery and producing and procuring products at a competitive cost. In addition, the Company has an experienced management team that focuses on building consumer loyalty and increasing consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce retailers. The Company’s largest customer in 2024, Amazon, accounted for approximately 15% of net sales in 2024 and 13% in each of 2023 and 2022. Walmart Inc. and subsidiaries (“Walmart”), the Company’s second largest customer in 2024, accounted for approximately 14%, 15% and 14% of net sales in 2024, 2023 and 2022, respectively. The Company’s top-ten customers in 2024 included in alphabetical order: Amazon, Costco, Kroger, Lowe’s, Office Depot, Staples, Target, The Home Depot, Uline and Walmart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

Human Capital Management

Newell Brands is committed to creating a workplace that fosters innovation, high performance and inclusion to enable sustainable business success and talent attraction, engagement and retention of required talent capabilities. The Company has employees located throughout the world. At December 31, 2024, the Company employed approximately 23,700 people worldwide. Approximately 3,400 were in the Asia-Pacific region, 4,400 were in the Europe, Middle East and Africa region, 5,300 were in the Latin America region and 10,600 were in the North America region. Of the Company’s total employees, approximately 14,000 were employed in manufacturing and supply chain roles. The Company’s capable employee base, along with its commitment to uncompromising values, provide the foundation for the Company’s success.

Our employees are responsible for upholding the Company’s goal of creating a safer, sustainable, productive, and consumer-focused future. The Company’s values of Integrity, Teamwork, Passion for Winning, Ownership and Leadership guide our own actions as well as our relationships with consumers, customers, suppliers and each other. They are grounded in a mission first philosophy enabling the Company to deliver results, drive long-term sustainability and promote a winning culture. The Company collectively works to create a culture and community where our employees feel their voice is heard in our ongoing progress to make a difference to our consumers around the world.

The Company deploys a talent and workforce planning strategy focused on attracting, engaging, and retaining the required talent pools and capabilities necessary to win in the market. Our global presence and the breadth of our industry-leading iconic brand portfolio requires a multi-cultural, multi-generational workforce that reflects the array of consumers we serve. To enable our workforce to stay relentlessly focused on anticipating and meeting the needs and wants of our consumers, we guard against unfair talent practices and make decisions based on merit. Newell Brands is focused on providing career experience opportunities that encourage the development of our employees. We offer development, resources and other experiences to expand skill sets and provide support to elevate careers. There are opportunities to access coaching and mentoring. As employees progress at Newell, they will be able to gain expertise and broaden their exposure to different parts of the business. Employees can move up or laterally to access a full array of opportunities in various realms of expertise. The Company tracks and reports internally on key talent metrics including talent pipeline and succession data, and organization health engagement indices. We will continue to enhance our talent and culture measurements to further reflect our progress over 2025.

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The President and Chief Executive Officer (“CEO”) and executive leadership team have deep industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see Item 1A. Risk Factors section hereafter.

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

Strategic and Operational Risks

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

The Company’s customers have steadily consolidated over time. The Company expects any customers that consolidate will take actions to harmonize pricing from their suppliers, close retail outlets, reduce inventory, and rationalize their supply chain, which could adversely affect the Company’s business and results of operations. There can be no assurance that, following consolidation, the Company’s large customers will continue to buy from the Company across different product categories or geographic regions, or at the same levels as prior to consolidation, which could negatively impact the Company’s financial results. Further, if the consolidation trend continues, it could result in additional increase in the customers’ negotiating power with suppliers, as well as pricing and other competitive pressures that could reduce the Company’s sales and profitability.

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

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain leading brands that consumers choose and prefer. Leading brands allow the Company to compete at desirable price levels and to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. Over the long term, these initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.
Failure to further expand the Company’s e-commerce business, despite e-commerce investments, may materially and adversely affect the Company’s market position, net sales and financial performance.

The retail industry has rapidly evolved, and consumers have embraced shopping online and through mobile commerce and social applications. As a result, the portion of total consumer expenditures with retailers occurring through digital platforms is increasing, and the pace of this increase has accelerated. At the same time, the portion of retail business at traditional “brick and mortar” stores and shopping centers has decreased.

The Company’s strategy includes investments in e-commerce, omni-channel and technology initiatives. If these investments fail to adequately or effectively allow the Company to further expand its e-commerce business, maintain or grow its overall market position or otherwise benefit the Company, the Company’s market position, net sales and financial performance could be adversely affected. In addition, a greater concentration of e-commerce sales could result in a reduction in sales by the Company’s other customers, which could, if not offset by a greater increase in e-commerce sales, materially adversely affect the business of the Company.

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

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows, as further described in Item 1- Business Strategy.

These initiatives may not be substantially completed in the expected timeframe, may be more costly to implement than expected, or may not fully achieve the anticipated cost savings. Such initiatives involve a significant amount of capital expenditures, organizational change and execution risk, which could have a negative impact on employee engagement, divert management’s attention from other initiatives, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. In addition, the Company’s ongoing review of its operating footprint and non-core brands will likely result in future restructuring charges.

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

In addition, the financial condition of the Company’s vendors and suppliers may be adversely affected by general economic conditions, such as credit difficulties and the uncertain macroeconomic environment. In some instances, the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. For example, the Baby business unit within the Company’s L&D segment has a single source of supply for products that comprise a majority of its sales and which owns intellectual property rights in respect to many of those products. Any inability of the Company’s vendors and suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to the Company. The Company may not be able to quickly or effectively replace any of its suppliers if the need arose, and it may be difficult to retrieve tooling and molds possessed by any of its third-party suppliers. The Company’s dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products.

The Company may use artificial intelligence in its business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and could adversely affect the Company’s business.

The Company’s use of artificial intelligence (“AI”) tools in its operations and systems poses inherent risk and could adversely affect the Company’s operations and financial conditions. The Company’s success may increasingly become dependent on its ability to effectively leverage AI to support its operational efficiencies, such as in supply chain and support functions, and its product development and marketing capabilities. The Company may be outpaced by its competitors in their more successful or earlier adoption of AI solutions, which could negatively affect the Company’s commercial competitiveness. Use of AI exposes the Company to risks that such AI solutions may be deficient, produce inaccurate or misleading output, become inoperable or subject the Company to cybersecurity and data privacy breaches, all of which could lead to operational disruptions, flawed decision-making, increased costs, and an inhibited ability to improve product development and marketing through the use of AI, and could impact the Company’s operational effectiveness and financial condition. Additionally, the use of certain AI solutions could put the Company’s own information and intellectual property rights at risk, or expose the Company to risk of infringing third parties’ intellectual property or other rights. The global legal, regulatory, and ethical landscape surrounding AI is rapidly evolving and remains uncertain, which creates continued compliance risk and may incur additional operational costs associated with the Company’s use of AI, may limit the Company’s ability to fully develop or use AI solutions as intended, and may further cause legal repercussions and brand or reputational harm to the Company.

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

Increased IT security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing, use of AI and social engineering schemes designed to gain unauthorized access to the Company’s networks or data, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of detecting and successfully defending against them. The Company deploys technical and organizational measures to protect and prevent unauthorized access to or loss of data; however, as techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, the Company may be unable to anticipate these techniques or implement preventive measures. Furthermore, the Company’s relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventive measures or fully mitigating harms after an attack or breach occurs.

The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’ databases or systems notwithstanding whether the Company takes reasonable steps to prevent such attacks. The Company’s operations, especially its retail operations, involve the storage and transmission of employees’, customers’ and consumers’ personal and sensitive information, such as credit card and bank account numbers. The Company’s payment services may be subject to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which could adversely affect the Company.

The Company may face particular data protection and privacy risks in connection with the European Union’s Global Data Protection Regulation, the California Consumer Privacy Act and other privacy laws and regulations.

The Company is subject to laws of various jurisdictions where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor, investor, employee or other stakeholder information and personal data, including but, not limited to, the General Data Protection Regulation of the European Union, the California Consumer Privacy Act, and various other privacy laws and regulations. The Company may be subject to additional regulations, such as the

European Union AI Act, that specifically affect the use of personal information in the context of AI systems. The changes introduced by these laws and regulations increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations may grant, among other things, individual rights to access and delete personal information, and the right to opt out of the sale of personal information. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, and sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services, as well as the impact of tariffs.

The Company’s success is dependent, in part, on its continued ability to reduce its exposure to or mitigate the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies and services through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Significant inflation in the costs of labor, finished goods, raw materials, energy and transportation has negatively impacted, and may continue to negatively impact, the Company’s results of operations. There is no assurance that we will be able to fully offset any such cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation were to occur, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent the Company has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as the Company sources a significant amount of its products from outside of the U.S. For example, in early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, all of which were subsequently postponed prior to becoming effective, and China, and has proposed additional new tariffs that may be implemented in the future. Given the Company’s reliance upon non-domestic suppliers, any significant changes to the U.S. trade policies (and those of other countries in response) or changes without sufficient notice may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariffs on goods imported to the U.S. from China, Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins.

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

The Company’s ability to successfully execute its turnaround plan and its future performance depends in significant part upon the continued service of its executive officers and other key leaders. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified talent deeper in the organization.

Global competition for talent is intense and has increased in recent years amidst emerging labor trends, including but not limited to expanded remote work options. There can be no assurance that the Company can attract, engage or retain its key employees or highly qualified talent in the future.

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

Further, third parties sell counterfeit or materially altered versions of some of our products, which are often inferior or may pose safety risks. As a result, consumers of our brands could confuse our products with these counterfeit products, which could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity.

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, which may include environmental matters, human capital, sustainability, packaging, responsible sourcing and social investments. In 2024, the Company published its Corporate Citizenship Report which included updates on many of these focus areas and goals for certain areas. The Company could fail, or be perceived to fail, in its achievement of such initiatives and goals or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments or litigation may be filed against the Company resulting in significant expenses or investments to repair such impacts.

Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition as well as require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2024, the Company had approximately 23,700 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

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

At December 31, 2024, the Company had $4.6 billion in outstanding debt, reflecting a decrease of approximately $300 million versus December 31, 2023. The Company’s substantial indebtedness has, and could continue to have, important consequences for the Company, including:

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

In addition, if the Company is unable to timely reduce its level of indebtedness, the Company will be subject to increased demands on its cash resources, which could decrease its collateral coverage ratios, increase its leverage ratios, lower its credit ratings, result in a breach of covenants or otherwise adversely affect the business and financial results of the Company going forward.

While the majority of the Company’s debt is fixed, fluctuations in interest rates can increase borrowing costs on the portion that is variable, and interest rate increases on this portion of the Company’s debt could have a material adverse effect on the Company’s business. Increases in interest rates would raise the cost of servicing our debt and could reduce our profitability and cash flows. Any change in the fiscal policies or stated target interest rates of the U.S. Federal Reserve or other central banking institutions, or market expectations of such change, are difficult to predict and may result in significantly higher long-term interest rates. Such a transition may be abrupt and may, among other things, reduce the availability and/or increase the costs of issuing new notes, obtaining new debt and refinancing existing indebtedness.

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

For example, the Company’s credit ratings were downgraded in both 2024 and 2023 by each of Moody’s Corporation and S&P Global Inc. which resulted in a coupon step-up of certain of the Company’s outstanding senior notes. In addition, credit ratings can also affect the terms of debt agreements to include more restrictive covenants which may further restrict our business operations or limit our ability to raise additional capital due to our covenant restrictions then in effect. For example, in November 2024, the Company issued $750 million of aggregate principal amount of 6.375% senior notes due 2030 and $500 million of aggregate principal amount of 6.625% senior notes due 2032, and such notes contain covenants that are more restrictive than the senior notes that the Company has historically issued. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions, developments, or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations. See Liquidity and Capital Resources in Item 7 and Footnote 9 of the Notes to the Consolidated Financial Statements for further discussion.

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

The Company has experienced, and in the future may experience again, material weaknesses along with potential problems implementing and maintaining adequate internal controls. Failure to maintain effective internal controls, including any failure to implement required new or improved controls, could result in our inability to conclude that the Company has effective internal control over financial reporting. If the Company cannot meet its financial reporting obligations in a timely and reliable manner, or prevent fraud, the public perception of the Company and its securities may be harmed, and it may be unable to raise capital on favorable terms in the future or otherwise, which could have a negative impact on the Company’s financial condition.

Continued declines in the future expected cash flows for the Company’s businesses or changes to underlying assumptions used to calculate fair value could result in additional impairment charges which could have a material adverse effect on the Company’s financial results of operations.

The Company is required under U.S. GAAP to review its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, and is also required to conduct impairment tests on goodwill and other indefinite-lived intangible assets annually or more frequently, if circumstances indicate that the carrying value may not be recoverable or that an other-than-temporary impairment exists.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $345 million, $339 million and $474 million, respectively. Future events or factors may occur that could adversely affect the fair value of the Company’s assets and require impairment charges, including, but not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future. As there is minimal difference between the estimated fair values and the carrying values of some of the Company’s intangible assets as a result of recent impairment charges, future impairment charges may occur. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further discussion.

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

In addition, foreign currency transaction risk arises when the Company and its subsidiaries enter into transactions where the settlement occurs in a currency other than its functional currency. The Company continues to recognize foreign exchange losses related to the currency devaluation in Argentina and its designation as a hyperinflationary economy. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized in the Consolidated Statements of Operations in the period in which they arise. Although the Company may employ, at times, a variety of techniques to mitigate the impact of foreign currency transaction risk, including the hedging of forecasted cash inflows and outflows, it cannot guarantee that such risk management strategies will be effective, and its financial condition or results of operations could be adversely impacted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 10 of the Notes to Consolidated Financial Statements for further information.

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

The Company is subject to various federal, state and foreign laws and regulations. As further described in Footnote 18 of the Notes to the Consolidated Financial Statements, the Company is also subject to third party litigation. The potential outcomes of third-party litigation, if insured, could exceed policy limits, resulting in significant costs and expenses. The Company could be responsible for any settlement or judgment over the amount of available insurance coverage or for the entire settlement or judgment, if not insured. The Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. For example, in 2023, the Company entered into a settlement with the SEC, which concluded an investigation primarily relating to the Company’s sales practices and certain accounting matters between the third quarter of fiscal year 2016 and second quarter of fiscal year 2017. Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and agreed to pay a civil penalty of approximately $13 million. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies is time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

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

As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. may not be taxed in the U.S. until those earnings are actually repatriated or deemed repatriated. If these or other tax regulations should change, the Company’s financial results could be impacted. Furthermore, the Organization for Economic Co-operation and Development (the “OECD”) introduced a framework implementing a global minimum corporate tax of 15%, referred to as Pillar Two. Much of Pillar Two was enacted in countries outside the U.S. effective as of January 1, 2024, with certain remaining aspects effective beginning January 1, 2025 or later. In January 2025, the U.S. issued an executive order announcing opposition to aspects of these rules. While it is unlikely that the U.S. will enact legislation to adopt Pillar Two, many countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The Company’s current income tax impact of Pillar Two is immaterial, however we will continue to monitor both U.S. and international legislative developments to assess for any potential impacts.

On June 18, 2019, the U.S. Treasury and the Internal Revenue Service (“IRS”) released temporary regulations under IRC Section 245A (“Section 245A”) as enacted by the 2017 U.S. Tax Reform Legislation (“2017 Tax Reform”) and IRC Section 954(c)(6) (the “Temporary Regulations”) to apply retroactively to the date the 2017 Tax Reform was enacted. On August 21, 2020, the U.S. Treasury and IRS released finalized versions of the Temporary Regulations (collectively with the Temporary Regulations, the “Regulations”). The Regulations seek to limit the 100% dividends received deduction permitted by Section 245A for certain dividends received from controlled foreign corporations and to limit the applicability of the look-through exception to foreign personal holding company income for certain dividends received from controlled foreign corporations. Before the retroactive application of the Regulations, the Company benefited in 2018 from both the 100% dividends received deduction and the look-through exception to foreign personal holding company income. The Company analyzed the Regulations and concluded the relevant Regulations were not validly issued. Therefore, the Company has not accounted for the effects of the Regulations in its Consolidated Financial Statements for the periods presented. If the Company’s position on the Regulations is not sustained, the Company would be required to recognize an income tax expense of approximately $180 million to $220 million related to an income tax benefit from fiscal year 2018 that was recorded based on regulations in existence at the time. In addition, the Company may be required to pay any applicable interest and penalties. The Company believes it has strong arguments in favor of its position and believes it has met the more likely than not recognition threshold that its position will be sustained. However, due to the inherent uncertainty involved in challenging the validity of regulations as well as a potential litigation process, there can be no assurances that the relevant Regulations will be invalidated or that a court of law will rule in favor of the Company.

The resolution of the Company’s tax contingencies may result in additional tax liabilities, which could adversely impact the Company’s cash flows and results of operations.

The Company is subject to income tax in the U.S. and numerous jurisdictions internationally. Significant estimation and judgment are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by various worldwide tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results. See Footnote 12 of the Notes to the Consolidated Financial Statements for further information.

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

As a manufacturer and distributor of consumer products, the Company is subject to the U.S. Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or a comparable foreign agency could require the Company to repurchase or recall one or more of its products. Additionally, other laws and agencies, such as the National Highway Traffic Safety Administration, regulate certain consumer products sold by the Company in the U.S. and abroad, and more restrictive laws and regulations may be adopted in the future. From time to time, the Company has announced voluntary recalls of its products where it has identified potential product safety concerns. When the Company is required to remove, or voluntarily removes, its products from the market, the Company might have large quantities of finished products that it is unable to sell. The

Company also faces exposure to product liability claims if one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects.

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

The Company’s product liability insurance program is an occurrence-based program based on its current and historical claims experience and the availability and cost of insurance. The Company currently either self-insures or administers a high retention insurance program for most product liability risks. The Company cannot give assurance that its future product liability experience will be consistent with its past experience or that claims and awards subject to self-insured retention will not be material. See Footnote 18 of the Notes to Consolidated Financial Statements for a further discussion of these and other regulatory and litigation-related matters.

If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market the same or similar products, which could adversely affect the Company’s market share and results of operations.

The Company’s success with its proprietary products depends, in part, on its ability to protect its current and future technologies and products and to defend its intellectual property rights, including its patent, trade secret, copyright and trademark rights. If the Company fails to adequately protect its intellectual property rights, competitors may manufacture and market the same or similar products, or the incidence of counterfeit products may increase.

The Company holds numerous design and utility patents covering a wide variety of products. The Company cannot be sure that it will receive patents for any of its innovations or that any existing or future patents that it receives or licenses from others will provide competitive advantages for its products. The Company also cannot be sure that competitors will not challenge and potentially invalidate any existing or future patents that the Company receives or licenses. In addition, patent rights may not prevent competitors from developing, using or selling products that are similar or functionally equivalent to the Company’s products.

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

Rising temperatures and increased frequency of extreme weather resulting from climate change could cause increased incidence of disruption to the production and distribution of our products at these locations and could subject the Company to increased operating costs and capital expenses in response thereto. The consequences of climate change could also be a direct threat to our third-party vendors, service providers or other stakeholders, including increased costs of supplies and disruptions of supply chains or IT or other necessary services for our Company.

Federal, state, and local governments, as well as some of our customers, are beginning to respond to climate change issues. This increased focus on sustainability is resulting in new legislation, regulations and customer requirements that could negatively affect us, as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations or customer requirements. Legislation or regulations that potentially impose restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels such as those used in the Company’s supply chain, could adversely affect our operations and financial results.

More specifically, legislative or regulatory actions related to climate change could adversely impact the Company by increasing our energy costs and reducing fuel efficiency and could result in the creation of substantial additional capital expenditures and operating costs in the form of taxes, emissions allowances, or required equipment upgrades. Any of these factors could impair our operating efficiency and productivity and result in higher operating costs. In addition, revenues could decrease if we are unable to meet regulatory or customer sustainability requirements. These additional costs, changes in operations, or loss of revenues could have a material adverse effect on our business, financial condition, and results of operations. Likewise, a failure to comply with any current or future sustainability-related reporting requirements, as established by regulators in the U.S., Europe and beyond, may result in loss of business, regulatory penalties, litigation, and/or reputational damage.

Expectations relating to environmental, social and governance considerations expose the Company to potential liabilities, increased costs, reputational harm and other adverse effects on the Company’s business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance and sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, AI and human capital. The Company makes statements about its environmental, social and governance targets, goals and initiatives that require investments and are impacted by factors that may be outside the Company’s control. In addition, some stakeholders may disagree with the Company’s goals and initiatives and the focus of stakeholders may change and evolve over time. The Company may also amend, abandon or replace its targets, goals and initiatives due to a change in strategy, reduced relevance of such targets, goals and initiatives or changing market conditions, and the Company may take certain actions that stakeholders or regulators view as contrary to such targets, goals and initiatives. Stakeholders also may have very different views on where the Company’s focus on environmental, social and governance and sustainability issues should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by the Company to achieve its targets or goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations, financial condition and stock price.
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

The Company uses a combination of internal and external resources to assess, identify, and manage material risks from cybersecurity threats. Internally, the Company leverages its global information security organization, the IT function, privacy and compliance departments, operating segments, functional areas, and its internal audit function. Given the complexity and evolving nature of cybersecurity threats, the Company also utilizes the following external resources:

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

The Company’s management plays a critical role in assessing and managing cybersecurity risks. The Newell Brands Information Security program is led by the Company’s Chief Information Security Officer, a Certified Information Systems Security Professional (CISSP) with over 20 years of experience in cybersecurity gained at four global Fortune 500 companies, and the Company’s Chief Information Officer who has overseen the Company’s security function for the past 12 years. The Newell Brands Information Security program is governed by the Information Security Governance Committee (the “ISG Committee”), comprised of the Chief Information Security Officer (its Chair), Chief Financial Officer, Chief Legal and Administrative Officer, Chief Human Resources Officer, Chief Information Officer, and Vice President of Internal Audit and SOX. The ISG Committee meets quarterly to discuss material risks, material risk related metrics, and material risk mitigating strategies and conducts tabletop exercises.

In addition to the ISG Committee, Company management is informed about and monitors material cybersecurity risks and incidents through the following formal processes:

•Newell Brands Incident Response Policy and Procedures and related response and governance protocols for high severity incidents;
•Periodic Information Security program presentations to leadership; and
•Chief Information Security Officer material incident notifications to Company management, including the President and CEO.

The outputs from the management processes above are synthesized into the above-mentioned reporting to the Audit Committee of the Board of Directors.

ITEM 2. PROPERTIES

The Company’s primary corporate offices are located in a leased office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2024, the Company’s global physical presence included approximately 40 manufacturing facilities (15 in the U.S.), approximately 60 regional distribution centers and warehouses (30 in the U.S.), approximately 105 offices for sales, research and development and administrative purposes (30 in the U.S.), as well as approximately 240 retail stores (230 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (90% in the U.S.), which primarily reflect the Yankee Candle retail stores.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS:

Name	Age	Title
Christopher H. Peterson	58	President and Chief Executive Officer
Mark J. Erceg	55	Chief Financial Officer
Bradford R. Turner	52	Chief Legal and Administrative Officer and Corporate Secretary
Tracy L. Platt	51	Chief Human Resources Officer
Michael P. McDermott	54	Segment CEO, Home & Commercial Solutions
Kristine K. Malkoski	64	Segment CEO, Learning & Development
Nicolas Duran	49	Segment CEO, Outdoor & Recreation

Christopher H. Peterson has been Chief Executive Officer (“CEO”) of the Company since May 2023 and President since May 2022. He served as Chief Financial Officer (“CFO”) of the Company between December 2018 and January 2023. Mr. Peterson also served as President, Business Operations from February 2020 to May 2022 and as Interim CEO from June 2019 until October 2019. From April 2018 to August 2018, Mr. Peterson served as the Executive Vice President and Chief Operating Officer (“COO”), Operations of Revlon, Inc., a global beauty company. Before that, Mr. Peterson served as both Revlon’s COO, Operations and CFO from June 2017 until March 2018, and as COO, Operations from April 2017 until June 2017. Prior to his positions at Revlon, Mr. Peterson held several senior management roles at Ralph Lauren Corporation, a designer, marketer, and distributor of premium lifestyle products, including serving as President, Global Brands from April 2015 to May 2016, Executive Vice President, Chief Administrative Officer & CFO from November 2013 to March 2015, and Senior Vice President and CFO from September 2012 to November 2013. Previously, Mr. Peterson held several financial management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2012. Mr. Peterson serves on the Board of Directors of BJ’s Wholesale Club Holdings, Inc.

Mark J. Erceg has been CFO of the Company since January 2023. Previously, Mr. Erceg served as the Executive Vice President and CFO of Cerner Corporation, a health care information technology company, from February 2021 until July 2022. From October 2016 to January 2021, he served as Executive Vice President and CFO of Tiffany & Company, a manufacturer and retailer of luxury jewelry. Prior to that, Mr. Erceg served as Executive Vice President and CFO of Canadian Pacific Railway from May 2015 to September 2016 and as Executive Vice President and CFO of Masonite International, a global building products company, from June 2010 to May 2015. Previously, Mr. Erceg held several financial and business management positions at The Procter & Gamble Company, a global consumer products company, from 1992 to 2010.

Bradford R. Turner has been Chief Legal and Administrative Officer and Corporate Secretary of the Company since August 2017 and served as Chief Legal Officer and Corporate Secretary from April 2016 to August 2017. Prior to this role, he served as Senior Vice President, General Counsel, and Corporate Secretary from March 2015 to March 2016. Mr. Turner joined the Company in 2004 and has served in various legal roles including Vice President and Deputy General Counsel from October 2011 to March 2015, and Group Vice President & General Counsel, Office Products, from June 2007 to October 2011.

Tracy L. Platt has served as Chief Human Resources Officer of the Company since December 2023. Prior to joining the Company, she served as Executive Vice President and Chief Human Resources Officer of Cerner Corporation, a health care information technology company, from July 2019 to August 2022. Prior to that, Ms. Platt held various human resource leadership roles between 2009 and 2019 at Medtronic Inc., a medical equipment manufacturer, including Vice President of Human Resources and integration leader during Medtronic’s $50 billion acquisition of Covidien. Earlier in her career, Ms. Platt also held human resources leadership positions at Cardinal Health, Lands’ End, and GE Healthcare.

Michael P. McDermott has served as Segment CEO, Home and Commercial Solutions of the Company since January 2023. Prior to this role, he served as Business Unit CEO, Commercial of the Company from January 2020 through January 2023. Prior to joining the Company, Mr. McDermott served as President of Omni-Channel Retail at Bass Pro Shops in 2019. Previously, Mr. McDermott served as Executive Vice President and Chief Customer Officer at Lowe’s Companies Inc. from 2016 to 2019; Chief Merchandising Officer from 2014 to 2016; and Senior Vice President and General Merchandise Manager, Building and Maintenance from 2013 to 2014. Prior to working with Lowe’s Companies Inc., Mr. McDermott held various management roles at General Electric Company.

Kristine K. Malkoski has served as Segment CEO, Learning and Development of the Company since January 2023. Prior to this role, she served as Business Unit CEO, Writing of the Company from April 2022 through January 2023 and Business Unit CEO, Food of the Company from February 2020 through January 2023. Prior to joining the Company, from April 2019 to January 2020, Ms. Malkoski was Chief Executive Officer, Americas, for Arc International, a global manufacturer of glassware products for the housewares industry, where she was responsible for housewares sales, marketing, manufacturing and distribution across North and South America. From January 2015 to August 2017, Ms. Malkoski served as President, Global Business and Chief Commercial Officer for World Kitchen, a privately owned international housewares company, where she oversaw operations for its retail stores, and, previously, from June 2012 to January 2015, as President, North America, Chief Innovation Officer, and President North America Household for World Kitchen. Prior thereto, Ms. Malkoski served as Vice President and General Manager of the Craftsman division of Sears Holding Company and in various other management roles at Sears, Ubiquity Brands and Procter & Gamble. From 1997 to 2002, Ms. Malkoski founded and served as President and Chief Operating Officer of Pharmaceutical Corporation of America, the first contract product management company for the prescription drug industry.

Nicolas Duran has served as Segment CEO, Outdoor and Recreation of the Company since January 2024. Prior to joining the Company, Mr. Duran held several leadership roles at Dorel Industries Inc., a global manufacturer of juvenile and home products, from March 2012 to December 2023, including President and CEO, Juvenile Group from November 2016 to December 2023; President, Canada and Latin America, Dorel Juvenile from February 2015 to November 2016; and Group Chief Operating Officer, South America from March 2012 to February 2015. Mr. Duran started his career at Reebok International, which was acquired by the Adidas Group, where he spent 14 years, from 1998 to 2012, in various roles of increasing responsibility in marketing, operations and sales, including serving as Vice President, Latin America, Reebok Brand, and Vice President, Americas and Europe, the Middle East and Africa Distribution, Rockport Brand.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 10, 2025 there were 8,049 stockholders of record.

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2019 through December 31, 2024 with the cumulative total return of the Standard and Poor’s (“S&P”) SmallCap 600 Index and the Dow Jones (“DJ”) Consumer Goods Index, assuming a $100 investment made on December 31, 2019. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return

$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Newell Brands Inc.
S&P SmallCap 600 Index
DJ Consumer Goods Index

For information on securities authorized for issuance under the Company’s equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in Item 12.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s acquisition of equity securities during the three months ended December 31, 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	1,048	9.59	—	—
December	14,337	9.93	—	—
Total	15,385	$9.91	—

(1)Shares purchased during the three months ended December 31, 2024, were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K and the Company’s audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The “Business Strategy” and “Recent Developments” sections below are brief presentations of our business and certain significant items addressed in this section or elsewhere in this Annual Report on Form 10-K. This section should be read along with the relevant portions of this Annual Report on Form 10-K for a complete discussion of the events and items summarized below.

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).
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

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is Project Ovid which entails a multi-year, customer centric supply chain initiative which has transformed the Company’s go-to-market capabilities in the U.S., improving customer service levels and driving operational efficiencies. Project Ovid optimized the Company’s distribution network in 2022 and 2023 by creating a single integrated supply chain from 23 business-unit-centric supply chains. The initiative reduced administrative complexity, improved inventory and invoicing workflow for our customers and enhanced product availability for consumers through omni-channel enablement. This new operating model continues to drive efficiencies by better utilizing the Company’s transportation and distribution network and consolidating the number of overall distribution sites.

In May 2023, the Company announced a restructuring and cost savings initiative that was intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Network Optimization Project incorporated a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. These actions were substantially implemented by the end of 2024.

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. The Company commenced reducing headcount during the first quarter of 2023. Project Phoenix incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and otherwise reduce overhead costs. These actions were substantially implemented by the end of 2023.

In January 2024, the Company announced an organizational realignment (“Realignment Plan”), which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company unveiled in June of 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. Remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025.

In addition, the Company continues to review its operating footprint and non-core brands, which will likely result in future restructuring and restructuring-related charges.

Recent Developments

Current Macroeconomic Conditions

The Company continues to be impacted by soft global demand, major retailers’ focus on tight control over inventory levels, inflationary pressures, fluctuating interest rates and indirect impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are rapidly changing the retail and consumer landscape and negatively impacted the Company’s operating results, cash flows and financial condition during 2024 and are to some degree expected to persist into 2025.

To help mitigate the negative impact of these conditions to the operating performance of its businesses, the Company has accelerated productivity initiatives, optimized advertising and promotion expenses, deployed overhead cost containment efforts, adjusted demand forecasts and supply plans, and taken actions designed to improve working capital. The Company will continue to evaluate other opportunities to improve its financial performance both in the short and long term.

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

Tariffs Exposure

In early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico and Canada, all of which were subsequently postponed prior to becoming effective, and China, and has proposed additional new tariffs that may be implemented in the future. The Company is working to determine its tariff cost exposure, and potential mitigation plans, as well as the associated timing to implement such, if any. However, the impact to the Company’s results of operations and cash flows cannot be determined at this time.

Organizational Realignment Plan

In January 2024, the Company announced the Realignment Plan, which is expected to strengthen the Company’s front-end commercial capabilities, as further described in the preceding section. The Company initiated the Realignment Plan during the first quarter of 2024. For the year ended December 31, 2024, the Company recorded restructuring and restructuring-related charges of $37 million and $15 million, respectively. See Risk Factors in Item 1A. and Footnote 4 of the Notes to Consolidated Financial Statements for further information.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility, which transaction was finalized during the fourth quarter of fiscal year 2024. In connection with this transaction, the Company recognized a loss of $8 million, which was included in the $15 million restructuring-related charges mentioned above. The Company intends to occupy the current facility while conducting the build-out of the new facility, which is anticipated to be completed during the first half of fiscal year 2025. See Footnotes 4 and 13 of the Notes to Consolidated Financial Statements for further information.

Indefinite-Lived Intangible Asset Impairment

During the fourth quarter of 2024, as a result of the Company’s annual impairment testing, the Company recorded a non-cash impairment charge of $85 million related to one tradename in the H&CS segment, as the carrying value of the tradename exceeded its fair value. The decline in the fair value of the tradename in the H&CS segment was the result of a downward revision of forecasted revenue mainly due to a distribution loss, which the Company was informed of during the fourth quarter of 2024. During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments as a result of downward revision of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that indefinite-lived tradenames in the H&CS and L&D segments were impaired, and recorded an aggregate non-cash impairment charge of $260 million for the indefinite-lived tradenames, as the carrying values exceeded their fair values. See Critical Accounting Estimates and Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.

Debt Redemption and Issuance

In December 2024, the Company repaid the outstanding aggregate principal amount of its 4.000% senior notes, plus accrued and unpaid interest upon maturity for total consideration of $205 million.

In November 2024, the Company completed a registered public offering and sale of $750 million of aggregate principal amount of 6.375% senior notes due 2030 (the “2030 Notes”) and $500 million of aggregate principal amount of 6.625% senior notes due 2032 (the “2032 Notes”) (collectively the “Notes”) and received proceeds of approximately $1.24 billion, net of fees and expenses paid. The Company used the proceeds of the offering to fully redeem its outstanding 4.875% senior notes due 2025 and to redeem in part its outstanding 4.200% senior notes due 2026.

In November 2024, the Company fully redeemed its 4.875% notes due 2025 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the date of the redemption. The total consideration was approximately $511 million. The Company also partially redeemed $750 million of the outstanding aggregate amount of the 4.200% senior notes due 2026 at a redemption price of 101.006%. The total consideration, including accrued unpaid interest to the date of its redemption was approximately $764 million. As a result of the aforementioned redemptions, the Company recorded a total loss on debt extinguishment of $13 million. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.
Results of Operations
Consolidated Operating Results 2024 vs. 2023

	Years Ended December 31,
(in millions, except per share data)	2024	2023	$ Change	% Change
Net sales	$7,582	$8,133	$(551)	(6.8)%
Gross profit	2,548	2,353	195	8.3%
Gross margin	33.6%	28.9%

Operating income (loss)	67	(85)	152	NM
Operating margin	0.9%	(1.0)%

Interest expense, net	295	283	12	4.2%
Loss on extinguishment and modification of debt	14	—	14	100.0%
Other expense, net	18	175	(157)	(89.7)%

Loss before income taxes	(260)	(543)	283	52.1%
Income tax benefit	(44)	(155)	111	71.6%
Income tax rate	16.9%	28.5%

Net loss	$(216)	$(388)	172	44.3%

Diluted loss per share	$(0.52)	$(0.94)
NM — NOT MEANINGFUL

Net sales decreased 7% compared to prior year. Net sales were unfavorably impacted by soft global demand and net distribution losses. Product line exits negatively impacted net sales by approximately 1%, primarily in the H&CS segment. These factors were partially mitigated by pricing, mainly in international markets to offset inflation and currency movement. Changes in foreign currency unfavorably impacted net sales by $234 million, or approximately 3%.

Gross profit increased 8% compared to prior year. Gross margin improved to 33.6% as compared with 28.9% in 2023. The improvement in gross margin was driven by pricing, productivity and lower restructuring-related charges of $50 million, partially offset by higher absorption cost associated with lower sales volume and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $121 million, or 5%.

Notable items, other than the aforementioned, impacting operating income (loss) for 2024 and 2023 are as follows:

	Years Ended December 31,
(in millions)	2024	2023	$ Change
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$345	$339	$6
Restructuring (See Footnote 4) and restructuring-related (a) (b)	102	194	(92)
Transaction costs and other (c)	12	46	(34)

(a)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) and in impairment of goodwill, intangibles and other assets for 2024 were $36 million, $13 million and $8 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2023 were $86 million and $13 million, respectively, and primarily relate to facility closures. Restructuring costs for 2024 and 2023 were $45 million and $95 million, respectively.
(b)Restructuring-related cost during the twelve months ended December 31, 2024 related to Project Phoenix, Network Optimization Project, Realignment Plan and other discrete programs were $8 million, $18 million, $15 million and $16 million, respectively.
(c)Transaction costs and other for 2024 primarily relate to accelerated amortization and write-off of other assets associated with integration projects. Transaction costs and other reported in cost of products sold and SG&A for 2024 were $11 million and $1 million, respectively. Transaction costs and other for 2023 primarily relate to completed divestitures, expenses associated with certain legal proceedings, impairment of other assets and inventory write-down due to regulatory restrictions banning the salability of certain of the Company’s products in certain jurisdictions. Transaction costs and other reported in cost of products sold, SG&A and impairment of other assets for 2023 were $20 million, $23 million and $3 million, respectively.

Operating income was $67 million as compared to operating loss of $85 million in the prior year period. The improvement reflects the impact of higher gross profit of $195 million as discussed above, savings from restructuring actions primarily from Project Phoenix and the Realignment Plan, lower restructuring charges of $50 million and lower transaction costs and other of $22 million. These improvements were partially offset by higher incentive compensation expense of approximately $89 million, higher advertising and promotion costs of $46 million and $23 million of additional amortization of certain tradenames.

Interest expense, net increased primarily due to higher interest rates and lower interest income. The weighted average interest rates for 2024 and 2023 were approximately 5.8% and 5.2%, respectively. The loss on extinguishment and modification of debt of $14 million for 2024, is primarily related to the Company’s redemption of certain of its senior notes. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Other expense, net for 2024 and 2023 include the following items:

	Years Ended December 31,
(in millions)	2024	2023
Pension settlement and non-service costs, net (See Footnote 11)	$(1)	$126
Foreign exchange losses, net (See Footnote 10)	8	22
Discount on factored receivables and other, net	11	27
	$18	$175

The income tax benefit for 2024 was $44 million as compared to $155 million in 2023. The effective tax rate for 2024 was 16.9%, due to the impact of certain discrete items as compared to 28.5% for 2023. See Footnote 12 of the Notes to Consolidated Financial Statements for further information on income taxes.

Business Segment Operating Results 2024 vs. 2023

Home and Commercial Solutions

	Years Ended December 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$4,071	$4,428	$(357)	(8.1)%
Operating income (loss)	(2)	37	(39)	NM
Operating margin	0.0%	0.8%

H&CS net sales for 2024 decreased 8% compared to prior year, which reflected soft demand across all businesses and distribution losses. Product line exits also negatively impacted net sales by approximately 1%. Pricing actions partially offset these negative factors. Changes in foreign currency unfavorably impacted net sales by $151 million, or 3%.

Operating loss for 2024 was $2 million as compared to operating income of $37 million in the prior year. The decline in operating results is primarily due to higher non-cash impairment charges, related to indefinite-lived tradenames of $275 million, compared to a charge of $76 million during 2023, higher advertising and promotion costs of $18 million, additional amortization of certain tradenames of $17 million and inflation. These factors were partially offset by improvement of $134 million in gross profit, mainly due to productivity, lower restructuring charges of $41 million and release of a bad debt reserve due to a recovery of a receivable from an international customer of $9 million. See Footnote 7 of the Notes to the Consolidated Financial Statements for further information on non-cash impairment charge and additional amortization of tradenames.

Learning and Development

	Years Ended December 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$2,717	$2,706	$11	0.4%
Operating income	473	213	260	NM
Operating margin	17.4%	7.9%

L&D net sales for 2024 increased modestly by less than 1%, compared to prior year, as growth in the Baby business, primarily as a result of improved orders from major retailers and innovation, was partially offset by a decline in the Writing business due to soft demand in certain markets, partially offset by contribution from product innovation. Changes in foreign currency unfavorably impacted net sales by $44 million, or 2%.

Operating income for 2024 increased to $473 million as compared to $213 million in 2023. The increase in operating income is primarily due to improved gross profit of approximately $87 million, due to gross productivity, savings from restructuring actions as well as lower non-cash impairment charges. The Company recorded non-cash impairment charges related to indefinite-lived tradenames and goodwill of $70 million and $241 million during 2024 and 2023, respectively. See Footnote 7 of the Notes to the Consolidated Financial Statements for further information on the non-cash impairment charges.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2024	2023	$ Change	% Change
Net sales	$794	$999	$(205)	(20.5)%
Operating loss	(86)	(83)	(3)	(3.6)%
Operating margin	(10.8)%	(8.3)%

O&R net sales for 2024 decreased 21% compared to prior year, reflecting soft global demand and distribution losses. Changes in foreign currency unfavorably impacted net sales by $39 million, or 4%.

Operating loss for 2024 was $86 million as compared to $83 million in 2023. The decline was primarily due to lower gross profit of $26 million, caused by unfavorable fixed cost leverage associated with lower sales volume and inflation, partially offset by gross productivity, favorable pricing and savings from restructuring actions and absence of a non-cash impairment charge of $22 million recorded in the prior year. There were no non-cash impairment charges recorded during 2024. See Footnote 7 of the Notes to the Consolidated Financial Statements for further information.

Consolidated Operating Results 2023 vs. 2022

	Years Ended December 31,
(in millions, except per share data)	2023	2022	$ Change	% Change
Net sales	$8,133	$9,459	$(1,326)	(14.0)%
Gross profit	2,353	2,834	(481)	(17.0)%
Gross margin	28.9%	30.0%

Operating income (loss)	(85)	312	(397)	NM
Operating margin	(1.0)%	3.3%

Interest expense, net	283	235	48	20.4%
Other (income) expense, net	175	(81)	256	NM

Income (loss) before income taxes	(543)	157	(700)	NM

Income tax benefit	(155)	(40)	(115)	NM
Income tax rate	28.5%	(25.5)%

Net income (loss)	$(388)	$197	$(585)	NM

Diluted earnings (loss) per share	$(0.94)	$0.47
NM — NOT MEANINGFUL

Net sales for 2023 decreased 14% as compared to 2022. Net sales were unfavorably impacted by soft global demand, distribution losses and category exits, primarily in the H&CS segment, partially offset by pricing actions by the Company. The sale of the Connected Home and Security (“CH&S”) business at the end of the first quarter of 2022 negatively impacted net sales by approximately 1%. Changes in foreign currency unfavorably impacted net sales by $38 million, or less than 1%.
In 2023, gross profit decreased 17% and gross margin declined to 28.9% as compared with 30.0% in 2022. The decline in gross margin reflected higher absorption costs associated with a lower sales volume, higher sales promotional activities to reduce elevated inventory levels, inflation, higher restructuring-related charges of approximately $64 million and inventory write-down of $11 million due to regulatory restrictions banning the salability of certain of the Company’s products in certain jurisdictions, partially offset by favorable pricing and gross productivity. The gross profit decline also reflected the unfavorable impact of the sale of CH&S business in 2022 by approximately $36 million. Changes in foreign currency exchange rates unfavorably impacted gross profit by $38 million, or 1%.

Notable items, other than the aforementioned, impacting operating income (loss) for 2023 and 2022 are as follows:

	Years Ended December 31,
(in millions)	2023	2022	$ Change
Impairment of goodwill and intangible assets (See Footnotes 1 and 7)	$339	$474	$(135)
Restructuring and restructuring-related (See Footnote 4) (a)	194	39	155
Transaction costs and other (b)	46	72	(26)
(a)Restructuring-related costs reported in cost of products sold and SG&A for 2023 were $86 million and $13 million, respectively, and primarily relate to facility closures. Restructuring-related costs reported in cost of products sold and SG&A for 2022 were $22 million and $2 million, respectively, and primarily relate to facility closures. Restructuring costs for 2023 and 2022 were $95 million and $15 million, respectively.
(b)Transaction costs and other for 2023 primarily relate to completed divestitures, expenses associated with certain legal proceedings, impairment of other assets and an inventory write-down due to regulatory restrictions banning the salability of certain of the Company’s products in certain jurisdictions. Transaction costs and other reported in cost of products sold, SG&A and impairment of other assets for 2023 were $20 million, $23 million and $3 million, respectively. Transaction costs and other for 2022 primarily relate to completed divestitures, expenses associated with certain legal proceedings, an indirect tax reserve for an international entity and an incremental bad debt reserve for an international customer. Transaction costs and other reported in cost of products sold and SG&A for 2022 were $4 million and $68 million, respectively.

Operating loss in 2023 was $85 million as compared to operating income of $312 million in 2022. The decline reflects the impact of lower gross profit of $481 million, higher incentive compensation expense of approximately $105 million and higher restructuring and restructuring-related charges, approximately $91 million, primarily in connection with Project Phoenix, the Network Optimization Project and other on-going facility closures. These factors were partially offset by lower non-cash impairment charges of approximately $132 million, lower transaction costs and other of approximately $45 million, lower advertising and promotion costs of approximately $16 million, savings from restructuring actions and approximately $15 million of employee retention credit in connection with the CARES Act.

Interest expense, net increased primarily due to higher interest rates, partially offset by higher interest income. The weighted average interest rates for 2023 and 2022 were approximately 5.2% and 4.3%, respectively. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

Other (income) expense, net for 2023 and 2022 include the following items:

	Years Ended December 31,
(in millions)	2023	2022
Pension settlement costs (See Footnote 11)	$126	$—
Gain on disposition of businesses (See Footnote 2)	—	(136)
Foreign exchange losses, net (See Footnote 10)	22	47
Discount on factored receivables and other, net	27	8
	$175	$(81)

The income tax benefit for 2023 was $155 million as compared to a benefit of $40 million in 2022. The effective tax rate for 2023 was 28.5%, resulting from the combination of pretax book losses and discrete tax benefits of $112 million due to the effects of certain legal entity reorganizations in the U.S. and Luxembourg and $10 million due to the filing of tax returns in various jurisdictions. The year ended December 31, 2022 included discrete benefits of $58 million associated with a change in the Company’s indefinite reinvestment assertion regarding certain earnings within its Irish operations, $28 million associated with the reduction in valuation allowance related to the integration of certain Brazilian and Luxembourg operations and $6 million associated with the approval of certain state tax credits, offset by $14 million of income tax expense related to the divestiture of CH&S. See Footnote 12 of the Notes to Consolidated Financial Statements for further information on income taxes.

Business Segment Operating Results 2023 vs. 2022

Home and Commercial Solutions

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$4,428	$5,194	$(766)	(14.7)%
Operating income (loss)	37	(212)	249	NM
Operating margin	0.8%	(4.1)%
NM — NOT MEANINGFUL

H&CS net sales for 2023 decreased 15% which reflected softening global demand across all businesses, the sale of the CH&S business at the end of the first quarter of 2022, which unfavorably impacted net sales by approximately 2%, as well as certain category exits and distribution losses, primarily in the Kitchen business, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $14 million, or approximately less than 1%.

Operating income for 2023 was $37 million as compared to operating loss of $212 million in 2022. The improvement in operating results was primarily due to gross productivity, pricing actions, lower non-cash impairment charges (see Footnote 7 of the Notes to Consolidated Financial Statements for further information), approximately $368 million, absence of an indirect tax reserve for an international entity, approximately $24 million, lower advertising and promotional costs, approximately $16 million and bad debt expense arising from an international customer bankruptcy, approximately $8 million, as well as savings from restructuring actions, partially offset by lower gross profit, approximately $157 million, reflecting higher absorption costs associated with lower sales volume, as well as higher restructuring and restructuring-related charges, approximately $54 million, primarily in connection with Project Phoenix. The sale of CH&S at the end of the first quarter of 2022 also unfavorably impacted the operating results by approximately $12 million.

Learning and Development

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$2,706	$2,950	$(244)	(8.3)%
Operating income	213	593	(380)	(64.1)%
Operating margin	7.9%	20.1%

L&D net sales for 2023 decreased 8%, primarily due to a decline in the Baby business. The Writing business declined slightly due to soft demand in certain categories, partially offset by pricing actions and innovations. Pricing actions in the Baby business were more than offset by soft demand in certain categories, as well as lower sales to a customer that declared bankruptcy, which impacted net sales by approximately 5%. Changes in foreign currency unfavorably impacted net sales by $10 million, or approximately less than 1%.

Operating income for 2023 decreased to $213 million, compared to $593 million in 2022. The decrease in operating income was primarily due to lower gross profit, approximately $117 million, reflecting higher absorption costs associated with lower sales volume and inflation, higher restructuring and restructuring-related charges of $14 million, primarily in connection with Project Phoenix, and increased advertising and promotion costs of approximately $8 million. Operating income also decreased due to higher charges for non-cash goodwill impairment of approximately $211 million and additional amortization of acquired intangibles assets, of approximately $7 million (see Footnote 7 of the Notes to Consolidated Financial Statements for further information). Gross productivity, favorable pricing and savings from restructuring actions partially offset the aforementioned factors.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2023	2022	$ Change	% Change
Net sales	$999	$1,315	$(316)	(24.0)%
Operating income (loss)	(83)	86	(169)	NM
Operating margin	(8.3)%	6.5%
NM — NOT MEANINGFUL

O&R segment net sales for 2023 decreased 24% reflecting soft global demand and distribution losses, partially offset by pricing actions. Changes in foreign currency unfavorably impacted net sales by $14 million, or 1%.

Operating loss for 2023 was $83 million as compared to operating income of $86 million in 2022. The decline was primarily due to lower gross profit of approximately $171 million, caused by unfavorable fixed cost leverage associated with lower sales volume, inflation, higher sales promotional activities to reduce elevated inventory levels and inventory write-down due to regulatory restrictions banning the salability of certain of the Company’s products in certain jurisdictions. Additionally, during 2023, there was a $22 million non-cash impairment charge related to an indefinite-lived tradename (see Footnote 7 of the Notes to Consolidated Financial Statements for further information), and higher restructuring charges primarily in connection with Project Phoenix of approximately $6 million. These factors were partially offset by gross productivity, favorable pricing, savings from restructuring actions and lower advertising costs of approximately $7 million.
Liquidity and Capital Resources

The Company believes the extent of the impact of the rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company’s future sales, operating results, cash flows, liquidity and financial condition, will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including amending certain terms of its Credit Revolver as well as refinancing certain of its senior notes.

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

At December 31, 2024, the Company had cash and cash equivalents of approximately $198 million, of which approximately $145 million was held by the Company’s non-U.S. subsidiaries. The Company maintains a position of partial permanent reinvestment in the earnings of its non-U.S. subsidiaries. Deferred taxes are recorded for earnings of the Company’s foreign operations that are determined to be not indefinitely reinvested. See Footnote 12 of the Notes to Consolidated Financial Statements for further information.

The table below summarizes the Company’s cash activity for 2024, 2023 and 2022 (in millions):

				Increase (Decrease)
	2024	2023	2022	2024	2023
Cash provided by (used in) operating activities	$496	$930	$(272)	$(434)	$1,202
Cash provided by (used in) investing activities	(151)	(199)	343	48	(542)
Cash used in financing activities	(451)	(664)	(232)	213	(432)
Exchange rate effect on cash, cash equivalents and restricted cash	(36)	(9)	(13)	(27)	4
Increase (decrease) in cash, cash equivalents and restricted cash	$(142)	$58	$(174)	$(200)	$232

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by 2024 operating activities reflects lower year-over year working capital reductions, primarily relating to inventory in 2024 compared to 2023, and higher incentive compensation payments in the current year, partially offset by improved operating results.

The change in net cash provided by operating activities for 2023 primarily reflects a reduction of working capital and lower incentive compensation payments in 2023, partially offset by impact of operating loss and higher restructuring payments.

See Capital Resources for further information.

Cash Flows from Investing Activities

The change in cash used in investing activities for 2024 was primarily due to lower capital expenditures, as significant projects, primarily related to Project Ovid, were mostly executed during 2023, as well as higher proceeds from settlement of swaps. See Footnote 10 of the Notes to Consolidated Financial Statements for further information.

The change in net cash used in investing activities for 2023 was primarily due to proceeds from the sale of the CH&S business in 2022. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Cash Flows from Financing Activities

The change in net cash used in financing activities in 2024 was primarily due to lower quarterly dividend payment in the current year and the period-over-period change in debt.
The change in net cash used in financing activities for 2023 was primarily due to the period-over-period change in debt, a reduction of the quarterly dividend payment in 2023 that commenced with the second quarter payment, and repurchase of shares of the Company’s common stock in the prior year.

See Footnotes 1,9 and 14 of the Notes to Consolidated Financial Statements for further information.

Capital Resources

The Company currently believes its capital structure and cash resources, as further described below, will continue to support the funding of the future dividends, and the Company will continue to evaluate all actions to strengthen its financial position and balance sheet and to maintain its financial liquidity, flexibility and capital allocation strategy.

The Company was in compliance with all of its debt covenants at December 31, 2024.

Credit Revolver

As of December 31, 2024, the Company is a party to a $1.0 billion Credit Revolver maturing in August 2027. The Credit Revolver requires compliance with certain financial covenants. On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors (the “Guarantors”), entered into a Second Amendment to the Credit Revolver. The Second Amendment among other things, reduced the commitments of the lenders from $1.5 billion to $1.0 billion, replaced the Company’s existing financial covenants with new financial covenants, required the Company and the Guarantors to guarantee all obligations under the Credit Revolver, and required the Company and the other Guarantors to grant a lien and security interest in certain of its assets. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and potentially subject the Company to cross-default and acceleration provisions in its debt documents. The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2024, the Company had $40 million of outstanding borrowings under the Credit Revolver and approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $925 million. Availability under the Credit Revolver is subject to change in accordance with the terms thereof, including in response to changes to the Company’s pledged collateral value or outstanding borrowings and letters of credit under the Credit Revolver.

Customer Receivables Purchase Agreement

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million. Factored receivables under the Customer Receivables Purchase Agreement at December 31, 2024 were approximately $270 million, an increase of approximately $30 million from December 31, 2023.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain customer receivables without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. The balance of outstanding accounts receivables sold to the financial institution as of December 31, 2024 was approximately $145 million, an increase of approximately $100 million from December 31, 2023.

The Company accounts for receivables sold under both factoring agreements as sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institutions as financing cash flow in the Consolidated Statements of Cash Flows. The Company records the discounts as other (income) expense, net in the Consolidated Statements of Operations.

Senior Notes

In November 2024, the Company completed a registered public offering and sale of the Notes and received proceeds of approximately $1.24 billion, net of fees and expenses paid. The Company used the net proceeds of the offering to fully redeem its outstanding 4.875% senior notes due 2025 and to redeem in part its outstanding 4.200% senior notes due 2026.

In November 2024, the Company fully redeemed its 4.875% notes due 2025 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the date of the redemption. The total consideration was approximately $511 million. The Company also partially redeemed $750 million of the outstanding aggregate amount of the 4.200% senior notes due 2026 at a redemption price of 101.006%. The total consideration, including accrued unpaid interest to the date of its redemption was approximately $764 million. As a result of the aforementioned redemptions, the Company recorded a total loss on debt extinguishment of $13 million.

In December 2024, the Company repaid the outstanding aggregate principal amount of its 4.000% senior notes, plus accrued and unpaid interest upon maturity for total consideration of $205 million.

In February 2024, Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) downgraded the Company’s senior unsecured debt rating to “Ba3” and “BB-”, respectively. As a result, the Company’s outstanding senior notes aggregating to approximately $3.1 billion at that time (the “Coupon-Step Notes”) were subject to an interest rate increase of 25 basis points for each downgrade, or 50 basis points in the aggregate. The change to the interest rate due to the Moody’s and S&P downgrades collectively increased the Company’s interest expense by approximately $16 million on an annualized basis at the time of the downgrades (approximately $12 million in 2024). The partial redemption of the 4.200% senior notes due 2026 during the fourth quarter of 2024 decreased the aggregate amount of the Coupon-Step Notes to $2.3 billion, resulting in a reduction of the Company’s annualized interest expense impact of the February 2024 Moody’s and S&P downgrades by approximately $4 million, reducing the aggregate annualized impact of the downgrades to approximately $12 million beginning in 2025.

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

Fair Value Hedges

At December 31, 2024, the Company had approximately $1.0 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027 and $500 million of principal on the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. The swap designated as a fair value hedge associated with the $100 million of principal on the 4.000% senior notes due 2024, matured on December 2024, concurrent with the maturity of the notes.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, with an aggregate notional amount of $1.3 billion. During the fourth quarter of 2024, the Company closed two of these cross-currency swaps, ahead of maturities of January 2025 and February 2025, with an aggregate notional amount of $900 million and received total consideration of approximately $27 million. Also, during the fourth quarter of 2024, the Company entered into three new cross-currency swaps, two maturing in November 2026 and one in November 2028, with an aggregate notional amount of $770 million. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest.

During the third quarter of 2022, the Company entered into two cross-currency swaps with an aggregate notional amount of $1.0 billion, maturing in September 2027 and September 2029. These swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest.

At December 31, 2024, the Company has cross-currency swaps outstanding with an aggregate notional amount of approximately $2.1 billion. The Company has elected the spot method for assessing the effectiveness of these contracts.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2025. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of accumulated other comprehensive income (loss) until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2024, the Company had approximately $337 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2024, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2025. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statements of Operations.

The following table presents the fair value of derivative financial instruments at December 31, 2024 (in millions):

Asset (Liability)
Derivatives designated as effective hedges:
Cash flow hedges:
Foreign currency contracts	$8
Fair value hedges:
Interest rate swaps	(30)
Net investment hedges:
Cross-currency swaps	27

Derivatives not designated as effective hedges:
Foreign currency contracts	17
Total	$22

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2024, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2024. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (1)	$4,660	$87	$1,735	$502	$2,336
Interest on debt (2)	2,223	297	482	380	1,064
Lease obligations (3)	646	110	191	138	207
Purchase obligations (4)	1,183	994	147	35	7
Total (5)	$8,712	$1,488	$2,555	$1,055	$3,614

(1)Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2024. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.
(2)Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2024, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2024. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.
(3)Amounts represent lease liabilities on operating leases as of December 31, 2024. See Footnote 13 of the Notes to Consolidated Financial Statements.
(4)Primarily consists of purchase commitments with suppliers entered into as of December 31, 2024, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(5)Total does not include contractual obligations reported as of December 31, 2024 balance sheet as current liabilities, except for the current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $355 million in unrecognized tax benefits at December 31, 2024 is excluded from the preceding table. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2024, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 18 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2024, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue is measured as the amount of consideration to which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company applies judgment, including contractual rates and historical payment trends, when estimating variable consideration.

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
Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2024, the carrying values for goodwill and indefinite-lived intangible assets were $3.0 billion and $937 million, respectively.

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally are one level below the operating segment level. The Company’s operations are comprised of six reporting units, within its three primary operating segments. The Company has the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, the Company may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test.

When a qualitative goodwill test is performed, the Company analyzes factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance of the reporting unit. If the qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount the Company performs the quantitative test, which measures the amount of the goodwill impairment, if any.

During the fourth quarter of 2024, the Company elected to perform a qualitative assessment for the Writing reporting unit and a quantitative assessment for the Commercial and Baby reporting units. Based on the Company’s qualitative assessment, the Company concluded there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of the reporting unit below the carrying value; therefore, a quantitative goodwill impairment analysis was not required for the Writing reporting unit.

In performing a quantitative assessment, the Company estimates the fair value of each reporting unit by using the income approach. The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units; assignment of assets and liabilities to reporting units; and estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value.

The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections reflecting the Company’s latest projections which included, among other things, the impact of current and projected financial performance of the reporting unit at the time the Company performed its impairment testing. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information.
Indefinite-lived intangibles

As part of the Company’s annual indefinite-lived intangible asset impairment testing (primarily tradenames), the Company has the option to first analyze qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance. The

Company performs a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that an indefinite-lived intangible asset is not impaired. If the Company performs a quantitative test, an impairment loss will only be recognized for the amount by which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the total carrying value of the asset.

During the fourth quarter of 2024, the Company elected to perform qualitative assessments for two indefinite-lived intangible assets in the Learning and Development segment and quantitative assessments for two indefinite-lived intangible assets in the H&CS segment as well as two for the L&D segment. Based on the Company’s qualitative assessments, the Company concluded there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of those indefinite-lived intangible assets below the carrying value; therefore, a quantitative impairment analysis was not required for the two indefinite-lived intangible assets in the L&D segment.

The quantitative testing of indefinite-lived intangibles (primarily tradenames) under established guidelines for impairment requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During the fourth quarter of 2024, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charge of $85 million associated with one tradename in the H&CS segment, as the carrying value exceeded the fair value. The decline in the fair value of the tradename in the H&CS segment was the result of downward revision of forecasted revenue mainly due to a distribution loss, which the Company was informed of during the fourth quarter of 2024. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradename would have resulted in an incremental impairment charge on the H&CS segment of $22 million. During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that the indefinite-lived tradenames in the H&CS and L&D segments were impaired. During the third quarter of 2024, the Company recorded non-cash impairment charges of $190 million and $70 million for the indefinite-lived tradenames in the H&CS and in the L&D segments, respectively, as the carrying values exceeded their fair values.

During the fourth quarter of 2024, in conjunction with its annual impairment testing, one tradename in the L&D segment had a fair value within 10% of its associated carrying value of $135 million. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair value of the tradename would have resulted in an impairment charge of $10 million in the L&D segment.

The Company has experienced headwinds due to soft global demand and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. The Company expects that current market contraction is reflective of a reset of demand levels. If the demand continues to contract or the business fails to regain lost distribution, additional declines in the fair value of reporting units or certain tradenames may occur resulting in an impairment charge. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending continue to decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

See Footnotes 1 and 7 of the Notes to Consolidated Financial Statements for further information associated with non-cash indefinite-lived intangibles impairment charges resulting from its annual test and triggering events during 2024.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2024 and 2023.

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 25%; fixed income approximately 70%; multi-sector fixed income approximately 5% and nominal for cash, alternative investments and other at December 31, 2024. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2024, the domestic plan assets were allocated as follows: equities approximately 19% and other investments (alternative investments, fixed-income securities, cash and other) approximately 81%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2024, 2023 and 2022, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $14 million, $57 million and loss of $220 million, respectively, versus an expected return on plan assets of approximately $47 million, $52 million and $47 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans, postretirement benefit obligations, including supplemental executive retirement plans (“SERPs”) for 2025 are estimated to be approximately $20 million, as compared to the 2024 contributions of approximately $23 million.

The weighted average expected return on plan assets assumption for 2024 was approximately 5.4% for all of the Company’s pension plans. The weighted average discount rate at the 2024 measurement date used to measure the pension plans’ (including SERPs’) benefit obligations and postretirement benefit obligations was approximately 5.1% and 4.9%, respectively. A 25 basis points decrease in the discount rate at the 2024 measurement date would increase the pension plans’, including postretirement and SERPs projected benefit obligations, by approximately $20 million.

The healthcare cost trend rates used in valuing the Company’s postretirement benefit obligation are established based upon actual healthcare cost trends and consultation with actuaries and benefit providers. At December 31, 2024, the current weighted average healthcare cost trend rate assumption was approximately 6.3%. The current healthcare cost trend rate is assumed to gradually decrease through 2038 to an ultimate healthcare cost trend rate of 4.8%. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.
International Operations

The Company’s non-U.S. businesses accounted for approximately 38%, 37% and 35% of net sales for 2024, 2023 and 2022, respectively (see Footnote 17 of the Notes to Consolidated Financial Statements).

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
•the Company's ability to effectively execute its turnaround plan, including Project Ovid, the Realignment Plan and other restructuring and cost saving initiatives;
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
•the Company’s ability to maintain effective internal control over financial reporting;
•risk associated with the use of artificial intelligence in the Company’s operations and the Company’s ability to properly manage such use;
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
•the impact of climate change and the increased focus of governmental and non-governmental organizations and customers on sustainability issues, as well as external expectations related to environmental, social and governance considerations;
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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2024, approximately $1.0 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $3.6 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2024, a hypothetical 1% increase in these variable interest rates would increase interest expense by approximately $10 million and decrease the fair value of debt by approximately $202 million.

While the Company transacts business principally in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian Dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2024, approximately 38% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 9%; British Pound, approximately 5% and Canadian Dollar and Mexican Peso, approximately 4% each. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. In this sensitivity analysis, all other assumptions are constant and assumes that a change in one currency’s rate relative to the U.S. dollar would not impact another currency’s rates relative to the U.S. dollar.

The Company is exposed to the price risk that the rising cost of commodities has on certain of its raw materials. As such, the Company monitors the commodities markets and from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. The Company did not enter into any commodity-based derivatives during 2024 and 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessments –Baby and Commercial Reporting Units Goodwill and Certain Indefinite-Lived Tradenames

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived tradenames balances were $3.0 billion and $844 million, respectively, as of December 31, 2024. The goodwill associated with the Commercial and Baby reporting units was $747 million and $415 million, respectively; and certain indefinite-lived tradenames were $725 million. Goodwill and indefinite-lived tradenames are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. Management performed quantitative assessments for the Baby and Commercial reporting units and certain indefinite-lived tradenames. In performing the quantitative assessments, management estimated the fair value of each reporting unit using the income approach, specifically the discounted cash flow method. Management also performed quantitative assessments for certain indefinite-lived tradenames, where fair value was determined using the relief from royalty or the excess earnings method depending on the individual tradename. Management’s impairment assessments require significant use of judgment and assumptions such as (i) the identification of reporting units, assignment of assets and liabilities to reporting units, and the estimation of future cash flows, business growth rates, terminal values, discount rates, and total enterprise value for reporting units, (ii) the cash flow projections, royalty rate, terminal value and discount rate under the relief from royalty method for a certain indefinite-lived tradename, and (iii) the cash flow projections and discount rates under the excess earnings method for certain indefinite-lived tradenames. As a result of the assessments, no impairment charges were recorded related to goodwill for the Baby and Commercial reporting units, and non-cash impairment charges of $345 million were recorded for certain indefinite-lived tradenames.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill for the Commercial and Baby reporting units and for certain indefinite-lived tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Commercial and Baby reporting units and certain indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the estimation of future cash flows, business growth rates, and discount rates for the Commercial and Baby reporting units, (b) the cash flow projections, royalty rate, and discount rate under the relief from royalty method for a certain indefinite-lived tradename, and (c) the cash flow projections and discount rates under the excess earnings method for certain indefinite-lived tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, material weaknesses existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived tradenames, including controls over the valuation of the Company’s Commercial and Baby reporting units and certain indefinite-lived tradenames. These procedures also included, among others, (i) evaluating and determining the nature and extent of audit procedures performed and evidence obtained that are responsive to the material weaknesses which existed during the year, (ii) testing management’s process for developing the fair value estimates of the Commercial and Baby reporting units and certain indefinite-lived tradenames; (iii) evaluating the appropriateness of the discounted cash flow, relief from royalty, and excess earnings methods used by management; (iv) testing the completeness and accuracy of underlying data used in the valuation methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the (a) estimation of future cash flows, business growth rates, and discount rates for the Commercial and Baby reporting units, (b) cash flow projections, royalty rate, and discount rate under the relief from royalty method for a certain indefinite-lived tradename, and (c) cash flow projections and discount rates under the excess earnings method for certain indefinite-lived tradenames. Evaluating management’s assumptions related to the estimation of future cash flows and business growth rates for the Commercial and Baby reporting units and the cash flow projections for certain indefinite-lived tradenames involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Commercial and Baby reporting units and indefinite-lived tradenames; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods and (ii) the reasonableness of the discount rate assumption for the Commercial and Baby reporting units, and the discount rate and royalty rate assumptions for certain indefinite-lived tradenames.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 14, 2025

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in millions, except per share data)

Year Ended December 31,	2024	2023	2022
Net sales	$7,582	$8,133	$9,459
Cost of products sold	5,034	5,780	6,625
Gross profit	2,548	2,353	2,834
Selling, general and administrative expense	2,083	2,001	2,033
Restructuring costs, net	45	95	15
Impairment of goodwill, intangibles and other assets	353	342	474
Operating income (loss)	67	(85)	312
Non-operating expenses:
Interest expense, net	295	283	235
Loss on extinguishment and modification of debt	14	—	1
Other (income) expense, net	18	175	(81)
Income (loss) before income taxes	(260)	(543)	157
Income tax provision (benefit)	(44)	(155)	(40)

Net income (loss)	$(216)	$(388)	$197

Weighted average common shares outstanding:
Basic	415.5	414.1	415.7
Diluted	415.5	414.1	417.4

Earnings (loss) per share:
Basic	$(0.52)	$(0.94)	$0.47
Diluted	$(0.52)	$(0.94)	$0.47

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(216)	$(388)	$197
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(99)	20	(113)
Unrecognized pension and postretirement costs	(16)	113	(17)
Derivative financial instruments	24	(12)	1
Total other comprehensive income (loss), net of tax	(91)	121	(129)
Total comprehensive income (loss)	$(307)	$(267)	$68
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2024	2023
Assets:
Cash and cash equivalents	$198	$332
Accounts receivable, net	878	1,195
Inventories	1,400	1,531
Prepaid expenses and other current assets	299	296
Total current assets	2,775	3,354
Property, plant and equipment, net	1,157	1,212
Operating lease assets	466	515
Goodwill	3,038	3,071
Other intangible assets, net	2,008	2,488
Deferred income taxes	806	806
Other assets	754	717
Total assets	$11,004	$12,163
Liabilities:
Accounts payable	$891	$1,003
Other accrued liabilities	1,459	1,565
Short-term debt and current portion of long-term debt	87	329
Total current liabilities	2,437	2,897
Long-term debt	4,508	4,575
Deferred income taxes	178	241
Operating lease liabilities	418	446
Other noncurrent liabilities	712	892
Total liabilities	8,253	9,051
Commitments and contingencies (Footnote 18)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2024 and 2023)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 442.3 shares and 439.6 shares issued at December 31, 2024 and 2023, respectively)	442	440
Treasury stock, at cost (26.2 and 25.3 shares at December 31, 2024 and 2023, respectively)	(634)	(627)
Additional paid-in capital	6,866	6,915
Retained deficit	(2,942)	(2,726)
Accumulated other comprehensive loss	(981)	(890)
Total stockholders’ equity	2,751	3,112
Total liabilities and stockholders’ equity	$11,004	$12,163
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(216)	$(388)	$197
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	323	334	296
Impairment of goodwill, intangibles and other assets	353	342	474
(Gain) loss from sale of businesses and investments	2	(1)	(136)
Deferred income taxes	(114)	(283)	97
Stock based compensation expense	74	50	12
Pension settlement	(1)	126	—
Loss on extinguishment and modification of debt	14	—	1
Other, net	(18)	(33)	(24)
Changes to operating accounts, excluding the effects of divestitures:
Accounts receivable	241	67	130
Inventories	70	673	(276)
Accounts payable	(96)	(50)	(536)
Accrued liabilities and other, net	(136)	93	(507)
Net cash provided by (used in) operating activities	496	930	(272)

Cash flows from investing activities:
Capital expenditures	(259)	(284)	(312)
Proceeds from sale of divested businesses and investments	14	11	617
Proceeds from settlement of swaps	60	43	25
Other investing activities, net	34	31	13
Net cash provided by (used in) investing activities	(151)	(199)	343

Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	(91)	(488)	619
Payments on current portion of long-term debt	(701)	(2)	(1,091)
Proceeds from short-term debt with original maturities greater than 90 days	431	—	—
Payments on short-term debt with original maturities greater than 90 days	(431)	—	—
Net proceeds from issuance of long-term debt	1,237	—	989
Payments on long-term debt	(750)	—	—
Debt extinguishment and modification costs	(14)	(1)	—
Repurchase of shares of common stock	—	—	(325)
Cash dividends	(118)	(184)	(385)
Equity compensation activity and other, net	(14)	11	(39)
Net cash used in financing activities	(451)	(664)	(232)

Exchange rate effect on cash, cash equivalents and restricted cash	(36)	(9)	(13)
Increase (decrease) in cash, cash equivalents and restricted cash	(142)	58	(174)
Cash, cash equivalents and restricted cash at beginning of period	361	303	477
Cash, cash equivalents and restricted cash at end of period	$219	$361	$303

Supplemental disclosures:
Restricted cash at beginning of period	$29	$16	$37
Restricted cash at end of period	21	29	16
Cash paid for income taxes, net of refunds	173	103	172
Cash paid for interest	319	298	244

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2021	$450	$(609)	$7,734	$(2,535)	$(882)	$4,158
Comprehensive income (loss)	—	—	—	197	(129)	68
Dividends declared on common stock - $0.92 per share	—	—	(380)	—	—	(380)
Equity compensation, net of tax	2	(14)	11	—	—	(1)
Common stock purchased and retired	(13)	—	(312)	—	—	(325)
Other	—	—	(1)	—	—	(1)
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(388)	121	(267)
Dividends declared on common stock - $0.44 per share	—	—	(185)	—	—	(185)
Equity compensation, net of tax	1	(4)	48	—	—	45
Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(216)	(91)	(307)
Dividends declared on common stock - $0.28 per share	—	—	(121)	—	—	(121)
Equity compensation, net of tax	2	(7)	72	—	—	67
Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Basis of Presentation and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape, negatively impacted the Company’s operating results, cash flows and financial condition in 2024, and are to some degree expected to persist into 2025. As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, tariffs, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

During the fourth quarter of 2024, in conjunction with the Company’s annual impairment testing, the Company recorded a non-cash impairment charge of $85 million related to one tradename in the H&CS segment as the carrying value exceeded the fair value. The decline in the fair value of the tradename in the H&CS segment was the result of downward revision of forecasted revenue mainly due to a distribution loss, which the Company was informed of during the fourth quarter of 2024. An impairment test was also performed for the Company’s goodwill resulting in no impairment.

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

Goodwill

Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and generally are one level below the operating segment level. The Company’s operations are comprised of six reporting units, within its three primary operating segments. The Company has the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. However, the Company may elect to perform a quantitative goodwill impairment test in lieu of the qualitative test.

When a qualitative goodwill test is performed, the Company analyzes factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance of the reporting unit. If the qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount the Company performs the quantitative test, which measures the amount of the goodwill impairment, if any.

In performing a quantitative assessment, the Company estimates the fair value of each reporting unit by using the income approach. The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units; assignment of assets and liabilities to reporting units; and estimation of future cash flows, business growth rates, terminal values, discount rates and total enterprise value.

The income approach used is the discounted cash flow methodology and is based on five-year cash flow projections reflecting the Company’s latest projections which included, among other things, the impact of current and projected financial performance of the reporting unit at the time the Company performed its impairment testing. The cash flows projected are analyzed on a debt-free basis (before cash payments to equity and interest-bearing debt investors) in order to develop an enterprise value from operations for the reporting unit. A provision is made, based on these projections, for the value of the reporting unit at the end of the forecast period, or terminal value. The present value of the finite-period cash flows and the terminal value are determined using a selected discount rate. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

Indefinite-lived intangibles

As part of the Company’s annual indefinite-lived intangible asset impairment testing (primarily tradenames), the Company has the option to first analyze qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The evaluation of qualitative factors includes an assessment of relevant facts, events, and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance. The Company performs a quantitative test when qualitative factors alone are not sufficient to conclude whether it is more likely than not that an indefinite-lived intangible asset is not impaired. If the Company performs a quantitative test, an impairment loss will only be recognized for the amount by which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the total carrying value of the asset.

The quantitative testing of indefinite-lived intangibles (primarily tradenames) under established guidelines for impairment requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million. Factored receivables under the Customer Receivables Purchase Agreement at December 31, 2024 were approximately $270 million, an increase of approximately $30 million from December 31, 2023.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell up to $225 million, between February and April of each year and up to $275 million at all other times, of certain customer receivables without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE and the SPE sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. The balance of outstanding accounts receivables sold to the financial institution as of December 31, 2024 was approximately $145 million, an increase of approximately $100 million from December 31, 2023.

The Company accounts for receivables sold under both factoring agreements as sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheet. The Company classifies the proceeds received from the sales of accounts receivable as an operating cash flow and collections of accounts receivables not yet submitted to the financial institutions as financing cash flow in the Consolidated Statements of Cash Flows. The Company records the discounts as other (income) expense, net in the Consolidated Statements of Operations.

Supplier Finance Program Obligations

In June 2024, the Company entered into an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company with various financial institutions who, at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “New SCF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the New SCF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the New SCF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the New SCF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the New SCF Program, nor does it have any economic interest in a supplier’s decision to participate in the New SCF Program. Amounts due to suppliers participating in the New SCF Program are included in accounts payable in the Consolidated Balance Sheets and amounts paid to suppliers participating in the New SCF Program are classified as operating cash flows in the Consolidated Statements of Cash Flows. Supplier payment terms for those participating in the program averaged approximately 130 days.

Prior to the New SCF Program, a global financial institution offered a voluntary supply chain finance program (the “Former SCF Program”) which similarly enabled suppliers, at their sole discretion, to sell their receivables due from the Company to the financial institution on a non-recourse basis. Pursuant to the Second Amendment (defined hereafter), a lender under the Credit Revolver

(defined hereafter) that also participated in the Former SCF Program secured its related financing pursuant to the terms of the Credit Revolver. See Footnote 9 for further information. In April 2024, the Company exercised its right to terminate the Former SCF Program with the financial institution. The Former SCF Program was terminated in August 2024. The termination did not materially impact the Company’s operating results, financial condition or liquidity. There were no outstanding payment obligations relating to the Former SCF Program as of December 31, 2024.

The following table sets forth the outstanding payment obligations due to the third-party vendor at December 31, 2024 and to the financial institution at December 31, 2023, and activities related to the suppliers who participated in the New SCF Program or the Former SCF Program (collectively, the “Supplier Finance Programs”), for the years ended December 31, (in millions):

	2024	2023
Balance at beginning of period	$96	$100
Invoices participating in the Supplier Finance Programs	137	336
Invoices paid to the applicable financial institution or third-party vendor	(219)	(340)
Balance at end of period	$14	$96

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and highly liquid investments that have an original maturity of three months or less when purchased. Restricted cash reflects cash received on previously sold customer receivables in connection with the factoring programs that are required to be remitted to a financial institution. Restricted cash is reported as prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

Capitalized Software Costs

The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software. Capitalized software costs are evaluated annually for indicators of impairment, including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values. Capitalized software are included in other intangible assets, net in the Consolidated Balance Sheets. See Footnote 7 for further information.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses (“SG&A”) and totaled $417 million, $371 million and $387 million in 2024, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to SG&A as incurred. These costs totaled $123 million, $117 million and $140 million in 2024, 2023 and 2022, respectively.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that is currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update require that a public entity disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”), amount for other segment items by reportable segment and a description of its composition, segment profit and loss and assets, additional measures of segment profit used by the CODM in assessing segment performance and the title and position of the CODM, as well as an explanation of how the CODM uses the reported measures in assessing segment performance and deciding allocation of resources. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 and it did not have a material impact on its consolidated financial statements. See Footnote 17 for further information.

Footnote 2 — Divestiture Activity

2023

On November 30, 2023, the Company sold its Millefiori business, based in Italy, in the Home and Commercial Solutions segment to a third party for purchase price that is not material to the Company. As a result, the Company recorded an immaterial, pretax gain which is included in other (income) expense, net in Consolidated Statements of Operations.

2022

On March 31, 2022, the Company sold its Connected Home and Security (“CH&S”) business unit to Resideo Technologies, Inc., for approximately $593 million. As a result, during the year ended December 31, 2022, the Company recorded a pretax gain of $136 million, which was included in other (income) expense, net in Consolidated Statements of Operations.

Footnote 3 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”), net of tax, as of and for the years ended December 31, 2024 and 2023 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2022	$(688)	$(309)	$(14)	$(1,011)
Other comprehensive income (loss) before reclassifications	9	18	(16)	11
Amounts reclassified to earnings	11	95	4	110
Net current period other comprehensive income (loss)	20	113	(12)	121
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Other comprehensive income (loss) before reclassifications	(100)	(14)	14	(100)
Amounts reclassified to earnings	1	(2)	10	9
Net current period other comprehensive income (loss)	(99)	(16)	24	(91)
Balance at December 31, 2024	$(767)	$(212)	$(2)	$(981)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pretax (income) expense of (in millions):

	2024	2023	2022
Cumulative translation adjustment	$1	$11	$6
Pension and postretirement costs (1)	(2)	130	13
Derivative financial instruments (2)	13	5	(21)

(1)See Footnote 11 for further information.
(2)See Footnote 10 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2024	2023	2022
Foreign currency translation adjustments	$33	$(20)	$2
Pension and postretirement costs	(5)	36	(10)
Derivative financial instruments	8	(4)	1
Income tax provision (benefit) related to AOCL	$36	$12	$(7)

Footnote 4 — Restructuring

The Company has engaged and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs and other exit costs associated with restructuring activities. The Company’s accrual for severance and other employee separation costs depends on whether the costs result from an ongoing severance plan or are one-time costs. The Company accounts for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or if our historical experience is to routinely provide certain benefits to impacted employees. The Company recognizes severance costs when it is probable that benefits will be paid and the amount can be reasonably estimated. The Company estimates one-time severance and other employee costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. The Company recognizes these costs when it identifies the specific classification or functions of the employees being terminated, notifies the employees who might be included in the termination, and expects to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, the Company records the cost of their severance over the remaining service period. All cash payments are expected to be paid within one year of charges being incurred.

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Organizational Realignment Plan

In January 2024, the Company announced an organizational realignment (the “Realignment Plan”), which is expected to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. Remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025. Restructuring and restructuring-related charges associated with these actions were estimated to be in the range of $75 million to $90 million. This estimate of charges consists primarily of $60 million to $70 million related to cash severance payments and other termination benefits, $11 million to $16 million associated with office space reduction and consolidation and approximately $4 million of other charges. The Company expects the majority of the aggregate charges to be cash expenditures.

The Company commenced organizational realignment activities during the first quarter of 2024. During the twelve months ended December 31, 2024, the Company recorded restructuring and restructuring-related charges of $37 million and $15 million, respectively. The Company has incurred aggregate charges of $52 million since inception in connection with the Realignment Plan.

In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its corporate headquarters in Atlanta, Georgia, which will allow it to consolidate five different facilities and bring together employees in the area into a single location. Also in June 2024, the Company entered into an agreement with an unrelated third party to sell and leaseback its current headquarters facility. The transaction closed during the fourth quarter of 2024 and the Company received cash proceeds for the sale, for a purchase price that is not material to the Company. The Company intends to occupy the current facility while waiting to build-out the new facility, which is anticipated to be completed during the first half of fiscal year 2025. The Company wrote down the carrying value of the assets to their fair value less cost to sell and recorded a net charge of $8 million inclusive of a fair market value adjustment related to the below market rental payments associated with the sale leaseback transaction, which was recorded within impairment of goodwill, intangibles and other assets in the Consolidated Statements of Operations for the twelve months ended December 31, 2024. The net charge of $8 million was included in the $15 million restructuring-related charges mentioned above. See Footnote 13 for further information.

Network Optimization Project

In May 2023, the Company announced a restructuring and cost savings initiative that is intended to simplify and streamline its North American distribution network (the “Network Optimization Project”) in order to improve the Company’s cost structure and operating margins while maintaining focus on customer and consumer fulfillment. The Network Optimization Project incorporated a variety of initiatives, including a reduction in the overall number of distribution centers, an optimization of distribution by location, and completion of select automation investments intended to further streamline the Company’s cost structure and to maximize operating performance. These actions were substantially implemented by the end of 2024. The Company estimated that it will incur approximately $37 million to $49 million in restructuring and restructuring-related charges associated with execution of the Network Optimization Project. This estimate of charges consists primarily of $8 million to $11 million related to cash severance payments and other termination benefits and approximately $29 million to $38 million associated with industrial site reductions. The Company expects that approximately $35 million to $44 million of the aggregate charges will be cash expenditures.

In connection with the Network Optimization Project, the Company recorded restructuring charges of $3 million and $7 million for the twelve months ended December 31, 2024 and 2023, respectively. The Company also recorded restructuring-related charges of $18 million and $16 million for the twelve months ended December 31, 2024 and 2023, respectively. The Company has incurred aggregate charges of $44 million since inception of the Network Optimization Project.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and reduce overhead costs. The Company estimated that it will incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. The Company expects approximately $95 million to $120 million of the aggregate charges will be cash expenditures. While the program was mostly complete by the end of 2023, charges were recognized during 2024, as the Company completed remaining actions in accordance with local regulations and consultation requirements.

In connection with Project Phoenix, the Company recorded restructuring charges of $2 million and $78 million for the twelve months ended December 31, 2024 and 2023, respectively. The Company also recorded restructuring-related charges of $8 million and $19 million for the twelve months ended December 31, 2024 and 2023, respectively. The Company has incurred aggregate charges of $107 million since inception of Project Phoenix.

Restructuring charges, net and restructuring-related charges incurred from inception for the Realignment Plan, Network Optimization Project and Project Phoenix (collectively, the “Plans”) were as follows (in millions):

	Severance and termination costs	Contract termination and other costs	Total restructuring costs	Restructuring-related costs	Total costs
Realignment Plan	$35	$2	$37	$15	$52
Network Optimization Project	6	4	10	34	44
Project Phoenix	78	2	80	27	107
	$119	$8	$127	$76	$203

Restructuring charges, net and restructuring-related charges incurred by reportable business segment in connection with the Plans, since inceptions were as follows (in millions):

	Total restructuring costs	Restructuring-related costs	Total costs
Home and Commercial Solutions	$51	$38	$89
Learning and Development	27	1	28
Outdoor and Recreation	15	10	25
Corporate	34	27	61
	$127	$76	$203

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related charges in connection with various discrete initiatives. The Company recorded $3 million, $10 million and $15 million of other restructuring costs during the twelve months ended December 31, 2024, 2023 and 2022, respectively.

Restructuring-related charges are recorded in cost of products sold, SG&A and impairment of other assets in the Consolidated Statements of Operations based on the nature of the underlying charges incurred. During the twelve months ended December 31, 2024, 2023 and 2022, the Company recorded other restructuring-related charges of $16 million, $64 million and $24 million, respectively.

Restructuring costs incurred by reportable business segment for all restructuring activities for the years ended December 31, are as follows (in millions):

	2024	2023	2022
Home and Commercial Solutions	$9	$50	$5
Learning and Development	14	18	4
Outdoor and Recreation	4	11	5
Corporate	18	16	1
	$45	$95	$15
Accrued restructuring costs activity for the year ended December 31, 2024 are as follows (in millions):

	Balance at December 31, 2023	Restructuring Costs, Net	Payments	Balance at December 31, 2024
Severance and termination costs	$30	$40	$(58)	$12
Contract termination and other costs	—	5	(5)	—
	$30	$45	$(63)	$12
Accrued restructuring costs activity for the year ended December 31, 2023 are as follows (in millions):

	Balance at December 31, 2022	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2023
Severance and termination costs	$7	$89	$(66)	$—	$30
Contract termination and other costs	—	6	(5)	(1)	—
	$7	$95	$(71)	$(1)	$30

Footnote 5 — Inventories

Inventories are stated at the lower of cost or net realizable value, with cost generally determined using first-in, first-out method. The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party.

The components of inventories were as follows at December 31, (in millions):

	2024	2023
Raw materials and supplies	$183	$214
Work-in-process	155	173
Finished products	1,062	1,144
	$1,400	$1,531

Footnote 6 — Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2024	2023
Land	$65	$75
Buildings and improvements	522	678
Machinery and equipment	2,392	2,517
	2,979	3,270
Less: Accumulated depreciation	(1,822)	(2,058)
	$1,157	$1,212
Depreciation expense was $188 million, $225 million and $196 million in 2024, 2023 and 2022, respectively.

Footnote 7 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2024 and 2023 (in millions):

			December 31, 2024
Segments:	Net Book Value at December 31, 2023	Foreign Currency Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,324	(33)	2,291	3,378	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,071	$(33)	$3,038	$8,218	$(5,180)

				December 31, 2023
Segments:	Net Book Value at December 31, 2022	Impairment Charges	Foreign Currency Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$—	$747	$4,052	$(3,305)
Learning and Development	2,551	(241)	14	2,324	3,411	(1,087)
Outdoor and Recreation	—	—	—	—	788	(788)
	$3,298	$(241)	$14	$3,071	$8,251	$(5,180)

The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2024 and 2023 (in millions):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life (1)	$844	$—	$844	$1,535	$—	$1,535	N/A
Tradenames - other (1)	531	(135)	396	232	(105)	127	2-15
Capitalized software	661	(543)	118	628	(512)	116	3-12
Patents and intellectual property	13	(13)	—	22	(20)	2	3-14
Customer relationships and distributor channels	1,025	(375)	650	1,078	(370)	708	3-30
	$3,074	$(1,066)	$2,008	$3,495	$(1,007)	$2,488

(1)In alignment with the Company’s strategy, the Company determined that certain tradenames with aggregate carrying values of $322 million no longer met the criteria to be classified as indefinite-lived tradenames effective January 1, 2024. The estimated useful lives range from 10 to 15 years, which increased the Company’s annual amortization expense by approximately $25 million.

Amortization expense for intangible assets was $135 million, $109 million and $100 million in 2024, 2023 and 2022, respectively.

At December 31, 2024, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2025	$122
2026	110
2027	104
2028	93
2029	87
Thereafter	648

During 2024, the Company elected to perform a qualitative assessment for the Writing reporting unit, with goodwill of $1.9 billion and concluded that there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of the reporting unit below the carrying value; therefore, a quantitative goodwill impairment analysis was not required for the Writing reporting unit. The Company elected to perform quantitative assessments for the Commercial and Baby reporting units with goodwill of $747 million and $415 million, respectively. Based on the Company’s quantitative assessments, no impairment charges were recorded for the Commercial and Baby reporting units.

During 2024, the Company elected to perform qualitative assessments for two indefinite-lived tradenames in the L&D segment, with total carrying values of $119 million. Based on the qualitative assessments, the Company concluded there were no events or circumstances that rise to a level that would more likely that not reduce the fair value of those indefinite-lived tradenames below the carrying value; therefore, a quantitative impairment analysis was not required for two indefinite-lived tradenames in the L&D segment. The Company elected to perform quantitative assessments for indefinite-lived tradenames in the H&CS and L&D segments with total carrying values of $725 million. Refer to the following table for the results of the quantitative assessments.

The impairment charges for goodwill and indefinite-lived tradenames were recorded in the Company’s reporting segments as follows for the years ended December 31, (in millions):

	2024 (1)	2023 (2)	2022 (3)
Home and Commercial Solutions	$275	$76	$444
Learning and Development	70	241	30
Outdoor and Recreation	—	22	—
	$345	$339	$474

(1)During the fourth quarter of 2024, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charge of $85 million associated with one tradename in the H&CS segment, as the carrying value exceeded the fair value. The decline in the fair value of the tradename in the H&CS segment was the result of downward revision of forecasted revenue mainly due to a distribution loss, which the Company was informed of during the fourth quarter of 2024. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradename would have resulted in an incremental impairment charge on the H&CS segment of $22 million. During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that the indefinite-lived tradenames in the H&CS and L&D segments, were impaired. During the third quarter of 2024, the Company recorded non-cash impairment charges of $190 million and $70 million for the indefinite-lived tradenames in the H&CS and in the L&D segments, respectively, as the carrying values exceeded their fair values.
(2)During the fourth quarter of 2023, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $68 million associated with two tradenames in the H&CS segment, as the carrying values exceeded the fair values. The decline in the fair values of the tradenames in the H&CS segment were due to current market contraction, reflecting a reset of demand levels. During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the O&R segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the O&R segment was impaired and recorded a non-cash impairment charge of $22 million for the indefinite-lived tradename in the O&R segment, as the carrying value of the tradename exceeded its fair value. Also, during the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the L&D segment as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill was impaired and recorded a non-cash impairment charge of $241 million as the carrying value of the reporting unit exceeded its fair value. During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the H&CS segment as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure that is impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value.
(3)During the fourth quarter of 2022, in conjunction with its annual impairment testing, the Company recorded aggregate non-cash impairment charges of $270 million associated with two tradenames in the H&CS segment and one tradename in the L&D segment, as the carrying values exceeded their fair values. The decline in fair values for one tradename in the H&CS segment and the tradename in the L&D segment reflected a further downward revision to the forecasted cash flows used in connection with the third quarter triggering event assessment, driven by inflationary pressures which are impacting discretionary spending behavior of consumers at higher rates than previously expected, including higher than expected overhead costs. The decline in fair value for the remaining tradename in the H&CS segment reflected a change in management’s assumptions, including the timing of a labor shortage recovery in a certain international market, which negatively impacted the long-term profitability estimates used to develop the forecasted cash flow projections for the annual impairment test. During the third quarter of 2022, the Company concluded that a triggering event had occurred for two indefinite-lived tradenames in the H&CS segment, as a result of a downward revision of forecasted cash flows due to softening global demand, as retailers significantly pulled back on orders in an effort to rebalance inventory and rising interest rates. The decline in global demand is driven primarily by inflationary pressures which are impacting the discretionary spending behavior of consumers. The Company also concluded that a triggering event had occurred for two indefinite-lived tradenames in the L&D segment, as a result of rising interest rates and inflationary pressures. The Company performed a quantitative impairment test and determined that the indefinite-lived tradenames in the H&CS segment and two indefinite-lived tradenames in the L&D segment were impaired. During the third quarter of 2022, the Company recorded an aggregate non-cash impairment charge of $40 million, as the carrying values of these tradenames exceeded their fair values.

The Company continues to evaluate its brand strategy including the assessment of indefinite-lived criteria which may impact the future estimated intangible amortization.

Footnote 8 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2024	2023
Customer accruals	$601	$659
Accrued compensation	249	190
Operating lease liabilities	110	122
Accrued income taxes	88	89
Accrued marketing and freight expenses	73	71
Accrued interest expense	72	74
Accrued self-insurance liabilities, contingencies and warranty	68	92
Other	198	268
	$1,459	$1,565

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

Footnote 9 — Debt

The following is a summary of outstanding debt, net of unamortized issuance costs and original issue discount, at December 31, (in millions):

	2024	2023
4.000% senior notes due 2024 (1)	$—	$198
4.875% senior notes due 2025	—	498
3.900% senior notes due 2025 (2)	47	47
4.200% senior notes due 2026	1,233	1,980
6.375% senior notes due 2027	486	488
6.625% senior notes due 2029	477	486
6.375% senior notes due 2030	741	—
6.625% senior notes due 2032	494	—
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (1) (2)	40	131
Other debt	2	1
Total debt	4,595	4,904
Short-term debt and current portion of long-term debt	(87)	(329)
Long-term debt	$4,508	$4,575
(1)Included in short-term debt and current portion of long-term debt at December 31, 2023.
(2)Included in short-term debt and current portion of long-term debt at December 31, 2024.

Senior Notes

In November 2024, the Company completed a registered public offering and sale of $750 million of aggregate principal amount of 6.375% senior notes due 2030 (the “2030 Notes”) and $500 million of aggregate principal amount of 6.625% senior notes due 2032 (the “2032 Notes”) (collectively the “Notes”) and received proceeds of approximately $1.24 billion, net of fees and expenses paid. The Notes were issued pursuant to an Indenture, dated as of November 19, 2014, between the Company (formerly known as “Newell Rubbermaid Inc.”) and U.S. Bank Trust Company, National Association (formerly known as “U.S. Bank National Association”), as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture relating to the 2030 Notes, dated November 13, 2024 (the “First Supplemental Indenture”), by and between the Company and the Trustee, and the Second Supplemental Indenture relating to the 2032 Notes, dated November 13, 2024 (the “Second Supplemental Indenture” and, collectively with the First Supplemental Indenture, the “Supplemental Indentures”), by and between the Company and the Trustee. The Supplemental Indentures provide, among other things, that the Notes are senior unsecured obligations of the Company and include covenants that limit the ability of the Company and its subsidiaries to incur or guarantee additional debt, create or permit certain liens, redeem or repurchase certain debt, consummate certain asset sales, make certain loans and investments, consolidate, merge, or sell all or substantially all of the Company and its subsidiaries assets, enter into certain transactions with affiliates and pay distributions on, or redeem or repurchase the Company’s capital stock, subject in each case to certain qualifications and exceptions, including the termination of certain of these covenants upon the Notes receiving investment grade credit ratings. The Company used the proceeds of the offering to fully redeem its outstanding 4.875% senior notes due 2025 and to redeem in part its outstanding 4.200% senior notes due 2026.

In November 2024, the Company fully redeemed its 4.875% notes due 2025 at a redemption price equal to 100% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the date of the redemption. The total consideration was approximately $511 million. The Company also partially redeemed $750 million of the outstanding aggregate amount of the 4.200% senior notes due 2026 at a redemption price of 101.006%. The total consideration, including accrued unpaid interest to the date of its redemption was approximately $764 million. As a result of the aforementioned redemptions, the Company recorded a total loss on debt extinguishment of $13 million.

In December 2024, the Company repaid the outstanding aggregate principal amount of its 4.000% senior notes, plus accrued and unpaid interest upon maturity for total consideration of $205 million.

Rating Downgrades

In February 2024, Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) downgraded the Company’s senior unsecured debt rating to “Ba3” and “BB-”, respectively. As a result, the Company’s outstanding senior notes aggregating to approximately $3.1 billion at that time (the “Coupon-Step Notes”) were subject to an interest rate increase of 25 basis points for each downgrade, or 50 basis points in the aggregate. The change to the interest rate due to the Moody’s and S&P downgrades collectively increased the Company’s interest expense by approximately $16 million on an annualized basis at the time of the downgrades (approximately $12 million in 2024). The partial redemption of the 4.200% senior notes due 2026 during the fourth quarter of 2024 decreased the aggregate amount of the Coupon-Step Notes to $2.3 billion, resulting in a reduction of the Company’s annualized interest expense impact of the February 2024 Moody’s and S&P downgrades by approximately $4 million, reducing the aggregate annualized impact of the downgrades to approximately $12 million beginning in 2025.

Revolving Credit Facility

At December 31, 2023, the Company maintained a $1.5 billion senior unsecured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On March 27, 2023, the Company entered into an amendment (the “First Amendment”) to (i) include non-cash expenses resulting from grants of stock awards among the items that may be added to Consolidated Net Income when calculating Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined in the First Amendment, and (ii) lower the Interest Coverage Ratio, as defined in the First Amendment, for the fiscal quarters ending on June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024.

On February 7, 2024, the Company, certain of its subsidiaries, as subsidiary borrowers, and certain of its subsidiaries, as subsidiary guarantors, entered into a second amendment to the Credit Revolver agreement (the “Second Amendment”). The Second Amendment, among other things, (i) reduced the commitments of the lenders from $1.5 billion to $1.0 billion, (ii) replaced the Company’s existing financial covenants with new financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Second Amendment), (iii) required the Company and certain of the Company’s domestic and foreign subsidiaries (collectively, the “Guarantors”) to guarantee all obligations under the Credit Revolver including, without limitation, obligations in respect of extensions of credit to any of the borrowers, certain hedging obligations, certain cash management obligations, and certain supply chain financing obligations, and (iv) required the Company and the other Guarantors to grant a lien and security interest in certain of its assets consisting of eligible accounts receivable, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. See Footnote 1 for further information with respect to the Company’s Supplier Finance Programs.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2024, the Company had $40 million of outstanding borrowings under the Credit Revolver and approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver, with a net availability of approximately $925 million. Availability under the Credit Revolver is subject to change in accordance with the terms thereof, including in response to changes to the Company’s pledged collateral value or outstanding borrowings and letters of credit under the Credit Revolver.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2024 and thereafter are as follows (in millions):

2025	2026	2027	2028	2029	Thereafter	Total
$87	$1,235	$500	$2	$500	$2,336	$4,660

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, as well as additional covenants contained in the 2030 Notes and 2032 Notes, such as described above. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates for the years ended December 31, are as follows:

	2024	2023	2022
Total debt	5.8%	5.2%	4.3%
Short-term debt	8.0%	6.9%	4.0%

At December 31, 2024 and 2023, unamortized deferred debt issue costs were $32 million and $24 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2024		2023
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,624	$4,553	$4,633	$4,772

The carrying amounts of all other significant debt approximates fair value.

Footnote 10 — Derivatives and Foreign Currency Operations

Derivatives

Derivative financial instruments are generally used to manage certain interest rate and foreign currency risks. These instruments, from time to time, may primarily include interest rate swaps, forward starting interest rate swaps and forward exchange contracts. The Company’s forward exchange contracts generally do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.

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

Fair Value Hedges

At December 31, 2024, the Company had approximately $1.0 billion notional amount of interest rate swaps that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against $500 million of principal on the 6.375% senior notes due 2027 and $500 million of principal on the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt. The swap designated as a fair value hedge associated with the $100 million of principal on the 4.000% senior notes due 2024, matured on December 2024, concurrent with the maturity of the notes.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. The Company previously entered into three cross-currency swaps, maturing in January 2025, February 2025 and September 2027, with an aggregate notional amount of $1.3 billion. During the fourth quarter of 2024, the Company closed two of these cross-currency swaps, ahead of maturities of January 2025 and February 2025, with an aggregate notional amount of $900 million and received total consideration of approximately $27 million. Also, during the fourth quarter of 2024, the Company entered into three new cross-currency swaps, two maturing in November 2026 and one in November 2028, with an aggregate notional amount of $770 million. Each of these cross-currency swaps was designated as a net investment hedge of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed rate of Euro-based interest and receives a fixed rate of U.S. dollar interest.

During the third quarter of 2022, the Company entered into two cross-currency swaps with an aggregate notional amount of $1.0 billion, maturing in September 2027 and September 2029. These swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a floating rate of Euro-based interest and receives a floating rate of U.S. dollar interest.

At December 31, 2024, the Company has cross-currency swaps outstanding with an aggregate notional amount of approximately $2.1 billion. The Company has elected the spot method for assessing the effectiveness of these contracts.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized income of $35 million, $38 million and $31 million, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2025. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption in the statements of operations as the underlying hedged item. At December 31, 2024, the Company had approximately $337 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2024, the Company had approximately $1.0 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2025. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Consolidated Statements of Operations.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2024	2023
	Balance Sheet Location	Assets (Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$9	$1
Foreign currency contracts	Other accrued liabilities	(1)	(13)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(7)	(15)
Interest rate swaps	Other noncurrent liabilities	(23)	(4)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	30	22
Cross-currency swaps	Other assets	38	15
Cross-currency swaps	Other noncurrent liabilities	(41)	(119)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	21	7
Foreign currency contracts	Other accrued liabilities	(4)	(14)

Total		$22	$(120)

The Company recognized income of $26 million, expense of $17 million and expense of $13 million in other (income) expense, net, during 2024, 2023 and 2022, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are generally offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pretax gain and (loss) activity for 2024, 2023 and 2022 related to derivative financial instruments designated as effective hedges:

	2024		2023		2022
	Gain (Loss)		Gain (Loss)		Gain (Loss)
(in millions)	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income	Recognized in OCL (1)	Reclassified from AOCL to Income
Interest rate swaps (2)	$—	$(8)	$—	$(5)	$—	$(6)
Foreign currency contracts (3)	19	(5)	(21)	—	24	27
Cross-currency swaps (4)	133	—	(80)	—	21	—
Total	$152	$(13)	$(101)	$(5)	$45	$21

(1)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(2)Portion reclassified from AOCL to income recognized in interest expense, net and in loss on extinguishment of debt.
(3)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(4)Portion reclassified from AOCL to income recognized in other (income) expense, net.
At December 31, 2024, deferred net gains of approximately $9 million within AOCL are expected to be reclassified to earnings over the next twelve months.
Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to AOCL. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other (income) expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2024, 2023 and 2022 were $6 million, $10 million and $41 million, respectively.

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Over funded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) expense, net in the Consolidated Statements of Operations. In 2025, the amount of AOCL expected to be recognized related to defined benefit pension and postretirement benefit plans is expense of $2 million and income of $3 million, respectively.

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

The Company has supplemental executive retirement plans (“SERPs”), which includes features of both nonqualified defined benefit and defined contribution plans pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERPs are primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees as well as cash and mutual funds. The life insurance contracts are accounted for using the investment method. All premiums paid and proceeds received associated with the life insurance policies are included as investing activities in the Consolidated Statements of Cash Flows. The life insurance contracts had a cash surrender value of $142 million at December 31, 2024 and $139 million at December 31, 2023. The value of the Company’s investments in the life insurance contracts at their cash surrender value, cash and mutual funds as of December 31, 2024 and 2023, was $148 million and $141 million, respectively, and is included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $86 million and $95 million at December 31, 2024 and 2023, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets. The life insurance policies on both active and former key employees had aggregate net death benefits of $258 million as of December 31, 2024. The SERP liabilities are disclosed in the table hereafter; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.

The Company’s matching contributions to the Company’s contributory 401(k) plans were $34 million for 2024 and $37 million for each of 2023 and 2022.

U.K. Defined Benefit Plan

In January 2024, the Company received a court ruling with respect to determining the benefits certain pensioners related to an international subsidiary were entitled to receive upon converting their defined benefit to a defined contribution. During the first quarter of 2024, the legal proceeding was concluded and the Company reduced its underlying pension obligation by approximately $11 million, with a corresponding offset to AOCL.

In April 2023, the Company completed a “buy-out” of approximately 7% of the PBO of one of its U.K. defined benefit pension plans (“U.K. Plan”). The “buy-out” was completed by the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In September 2023, the Company completed the “buy-out” of the remaining PBO of the aforementioned plan through the execution of a Deed Poll Agreement and a Deed of Assignment with an insurance company. In connection with these transactions, the Company recorded a pretax settlement loss of $66 million in other (income) expense, net, in the Company’s Consolidated Statements of Operations, related to the recognition of previously unrecognized actuarial losses reclassified from AOCL to losses.

U.S. Defined Benefit Plan Partial Buyout

In October 2023, the Company entered into an agreement with an insurance company to purchase a group annuity contract to settle approximately $163 million of PBO for approximately 55% of retirees in one of its U.S. defined benefit pension plans. In November 2023, the Company completed the “buy-out” and in connection with the transaction, the Company recorded a pretax settlement loss of $60 million in other (income) expense, net, in the Company’s Consolidated Statements of Operations, related to the recognition of previously unrecognized actuarial losses reclassified from AOCL to losses. The transaction or the transfer of the pension liability to the insurance company was funded with the plan’s existing assets. In April 2024, the plan received a refund of approximately $7 million from the insurance company as a result of various data changes from the original annuity estimate. The refund is an asset of the plan.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s qualified noncontributory defined benefit pension plans as well as the Company’s material nonqualified retirement plans including its other postretirement benefit plans and SERPs at December 31, (dollars in millions):

	Pension Benefits				Postretirement Benefits		SERPs
	United States		International
Change in benefit obligation:	2024	2023	2024	2023	2024	2023	2024	2023
Benefit obligation at beginning of year	$617	$836	$244	$417	$26	$30	$95	$100
Service cost	—	—	3	3	—	—	—	—
Interest cost	29	39	9	15	1	1	4	5
Actuarial (gain) loss	—	(26)	(4)	(13)	2	(2)	(2)	1
Amendments	—	—	(12)	—	—	—	—	—
Currency translation	—	—	(10)	14	—	—	—	—
Benefits paid	(48)	(68)	(13)	(20)	(4)	(3)	(11)	(11)
Curtailments, settlements and other	—	(164)	(9)	(172)	—	—	—	—
Benefit obligation at end of year (1)	$598	$617	$208	$244	$25	$26	$86	$95
Change in plan assets:
Fair value of plan assets at beginning of year (2)	668	843	176	354	—	—	—	—
Actual return on plan assets	14	57	1	(10)	—	—	—	—
Contributions	—	—	8	12	4	3	11	11
Currency translation	—	—	(6)	13	—	—	—	—
Benefits paid	(48)	(68)	(13)	(20)	(4)	(3)	(11)	(11)
Settlements and other	—	(164)	(6)	(173)	—	—	—	—
Fair value of plan assets at end of year (2)	$634	$668	$160	$176	$—	$—	$—	$—
Funded status at end of year	$36	$51	$(48)	$(68)	$(25)	$(26)	$(86)	$(95)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$36	$51	$24	$23	$—	$—	$—	$—
Accrued current benefit cost—other accrued liabilities	—	—	(4)	(4)	(4)	(4)	(10)	(11)
Accrued noncurrent benefit cost— other noncurrent liabilities	—	—	(68)	(87)	(21)	(22)	(76)	(84)
Net amount recognized	$36	$51	$(48)	$(68)	$(25)	$(26)	$(86)	$(95)

Assumptions
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.51%	4.94%	3.80%	3.82%	4.94%	4.84%	5.36%	4.91%
Long-term rate of compensation increase	—%	—%	2.39%	2.37%	—%	—%	—%	3.00%
Current health care cost trend rates	—%	—%	—%	—%	6.31%	5.87%	—%	—%
Ultimate health care cost trend rates	—%	—%	—%	—%	4.84%	4.50%	—%	—%
(1)The accumulated benefit obligation for all defined benefit pension plans was $799 million and $854 million at December 31, 2024 and 2023, respectively. The accumulated benefit obligation for the SERPs was $86 million and $95 million at December 31, 2024 and 2023, respectively.
(2)The preceding table reflects the benefit obligation associated with the Company’s pension benefits including its postretirement benefit plans and the SERPs. There are no plan assets associated with the Company’s postretirement benefit plans. The SERPs are primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees as well as cash and mutual funds. As of December 31, 2024 and 2023, the value of the Company’s investments in the life insurance contracts at their cash surrender value, cash and mutual funds was $148 million and $141 million, respectively, which have been excluded from the fair value of plan assets, as they do not qualify as plan assets. Such asset values exceeded the SERPs obligation by $62 million and $46 million as of December 31, 2024 and 2023, respectively.

The current healthcare cost trend rate gradually declines through 2038 to the ultimate trend rate and remains level thereafter.

Summary of under-funded or non-funded pension benefit plans with projected benefit obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2024	2023
Projected benefit obligation	$184	$315
Fair value of plan assets (1)	27	129

Summary of pension plans with accumulated obligations in excess of plan assets at December 31, (in millions):

	Pension Benefits
	2024	2023
Accumulated benefit obligation	$175	$309
Fair value of plan assets (1)	22	129

(1)The preceding tables reflect the benefit obligation associated with the Company’s nonqualified pension benefits including its postretirement benefit plans and the SERPs. There are no plan assets associated with the Company’s postretirement benefit plans. The SERPs are primarily funded through a trust agreement with a trustee that owns life insurance policies on both active and former key employees as well as cash and mutual funds, which are not reflected in the fair value of plan assets above.

Pension and Postretirement Benefit Expense

The components of pension, postretirement benefit and SERPs expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$3	$3	$4
Interest cost	29	39	23	9	15	8
Expected return on plan assets	(47)	(52)	(47)	(6)	(11)	(6)
Amortization:
Prior service cost	—	—	—	1	3	1
Net actuarial loss	—	3	14	2	3	2
Curtailment, settlement and termination costs	—	60	—	(1)	66	—
Total (income) expense	$(18)	$50	$(10)	$8	$79	$9
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	4.94%	5.36%	2.65%	3.82%	4.07%	1.61%
Effective rate for interest on benefit obligations	4.85%	5.24%	2.14%	3.75%	4.00%	1.46%
Effective rate for service cost	—%	—%	—%	2.57%	3.20%	0.96%
Effective rate for interest on service cost	—%	—%	—%	2.48%	3.06%	0.78%
Long-term rate of return on plan assets	6.00%	5.88%	4.75%	3.99%	3.61%	1.06%
Long-term rate of compensation increase	—%	—%	—%	2.37%	2.41%	2.27%

	Postretirement Benefits			SERPs
	2024	2023	2022	2024	2023	2022
Interest cost	$1	$1	$1	$4	$5	$3
Amortization:
Net actuarial (gain) loss	(5)	(6)	(5)	—	—	1
Total (income) expense	$(4)	$(5)	$(4)	$4	$5	$4
Assumptions
Weighted average assumption used to calculate net periodic cost:
Effective discount rate for benefit obligations	4.84%	5.11%	2.34%	4.91%	5.18%	2.56%
Effective rate for interest on benefit obligations	4.81%	5.04%	1.77%	4.85%	5.09%	2.04%
Effective rate for service cost	4.99%	4.97%	1.98%	—%	—%	2.94%
Effective rate for interest on service cost	4.90%	4.90%	1.67%	—%	—%	2.97%
Long-term rate of compensation increase	—%	—%	—%	3.00%	3.00%	3.00%

The components of net periodic pension, postretirement and SERPs costs other than the service cost component are included in other (income) expense, net in the Consolidated Statements of Operations.

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

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part on plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 25%; fixed income approximately 70%; multi-sector fixed-income approximately 5% and nominal for cash, alternative investments and other at December 31, 2024. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.
The composition of domestic pension plan assets at December 31, 2024 and 2023 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2024
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$121	$121
Fixed income securities and funds	249	—	—	249	252	501
Alternative investments	—	—	—	—	1	1
Cash and other	9	2	—	11	—	11
Total	$258	$2	$—	$260	$374	$634

	Plan Assets — Domestic Plans
	December 31, 2023
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$—	$70	$70
Fixed income securities and funds	250	—	—	250	329	579
Alternative investments	—	—	—	—	2	2
Cash and other	15	2	—	17	—	17
Total	$265	$2	$—	$267	$401	$668

The composition of international pension plan assets at December 31, 2024 and 2023 is as follows (in millions):

	Plan Assets — International Plans
	December 31, 2024
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$4	$4	$—	$8	$—	$8
Fixed income securities and funds	3	5	—	8	—	8
Cash, insured assets and other	3	131	10	144	—	144
Total	$10	$140	$10	$160	$—	$160

	Plan Assets — International Plans
	December 31, 2023
	Fair Value Measurements
Asset Category	Level 1	Level 2	Level 3	Subtotal	NAV-based assets	Total
Equity securities and funds	$3	$4	$—	$7	$—	$7
Fixed income securities and funds	4	6	—	10	—	10
Cash, insured assets and other	4	145	10	159	—	159
Total	$11	$155	$10	$176	$—	$176
A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2024 and 2023 is as follows (in millions):

Total
Balance at December 31, 2022	$194
Purchases, sales, settlements and other, net	(184)
Balance at December 31, 2024 and 2023	$10
Contributions and Estimated Future Benefit Payments
During 2025, the Company expects to make no cash contributions to its domestic defined benefit plan, approximately $6 million to its international defined benefit plans, $4 million to its other postretirement benefit plans and $10 million to its SERPs.
Estimated future benefit payments under the Company’s defined benefit pension plans, other postretirement benefit plans and SERPs are as follows at December 31, 2024 (in millions):

	2025	2026	2027	2028	2029	Thereafter
Pension benefits	$67	$66	$68	$67	$67	$315
Postretirement benefits	4	4	3	3	2	9
SERPs	10	10	9	8	8	32

Footnote 12 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2024	2023	2022
Domestic	$(708)	$(995)	$(698)
Foreign	448	452	855
Total	$(260)	$(543)	$157
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2024	2023	2022
Current:
Federal	$(52)	$56	$(245)
State	10	1	6
Foreign	112	71	102
Total current	70	128	(137)
Deferred:
Federal	(101)	(232)	163
State	(15)	(40)	(34)
Foreign	2	(11)	(32)
Total deferred	(114)	(283)	97
Total income tax provision (benefit)	$(44)	$(155)	$(40)
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31:

	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	1.4	5.7	(14.8)
U.S. foreign inclusions and foreign tax credit (1)	(6.3)	(2.4)	(43.5)
Foreign rate differential	9.5	12.3	(47.2)
Change in uncertain tax positions (2)	34.6	—	16.7
Change in valuation allowance reserve	(1.5)	(9.2)	(13.8)
Impairments	—	1.0	20.7
Sale of businesses	—	(0.9)	(21.2)
Capital loss	1.0	1.4	—
Reversal of outside basis difference	(0.3)	11.2	1.6
Non-deductible compensation	(5.4)	(1.1)	1.9
Return to provision	0.6	1.5	(11.3)
Other taxes	(7.4)	(1.8)	4.5
U.S. income inclusions on asset transfers	(28.4)	(10.1)	50.3
Foreign exchange	0.2	—	2.0
Other tax credits	2.9	1.8	1.0
Other	(5.0)	(1.9)	6.6
Effective rate	16.9%	28.5%	(25.5)%
(1)The Company accounts for tax on global intangible low-taxed income (“GILTI”) as a period cost and the effects are included herein.
(2)Includes $64 million, or 24.6%, income tax benefit as a result of the completion of tax authorities’ examination in the U.S. for the years 2011 to 2015 and Brazil for years 2015 to 2017.

At December 31, 2024, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $4.6 billion. A portion of these earnings were previously subject to U.S. federal taxation via various U.S. foreign inclusion provisions. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2024 and recognized deferred income taxes of approximately $13 million, primarily related to the future withholding tax effects of those unremitted foreign earnings. With respect to unremitted earnings of $4.6 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.
Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2024	2023
Deferred tax assets:
Accruals	$180	$190
Inventory	73	74
Pension and postretirement benefits	34	38
Net operating losses	302	322
Foreign tax credits	16	16
Capital loss carryforward	36	43
Operating lease liabilities	139	153
Capitalized research and development expenses	79	68
Interest expense carryforward	134	91
Amortizable intangibles	16	—
Financial instruments	—	35
Other	82	87
Total gross deferred tax assets	1,091	1,117
Less valuation allowance	(171)	(184)
Net deferred tax assets after valuation allowance	920	933
Deferred tax liabilities:
Accelerated depreciation	(110)	(112)
Amortizable intangibles	—	(69)
Operating lease assets	(122)	(140)
Financial instruments	(10)	—
Other	(50)	(47)
Total gross deferred tax liabilities	(292)	(368)
Net deferred tax assets	$628	$565

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2024	2023
Noncurrent deferred tax assets	$806	$806
Noncurrent deferred tax liabilities	(178)	(241)
Net deferred tax assets	$628	$565

At December 31, 2024, the Company has net operating losses (“NOLs”) of approximately $1.2 billion, which comprise of $150 million in the U.S. and $1.0 billion outside of the U.S. Approximately $794 million of these NOLs do not expire and approximately $395 million expire between 2025 and 2044. At December 31, 2024, the Company has approximately $1.7 billion of post-apportioned state NOLs of which $782 million do not expire and $964 million expire between 2025 and 2044.

The Company has U.S. foreign tax credits of $16 million which expire between 2028 and 2033. The Company has approximately $139 million of U.S. capital loss carryforwards of which approximately $84 million were generated at December 31, 2020, $42 million were generated at December 31, 2021 and $13 million were generated at December 31, 2024. These U.S. capital loss carryforwards can be carried back three years and carried forward five years. The Company has approximately $192 million of post-apportioned state capital loss carryforwards of which $27 million was generated at December 31, 2018, $148 million was generated at December 31, 2020, $13 million was generated at December 31, 2021 and $4 million was generated at December 31, 2022. Of these post-apportioned state capital loss carryforwards, $134 million can be carried back three years and carried forward five years, and $58 million can be carried forward five years.

The Company had a noncurrent income tax receivable of $311 million and $290 million as of December 31, 2024 and 2023, respectively. In 2024, the Company paid $25 million of tax for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act as the Internal Revenue Service (“IRS”) has not yet processed the amended 2017 tax return, which the Company filed during the year ended December 31, 2022. The 2017 U.S. federal income tax return was amended to carry back foreign tax credits generated in 2018 and capital losses generated in 2018 and 2020.

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

At December 31, 2024, the Company has a valuation allowance recorded against certain deferred tax assets, primarily state and foreign NOLs, foreign capital losses and U.S. foreign tax credits, which the Company believes do not meet the more likely than not threshold to be realized due to uncertainty of future taxable income within the applicable tax jurisdictions. A valuation allowance of $171 million and $184 million was recorded against certain deferred tax asset balances at December 31, 2024 and 2023, respectively. For 2024, the Company recorded a net valuation allowance decrease of $13 million, primarily related to the utilization of NOLs in Argentina due to improved ongoing operations, the write-off of NOLs, capital losses and corresponding valuation allowances due to liquidation of various subsidiaries in Canada, Luxembourg and Hong Kong, netted with recording additional valuation allowances due to excess interest expense in Luxembourg, as well as other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations. For 2023, the Company recorded a net valuation allowance increase of $36 million, primarily related to NOLs in Switzerland, Luxembourg and Argentina and capital losses in Hong Kong, netted with a write-off of NOLs and the related valuation allowance resulting from the liquidation of various subsidiaries in Luxembourg, Netherlands and China, as well as other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations.

The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2024	2023	2022
Unrecognized tax benefits, January 1,	$463	$476	$457
Increases (decreases):
Increases in tax positions for prior years	5	—	1
Decreases in tax positions for prior years	(90)	(19)	(3)
Increase in tax positions for the current period	5	12	44
Settlements with taxing authorities	(24)	—	(13)
Lapse of statute of limitations	(4)	(6)	(10)
Unrecognized tax benefits, December 31,	$355	$463	$476

If recognized, $316 million, $387 million and $412 million of unrecognized tax benefits at December 31, 2024, 2023 and 2022, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2024, the Company recognized an income tax benefit on interest and penalties of $12 million, due to the effective settlement of various tax positions under examination by the IRS further described hereafter, and offset by the accrual of current year interest on existing positions. During 2023 and 2022, the Company recognized income tax expense on interest and penalties of $9 million and $5 million, respectively, due to the accrual of current year interest on existing positions offset by the resolution of certain tax contingencies.

The Company does not anticipate any material unrecognized tax benefits will reverse within the next 12 months. It is reasonably possible due to statutes of limitation expiration, as well as activities of various worldwide taxing authorities, including proposed assessments of additional tax and possible settlement of audit issues, that additional changes to the Company’s unrecognized tax benefits could occur. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2017 to 2020, as well as certain state and non-U.S. income tax returns for various years, are under examination.

On May 14, 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS for the tax years 2011 to 2015. The Company agreed to certain adjustments raised by the IRS in the Notice. Accordingly, the Company has concluded that various income tax positions taken by the Company have been effectively settled, with the exception of the matter the Company intends to dispute as further described hereafter.

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

For finance leases, lease payments are allocated between interest expense and reduction of the liability in accordance with an amortization schedule. The corresponding asset is amortized on a straight-line basis over the lease term. Assets acquired under finance leases are reported in property, plant and equipment, net in the Consolidated Balance Sheets. The Company did not have finance leases at December 31, 2024 and 2023.

The depreciable life of leasehold improvements and other lease-related assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2024	2023
Assets
Operating leases	Operating lease assets	$466	$515
Total lease assets		$466	$515

Liabilities
Current
Operating leases	Other accrued liabilities	$110	$122
Noncurrent
Operating leases	Operating lease liabilities	418	446
Total lease liabilities		$528	$568
In June 2024, as part of optimizing the Company’s real estate footprint, the Company entered into a lease agreement for a new location of its corporate headquarters in Atlanta, Georgia. Upon control of the leased premises, the Company recorded the lease liability and right of use asset with an initial lease term of 14.5 years. See Footnote 4 for further information.

Components of lease expense for the years ended December 31, are as follows (in millions):

	2024	2023	2022
Operating lease cost:
Operating lease cost (1)	$161	$172	$172
Variable lease costs (2)	22	24	21
Finance lease cost
Amortization of leased assets	—	1	4

(1)Includes short-term leases, which are immaterial.
(2)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates for operating leases at December 31, are as follows:

	2024	2023
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	5.1%	4.3%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158	$162	$160

Right of use assets obtained in exchange for lease liabilities:
Operating leases	76	46	135

Maturities of operating lease liabilities at December 31, 2024, are as follows (in millions):

2025	$110
2026	108
2027	83
2028	75
2029	63
Thereafter	207
Total lease payments	646
Less: imputed interest	(118)
Present value of lease liabilities	$528

Footnote 14 — Weighted Average Shares Outstanding

The computations of the weighted average shares outstanding for the years ended December 31, are as follows (in millions):

	2024	2023	2022
Basic weighted-average shares outstanding	415.5	414.1	415.7
Dilutive securities (1)	—	—	1.7
Diluted weighted-average shares outstanding	415.5	414.1	417.4
(1)For 2024 and 2023, 3.4 million and 1.5 million, respectively, potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At December 31, 2024, 2023 and 2022, there were 0.7 million, 0.8 million and 0.1 million, respectively, potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2024, 2023 and 2022 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

Share Repurchase Program

On February 6, 2022, the Company’s Board of Directors authorized a $375 million Share Repurchase Program (“SRP”), which expired on December 31, 2022. Under the SRP, the Company was able to purchase its common shares in the open market, in negotiated transactions or in other manners, as permitted by federal securities laws and other legal requirements. On February 25, 2022, the Company repurchased $275 million of its shares of common stock beneficially owned by Carl C. Icahn and certain of his affiliates, at a purchase price of $25.86 per share, the closing price of the Company’s common shares on February 18, 2022. In April 2022, the Company repurchased approximately $50 million of its shares of common stock at an average purchase price of $22.01 per share. No further repurchases were made prior to the expiration of the SRP.

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

The Company maintains a 2013 Incentive Plan and a 2022 Incentive Plan (collectively, the “Incentive Plans”), which allow for grants of stock-based awards. At December 31, 2024, there were approximately 23 million share-based awards collectively available for grant under the Incentive Plans. The 2013 Incentive Plan generally provides for stock-based awards to employees to vest over a minimum of three years, although some awards may vest earlier if granted to a new employee or if tied to the achievement of specified market or performance conditions, in which case such awards vest no earlier than one year from the date of grant. The 2022 Incentive Plan generally provides for stock-based awards to employees to vest no earlier than one year from the date of grant, subject to a de minimis exception. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

Stock Options

During 2024, the Company did not award stock options. In years in which the Company has elected to grant stock options, it has issued them at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, death or disability, in which case the options may remain outstanding and exercisable for a specified period not to exceed the remaining contractual term of the option.
The following table summarizes the changes in the number of shares of common stock for 2024 (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6.6	$22
Forfeited	(0.5)	24
Outstanding at December 31, 2024	6.1	$22	5.8	$0

Options exercisable, end of year	5.3	$22	5.6	$0

Time-Based and Performance-Based Restricted Stock Units

Time-based restricted stock unit awards (“Time-Based RSUs”) represent the right to receive unrestricted shares of stock based on continued employment and are generally subject to forfeiture if employment terminates prior to the vesting date, except a termination for death, disability or retirement. Time-Based RSU awards to employees primarily vest over a one to three-year period. In the case of retirement (as defined in the award agreement), Time-Based RSUs generally vest in part.

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

Performance-Based RSUs generally entitle recipients to shares of common stock if performance objectives are achieved, and typically vest no earlier than one year from the date of grant and no later than three years from the date of grant. The actual number of shares that will ultimately be earned is dependent on the level of achievement of the specified performance conditions. For restricted stock units with performance conditions that are based on stock price (“Stock-Price Based RSUs”), the grant date fair value of certain Stock-Price based RSUs is estimated using a Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. Performance-Based RSUs have dividend equivalents credited to the recipient that are paid only to the extent the applicable service and performance criteria are met, the Performance-Based RSUs vest and the related stock is issued.

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2024 (shares in millions):

	Restricted Stock Unit	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	12.5	$14
Granted	7.6	8
Grant adjustment (1)	(0.5)	25
Vested	(2.7)	14
Forfeited	(2.0)	12
Outstanding at December 31, 2024	14.9	$11

Expected to vest as of December 31, 2024 (2)	18.6	$9
(1)The grant adjustment primarily relates to an adjustment in the quantity of Performance-Based RSUs ultimately vested during 2024 that were dependent on the level of achievement of the specified performance conditions.
(2)The difference between the outstanding restricted stock units at December 31, 2024 and the restricted stock units expected to vest as of December 31, 2024 primarily relates to the expected achievement of the specified performance conditions for the respective outstanding Performance-Based RSUs.

The weighted-average grant-date fair values of awards granted were $8, $11 and $26 per share in 2024, 2023 and 2022, respectively. The fair values of awards that vested were $20 million, $13 million and $39 million in 2024, 2023 and 2022, respectively.

During 2024, the Company awarded 5.9 million Time-Based RSUs, which had an aggregate grant date fair value of $45 million. These Time-Based RSUs entitle recipients to shares of the Company’s common stock and vest primarily in annual installments over a three-year period, subject to continued employment.

During 2024, the Company also awarded 1.7 million Performance-Based RSUs with an aggregate grant date fair value of $13 million. These Performance-Based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

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
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation at December 31, 2024:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$77	1
Stock options	1	1
Total	$78	1

Excess tax detriments related to stock-based compensation was $5 million for 2024, $2 million for 2023 and benefit of $2 million for 2022.
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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other current assets, other assets, other accrued liabilities and other noncurrent liabilities.

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivatives:
Assets	$—	$98	$—	$98	$—	$45	$—	$45
Liabilities	—	(76)	—	(76)	—	(165)	—	(165)
Investment securities, including mutual funds	3	—	—	3	14	—	—	14

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

In 2019, the Company acquired an equity investment in a publicly traded Asian writing business, which is traded on an active exchange and therefore has a readily determinable fair value. During the third quarter of 2024, the Company sold all its equity interest in the open market for proceeds of approximately $11 million and recorded a loss of approximately $2 million within other (income) expense, net in the Consolidated Statement of Operations for the twelve months ended December 31, 2024.

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

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows. Quantitative goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows, business growth rates, terminal values and discount rates. Quantitative testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions, such as the estimation of cash flow projections, terminal values, royalty rates, contributory cross charges, where applicable, and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment testing and as circumstances require.

The following table summarizes the assets that are measured at fair value on a nonrecurring basis at December 1, (in millions):

	2024	2023
	Level 3
Indefinite-lived intangibles	$216	$544
	$216	$544

At December 31, 2024 and 2023, intangible assets of certain reporting units are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 7.5% to 9.5% for reporting unit goodwill and 7.5% to 12.0% for indefinite-lived intangible assets.

During the fourth quarter of 2024, one tradename in the Home and Commercial Solutions segment was measured at a fair value of $216 million. During the fourth quarter of 2023, two tradenames within the Home and Commercial Solutions segment were measured at fair values of $491 million and $53 million. See Footnotes 1 and 7 for further information.

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

During 2023, the Company implemented a new operating model intended to drive further simplification and unlock additional efficiencies and synergies within the Company. In connection with the new operating model, the President and Chief Executive Officer of the Company, who is the CODM reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The CODM evaluates the segments’ operating performance based on segment operating income, defined as net sales minus cost of products sold, segment SG&A (including share-based compensation at target for operating segment employees) and other segment costs. Segment SG&A includes an allocation of center-led corporate functions including the bonus for such corporate functions based on achieving a 100% of the respective target. However, the allocation of center-led corporate functions does not include share-based compensation related to such functions. Any variability in expense from such targets, favorable or unfavorable, is retained at corporate, which would be reflected as a corporate expense. The CODM considers budget-to-current forecast and prior actuals-to-current forecast variances for segment operating income on a periodic basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The Company’s segment results are as follows (in millions):
	Year Ended December 31, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$7,582	$4,071	$2,717	$794
Cost of products sold	5,034	2,856	1,537	641
Segment SG&A	1,791	933	623	235
Other segment costs (2)	372	284	84	4
Segment operating income (loss)	$385	$(2)	$473	$(86)
Corporate expenses (3)	318
Operating income	67
Interest expense, net	295
Loss on extinguishment and modification of debt	14
Other expense, net	18
Loss before income taxes	$(260)

	Year Ended December 31, 2023
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$8,133	$4,428	$2,706	$999
Cost of products sold	5,780	3,347	1,613	820
Segment SG&A	1,766	916	621	229
Other segment costs (2)	420	128	259	33
Segment operating income (loss)	$167	$37	$213	$(83)
Corporate expenses (3)	252
Operating loss	(85)
Interest expense, net	283
Other expense, net	175
Loss before income taxes	$(543)

	Year Ended December 31, 2022
	Consolidated	Home and Commercial Solutions (3)	Learning and Development	Outdoor and Recreation
Net sales (1)	$9,459	$5,194	$2,950	$1,315
Cost of products sold	6,625	3,920	1,740	965
Segment SG&A	1,879	1,037	583	259
Other segment costs (2)	488	449	34	5
Segment operating income (loss)	$467	$(212)	$593	$86
Corporate expenses (3)	155
Operating income	312
Interest expense, net	235
Loss on extinguishment and modification of debt	1
Other income, net	(81)
Income before income taxes	$157
(1)All intercompany transactions have been eliminated.
(2)Other segment costs primarily include segment restructuring costs, net and non-cash impairment of goodwill, intangibles and other assets (see Footnotes 4 and 7, respectively for further information).
(3)Corporate expenses primarily include costs of operating as a public company including retained costs of center-led corporate functions, corporate restructuring and restructuring-related costs (see Footnote 4 for further information) and non-cash impairment of corporate assets. In addition, corporate expense includes adjustments, favorable or unfavorable, between the actual bonus achieved versus the bonus at target for center-led corporate functions, as well as adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees. Incentive compensation recorded in corporate expenses increased by $85 million in 2024 as compared to 2023 and $93 million in 2023 as compared to 2022, primarily due to improved performance relative to targets under the Company’s Management Bonus Plan and increases in the expected achievements of the specified performance conditions in the Company’s respective outstanding Performance-Based RSUs (see Footnote 15 for further information).
(4)Home and Commercial Solutions segment includes the results of operations for CH&S business through March 31, 2022, which was subsequently divested (see Footnote 2 for further information).

Depreciation and amortization by segment are as follows for the years ended December 31, (in millions):

	2024	2023	2022
Home and Commercial Solutions	$153	$163	$145
Learning and Development	70	71	60
Outdoor and Recreation	39	35	34
Corporate (1)	61	65	57
	$323	$334	$296
(1)Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in the segment operating income (loss).

Capital expenditures by segment are as follows for the years ended December 31, (in millions):

	2024	2023	2022
Home and Commercial Solutions	$96	$93	$107
Learning and Development	48	60	70
Outdoor and Recreation	16	16	21
Corporate	99	115	114
	$259	$284	$312

Assets by segment are as follows at (in millions):

	December 31, 2024	December 31, 2023
Home and Commercial Solutions	$4,110	$4,713
Learning and Development	3,786	4,111
Outdoor and Recreation	541	687
Corporate	2,567	2,652
	$11,004	$12,163

The Company’s geographic net sales (1) (2) are as follows for the years ended December 31, (in millions):

	2024	2023	2022
United States	$4,732	$5,129	$6,144
Canada	319	313	375
Total North America	5,051	5,442	6,519
Europe, Middle East and Africa	1,194	1,283	1,408
Latin America	831	863	837
Asia Pacific	506	545	695
Total International	2,531	2,691	2,940
	$7,582	$8,133	$9,459
(1)All intercompany transactions have been eliminated.
(2)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The Company’s largest customer in 2024, Amazon, accounted for approximately 15% of net sales in 2024 and 13% in each of 2023 and 2022. Walmart Inc. and subsidiaries (“Walmart”), the Company’s second largest customer in 2024, accounted for approximately 14%, 15% and 14% of net sales in 2024, 2023 and 2022, respectively.

The following table disaggregates net sales(1) by major product grouping source for the years ended December 31, (in millions):

	2024	2023	2022
Commercial	$1,361	$1,434	$1,582
Kitchen	2,036	2,244	2,618
Home Fragrance	674	750	885
Connected Home and Security	—	—	109
Home and Commercial Solutions	4,071	4,428	5,194

Baby	1,008	989	1,197
Writing	1,709	1,717	1,753
Learning and Development	2,717	2,706	2,950

Outdoor and Recreation	794	999	1,315

	$7,582	$8,133	$9,459
(1)All intercompany transactions have been eliminated.

Geographic net sales(1) by segment are as follows (in millions):

	North America (2)	International (2)	Total
Year Ended December 31, 2024
Home and Commercial Solutions	$2,644	$1,427	$4,071
Learning and Development	1,980	737	2,717
Outdoor and Recreation	427	367	794
	$5,051	$2,531	$7,582

Year Ended December 31, 2023
Home and Commercial Solutions	$2,942	$1,486	$4,428
Learning and Development	1,937	769	2,706
Outdoor and Recreation	563	436	999
	$5,442	$2,691	$8,133

Year Ended December 31, 2022
Home and Commercial Solutions	$3,625	$1,569	$5,194
Learning and Development	2,156	794	2,950
Outdoor and Recreation	738	577	1,315
	$6,519	$2,940	$9,459

(1)All intercompany transactions have been eliminated.
(2)Geographic sales information is based on the region from which the products are shipped and invoiced.

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

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2024 was $39 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

In September 2017, the U.S. EPA announced an allocation process involving roughly 80 Unit 2 General Notice Letter recipients, with the intent of offering cash-out settlements to a number of parties. The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On December 16, 2022, the U.S. EPA simultaneously filed a complaint and lodged a consent decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4. On January 17, 2024, following review of public comments, the U.S. EPA filed an amended complaint and lodged a modified consent decree. U.S. EPA filed a motion to enter the modified consent decree (“Consent Decree”) on January 31, 2024, which the court granted on December 18, 2024. The Court’s Order entering the Consent Decree has been appealed. As of the date of this filing, the Company does not expect that its share of payments toward the Consent Decree, if the Consent Decree is upheld following any appellate review, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”) sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, contribution, and a declaratory judgement. The defendants, in turn, filed claims against 42 third-party defendants, and filed counterclaims against OCC (collectively, the “OCC Litigation”). The primary focus of the OCC Litigation has been certain past and future costs for investigation, design and remediation of Units 2 and

4. However, OCC has stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. OCC has also stated that it may broaden its claims in the future after completion of the Natural Resource Damage Assessment described below. In March 2023, the Court granted an unopposed motion to stay the OCC Litigation. On January 5, 2024, the Court granted a motion to extend the stay pending the Court’s adjudication of the then anticipated motion to enter the amended Consent Decree. At this time, the Company cannot predict the eventual outcome of the OCC Litigation.

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

In connection with the 2018 sale of The Waddington Group, Novolex Holdings, Inc. (the “Buyer”) filed suit against the Company in October 2019 in the Superior Court of Delaware. The Buyer generally alleged that the Company fraudulently breached certain representations in the Equity Purchase Agreement between the Company and Buyer, dated May 2, 2018, resulting in an inflated purchase price for The Waddington Group. In the year ended December 31, 2022, the Company recorded an immaterial reserve in its Consolidated Financial Statements based on its best estimate of probable loss associated with this matter. In the fourth quarter of 2024, the Buyer and the Company entered into a settlement agreement resolving the dispute, and the lawsuit was dismissed with prejudice.

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

During the fourth quarter of 2023, the Company recorded an immaterial reserve based on the outcome of a judicial ruling relating to indirect taxes in an international entity. During the first quarter of 2024, the Company paid the estimated liability to the relevant taxing authorities. Although the Company cannot predict the ultimate outcome of this contingency with certainty, it believes that any additional amounts it may be required to pay will not have a material effect on the Company’s Consolidated Financial Statements.

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements, except as otherwise described in this Footnote 18.

At December 31, 2024, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Newell Brands Inc.’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Item 8.

Remediation of Previously-Reported Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, and in subsequent quarterly reports, management concluded the following material weaknesses existed in internal control over financial reporting: the Company did not maintain effective controls over the reviews of significant assumptions used in the impairment assessment of goodwill, indefinite-lived tradenames and long-lived assets. Specifically, the control activities related to the reviews of the significant assumptions utilized in the impairment assessments were not executed, as designed, at the appropriate level of precision to prevent or detect a material misstatement.

The Company has completed the following actions in order to remediate the control deficiencies that led to the material weaknesses:

•Hired accounting personnel who have extensive experience with performing impairment assessments of goodwill, indefinite-lived tradenames and long-lived assets including the review of the significant assumptions utilized in the underlying valuation models for such assessments;
•Engaged a third-party valuation firm to assist in the preparation of the valuations of the Company’s reporting units and indefinite-lived intangible assets used in the impairment assessments, as well as utilizing such firm, if necessary, for long-lived asset impairment assessments; and
•Enhanced the level of review procedures in the execution of the control activities performed related to quantitative impairment assessments associated with the long-lived assets in which triggering events were identified as well as those associated with the Company’s annual impairment assessment for indefinite-lived tradenames and goodwill, including the development and maintenance of sufficient supporting documentation related to the control operator’s review of the significant assumptions associated with such impairment assessments.

Management completed its operating effectiveness testing of the control activities performed related to the review of significant assumptions used in the impairment assessment of goodwill, indefinite-lived tradenames and long-lived assets and determined that, as of December 31, 2024, these control activities have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2025 Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.

Information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the 2025 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” which information is incorporated by reference.

Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the 2025 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Committees — Audit Committee,” which information is incorporated by reference herein.

Information required under this Item with respect to communications between security holders and Directors will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Nomination Process,” and “Information Regarding Board of Directors and Committees and Corporate Governance — Communications with the Board,” which information is incorporated by reference herein.

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

The Company maintains a Securities Transaction Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq Stock Exchange listing standards. The Securities Transaction Policy is filed as Exhibit 19.1 to this Annual Report Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the 2025 Proxy Statement under the captions “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the 2025 Proxy Statement under the captions Stock Ownership Information and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item with respect to certain relationships and related transactions will be included in the 2025 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated by reference herein.

Information required under this Item with respect to director independence will be included in the 2025 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Independence,” which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be included in the 2025 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Reports of Independent Registered Public Accounting Firms - PricewaterhouseCoopers LLP (PCAOB ID 238)
Consolidated Statements of Operations and Comprehensive Income (Loss)— Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets —December 31, 2024 and 2023
Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements — December 31, 2024, 2023 and 2022

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2024, 2023 and 2022

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

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of Newell Brands Inc., amended as of May 9, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated May 10, 2024, File No. 001-09608).

3.4
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

4.5
First Supplemental Indenture, dated November 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 13, 2024, File No. 001-09608).

4.6
Second Supplemental Indenture, dated November 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 13, 2024, File No. 001-09608).

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

4.13
Form of 6.375% note due 2027 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, File No. 001-09608).

4.14
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

10.9*	Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 23, 2022, File No. 001-09608).
10.10*	Newell Brands Inc. 2022 Incentive Plan, as amended May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2024, File No. 001-09608).
10.11*
2022 Restricted Stock Unit Award Agreement under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to 10.1 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09608).

10.12*
2022 Non-Qualified Stock Option Agreement under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09609).

10.13*
Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended and restated August 5, 2013 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report Form 10-Q for the quarter period ended June 30, 2013).

10.14*
First Amendment, dated August 9, 2017, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 9, 2017, File No. 001-09608).

10.15*
Second Amendment, dated November 8, 2017, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.16*
Third Amendment, dated December 19, 2018, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.17*
Amendment, dated December 19, 2018, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.18*
Fifth Amendment, dated August 10, 2022, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, File No. 001-09608).

10.19*
Newell Rubbermaid Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.20*
Newell Rubbermaid Inc. Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09608).

10.21*
First Amendment, dated August 5, 2013, to the Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, File No. 001-09608).

10.22*
Amendment, dated October 30, 2018, to the Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, File No. 001-09608).

10.23*
Newell Brands Employee Savings Plan, as amended and restated, effective January 1, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.24*
Amendment No. 1, effective January 1, 2019, to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 001-09608).

10.25*
Amendment No. 2, dated December 30, 2021, to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2022, File No. 001-09608).

10.26*
Amendment No. 3, dated June 7, 2022, to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.27*
Amendment No. 4, dated December 27, 2022, to the Newell Brands Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, File No. 001-09608).

10.28*†	Amendment, effective January 1, 2024, to the Newell Brands Employee Savings Plan, effective January 18, 2018.
10.29*†	Amendment No. 6, dated December 30, 2024, to the Newell Brands Employee Savings Plan, effective January 18, 2018.
10.30*
Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-09608).

10.31*
Amendment, dated October 30, 2018, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.32*
Amendment No. 2, dated June 7, 2022, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.33*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).
10.34*
First Amendment, dated as of February 14, 2018, to the Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.35*
Second Amendment, effective as of July 26, 2019, to the Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

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

10.38*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.39*
Newell Brands Inc. 2023 Long Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.40*	Newell Brands Inc. 2024 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 22, 2024, File No. 001-09608).
10.41*
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

10.43*
Form of 2023 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the President (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.44*
Form of 2023 Non-Employee Director Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.45*
Form of 2024 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024, File No. 001-09608).

10.46*
Form of 2024 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024, File No. 001-09608).

10.47*
Form of Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2023 Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter period ending June 30, 2024, File No. 001-09608).

10.48*
Form of Non-Qualified Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.49*
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

10.52*
Compensation Arrangement with Christopher H. Peterson, dated November 21, 2018 (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.53*
Letter Agreement, dated February 9, 2022, between the Company and Christopher H. Peterson regarding Participation in the Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2022, File No. -001-09608).

10.54*
CEO Offer Letter, dated February 9, 2023, between Newell Brands Inc. and Christopher H. Peterson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2023, File No. 001-09608).

10.55*
Retirement Agreement, dated February 8, 2023, between Ravichandra K. Saligram and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.56*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).
10.57*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).
10.58*
Amendment to the Newell Brands Inc. Executive Severance Plan dated February 8, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.59*
Newell Brands Inc. 2023 Special Incentive Program Terms and Conditions effective May 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2023, File No. 001-09608).

10.60*
Form of 2023 Newell Brands Special Incentive Program RSU Award for President and CEO under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.61*
Form of 2023 Newell Brands Special Incentive Program RSU Award for CFO under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q for the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.62*
Form of 2023 Newell Brands Special Incentive Program RSU Award for Executives under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.63*
Form of 2023 Non-Employee Director Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.64*†	Newell Brands Inc. Employment Security Agreements and Executive Severance Plan Trust Agreement, Effective as of December 1, 2023.

10.65
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

10.66
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

10.67
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

10.68
Amendment No. 3, dated April 19, 2024, to the Third Amended and Restated Credit Agreement, dated as of August 31, 2022, among Newell Brands Inc., the Subsidiary Borrowers party thereto, the Guarantors from time-to-time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2024, File No. 001-09608).

10.69
Receivables Sale Agreement, dated as of October 2, 2023, among the Originators and Jarden Receivables, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

10.70
Receivables Purchase Agreement, dated as of October 2, 2023, among Jarden Receivables, LLC, Royal Bank of Canada and Newell Brands Inc., (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 5, 2023, File No. 001-09608).

ITEM 19 — INSIDER TRADING COMPLIANCE MANUAL
19.1†	Securities Transaction Policy.
ITEM 21 — SUBSIDIARIES OF THE REGISTRANT
21.1†	Subsidiaries of the Registrant.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL
23.1†	Consent of PricewaterhouseCoopers LLP.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 97— POLICY RELATING TO RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION
97.1*
Newell Brands Inc., Executive Compensation Recruitment Policy (Effective November 7, 2023) (incorporated by reference to Exhibit 97.1 to the Company’s Current Report on Form 10-K dated February 20, 2024, File No. 001-09608).

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

NEWELL BRANDS INC. Registrant

By	/s/ Mark J. Erceg
Mark J. Erceg
Title	Chief Financial Officer
Date	February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2025, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Christopher H. Peterson	President and Chief Executive Officer and Director
Christopher H. Peterson

/s/ Mark J. Erceg	Chief Financial Officer
Mark J. Erceg

/s/ Robert A. Schmidt	Chief Accounting Officer
Robert A. Schmidt

/s/ Bridget Ryan Berman	Chairman of the Board
Bridget Ryan Berman

/s/ Patrick D. Campbell	Director
Patrick D. Campbell

/s/ James Keane	Director
James Keane

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Stephanie Stahl	Director
Stephanie Stahl

/s/ Anthony Terry	Director
Anthony Terry

Schedule II
NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Credit Losses:
Year Ended December 31, 2024	$31	$8	$(3)	$(13)	$23
Year Ended December 31, 2023	31	2	(1)	(1)	31
Year Ended December 31, 2022	27	11	—	(7)	31

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2024	$184	$19	$(7)	$(25)	$171
Year Ended December 31, 2023	148	60	—	(24)	184
Year Ended December 31, 2022	186	15	(5)	(48)	148