Form 10-Q
period 2025-03-31
NEWELL BRANDS INC.
filed 2025-04-30
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
Commission File Number 1-9608

NEWELL BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Concourse Parkway NE, 8th Floor,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 25, 2025: 417.7 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,566	$1,653
Cost of products sold	1,063	1,149
Gross profit	503	504
Selling, general and administrative expenses	471	462
Restructuring costs, net	11	26
Operating income	21	16
Non-operating expenses:
Interest expense, net	72	70
Loss on extinguishment and modification of debt	—	1
Other expense, net	4	5
Loss before income taxes	(55)	(60)
Income tax benefit	(18)	(51)
Net loss	$(37)	$(9)

Weighted average common shares outstanding:
Basic	416.8	414.7
Diluted	416.8	414.7

Loss per share:
Basic	$(0.09)	$(0.02)
Diluted	$(0.09)	$(0.02)

COMPREHENSIVE INCOME (LOSS):
Net loss	$(37)	$(9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(24)
Pension and postretirement costs	3	8
Derivative financial instruments	(5)	7
Total other comprehensive loss, net of tax	(3)	(9)
Total comprehensive loss	$(40)	$(18)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$233	$198
Accounts receivable, net	892	878
Inventories	1,587	1,400
Prepaid expenses and other current assets	334	299
Total current assets	3,046	2,775
Property, plant and equipment, net	1,178	1,157
Operating lease assets	465	466
Goodwill	3,059	3,038
Other intangible assets, net	2,006	2,008
Deferred income taxes	799	806
Other assets	726	754
Total assets	$11,279	$11,004

Liabilities:
Accounts payable	$1,050	$891
Other accrued liabilities	1,240	1,459
Short-term debt and current portion of long-term debt	397	87
Total current liabilities	2,687	2,437
Long-term debt	4,523	4,508
Deferred income taxes	184	178
Operating lease liabilities	432	418
Other noncurrent liabilities	763	712
Total liabilities	8,589	8,253
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2025 and December 31, 2024)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 444.7 shares and 442.3 shares issued at March 31, 2025 and December 31, 2024, respectively)	445	442
Treasury stock, at cost (27.0 shares and 26.2 shares at March 31, 2025 and December 31, 2024, respectively)	(639)	(634)
Additional paid-in capital	6,847	6,866
Retained deficit	(2,979)	(2,942)
Accumulated other comprehensive loss	(984)	(981)
Total stockholders’ equity	2,690	2,751
Total liabilities and stockholders’ equity	$11,279	$11,004
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(37)	$(9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75	85
Deferred income taxes	46	8
Stock based compensation expense	16	16
Other, net	(5)	(3)
Changes in operating accounts:
Accounts receivable	3	221
Inventories	(168)	(178)
Accounts payable	147	38
Accrued liabilities and other, net	(290)	(146)
Net cash provided by (used in) operating activities	(213)	32
Cash flows from investing activities:
Capital expenditures	(59)	(59)
Proceeds from settlement of swaps	9	8
Other investing activities, net	23	1
Net cash used in investing activities	(27)	(50)
Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	310	(131)
Proceeds from short-term debt with original maturities greater than 90 days	—	431
Payments on short-term debt with original maturities greater than 90 days	—	(200)
Cash dividends	(31)	(31)
Equity compensation activity and other, net	(9)	(9)
Net cash provided by financing activities	270	60
Exchange rate effect on cash, cash equivalents and restricted cash	3	(3)
Increase in cash, cash equivalents and restricted cash	33	39
Cash, cash equivalents and restricted cash at beginning of period	219	361
Cash, cash equivalents and restricted cash at end of period	$252	$400

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$21	$29
Restricted cash at end of period (Footnote 1)	19	28
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive loss	—	—	—	(37)	(3)	(40)
Dividends declared on common stock - $0.07 per share	—	—	(32)	—	—	(32)
Equity compensation, net of tax	3	(5)	13	—	—	11
Balance at March 31, 2025	$445	$(639)	$6,847	$(2,979)	$(984)	$2,690

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(9)	(9)	(18)
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	1	(4)	15	—	—	12
Balance at March 31, 2024	$441	$(631)	$6,900	$(2,735)	$(899)	$3,076

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies

Description of Business

Newell Brands Inc. is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2024 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as recently imposed tariffs by the current U.S. presidential administration, including those most recently announced reciprocal tariffs, some of which are currently delayed, and other countries’ retaliatory actions in response to such tariffs. The Company is actively working on the deployment of a mitigation strategy to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition and are to some degree expected to persist into the remainder of the year. As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, tariffs, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures inclusive of the impact of tariffs. Accordingly, the Company’s results of operations and cash flows for the three months ended March 31, 2025 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of recently issued and proposed ASUs.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million of eligible accounts receivable. During the three months ended March 31, 2025 and 2024, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement and received proceeds of $587 million and $675 million, respectively, and collected from customers and remitted $540 million and $620 million, respectively to the financial institution. Outstanding receivables sold under the Customer Receivables Purchase Agreement at March 31, 2025 and December 31, 2024 were approximately $310 million and $270 million, respectively.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the three months ended March 31, 2025 and 2024, the Company factored receivables pursuant to the Receivables Facility and received proceeds of $248 million and $287 million, respectively, and collected from customers and remitted $280 million and $212 million, respectively to the financial institution. Outstanding receivables sold under the Receivables Facility at March 31, 2025 and December 31, 2024 were approximately $120 million and $145 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheet. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheet. Restricted cash related to both programs was $19 million and $21 million at March 31, 2025 and December 31, 2024, respectively. The Company records the discounts as other expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SFP”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SFP. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SFP, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SFP, nor does it have any economic interest in a supplier’s decision to participate in the SFP. Amounts due to suppliers participating in the SFP are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SFP are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the SFP averaged approximately 126 days.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SFP:

Balance at December 31, 2024	$14
Invoices participating in the SFP	22
Invoices paid to the third-party vendor	(17)
Balance at March 31, 2025	$19

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was not material at March 31, 2025 and December 31, 2024. The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2025 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2024	$(767)	$(212)	$(2)	$(981)
Other comprehensive income (loss) before reclassifications (1)	(1)	3	(6)	(4)
Amounts reclassified to earnings (2)	—	—	1	1
Net current period other comprehensive income (loss)	(1)	3	(5)	(3)
Balance at March 31, 2025	$(768)	$(209)	$(7)	$(984)
(1)Includes income tax provision (benefit) allocated to AOCL as follows $(22) million, $(4) million, $(2) million and $(28) million, respectively.
(2)Income tax provision (benefit) for both the three months ended March 31, 2025 and 2024 were not material. Pension and postretirement costs presented are primarily classified in other expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the for the three months ended March 31, 2025 and 2024 were not material for any of the periods presented.

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Organizational Realignment Plan

In January 2024, the Company announced a plan to strengthen its front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023 (the “Realignment Plan”). In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. Remaining actions, subject to applicable local law and consultation requirements are expected to be implemented by the end of fiscal year 2025. Restructuring and restructuring-related charges associated with these actions are estimated to be in the range of $75 million to $90 million mainly for severance payments and other termination benefits, office space reduction and consolidation, and other expenses.

In connection with the Realignment Plan, the Company recorded restructuring and restructuring-related charges for the periods indicated as follows (in millions):

	Three Months Ended March 31,		Incurred since inception
	2025	2024
Restructuring charges	$11	$22	$48
Restructuring-related charges	2	—	17
Total	$13	$22	$65

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related charges in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities. Restructuring-related charges are recorded in cost of products sold and selling, general and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations based on the nature of the underlying charges incurred.

The Company recorded restructuring charges, net and restructuring-related charges in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows:

	Three Months Ended March 31,
	2025	2024
Restructuring costs	$—	$4
Restructuring-related costs	12	13
Total	$12	$17

Restructuring charges, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Home and Commercial Solutions	$1	$7
Learning and Development	1	5
Outdoor and Recreation	1	1
Corporate	8	13
	$11	$26

Accrued restructuring costs related to all restructuring activities for the three months ended March 31, 2025 were as follows (in millions):

Balance at December 31, 2024	$12
Restructuring costs, net	11
Payments	(12)
Balance at March 31, 2025	$11

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials and supplies	$190	$183
Work-in-process	164	155
Finished products	1,233	1,062
	$1,587	$1,400

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	March 31, 2025	December 31, 2024
Land	$64	$65
Buildings and improvements	542	522
Machinery and equipment	2,449	2,392
	3,055	2,979
Less: Accumulated depreciation	(1,877)	(1,822)
	$1,178	$1,157

Depreciation expense was $43 million and $51 million for the three months ended March 31, 2025 and 2024, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2025 is as follows (in millions):

			March 31, 2025
Segments	Net Book Value at December 31, 2024	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,291	21	2,312	3,399	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,038	$21	$3,059	$8,239	$(5,180)

Other intangible assets, net, are comprised of the following (in millions):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life	$861	$—	$861	$844	$—	$844
Tradenames — other	534	(148)	386	531	(135)	396
Capitalized software	659	(542)	117	661	(543)	118
Customer relationships and distributor channels	1,031	(389)	642	1,025	(375)	650
	$3,085	$(1,079)	$2,006	$3,061	$(1,053)	$2,008

Amortization expense for intangible assets was $32 million and $34 million for the three months ended March 31, 2025 and 2024, respectively.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	March 31, 2025	December 31, 2024
Customer accruals	$560	$601
Accrued compensation	121	249
Operating lease liabilities	112	110
Other	447	499
	$1,240	$1,459

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2025	December 31, 2024
3.900% senior notes due 2025 (1)	$47	$47
4.200% senior notes due 2026	1,234	1,233
6.375% senior notes due 2027	491	486
6.625% senior notes due 2029	485	477
6.375% senior notes due 2030	742	741
6.625% senior notes due 2032	494	494
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (1)	350	40
Other debt	2	2
Total debt	4,920	4,595
Short-term debt and current portion of long-term debt	(397)	(87)
Long-term debt	$4,523	$4,508
(1)Included in short-term debt and current portion of long-term debt at March 31, 2025 and December 31, 2024.

Revolving Credit Facility

The Company maintains a $1.0 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At March 31, 2025 there was $870 million of availability based on the value of the pledged collateral prior to giving effect to outstanding borrowings and letters of credit under the Credit Revolver.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $350 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $485 million.

Other

On April 14, 2025, Moody’s Corporation (“Moody’s”) downgraded the Company’s senior unsecured debt rating to “B1”. As a result of Moody’s downgrade, certain of the Company’s outstanding senior notes aggregating to approximately $2.3 billion are subject to an interest rate adjustment of 25 basis points, with such adjustment to take effect in the fourth quarter of this year. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $6 million on an annualized basis (approximately $2 million in 2025).

The Company’s $1.2 billion, 4.200% senior notes will be maturing on April 1, 2026 (the “2026 Notes”). Following the issuance of these financial statements the Company plans to take additional steps to increase its liquidity, including pursuing a refinancing of all or substantially all of the Company’s 2026 Notes prior to their maturity. The Company believes it will be able to refinance the 2026 Notes prior to maturity in light of its most recent debt refinancing in November 2024, which was significantly oversubscribed. However, there can be no assurance that such financing would be available on terms acceptable to the Company, or at all. Absent such a refinancing; however, the Company will require additional liquidity to continue its operations over the next twelve months from the issuance of these financial statements. In the event such refinancing is not available to the Company in full or at all, the Company would need to undertake various actions including: drawing down up to the full available capacity on the Company’s Credit Revolver; deferring or eliminating discretionary capital expenditures as well as advertising and promotion expense; reducing or eliminating future dividends; and liquidation of certain assets.

The Company believes the aforementioned individual actions or a combination of such actions, its cash generating capability, and available cash and cash equivalents, would provide adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due, including the 2026 Notes, and execute its ongoing business initiatives over the next twelve months from the issuance of these financial statements. However, there can be no assurances that the Company will be successful in generating the additional liquidity, through a debt refinancing on terms acceptable to the Company or otherwise, that would be necessary to meet its obligations over the next twelve months from the issuance of these financial statements. If the Company is unable to make the payment on the 2026 Notes upon maturity, the Company would be in default of such senior notes, which would trigger cross-default provisions within other debt instruments and would have a significant adverse effect on the Company’s business, financial condition and operating results.

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates are as follows:

	Three Months Ended March 31,
	2025	2024
Total debt	6.0%	5.6%
Short-term debt	7.1%	8.3%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2025		December 31, 2024
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,506	$4,568	$4,624	$4,553

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

Interest Rate Contracts

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company may use fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps would be used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps would be used to reduce the Company’s risk of the possibility of increased interest costs. The settlement of interest rate swaps is included in interest expense, net in the Condensed Consolidated Statements of Operations.

At March 31, 2025, the Company had approximately $1.0 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.1 billion. These cross-currency swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed or floating rate of Euro-based interest and receives a fixed or floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. The Company recognized income of $9 million for both the three months ended March 31, 2025 and 2024 in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2025. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At March 31, 2025, the Company had approximately $331 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2025, the Company had approximately $753 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2026. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements of Derivative Instruments

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At March 31, 2025 and December 31, 2024, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument. At March 31, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other assets, other accrued liabilities, and other noncurrent liabilities of $32 million, $20 million, $11 million, and $119 million, respectively, and $39 million, $38 million, $8 million, and $64 million, respectively, at December 31, 2024. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at March 31, 2025 and December 31, 2024.

The gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges, recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for its cross-currency swaps. The Company recognized loss of $88 million and gain of $48 million related to the Company’s cross-currency swaps, designated or previously designated as effective hedges, for the three months ended March 31, 2025 and 2024, respectively. The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At March 31, 2025, net deferred gains to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 were benefits of 32.7% and 85.0%, respectively, due to a decrease in the forecasted tax rate for 2025 that was primarily driven by improved forecasted pretax book income year over year.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2025 and 2024 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the period ended March 31, 2025 these items increased the tax rates less than the prior period due to the higher forecasted pretax book income for 2025. In periods where forecasted pretax income is relatively low, as in 2024, the proportional impact of these items on the effective rate may be significant.

During the three months ended March 31, 2025, the Company finalized its amended 2023 U.S. federal income tax return and updated its estimate of the 2024 U.S. federal income tax return. This resulted in an aggregate reduction in current income taxes payable and an increase in deferred tax liabilities of approximately $31 million.
On July 19, 2024, the Company filed a petition in the U.S. Tax Court disputing a proposed assessment by the Internal Revenue Service (“IRS”) of $80 million in additional taxes and $34 million in penalties plus the additional interest calculated upon final settlement related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 to 2015. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result. If the IRS prevails in the assessment of additional tax, interest and penalties in excess of the Company’s current reserves, such outcome could have a material adverse effect on the Company’s financial position and results.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016.

Footnote 11 — Weighted Average Shares Outstanding

The basic and diluted weighted average shares outstanding for the three months ended March 31, 2025 and 2024 were 416.8 million and 414.7 million, respectively. The three months ended March 31, 2025 and 2024 excludes 5.9 million and 2.8 million, respectively, of potentially dilutive share-based awards as their effect would have been anti-dilutive.

At March 31, 2025, there were no potentially dilutive share awards with performance-based targets that were not met. At March 31, 2024, there were 0.7 million dilutive share awards with performance-based targets that were not met and as such, were excluded from the computation of diluted earnings per share.

Footnote 12 — Share-Based Compensation

During the three months ended March 31, 2025, in connection with its annual grant, the Company granted 2.0 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $14 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2025, primarily in connection with its annual grant, the Company also granted 5.8 million time-based RSUs with an aggregate grant date fair value of $41 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a three-year period, subject to continued employment.

Footnote 13 — Segment Information

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

The President and Chief Executive Officer of the Company, who is the Chief Operating Decision Maker (the “CODM”) reviews the businesses as three operating segments: Home and Commercial Solutions, Learning and Development and Outdoor and Recreation. This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate.

The CODM evaluates the segments’ operating performance based on segment operating income, defined as net sales minus cost of products sold, segment SG&A (including share-based compensation at target for operating segment employees) and other segment costs. Segment SG&A includes an allocation of center-led corporate functions including the bonus for such corporate functions based on achieving 100% of the respective target. However, the allocation of center-led corporate functions does not include share-based compensation related to such functions. Any variability in expense from such targets, favorable or unfavorable, is retained at corporate, which would be reflected as a corporate expense. The CODM considers budget-to-current forecast and prior actuals-to-current forecast variances for segment operating income on a periodic basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The Company’s results by segment are as follows (in millions):

	Three months ended March 31, 2025				Three months ended March 31, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$1,566	$812	$572	$182	$1,653	$893	$559	$201
Cost of products sold	1,063	591	334	138	1,149	657	328	164
Segment SG&A	409	222	139	48	399	213	132	54
Other segment costs (2)	3	1	1	1	13	7	5	1
Segment operating income (loss)	$91	$(2)	$98	$(5)	$92	$16	$94	$(18)
Corporate expenses (3)	70				76
Operating income	$21				$16
Interest expense, net	72				70
Loss on extinguishment and modification of debt	—				1
Other expense, net	4				5
Loss before income taxes	$(55)				$(60)
(1)All intercompany transactions have been eliminated.
(2)Other segment costs primarily include segment restructuring costs, net (see Footnotes 3 for further information).
(3)Corporate expenses primarily include costs of operating as a public company including retained costs of center-led corporate functions, and corporate restructuring and restructuring-related costs (see Footnote 3 for further information). In addition, corporate expense includes adjustments, favorable or unfavorable, between the actual bonus achieved versus the bonus at target for center-led corporate functions, as well as adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees.

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Home and Commercial Solutions	$33	$42
Learning and Development	16	16
Outdoor and Recreation	7	11
Corporate	19	16
	$75	$85

Assets by segment are as follows at (in millions):

	March 31, 2025	December 31, 2024
Home and Commercial Solutions	$4,141	$4,110
Learning and Development	3,865	3,786
Outdoor and Recreation	588	541
Corporate	2,685	2,567
	$11,279	$11,004

Capital expenditures by segment are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Home and Commercial Solutions	$14	$18
Learning and Development	10	10
Outdoor and Recreation	3	3
Corporate	32	28
	$59	$59

The following table disaggregates net sales (1) by major product grouping for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Commercial	$313	$324
Kitchen	376	438
Home Fragrance	123	131
Home and Commercial Solutions	812	893

Baby	238	220
Writing	334	339
Learning and Development	572	559

Outdoor and Recreation	182	201

	$1,566	$1,653
(1)All intercompany transactions have been eliminated.

The following table disaggregates net sales (1) by geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2025			2024
	North America (2)	International (2)	TOTAL	North America (2)	International (2)	TOTAL
Home and Commercial Solutions	$510	$302	$812	$576	$317	$893
Learning and Development	418	154	572	392	167	559
Outdoor and Recreation	92	90	182	108	93	201
	$1,020	$546	$1,566	$1,076	$577	$1,653
(1)All intercompany transactions have been eliminated.
(2)Geographic sales information is based on the region from which the products are shipped and invoiced.

Footnote 14 — Litigation and Contingencies

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2025 was $38 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), have been identified as PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is divided into four “operable units,” and the Company Parties have received notice letters in connection with operable Unit 4 and operable Unit 2 (which is geographically subsumed within Unit 4). The U.S. EPA has issued records of decision for Units 2 and 4 with selected remedies that are estimated to cost approximately $1.8 billion in the aggregate. In September 2017, the U.S. EPA announced an allocation process involving roughly 80 PRPs, with the intent of offering cash-out settlements to a number of parties. The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On January 31, 2024, U.S. EPA filed a motion to enter a modified consent decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4 (“Consent Decree”), which the court granted on December 18, 2024. The Court’s order entering the Consent Decree has been appealed. As of the date of this filing, the Company does not expect that its share of payments toward the Consent Decree, if the Consent Decree is upheld following any appellate review, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”) sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, including past and future costs for investigation, design and remediation of Units 2 and 4, as well as contribution and a declaratory judgement (the “OCC Litigation”). The defendants, in turn, filed claims against 42 third-party defendants and counterclaims against OCC. OCC has also stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. The OCC Litigation is stayed pending the Court’s adjudication of the entry of the Consent Decree. At this time, the Company cannot predict the eventual outcome of the OCC Litigation.

In addition, federal trustees, including the U.S. Department of Commerce and Department of the Interior, continue to undertake a Natural Resource Damage Assessment with respect to the Site, having previously identified the Company Parties, along with numerous other entities, as PRPs.

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

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Condensed Consolidated Financial Statements, except as otherwise described in this Footnote 14.

At March 31, 2025, the Company had approximately $48 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities law. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
•the Company’s ability to optimize costs and cash flow and mitigate the impact of soft global demand and retailers’ inventory rebalancing through discretionary and overhead spend management, advertising and promotion expense optimization, demand forecast and supply plan adjustments and actions to improve working capital;
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
•the impact on the Company’s operations and financial condition resulting from the current global macroeconomic environment, including the impact of tariffs imposed by the U.S. and retaliatory tariffs imposed by foreign countries, and the Company’s ability to effectively execute its mitigation plans;
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
•the Company’s ability to effectively execute its turnaround plan, including the Realignment Plan and other restructuring and cost saving initiatives;
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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
•the Company’s ability to maintain effective internal control over financial reporting;
•risk associated with the use of artificial intelligence in the Company’s operations and the Company’s ability to properly manage such use;
•a failure or breach of one of the Company’s key information technology systems, networks, processes or related controls or those of the Company’s service providers;
•the impact of U.S. and foreign regulations on the Company’s operations, including environmental remediation costs and legislation and regulatory actions related to product safety, data privacy and climate change;
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

Overview

Newell Brands Inc. is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in over 40 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).

Business Strategy

In 2023, the Company initiated a multi-year turnaround plan based on a comprehensive capability assessment and a clear set of “where to play” and “how to win” strategic choices with the goal of improving the Company’s top line, expanding margins and improving cash flow. During 2024, the Company fully deployed its strategy, transitioned to a new operating model, rebuilt its front-end capabilities and continued with its simplification agenda. This strategy is beginning to yield tangible results as evidenced by improving trends in net sales and gross margin expansion.

The Company is implementing this strategy while continuing to address key global challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a soft macro backdrop; significant cumulative inflationary pressures on consumers; recently announced tariffs by the current U.S. presidential administration and other countries’ retaliatory actions in response to such tariffs; and an evolving regulatory landscape.

In order to successfully navigate these challenges and deliver strong performance, the Company intends to continue creating and leveraging scale to unlock the full potential of the Company’s portfolio of leading brands through maintaining a disciplined approach and executing with excellence on the Company’s key priorities for 2025 including:

•Returning to profitable top line growth through product and commercial innovation, distribution expansion and international market penetration;
•Expanding gross and operating margin, building on the significant gains achieved in 2024;
•Further deleveraging the balance sheet and improving cash flow efficiency;
•Driving operational excellence through complexity reduction, technology standardization and continued stock-keeping unit (“SKU”) optimization; and
•Strengthening our high-performance culture, emphasizing accountability, innovation and inclusion.

The Company is deeply committed to sustaining its turnaround momentum and driving long-term profitable growth.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is the organizational realignment (“Realignment Plan”), which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company initiated in 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing

Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. Remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025.

In addition, the Company continues to review its operating footprint and non-core brands, which will result in future restructuring and restructuring-related charges.

Recent Developments

Update on Tariffs

The current U.S. presidential administration has announced and/or imposed a series of new tariffs on foreign imports into the U.S., including without limitation significant tariffs on products manufactured in China. Tariffs on imports into the U.S., most significantly from China, and any retaliatory tariffs on exports from the U.S. to other countries, will increase costs for the Company and could impact the level of trade between the U.S. and its various trading partners around the globe in general.

We believe that the Company is well positioned to respond to the current tariff environment, primarily because the Company maintains a significant U.S. manufacturing presence of 15 production facilities and manufactures, in the U.S. and two of its facilities in Mexico, products representing over half of the Company’s U.S. revenues that are not presently subject to the recently announced U.S. tariffs. This manufacturing presence is expected to provide a competitive advantage to the Company in certain categories where its competitors are exposed to import tariffs. The Company also has a scaled, centralized procurement team that is proficient in sourcing raw materials and finished products from over 50 countries around the world.

The Company is actively working on the deployment of a mitigation strategy to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. At this time, it is difficult to predict the rate or duration of these tariffs, and there can be no assurance as to the extent to which the Company will be able to offset the impact through mitigation actions. Additional tariffs or further increases to the U.S. tariffs, retaliatory actions taken by other countries, or failure to effectively deploy the Company’s mitigation plans could have a significant negative impact on the Company.

Results of Operations

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$1,566	$1,653	$(87)	(5.3)%
Gross profit	503	504	(1)	(0.2)%
Gross margin	32.1%	30.5%
Operating income	21	16	5	31.3%
Operating margin	1.3%	1.0%

Interest expense, net	72	70	2	2.9%
Other expense, net	4	5	(1)	(20.0)%
Loss before income taxes	(55)	(60)	5	8.3%
Income tax benefit	(18)	(51)	33	64.7%
Income tax rate	32.7%	85.0%

Net loss	$(37)	$(9)	$(28)	NM
Diluted loss per share	$(0.09)	$(0.02)
NM - NOT MEANINGFUL

Net sales for the three months ended March 31, 2025 decreased 5%. Net sales were unfavorably impacted by soft global demand and net distribution losses. Business exits, primarily in the H&CS segment, also unfavorably impacted net sales by approximately $8 million, or less than 1%. These unfavorable factors were partially mitigated by launches of product innovations in the L&D segment and pricing actions, primarily in international markets to offset inflation and unfavorable foreign currency movement. Changes in foreign currency unfavorably impacted net sales by $44 million, or 3%.

Gross profit was essentially flat compared to the prior year. Gross margin improved to 32.1% as compared with 30.5% in the prior year. The improvement in gross margin was driven by gross productivity, pricing and lower restructuring-related charges of approximately $5 million, partially offset by the volume impact of lower sales as described above and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $10 million, or 2%.

Notable items, other than those noted above, impacting operating income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (1)	$25	$39	$(14)
Transaction costs and other (2)	2	(4)	6
(1)For the three months ended March 31, 2025, restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) were $3 million and $11 million, respectively, and primarily relate to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities. For the three months ended March 31, 2024, restructuring-related costs reported in cost of products sold and SG&A were $8 million and $5 million, respectively, primarily related to facility closures associated with the Network Optimization Project and Project Phoenix, previously disclosed, and other discrete initiatives. Restructuring costs were $11 million and $26 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to the Realignment Plan.
(2)Transaction costs and other for the three months ended March 31, 2025 primarily related to hyperinflationary currency movements. For the three months ended March 31, 2024 transaction and other costs primarily related to a release of a bad debt reserve due to a recovery of a receivable from an international customer.

Operating income was $21 million as compared to $16 million in the prior year period. The improvement reflects benefits from gross productivity, savings from restructuring actions primarily related to the Realignment Plan and lower restructuring and restructuring-related charges of $14 million. These improvements were partially offset by higher advertising and promotion costs of $6 million.

Interest expense, net increased by $2 million due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended March 31, 2025 and 2024 were approximately 6.0% and 5.6%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended March 31, 2025 and 2024 includes the following items:

	Three Months Ended March 31,
	2025	2024
Foreign exchange losses, net	$1	$3
Discount on factored receivables and other, net	3	2
	$4	$5

The income tax benefit for the three months ended March 31, 2025 was $18 million as compared to $51 million for the three months ended March 31, 2024. The Company’s effective income tax rates for the three months ended March 31, 2025 and 2024 were benefits of 32.7% and 85.0%, respectively, due to a decrease in the forecasted tax rate for 2025 that was primarily driven by improved forecasted pretax book income year over year.

See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$812	$893	$(81)	(9.1)%
Operating income (loss)	(2)	16	(18)	NM
Operating margin	(0.2)%	1.8%
NM - NOT MEANINGFUL

H&CS net sales for the three months ended March 31, 2025 decreased 9%, which reflected soft demand across all businesses, as well as net distribution losses. Business exits also unfavorably impacted net sales by approximately 1%. Pricing actions partially offset these unfavorable factors. Changes in foreign currency unfavorably impacted net sales by $28 million, or 3%.

Operating loss for the three months ended March 31, 2025 was $2 million as compared to operating income of $16 million in the prior year. The decrease in operating income is primarily due to lower gross profit of $15 million resulting from unfavorable fixed cost leverage associated with the lower sales volume, as described above, and inflation, partially offset by gross productivity and lower restructuring and restructuring-related charges of $10 million.

Learning and Development

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$572	$559	$13	2.3%
Operating income	98	94	4	4.3%
Operating margin	17.1%	16.8%

L&D net sales for the three months ended March 31, 2025 increased 2%, as growth in the Baby business, primarily as a result of improved orders from major retailers and launches of product innovations, was partially offset by a decline in the Writing business due to soft demand in certain markets, partially offset by contribution from launches of product innovations. Changes in foreign currency unfavorably impacted net sales by $11 million, or 2%.

Operating income for the three months ended March 31, 2025 increased to $98 million as compared to $94 million in the prior-year period. The increase in operating income is primarily due to higher gross profit of $7 million primarily due to higher net sales and gross productivity, partially offset by inflation and higher advertising and promotion costs of $2 million.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$182	$201	$(19)	(9.5)%
Operating loss	(5)	(18)	13	72.2%
Operating margin	(2.7)%	(9.0)%

O&R net sales for the three months ended March 31, 2025 decreased 9% as improvements in certain international markets of approximately 11%, were more than offset by declines in the U.S. of approximately 19%, primarily due to distribution losses. Changes in foreign currency unfavorably impacted net sales by $5 million, or 2%.

Operating loss for the three months ended March 31, 2025 was $5 million as compared to $18 million in the prior-year period. The improvement in operating performance was due to higher gross profit of $7 million driven primarily by gross productivity and favorable pricing, as well as lower restructuring-related charges of $2 million and lower amortization of certain tradenames of approximately $2 million.

Liquidity and Capital Resources
Liquidity

The Company’s $1.2 billion, 4.200% senior notes will be maturing on April 1, 2026 (the “2026 Notes”). Following the issuance of these financial statements the Company plans to take additional steps to increase its liquidity, including pursuing a refinancing of all or substantially all of the Company’s 2026 Notes prior to their maturity. The Company believes it will be able to refinance the 2026 Notes prior to maturity in light of its most recent debt refinancing in November 2024, which was significantly oversubscribed. However, there can be no assurance that such financing would be available on terms acceptable to the Company, or at all. Absent such a refinancing; however, the Company will require additional liquidity to continue its operations over the next twelve months from the issuance of these financial statements. In the event such refinancing is not available to the Company in full or at all, the Company would need to undertake various actions including: drawing down up to the full available capacity on the Company’s Credit Revolver; deferring or eliminating discretionary capital expenditures as well as advertising and promotion expense; reducing or eliminating future dividends; and liquidation of certain assets.

The Company believes the aforementioned individual actions or a combination of such actions, its cash generating capability, and available cash and cash equivalents, would provide adequate liquidity to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due, including the 2026 Notes, and execute its ongoing business initiatives over the next twelve months from the issuance of these financial statements. However, there can be no assurances that the Company will be successful in generating the additional liquidity, through a debt refinancing on terms acceptable to the Company or otherwise, that would be necessary to meet its obligations over the next twelve months from the issuance of these financial statements. If the Company is unable to make the payment on the 2026 Notes upon maturity, the Company would be in default of such senior notes, which would trigger cross-default provisions within other debt instruments and would have a significant adverse effect on the Company’s business, financial condition and operating results. The Company regularly assesses its cash requirements and the available sources to fund these needs. The Company believes the extent of the impact of this rapidly changing retail and consumer landscape, which reflects major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as recently imposed tariffs by the current U.S. presidential administration, including those most recently announced reciprocal tariffs, some of which are currently delayed, and countries’ retaliatory actions in response to such tariffs, will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary.

For further information, refer to Risk Factors in Part I - Item 1A and Recent Developments in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 14, 2025.

At March 31, 2025, the Company had cash and cash equivalents of approximately $233 million, of which approximately $185 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2025 and 2024 (in millions):

	2025	2024	Increase (Decrease)
Cash provided by (used in) operating activities	$(213)	$32	$(245)
Cash used in investing activities	(27)	(50)	23
Cash provided by financing activities	270	60	210
Exchange rate effect on cash, cash equivalents and restricted cash	3	(3)	6
Increase in cash, cash equivalents and restricted cash	$33	$39	$(6)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects a decrease in factored accounts receivable in the current year and higher incentive compensation payments in the current year, partially offset by an increase in accounts payable in the current period and lower restructuring payments.

Cash Flows from Investing Activities

The lower cash used in investing activities was primarily due to higher proceeds from sale of assets.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was due to the period-over-period net change in short-term debt. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

The Company maintains a $1.0 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At March 31, 2025 there was $870 million of availability based on the value of the pledged collateral prior to giving effect to outstanding borrowings and letters of credit under the Credit Revolver.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $350 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $485 million. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

On April 14, 2025, Moody’s Corporation (“Moody’s”) downgraded the Company’s senior unsecured debt rating to “B1”. As a result of Moody’s downgrade, certain of the Company’s outstanding senior notes aggregating to approximately $2.3 billion are subject to an interest rate adjustment of 25 basis points, with such adjustment to take effect in the fourth quarter of this year. The change to the interest rate due to the downgrade will increase the Company’s interest expense by approximately $6 million on an annualized basis (approximately $2 million in 2025).

The Company was in compliance with all of its debt covenants at March 31, 2025.

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

Significant Accounting Policies and Critical Estimates

For further information on significant accounting policies and critical estimates, refer to the Company's most recent Annual Report on Form 10-K, filed on February 14, 2025 and Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	$—
February	789,127	7.03	—	—
March	630	6.75	—	—
Total	789,757	$7.03	—
(1)Shares purchased during the three months ended March 31, 2025 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.

Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 10 — MATERIAL CONTRACTS
10.1*	Newell Brands Inc. 2025 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 19, 2025, File No. 001-09608).
10.2*†	Form of 2025 LTIP Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives.
10.3*†	Form of 2025 LTIP Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	April 30, 2025	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	April 30, 2025	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer