Form 10-Q
period 2025-06-30
NEWELL BRANDS INC.
filed 2025-08-01
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 28, 2025: 419.1 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,935	$2,033	$3,501	$3,686
Cost of products sold	1,250	1,334	2,313	2,483
Gross profit	685	699	1,188	1,203
Selling, general and administrative expenses	508	520	979	982
Restructuring costs, net	6	10	17	36
Impairment of goodwill, intangibles and other assets	—	6	—	6
Operating income	171	163	192	179
Non-operating expenses:
Interest expense, net	82	78	154	148
Loss on extinguishment and modification of debt	13	—	13	1
Other expense, net	5	1	9	6
Income before income taxes	71	84	16	24
Income tax provision (benefit)	25	39	7	(12)
Net income	$46	$45	$9	$36

Weighted average common shares outstanding:
Basic	417.8	415.2	417.3	415.0
Diluted	420.9	418.2	421.8	417.9

Earnings per share:
Basic	$0.11	$0.11	$0.02	$0.09
Diluted	$0.11	$0.11	$0.02	$0.09

COMPREHENSIVE INCOME (LOSS):
Net income	$46	$45	$9	$36
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17)	(35)	(18)	(59)
Pension and postretirement costs	(2)	—	1	8
Derivative financial instruments	(11)	7	(16)	14
Total other comprehensive loss, net of tax	(30)	(28)	(33)	(37)
Total comprehensive income (loss)	$16	$17	$(24)	$(1)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$219	$198
Accounts receivable, net	1,081	878
Inventories	1,515	1,400
Prepaid expenses and other current assets	296	299
Total current assets	3,111	2,775
Property, plant and equipment, net	1,204	1,157
Operating lease assets	474	466
Goodwill	3,103	3,038
Other intangible assets, net	2,025	2,008
Deferred income taxes	820	806
Other assets	770	754
Total assets	$11,507	$11,004

Liabilities:
Accounts payable	$885	$891
Other accrued liabilities	1,352	1,459
Short-term debt and current portion of long-term debt	542	87
Total current liabilities	2,779	2,437
Long-term debt	4,535	4,508
Deferred income taxes	117	178
Operating lease liabilities	442	418
Other noncurrent liabilities	942	712
Total liabilities	8,815	8,253
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2025 and December 31, 2024)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 445.0 shares and 442.3 shares issued at June 30, 2025 and December 31, 2024, respectively)	445	442
Treasury stock, at cost (27.1 shares and 26.2 shares at June 30, 2025 and December 31, 2024, respectively)	(640)	(634)
Additional paid-in capital	6,834	6,866
Retained deficit	(2,933)	(2,942)
Accumulated other comprehensive loss	(1,014)	(981)
Total stockholders’ equity	2,692	2,751
Total liabilities and stockholders’ equity	$11,507	$11,004
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$9	$36
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	154	164
Deferred income taxes	23	14
Stock based compensation expense	33	33
Loss on extinguishment and modification of debt	13	1
Other, net	(9)	(3)
Changes in operating accounts:
Accounts receivable	(148)	84
Inventories	(59)	(139)
Accounts payable	(39)	80
Accrued liabilities and other, net	(248)	(206)
Net cash provided by (used in) operating activities	(271)	64
Cash flows from investing activities:
Capital expenditures	(118)	(112)
Proceeds from settlement of swaps	15	17
Other investing activities, net	11	11
Net cash used in investing activities	(92)	(84)
Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	455	(52)
Proceeds from short-term debt with original maturities greater than 90 days	—	431
Payments on short-term debt with original maturities greater than 90 days	—	(225)
Payments on current portion of long-term debt	(1,235)	—
Net proceeds from issuance of long-term debt	1,235	—
Debt extinguishment and modification costs	(9)	(5)
Cash dividends	(60)	(60)
Equity compensation activity and other, net	(4)	(11)
Net cash provided by financing activities	382	78
Exchange rate effect on cash, cash equivalents and restricted cash	4	(14)
Increase in cash, cash equivalents and restricted cash	23	44
Cash, cash equivalents and restricted cash at beginning of period	219	361
Cash, cash equivalents and restricted cash at end of period	$242	$405

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$21	$29
Restricted cash at end of period (Footnote 1)	23	23
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2025	$445	$(639)	$6,847	$(2,979)	$(984)	$2,690
Comprehensive income (loss)	—	—	—	46	(30)	16
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	—	(1)	17	—	—	16
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692

Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive income (loss)	—	—	—	9	(33)	(24)
Dividends declared on common stock - $0.14 per share	—	—	(62)	—	—	(62)
Equity compensation, net of tax	3	(6)	30	—	—	27
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2024	$441	$(631)	$6,900	$(2,735)	$(899)	$3,076
Comprehensive income (loss)	—	—	—	45	(28)	17
Dividends declared on common stock - $0.07 per share	—	—	(29)	—	—	(29)
Equity compensation, net of tax	—	—	16	—	—	16
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080

Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive income (loss)	—	—	—	36	(37)	(1)
Dividends declared on common stock - $0.14 per share	—	—	(59)	—	—	(59)
Equity compensation, net of tax	1	(4)	31	—	—	28
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as new tariffs imposed by the current U.S. presidential administration and other countries’ retaliatory actions in response to such tariffs. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition and are to some degree expected to persist into the remainder of the year. As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, tariffs, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges.

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

Accordingly, the Company’s results of operations and cash flows for the three and six months ended June 30, 2025 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million of eligible accounts receivable. During the six months ended June 30, 2025 and 2024, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds received	$753	$772	$1,340	$1,447
Collected from customers and remitted to financial institution	620	710	1,160	1,330

Outstanding receivables sold under the Customer Receivables Purchase Agreement at June 30, 2025 and December 31, 2024 were approximately $440 million and $270 million, respectively.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the six months ended June 30, 2025 and 2024, the Company factored receivables pursuant to the Receivables Facility. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds received	$295	$324	$543	$611
Collected from customers and remitted to financial institution	269	300	549	512

Outstanding receivables sold under the Receivables Facility at June 30, 2025 and December 31, 2024 were approximately $145 million for each period.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheets. Restricted cash related to both programs was $23 million and $21 million at June 30, 2025 and December 31, 2024, respectively. The Company records the discounts as other expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SFP”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SFP. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SFP, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SFP, nor does it have any economic interest in a supplier’s decision to participate in the SFP. Amounts due to suppliers participating in the SFP are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SFP are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the SFP averaged approximately 124 days.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SFP:

Balance at December 31, 2024	$14
Invoices participating in the SFP	39
Invoices paid to the third-party vendor	(39)
Balance at June 30, 2025	$14

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was not material at June 30, 2025 and December 31, 2024. The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.

Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2025 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2024	$(767)	$(212)	$(2)	$(981)
Other comprehensive income (loss) before reclassifications (1)	(18)	1	(15)	(32)
Amounts reclassified to earnings (2)	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(18)	1	(16)	(33)
Balance at June 30, 2025	$(785)	$(211)	$(18)	$(1,014)
(1)Includes income tax provision (benefit) allocated to AOCL as follows $(71) million, $(3) million, $(5) million and $(79) million, respectively.
(2)Income tax provision (benefit) for both the three and six months ended June 30, 2025 and 2024 were not material. Pension and postretirement costs presented are primarily classified in other expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the for the three and six months ended June 30, 2025 and 2024 were not material for any of the periods presented.

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Organizational Realignment Plan

In January 2024, the Company announced a plan to strengthen its front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023 (the “Realignment Plan”). In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. The remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025. Restructuring and restructuring-related charges associated with these actions are estimated to be in the range of $75 million to $90 million, mainly for severance payments and other termination benefits, office space reduction and consolidation and other expenses.

In connection with the Realignment Plan, the Company recorded restructuring and restructuring-related costs for the periods indicated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Incurred since inception
	2025	2024	2025	2024
Restructuring costs	$6	$9	$17	$31	$54
Restructuring-related costs	2	8	4	8	19
Total	$8	$17	$21	$39	$73

Other Restructuring and Restructuring-Related Costs

The Company also incurs other restructuring and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities. Restructuring-related costs are recorded in cost of products sold, selling, general and administrative expenses (“SG&A”) and impairment of other assets in the Condensed Consolidated Statements of Operations based on the nature of the underlying charges incurred.

The Company recorded restructuring costs, net and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring costs	$—	$1	$—	$5
Restructuring-related costs	4	8	16	21
Total	$4	$9	$16	$26

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$1	$3	$2	$10
Learning and Development	—	3	1	8
Outdoor and Recreation	1	2	2	3
Corporate	4	2	12	15
	$6	$10	$17	$36

Accrued restructuring costs related to all restructuring activities for the six months ended June 30, 2025 were as follows (in millions):

Balance at December 31, 2024	$12
Restructuring costs, net	17
Payments	(19)
Balance at June 30, 2025	$10

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials and supplies	$189	$183
Work-in-process	145	155
Finished products	1,181	1,062
	$1,515	$1,400

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	June 30, 2025	December 31, 2024
Land	$67	$65
Buildings and improvements	592	522
Machinery and equipment	2,511	2,392
	3,170	2,979
Less: Accumulated depreciation	(1,966)	(1,822)
	$1,204	$1,157

Depreciation expense was $47 million and $44 million for the three months ended June 30, 2025 and 2024, respectively and $90 million and $95 million for the six months ended June 30, 2025 and 2024, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2025 is as follows (in millions):

			June 30, 2025
Segments	Net Book Value at December 31, 2024	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,291	65	2,356	3,443	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,038	$65	$3,103	$8,283	$(5,180)

Other intangible assets, net, are comprised of the following (in millions):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life	$896	$—	$896	$844	$—	$844
Tradenames — other	539	(163)	376	531	(135)	396
Capitalized software	660	(543)	117	661	(543)	118
Customer relationships and distributor channels	1,040	(404)	636	1,025	(375)	650
	$3,135	$(1,110)	$2,025	$3,061	$(1,053)	$2,008

Amortization expense for intangible assets was $32 million and $35 million for the three months ended June 30, 2025 and 2024, respectively and $64 million and $69 million for the six months ended June 30, 2025 and 2024, respectively.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	June 30, 2025	December 31, 2024
Customer accruals	$638	$601
Accrued compensation	148	249
Operating lease liabilities	115	110
Other	451	499
	$1,352	$1,459

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2025	December 31, 2024
3.900% senior notes due 2025 (1)	$47	$47
4.200% senior notes due 2026	—	1,233
6.375% senior notes due 2027	494	486
8.500% senior notes due 2028	1,236	—
6.625% senior notes due 2029	491	477
6.375% senior notes due 2030	742	741
6.625% senior notes due 2032	495	494
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (1)	495	40
Other debt	2	2
Total debt	5,077	4,595
Short-term debt and current portion of long-term debt	(542)	(87)
Long-term debt	$4,535	$4,508
(1)Included in short-term debt and current portion of long-term debt at June 30, 2025 and December 31, 2024.

Senior Notes

In May 2025, in an offering exempt from the registration requirements of the Securities Act of 1933 and all state securities laws, the Company completed the offering and sale of $1.25 billion of 8.500% senior notes due 2028 (the “2028 Notes”) and received proceeds of approximately $1.23 billion, net of fees and expenses paid. The 2028 Notes were issued pursuant to an indenture, dated as of May 22, 2025, between the Company and U.S. Bank Trust Company, National Association (the “Indenture”). The Indenture provides, among other things that the 2028 Notes are the senior unsecured obligations of the Company and includes covenants that limit the ability of the Company and its subsidiaries to incur or guarantee additional debt, create or permit certain liens, redeem or repurchase certain debt, consummate certain assets sales, make certain loans and investments, consolidate, merge or sell all or substantially all of the Company and its subsidiaries assets, enter into certain transactions with affiliates and pay distributions on, or redeem or repurchase the Company’s capital stock, subject in each case to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2028 Notes receiving investment grade credit ratings. The Company used the proceeds of the offering to fully redeem its outstanding 4.200% senior notes due 2026 (the “2026 Notes”).

In June 2025, the Company fully redeemed its 2026 Notes at a redemption price equal to 100.757% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the redemption date. The total consideration was approximately $1.25 billion. As a result of the redemption, the Company recorded a loss on debt extinguishment of $13 million.

Revolving Credit Facility

The Company maintains a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At June 30, 2025, there was $989 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At June 30, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $495 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $459 million.

Other

During the second quarter of 2025, Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) downgraded the Company’s senior unsecured debt rating to “B1” and “B+”, respectively. As a result, certain of the Company’s outstanding senior notes aggregating to approximately $2.31 billion at that time (the “Coupon-Step Notes”) were subject to an interest rate adjustment of 25 basis points for each downgrade, or 50 basis points in the aggregate, with such adjustments to take effect in the fourth quarter of this year. The redemption of the 2026 Notes in June 2025 decreased the aggregate amount of the Coupon-Step Notes to $1.08 billion. The change to the interest rate due to the downgrades will increase the Company’s interest expense by approximately $5 million on an annualized basis (approximately $1 million in 2025).

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, with the 2028 Notes containing additional covenants, such as described above, and the 6.375% notes due 2027 and the 6.625% notes due 2032 likewise containing additional covenants consistent with the 2028 Notes, such as described in the Company’s most recent Annual Report on Form 10-K, filed on February 14, 2025. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total debt	6.3%	6.0%	6.2%	5.8%
Short-term debt	6.6%	7.5%	6.8%	7.8%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2025		December 31, 2024
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,557	$4,580	$4,624	$4,553

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

At June 30, 2025, the Company had approximately $1.00 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.13 billion. These cross-currency swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed or floating rate of Euro-based interest and receives a fixed or floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended June 30, 2025 and 2024, the Company recognized income of $8 million and $9 million, respectively and income of $17 million and $18 million, for the six months ended June 30, 2025 and 2024, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through June 2026. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At June 30, 2025, the Company had approximately $249 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2025, the Company had approximately $857 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2026. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements of Derivative Instruments

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At June 30, 2025 and December 31, 2024, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument, with the exception of cross-currency swaps included in other noncurrent liabilities. At June 30, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $23 million, $17 million and $287 million (including cross-currency swaps of $284 million), respectively. At December 31, 2024 the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other assets, other accrued liabilities, and other noncurrent liabilities of $39 million, $38 million, $8 million, and $64 million (including cross-currency swaps of $41 million), respectively. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at June 30, 2025 and December 31, 2024.

The gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges, recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for its cross-currency swaps. The Company recognized loss of $201 million and gain of $18 million related to the Company’s cross-currency swaps, designated or previously designated as effective hedges, for the three months ended June 30, 2025 and 2024, respectively and loss of $289 million and gain of $66 million for the six months ended June 30, 2025 and 2024, respectively.

The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At June 30, 2025, net deferred losses to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2025 and 2024 were provision of 35.2% and 46.4%, respectively, and a provision of 43.8% and benefit of 50.0% for the six months ended June 30, 2025 and 2024, respectively, due to a decrease in the forecasted tax rate for 2025 that was primarily driven by improved forecasted pretax book income and less discrete tax benefits year over year.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2025 and 2024 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the period ended June 30, 2025 these items increased the tax rates less than the prior period due to the higher forecasted pretax book income for 2025. In periods where forecasted pretax income is relatively low, as in 2024, the proportional impact of these items on the effective rate may be significant.

The three and six months ended June 30, 2024 were impacted by certain discrete items. Income tax expense for the three months ended June 30, 2024 included a discrete benefit of $64 million associated with a reduction in liabilities for unrecognized tax benefits, as the tax authorities’ examination of its U.S. tax returns for the years 2011 to 2015 and its Brazil tax returns for the years 2015 to 2017 have been completed, offset by $7 million of additional tax related to withholding taxes associated with certain previously taxed earnings that are no longer indefinitely reinvested. The six months ended June 30, 2024 also included certain discrete items totaling $4 million of additional income tax expense.

In June 2025, the Company filed its amended 2019 U.S. federal income tax return to carry back capital losses generated in 2020. This resulted in an increase in income tax expense of $3 million and an aggregate increase in noncurrent income taxes receivable of $10 million, and an increase in deferred tax liabilities of approximately $13 million.

In April 2025, the Company paid $31 million of tax for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act. Due to the Internal Revenue Service (“IRS”) having not yet processed the amended 2017 return, which the Company filed during the year ended December 31, 2022, this resulted in an increase to the Company’s noncurrent income tax receivable.

In March 2025, the Company finalized its amended 2023 U.S. federal income tax return and updated its estimate of the 2024 U.S. federal income tax return. This resulted in an aggregate reduction in current income taxes payable and an increase in deferred tax liabilities of approximately $31 million.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016.

Other Matters

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including modifications to the international tax framework, and allows immediate expensing of domestic research and development costs and changes limitations related to the expensing of business interest expense. Management is currently evaluating the effects the OBBBA will have on its consolidated financial statements.

On July 19, 2024, the Company filed a petition in the U.S. Tax Court disputing a proposed assessment by the IRS of $80 million in additional taxes and $34 million in penalties plus the additional interest calculated upon final settlement related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 to 2015. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result. If the IRS prevails in the assessment of additional tax, interest and penalties in excess of the Company’s current reserves, such outcome could have a material adverse effect on the Company’s financial position and results.

Footnote 11 — Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	417.8	415.2	417.3	415.0
Dilutive securities	3.1	3.0	4.5	2.9
Diluted weighted average shares outstanding	420.9	418.2	421.8	417.9

At June 30, 2025, there were no potentially dilutive share awards with performance-based targets that were not met. At June 30, 2024, there were 0.7 million dilutive share awards with performance-based targets that were not met and as such, were excluded from the computation of diluted earnings per share.

Footnote 12 — Share-Based Compensation

During the six months ended June 30, 2025, primarily in connection with its annual grant, the Company granted 2.0 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $14 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2025, primarily in connection with its annual grant, the Company also granted 6.3 million time-based RSUs with an aggregate grant date fair value of $44 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a three-year period, subject to continued employment.

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
(1) and Ball®, TMs of Ball Corporation, used under license.

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

The CODM evaluates the segments’ operating performance based on segment operating income, defined as net sales minus cost of products sold, segment SG&A (including share-based compensation at target for operating segment employees) and other segment costs. Segment SG&A includes an allocation of center-led corporate functions including the bonus for such corporate functions based on achieving 100% of the respective target. However, any variability in expense from such targets, favorable or unfavorable, is retained at corporate, and would be reflected as a corporate expense. Segment SG&A also does not include any allocation of share-based compensation related to such center-led corporate functions or any adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees, which items are also reflected in corporate expense. The CODM considers budget-to-current forecast and prior actuals-to-current forecast variances for segment operating income on a periodic basis for evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

The Company’s results by segment are as follows (in millions):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$1,935	$892	$809	$234	$2,033	$962	$813	$258
Cost of products sold	1,250	637	442	171	1,334	688	439	207
Segment SG&A	449	230	165	54	449	223	166	60
Other segment costs (2)	2	1	—	1	8	3	3	2
Segment operating income (loss)	$234	$24	$202	$8	$242	$48	$205	$(11)
Corporate expenses (3)	63				79
Operating income	$171				$163
Interest expense, net	82				78
Loss on extinguishment and modification of debt	13				—
Other expense, net	5				1
Income before income taxes	$71				$84

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$3,501	$1,704	$1,381	$416	$3,686	$1,855	$1,372	$459
Cost of products sold	2,313	1,228	776	309	2,483	1,345	767	371
Segment SG&A	858	452	304	102	848	436	298	114
Other segment costs (2)	5	2	1	2	21	10	8	3
Segment operating income (loss)	$325	$22	$300	$3	$334	$64	$299	$(29)
Corporate expenses (3)	133				155
Operating income	$192				$179
Interest expense, net	154				148
Loss on extinguishment and modification of debt	13				1
Other expense, net	9				6
Income before income taxes	$16				$24

(1)All intercompany transactions have been eliminated.
(2)Other segment costs primarily include segment restructuring costs, net (see Footnotes 3 for further information).
(3)Corporate expenses primarily include costs of operating as a public company, including retained costs of center-led corporate functions, corporate restructuring and restructuring-related costs (see Footnote 3 for further information) and impairment of other assets. In addition, corporate expense includes all share-based compensation and all adjustments, favorable or unfavorable, between the actual bonus achieved versus the bonus at target for center-led corporate functions, as well as all adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees.

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$38	$37	$71	$79
Learning and Development	17	17	33	33
Outdoor and Recreation	8	9	15	20
Corporate	16	16	35	32
	$79	$79	$154	$164

Capital expenditures by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$22	$18	$36	$36
Learning and Development	11	10	21	20
Outdoor and Recreation	6	3	9	6
Corporate	20	22	52	50
	$59	$53	$118	$112

Assets by segment are as follows at (in millions):

	June 30, 2025	December 31, 2024
Home and Commercial Solutions	$4,285	$4,110
Learning and Development	3,951	3,786
Outdoor and Recreation	590	541
Corporate	2,681	2,567
	$11,507	$11,004

The following table disaggregates net sales(1) by major product grouping for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial	$332	$349	$645	$673
Kitchen	439	496	815	934
Home Fragrance	121	117	244	248
Home and Commercial Solutions	892	962	1,704	1,855

Baby	238	251	476	471
Writing	571	562	905	901
Learning and Development	809	813	1,381	1,372

Outdoor and Recreation	234	258	416	459
	$1,935	$2,033	$3,501	$3,686
(1)All intercompany transactions have been eliminated.

The following table disaggregates net sales(1) by geography(2) for the periods indicated (in millions):

	Three Months Ended June 30,
	2025			2024
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$554	$338	$892	$625	$337	$962
Learning and Development	622	187	809	629	184	813
Outdoor and Recreation	107	127	234	135	123	258
	$1,283	$652	$1,935	$1,389	$644	$2,033

	Six Months Ended June 30,
	2025			2024
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,064	$640	$1,704	$1,201	$654	$1,855
Learning and Development	1,040	341	1,381	1,021	351	1,372
Outdoor and Recreation	199	217	416	243	216	459
	$2,303	$1,198	$3,501	$2,465	$1,221	$3,686
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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2025 was $36 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

At June 30, 2025, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

The Company is implementing this strategy while continuing to address key global challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape; continued macroeconomic and geopolitical volatility; a soft macro backdrop; significant cumulative inflationary pressures on consumers; recently announced and imposed tariffs by the current U.S. presidential administration and other countries’ retaliatory actions in response to such tariffs; and an evolving regulatory landscape.

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

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is the organizational realignment (“Realignment Plan”), which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company initiated in 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing

Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. These actions were primarily implemented by the end of 2024. The remaining actions, subject to applicable local law and consultation requirements, are expected to be implemented by the end of fiscal year 2025.

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

Based on the currently announced and imposed tariffs as well as any retaliatory tariffs on U.S. exports, the Company anticipates an incremental cash tariff cost of approximately $155 million in 2025 prior to any offsetting impact from mitigating actions. There will be a timing difference between the operating cash outflow and the recognition of cost of products sold arising from the tariffs. As a result, the Company anticipates recognizing approximately $105 million of incremental costs of products sold (including $10 million in the second quarter) in the Statement of Operations in 2025. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. At this time, it is difficult to predict the rate or duration of these tariffs, and there can be no assurance as to the extent to which the Company will be able to offset the impact through mitigation actions. Additional tariffs or further increases to the U.S. tariffs, retaliatory actions taken by other countries, or failure to effectively deploy the Company’s mitigation plans could have a significant negative impact on the Company.

Debt Issuance and Redemption

In May 2025, the Company completed the offering and sale of $1.25 billion of 8.500% senior notes due 2028 (the “2028 Notes”) and received proceeds of approximately $1.23 billion, net of fees and expenses paid. The Company used the proceeds of the offering to fully redeem its outstanding 4.200% senior notes due 2026 (the “2026 Notes”) at a redemption price equal to 100.757% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the redemption date. The total consideration was approximately $1.25 billion. As a result of the redemption, the Company recorded a loss on debt extinguishment of $13 million.

Debt Rating Downgrades

During the second quarter of 2025, Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) downgraded the Company’s senior unsecured debt rating to “B1” and “B+”, respectively. As a result, certain of the Company’s outstanding senior notes are subject to an interest rate adjustment of 25 basis points for each downgrade, or 50 basis points in the aggregate, with such adjustments to take effect in the fourth quarter of this year. The change to the interest rate due to the downgrades will increase the Company’s interest expense by approximately $5 million on an annualized basis (approximately $1 million in 2025).

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on debt issuance and redemption as well as the debt rating downgrades.

Results of Operations

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$1,935	$2,033	$(98)	(4.8)%
Gross profit	685	699	(14)	(2.0)%
Gross margin	35.4%	34.4%
Operating income	171	163	8	4.9%
Operating margin	8.8%	8.0%

Interest expense, net	82	78	4	5.1%
Loss on extinguishment and modification of debt	13	—	13	100.0%
Other expense, net	5	1	4	NM
Income before income taxes	71	84	(13)	(15.5)%

Income tax provision	25	39	(14)	(35.9)%
Income tax rate	35.2%	46.4%

Net income	$46	$45	$1	2.2%
Diluted earnings per share	$0.11	$0.11
NM - NOT MEANINGFUL

Net sales for the three months ended June 30, 2025 decreased 5%. Net sales were unfavorably impacted by continued softness in global demand across all segments and net distribution losses in the H&CS and O&R segments. These unfavorable factors were partially mitigated by launches of product innovations in the H&CS and L&D segments and to a lesser extent in the O&R segment. In addition, pricing actions, including actions to mitigate recently announced tariffs, and shipment timing ahead of the back-to-school season in the L&D segment favorably impacted net sales. Changes in foreign currency unfavorably impacted net sales by $4 million, or less than 1%.

Gross profit decreased 2% compared to the prior year. Gross margin improved to 35.4% as compared with 34.4% in the prior year. The improvement in gross margin was driven by gross productivity, pricing actions and lower restructuring-related charges of approximately $6 million, partially offset by the volume impact of lower sales and inflation. Changes in foreign currency exchange rates favorably impacted gross profit by $2 million, or less than 1%.

Notable items, other than those noted above, impacting operating income for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2024	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (1)	$12	$26	$(14)
Transaction costs and other (2)	2	5	(3)
(1)For the three months ended June 30, 2025, restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) were $1 million and $5 million, respectively, and primarily relate to facility closures associated with various discrete initiatives as well as previously disclosed but substantially completed restructuring activities. For the three months ended June 30, 2024, restructuring-related costs reported in cost of products sold, SG&A and impairment of other assets were $7 million, $3 million and $6 million, respectively, primarily related to facility closures associated with previously disclosed Network Optimization Project and Project Phoenix, as well as the Realignment Plan and other discrete initiatives. Restructuring costs were $6 million and $10 million for the three months ended June 30, 2025 and 2024, respectively, primarily related to the Realignment Plan.
(2)Transaction costs and other for the three months ended June 30, 2025 primarily related to hyperinflationary currency movements. For the three months ended June 30, 2024 transaction and other costs related to hyperinflationary currency movements and to accelerated amortization and write-off of other assets associated with integration projects.

Operating income was $171 million as compared to $163 million in the prior year period. The increase reflects the impact of savings from restructuring actions primarily related to the Realignment Plan, lower restructuring and restructuring-related charges of approximately $8 million and lower advertising and promotion costs of $4 million, partially offset by lower gross profit of $14 million.

Interest expense, net increased by $4 million due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended June 30, 2025 and 2024 were approximately 6.3% and 6.0%, respectively.

The loss on extinguishment of debt of $13 million is related to the redemption of the Company’s 2026 Notes during June 2025.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on interest expense and loss on extinguishment of debt.

Other expense, net for the three months ended June 30, 2025 and 2024 includes the following items:

	Three Months Ended June 30,
	2025	2024
Foreign exchange (gains) losses, net	$1	$(1)
Discount on factored receivables and other, net	4	2
	$5	$1

The income tax provision for the three months ended June 30, 2025 was $25 million as compared to $39 million for the three months ended June 30, 2024. The Company’s effective income tax rates for the three months ended June 30, 2025 and 2024 were provision of 35.2% and 46.4% respectively, primarily due to a decrease in the forecasted tax rate for 2025 that was mainly driven by improved forecasted pretax book income year over year. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$892	$962	$(70)	(7.3)%
Operating income	24	48	(24)	(50.0)%
Operating margin	2.7%	5.0%

H&CS net sales for the three months ended June 30, 2025 decreased 7%, driven by the Kitchen and, to a lesser extent the Commercial business, primarily due to soft global demand and distribution losses. Business exits across the segment also unfavorably impacted net sales by approximately 1%. Pricing actions, including actions to mitigate recently announced tariffs, and contributions from new product launches primarily in the Kitchen and Home Fragrance businesses, partially offset these unfavorable factors. Changes in foreign currency unfavorably impacted net sales by approximately $9 million, or 1%.

Operating income for the three months ended June 30, 2025 was $24 million as compared to $48 million in the prior year. The decrease in operating income is due to lower gross profit of $19 million, primarily resulting from unfavorable fixed cost leverage associated with the lower sales volume and inflation, as well as approximately $4 million increase in restructuring-related charges. These unfavorable impacts were partially offset by savings from restructuring actions primarily related to the Realignment Plan.

Learning and Development

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$809	$813	$(4)	(0.5)%
Operating income	202	205	(3)	(1.5)%
Operating margin	25.0%	25.2%

L&D net sales for the three months ended June 30, 2025 decreased less than 1%. Net sales in the Writing business increased primarily due to net distribution gains, pricing actions and contributions from launches of product innovations, as well as the timing of back-to-school shipments. Net sales in the Baby business declined primarily due to soft demand in certain markets and net distribution losses, partially offset by pricing actions, including actions to mitigate recently announced tariffs, and contributions from launches of product innovations. Changes in foreign currency favorably impacted net sales by approximately $1 million, or less than 1%.

Operating income for the three months ended June 30, 2025 decreased to $202 million as compared to $205 million in the prior-year period. The decrease in operating income is primarily due to lower gross profit of $7 million, reflecting the impact of lower net sales and inflation, partially offset by gross productivity. The decrease in gross profit was partially offset by lower advertising and promotion costs of approximately $4 million, as well as savings from restructuring actions primarily related to the Realignment Plan.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$234	$258	$(24)	(9.3)%
Operating income (loss)	8	(11)	19	NM
Operating margin	3.4%	(4.3)%
NM - NOT MEANINGFUL

O&R net sales for the three months ended June 30, 2025 decreased 9% primarily due to distribution losses, soft demand and to a lesser extent, business exits. These declines were partially offset by pricing actions, including actions to mitigate recently announced tariffs, and contribution from the launches of product innovation. Changes in foreign currency favorably impacted net sales by approximately $4 million, or 2%.

Operating income for the three months ended June 30, 2025 was $8 million as compared to operating loss of $11 million in the prior-year period. The improvement in operating performance was mainly due to higher gross profit of $12 million driven primarily by gross productivity, pricing actions and mix. Savings from restructuring actions also contributed to the improvement in operating performance.

Results of Operations

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$3,501	$3,686	$(185)	(5.0)%
Gross profit	1,188	1,203	(15)	(1.2)%
Gross margin	33.9%	32.6%
Operating income	192	179	13	7.3%
Operating margin	5.5%	4.9%

Interest expense, net	154	148	6	4.1%
Loss on extinguishment and modification of debt	13	1	12	NM
Other expense, net	9	6	3	50.0%
Income before income taxes	16	24	(8)	(33.3)%

Income tax provision (benefit)	7	(12)	19	NM
Income tax rate	43.8%	(50.0)%

Net income	$9	$36	$(27)	(75.0)%
Diluted earnings per share	$0.02	$0.09
NM - NOT MEANINGFUL

Net sales for the six months ended June 30, 2025 decreased approximately 5%. Net sales were unfavorably impacted by soft global demand across all segments and net distribution losses in the H&CS and O&R segments. Business exits, primarily in the H&CS and O&R segments also unfavorably impacted net sales. These unfavorable factors were partially mitigated by launches of product innovations in the H&CS and L&D segments and to a lesser extent in the O&R segment. In addition, pricing actions and shipment timing ahead of back-to-school season in the L&D segment favorably impacted net sales. Changes in foreign currency unfavorably impacted net sales by $48 million, or 1%.

Gross profit decreased by approximately $15 million, or 1% compared to the prior year. Gross margin improved to 33.9% as compared with 32.6% in the prior year. The improvement in gross margin was driven by gross productivity, pricing and lower restructuring-related charges of approximately $11 million, or 1%, partially offset by the volume impact of lower sales and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $8 million, or 1%.

Notable items, other than those noted above, impacting operating income for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024	$ Change
Restructuring and restructuring-related costs (See Footnote 3) (1)	$37	$65	$(28)
Transaction costs and other (2)	4	1	3
(1)For the six months ended June 30, 2025, restructuring-related costs reported in cost of products sold and SG&A were $4 million and $16 million, respectively, and primarily relate to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities. For the six months ended June 30, 2024, restructuring-related costs reported in cost of products sold, SG&A and impairment of other assets were $15 million, $8 million and $6 million, respectively, primarily related to facility closures associated with previously disclosed Network Optimization Project and Project Phoenix, as well as the Realignment Plan and other discrete initiatives. Restructuring costs were $17 million and $36 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to the Realignment Plan.
(2)Transaction costs and other for the six months ended June 30, 2025 primarily related to hyperinflationary currency movements. For the six months ended June 30, 2024 transaction and other costs primarily related to a release of a bad debt reserve due to a recovery of a receivable from an international customer, hyperinflationary currency movements and accelerated amortization and write-off of other assets associated with integration projects.

Operating income was $192 million as compared to $179 million in the prior year period. The increase reflects the impact of savings from restructuring actions primarily related to the Realignment Plan, lower restructuring and restructuring-related charges of $17 million and lower amortization of tradenames of $4 million, partially offset by lower gross profit of $15 million.

Interest expense, net increased by $6 million due to higher interest rates and lower interest income. The weighted average interest rates for the six months ended June 30, 2025 and 2024 were approximately 6.2% and 5.8%, respectively.

The loss on extinguishment of debt of $13 million is related to the redemption of the Company’s 2026 Notes during June 2025.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on interest expense and loss on extinguishment of debt.

Other expense, net for six months ended June 30, 2025 and 2024 includes the following items:

	Six Months Ended June 30,
	2025	2024
Foreign exchange losses, net	$2	$2
Discount on factored receivables and other, net	7	4
	$9	$6

The income tax expense for the six months ended June 30, 2025 was $7 million as compared to benefit of $12 million for the six months ended June 30, 2024. The Company’s effective income tax rates for the six months ended June 30, 2025 and 2024 were expense of 43.8% and benefit of 50.0% respectively, as the decrease in the forecasted rate for 2025 primarily driven by improved forecasted pretax book income was offset by a decrease in discrete benefits in the current year. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$1,704	$1,855	$(151)	(8.1)%
Operating income	22	64	(42)	(65.6)%
Operating margin	1.3%	3.5%

H&CS net sales for the six months ended June 30, 2025 decreased 8%, which reflected soft global demand across all businesses, primarily in the Kitchen business, as well as net distribution losses. Business exits also unfavorably impacted net sales by approximately 1%. Pricing actions and contributions from new product launches, partially offset these unfavorable factors. Changes in foreign currency unfavorably impacted net sales by $37 million, or 2%.

Operating income for the six months ended June 30, 2025 was $22 million as compared to $64 million in the prior year. The decrease in operating income is primarily due to lower gross profit of $34 million, resulting from unfavorable fixed cost leverage associated with lower sales volume and inflation, partially offset by gross productivity. The decrease in gross profit was partially offset by savings from restructuring actions primarily related to the Realignment Plan and lower restructuring and restructuring-related charges of $5 million.

Learning and Development

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$1,381	$1,372	$9	0.7%
Operating income	300	299	1	0.3%
Operating margin	21.7%	21.8%

L&D net sales for the six months ended June 30, 2025 increased approximately 1%. Both the Baby and Writing businesses increased modestly due to net distribution gains, pricing actions and contributions from launches of product innovations, as well as favorable timing of back-to-school shipments in the Writing business. Changes in foreign currency unfavorably impacted net sales by $10 million, or 1%.

Operating income for the six months ended June 30, 2025 increased to $300 million as compared to $299 million in the prior-year period. Operating income increased modestly benefiting from gross productivity and pricing, savings from restructuring actions primarily related to the Realignment Plan, as well as lower restructuring and restructuring-related charges of approximately $7 million, partially offset by inflation.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$416	$459	$(43)	(9.4)%
Operating income (loss)	3	(29)	32	NM
Operating margin	0.7%	(6.3)%
NM - NOT MEANINGFUL

O&R net sales for the six months ended June 30, 2025 decreased 9% primarily due to net distribution losses, soft global demand and business exits. These declines were partially offset by pricing actions and contribution from launches of product innovation. Changes in foreign currency unfavorably impacted net sales by $1 million, or less than 1%.

Operating income for the six months ended June 30, 2025 was $3 million as compared to operating loss of $29 million in the prior-year period. The improvement in operating performance was due to higher gross profit of $19 million driven primarily by gross productivity, pricing actions and mix. Savings from restructuring actions and lower amortization of certain tradenames of approximately $3 million also contributed to the improvement of operating income.
Liquidity and Capital Resources
Liquidity

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

At June 30, 2025, the Company had cash and cash equivalents of approximately $219 million, of which approximately $185 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2025 and 2024 (in millions):

	2025	2024	Increase (Decrease)
Cash provided by (used in) operating activities	$(271)	$64	$(335)
Cash used in investing activities	(92)	(84)	(8)
Cash provided by financing activities	382	78	304
Exchange rate effect on cash, cash equivalents and restricted cash	4	(14)	18
Increase in cash, cash equivalents and restricted cash	$23	$44	$(21)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects higher working capital requirements of the Company due to lapping of prior year reductions, decrease in factored accounts receivable and higher incentive compensation payments in the current year, partially offset by lower restructuring payments.

Cash Flows from Investing Activities

The higher cash used in investing activities was primarily due to higher capital expenditures.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was due to higher utilization of the Credit Revolver (defined hereafter) during the current period. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

Credit Revolver

The Company maintains a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At June 30, 2025, there was $989 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At June 30, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $495 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $459 million.

Senior Notes

In May 2025, the Company completed the offering and sale of the 2028 Notes. In June 2025, the Company used the proceeds of the offering to fully redeem its 2026 Notes.

Also during the second quarter of 2025, Moody’s and S&P downgraded the Company’s senior unsecured debt rating. As a result, certain of the Company’s outstanding senior notes were subject to interest rate adjustments, with such adjustments to take effect in the fourth quarter of this year.

See Recent Developments under this Item 2 and Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

The Company was in compliance with all of its debt covenants at June 30, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	$—
May	34,548	5.85	—	—
June	46,706	5.30	—	—
Total	81,254	$5.54	—
(1)Shares purchased during the three months ended June 30, 2025 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 10 — MATERIAL CONTRACTS
10.1
Indenture, dated May 22, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 22, 2025, File No. 001-09608).

10.2	Form of 8.500% senior note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 22, 2025, File No. 001-09608).
10.3*	Newell Brands Inc. 2022 Incentive Plan, as amended May 8, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on 8-K dated May 14, 2025, File No. 001-09608).
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Filed herewith.
* Represents management contracts and compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	August 1, 2025	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	August 1, 2025	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer