Form 10-Q
period 2025-09-30
NEWELL BRANDS INC.
filed 2025-10-31
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 27, 2025: 419.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,806	$1,947	$5,307	$5,633
Cost of products sold	1,190	1,268	3,503	3,751
Gross profit	616	679	1,804	1,882
Selling, general and administrative expenses	492	536	1,471	1,518
Restructuring costs, net	5	4	22	40
Impairment of goodwill, intangibles and other assets	—	260	—	266
Operating income (loss)	119	(121)	311	58
Non-operating expenses:
Interest expense, net	83	75	237	223
Loss on extinguishment and modification of debt	—	—	13	1
Other (income) expense, net	(6)	9	3	15
Income (loss) before income taxes	42	(205)	58	(181)
Income tax provision (benefit)	21	(7)	28	(19)
Net income (loss)	$21	$(198)	$30	$(162)

Weighted average common shares outstanding:
Basic	419.1	416.0	417.9	415.3
Diluted	423.5	416.0	422.4	415.3

Earnings (loss) per share:
Basic	$0.05	$(0.48)	$0.07	$(0.39)
Diluted	$0.05	$(0.48)	$0.07	$(0.39)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$21	$(198)	$30	$(162)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	(2)	(17)	(61)
Pension and postretirement costs	1	(3)	2	5
Derivative financial instruments	4	(1)	(12)	13
Total other comprehensive income (loss), net of tax	6	(6)	(27)	(43)
Total comprehensive income (loss)	$27	$(204)	$3	$(205)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$229	$198
Accounts receivable, net	943	878
Inventories	1,456	1,400
Prepaid expenses and other current assets	312	299
Total current assets	2,940	2,775
Property, plant and equipment, net	1,211	1,157
Operating lease assets	460	466
Goodwill	3,100	3,038
Other intangible assets, net	1,999	2,008
Deferred income taxes	807	806
Other assets	770	754
Total assets	$11,287	$11,004

Liabilities:
Accounts payable	$902	$891
Other accrued liabilities	1,449	1,459
Short-term debt and current portion of long-term debt	237	87
Total current liabilities	2,588	2,437
Long-term debt	4,540	4,508
Deferred income taxes	102	178
Operating lease liabilities	436	418
Other noncurrent liabilities	924	712
Total liabilities	8,590	8,253
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2025 and December 31, 2024)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 447.0 shares and 442.3 shares issued at September 30, 2025 and December 31, 2024, respectively)	447	442
Treasury stock, at cost (27.8 shares and 26.2 shares at September 30, 2025 and December 31, 2024, respectively)	(644)	(634)
Additional paid-in capital	6,814	6,866
Retained deficit	(2,912)	(2,942)
Accumulated other comprehensive loss	(1,008)	(981)
Total stockholders’ equity	2,697	2,751
Total liabilities and stockholders’ equity	$11,287	$11,004
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$30	$(162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	231	245
Impairment of goodwill, intangibles and other assets	—	266
(Gain) loss from sale of businesses and investments	(12)	2
Deferred income taxes	16	(9)
Stock based compensation expense	46	49
Loss on extinguishment and modification of debt	13	1
Other, net	(14)	(10)
Changes in operating accounts:
Accounts receivable	(13)	238
Inventories	(2)	(138)
Accounts payable	(14)	41
Accrued liabilities and other, net	(178)	(177)
Net cash provided by operating activities	103	346
Cash flows from investing activities:
Capital expenditures	(177)	(163)
Proceeds from sale of divested businesses and investments	22	14
Proceeds from settlement of swaps	25	25
Other investing activities, net	15	17
Net cash used in investing activities	(115)	(107)
Cash flows from financing activities:
Proceeds from short-term debt, net	150	39
Proceeds from short-term debt with original maturities greater than 90 days	—	431
Payments on short-term debt with original maturities greater than 90 days	—	(431)
Payments on current portion of long-term debt	(1,235)	—
Net proceeds from issuance of long-term debt	1,235	—
Debt extinguishment and modification costs	(9)	(6)
Cash dividends	(90)	(89)
Equity compensation activity and other, net	8	(8)
Net cash provided by (used in) financing activities	59	(64)
Exchange rate effect on cash, cash equivalents and restricted cash	3	(15)
Increase in cash, cash equivalents and restricted cash	50	160
Cash, cash equivalents and restricted cash at beginning of period	219	361
Cash, cash equivalents and restricted cash at end of period	$269	$521

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$21	$29
Restricted cash at end of period (Footnote 1)	40	27
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692
Comprehensive income	—	—	—	21	6	27
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	2	(4)	11	—	—	9
Balance at September 30, 2025	$447	$(644)	$6,814	$(2,912)	$(1,008)	$2,697

Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive income (loss)	—	—	—	30	(27)	3
Dividends declared on common stock - $0.21 per share	—	—	(93)	—	—	(93)
Equity compensation, net of tax	5	(10)	41	—	—	36
Balance at September 30, 2025	$447	$(644)	$6,814	$(2,912)	$(1,008)	$2,697

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at June 30, 2024	$441	$(631)	$6,887	$(2,690)	$(927)	$3,080
Comprehensive loss	—	—	—	(198)	(6)	(204)
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	1	(2)	16	—	—	15
Balance at September 30, 2024	$442	$(633)	$6,872	$(2,888)	$(933)	$2,860

Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(162)	(43)	(205)
Dividends declared on common stock - $0.21 per share	—	—	(90)	—	—	(90)
Equity compensation, net of tax	2	(6)	47	—	—	43
Balance at September 30, 2024	$442	$(633)	$6,872	$(2,888)	$(933)	$2,860

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as new tariffs imposed by the current U.S. presidential administration and other countries’ retaliatory actions in response to such tariffs. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition and are to some degree expected to persist into the remainder of the year. As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, tariffs, industry growth, credit ratings, foreign exchange rates and labor inflation. The next goodwill and indefinite-lived tradenames annual test and review for impairment is during the fourth quarter (on December 1). Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges. In addition, the Company has experienced a significant decline in its market capitalization as a result of a decrease in its stock price, resulting in the Company’s market capitalization being less than its consolidated stockholders’ equity. If there are further declines in the Company’s stock price, macroeconomic conditions, or industry and market conditions that may impact the current and forecasted financial performance of each reporting unit, the Company may need to record a non-cash impairment charge, which could be material, in a future period.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures inclusive of the impact of tariffs. Accordingly, the Company’s results of operations and cash flows for the three and nine months ended September 30, 2025 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2025.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of recently issued and proposed ASUs.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software.” This ASU establishes targeted enhancements to Subtopic 350-40 improving the operability of the recognition guidance considering different methods of software development. The update is effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606).” The amendments in the ASU exclude from derivative accounting non-exchange-traded contracts with underlying components that are based on operations or activities specific to one of the parties to the contract. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” This ASU requires that each interim and annual reporting period, an entity disclose more information about the components of certain expense captions that are currently disclosed in the financial statements. This update is effective for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the effects this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance may be applied on a prospective or retrospective basis. Early adoption is permitted. The Company expects to apply the prospective method and has not elected to early adopt the standard. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements.

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million, of eligible accounts receivable. During the nine months ended September 30, 2025 and 2024, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds received	$798	$826	$2,138	$2,273
Collected from customers and remitted to financial institution	870	887	2,030	2,217

Outstanding receivables sold under the Customer Receivables Purchase Agreement at September 30, 2025 and December 31, 2024 were approximately $350 million and $270 million, respectively.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to

$275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the nine months ended September 30, 2025 and 2024, the Company factored receivables pursuant to the Receivables Facility. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds received	$303	$333	$846	$944
Collected from customers and remitted to financial institution	315	340	864	852

Outstanding receivables sold under the Receivables Facility at September 30, 2025 and December 31, 2024 were approximately $135 million and $145 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheets. Restricted cash related to both programs was $40 million and $21 million at September 30, 2025 and December 31, 2024, respectively. The Company records the discounts as other (income) expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SFP”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SFP. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SFP, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SFP, nor does it have any economic interest in a supplier’s decision to participate in the SFP. Amounts due to suppliers participating in the SFP are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SFP are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the SFP averaged approximately 122 days.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SFP (in millions):

Balance at December 31, 2024	$14
Invoices participating in the SFP	62
Invoices paid to the third-party vendor	(59)
Balance at September 30, 2025	$17

Sale of Equity Interest in a Joint Venture

In August 2025, the Company sold its equity interest in a joint venture for approximately $22 million, subject to customary working capital and other post-closing adjustments, and recorded a pretax gain of approximately $12 million, which was included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was not material at September 30, 2025 and December 31, 2024. The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2025 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2024	$(767)	$(212)	$(2)	$(981)
Other comprehensive income (loss) before reclassifications (1)	(17)	2	(14)	(29)
Amounts reclassified to earnings (2)	—	—	2	2
Net current period other comprehensive income (loss)	(17)	2	(12)	(27)
Balance at September 30, 2025	$(784)	$(210)	$(14)	$(1,008)
(1)Includes income tax provision (benefit) allocated to AOCL as follows $(68) million, $(3) million, $(4) million and $(75) million, respectively.
(2)Income tax provision (benefit) for both the three and nine months ended September 30, 2025 and 2024 were not material. Pension and postretirement costs presented are primarily classified in other (income) expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the for the three and nine months ended September 30, 2025 and 2024 were not material for any of the periods presented.

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

In connection with the Realignment Plan, the Company recorded restructuring and restructuring-related costs for the periods indicated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Incurred since inception
	2025	2024	2025	2024
Restructuring costs	$4	$1	$21	$32	$58
Restructuring-related costs	1	2	5	10	20
Total	$5	$3	$26	$42	$78

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

The Company recorded restructuring costs, net and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring costs	$1	$3	$1	$8
Restructuring-related costs	2	16	18	37
Total	$3	$19	$19	$45

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$—	$(1)	$2	$9
Learning and Development	2	4	3	12
Outdoor and Recreation	1	—	3	3
Corporate	2	1	14	16
	$5	$4	$22	$40

Accrued restructuring costs related to all restructuring activities for the nine months ended September 30, 2025 were as follows (in millions):

Balance at December 31, 2024	$12
Restructuring costs, net	22
Payments	(24)
Balance at September 30, 2025	$10

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials and supplies	$176	$183
Work-in-process	150	155
Finished products	1,130	1,062
	$1,456	$1,400

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	September 30, 2025	December 31, 2024
Land	$67	$65
Buildings and improvements	606	522
Machinery and equipment	2,540	2,392
	3,213	2,979
Less: Accumulated depreciation	(2,002)	(1,822)
	$1,211	$1,157

Depreciation expense was $47 million in both the three months ended September 30, 2025 and 2024 and $137 million and $142 million for the nine months ended September 30, 2025 and 2024, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2025 is as follows (in millions):

			September 30, 2025
Segments	Net Book Value at December 31, 2024	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,291	62	2,353	3,440	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,038	$62	$3,100	$8,280	$(5,180)

Other intangible assets, net, are comprised of the following (in millions):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life	$894	$—	$894	$844	$—	$844
Tradenames — other	538	(175)	363	531	(135)	396
Capitalized software	667	(549)	118	661	(543)	118
Customer relationships and distributor channels	1,039	(415)	624	1,025	(375)	650
	$3,138	$(1,139)	$1,999	$3,061	$(1,053)	$2,008

Amortization expense for intangible assets was $30 million and $34 million for the three months ended September 30, 2025 and 2024, respectively and $94 million and $103 million for the nine months ended September 30, 2025 and 2024, respectively.

During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that certain indefinite-lived tradenames in the H&CS and L&D segments were impaired. During the third quarter of 2024, the Company recorded non-cash impairment charges of $190 million and $70 million for certain indefinite-lived tradenames in the H&CS and L&D segments, respectively, as the carrying values exceeded their fair values.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	September 30, 2025	December 31, 2024
Customer accruals	$640	$601
Accrued compensation	161	249
Operating lease liabilities	114	110
Other	534	499
	$1,449	$1,459

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2025	December 31, 2024
3.900% senior notes due 2025 (1)	$47	$47
4.200% senior notes due 2026	—	1,233
6.375% senior notes due 2027	495	486
8.500% senior notes due 2028	1,238	—
6.625% senior notes due 2029	492	477
6.375% senior notes due 2030	743	741
6.625% senior notes due 2032	495	494
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (1)	190	40
Other debt	2	2
Total debt	4,777	4,595
Short-term debt and current portion of long-term debt	(237)	(87)
Long-term debt	$4,540	$4,508
(1)Included in short-term debt and current portion of long-term debt at September 30, 2025 and December 31, 2024.

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

Revolving Credit Facility

The Company maintains a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At September 30, 2025, there was $932 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $190 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $707 million.

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

Weighted average interest rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total debt	6.6%	5.8%	6.3%	5.8%
Short-term debt	6.8%	7.9%	6.8%	7.8%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2025		December 31, 2024
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,636	$4,585	$4,624	$4,553

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

At September 30, 2025, the Company had approximately $1.00 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.13 billion. These cross-currency swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed or floating rate of Euro-based interest and receives a fixed or floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the three months ended September 30, 2025 and 2024, the Company recognized income of $9 million each period, and the Company recognized income of $26 million in each of the nine months ended September 30, 2025 and 2024, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through September 2026. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At September 30, 2025, the Company had approximately $228 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2025, the Company had approximately $1.03 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2026. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements of Derivative Instruments

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At September 30, 2025 and December 31, 2024, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument, with the exception of cross-currency swaps included in other noncurrent liabilities. At September 30, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $21 million, $9 million and $271 million (including cross-currency swaps of $269 million), respectively. At December 31, 2024, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other assets, other accrued liabilities, and other noncurrent liabilities of $39 million, $38 million, $8 million, and $64 million (including cross-currency swaps of $41 million), respectively. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at September 30, 2025 and December 31, 2024.

The gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges, recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for its cross-currency swaps. The Company recognized gain of $14 million and loss of $88 million related to the Company’s cross-currency swaps, designated or previously designated as effective hedges, for the three months ended September 30, 2025 and 2024, respectively and loss of $275 million and $22 million for the nine months ended September 30, 2025 and 2024, respectively.

The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At September 30, 2025, net deferred losses to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates for the three months ended September 30, 2025 and 2024 were provision of 50.0% and benefit of 3.4%, respectively, and a provision of 48.3% and benefit of 10.5% for the nine months ended September 30, 2025 and 2024, respectively, due primarily to a decrease in discrete tax benefits year over year for both three- and nine-month periods.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2025 and 2024 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the period ended September 30, 2025, these items increased the tax rates more than the prior period due to the lower forecasted pretax book income for 2025. In periods where forecasted pretax income is relatively low, the proportional impact of these items on the effective rate may be significant.

The three and nine months ended September 30, 2025 were impacted by certain discrete items. Income tax expense for the three months ended September 30, 2025 included discrete benefits of $16 million due to the finalization of tax returns in various jurisdictions, primarily the U.S. and Switzerland, offset by discrete expense of $5 million due to the revaluation of deferred tax assets for a statutory rate change in Germany and $5 million of tax expense related to the disposition of the Company’s equity interest in a joint venture. The nine months ended September 30, 2025 also included certain discrete items totaling $2 million of additional income tax benefit.

The three and nine months ended September 30, 2024 were impacted by certain discrete items. Income tax benefit for the three months ended September 30, 2024 included discrete benefits of $44 million associated with non-cash impairment charges offset by $3 million of additional income tax expense. The nine months ended September 30, 2024 also included certain discrete items including a benefit of $64 million associated with a reduction in liabilities for unrecognized tax benefits, as a result of the tax authorities’ examination of its U.S. tax returns for the years 2011 to 2015 and its Brazil tax returns for the years 2015 to 2017, offset by $8 million of interest expense associated with uncertain tax liabilities, $7 million of additional tax related to withholding taxes associated with certain previously taxed earnings that are no longer indefinitely reinvested and $3 million of additional income tax expense.

In June 2025, the Company filed its amended 2019 U.S. federal income tax return to carry back capital losses generated in 2020. This resulted in an increase in income tax expense of $3 million and an aggregate increase in noncurrent income taxes receivable of $10 million, and an increase in deferred tax liabilities of approximately $13 million.

In April 2025, the Company paid $31 million of tax for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act, due to the Internal Revenue Service (“IRS”) having not yet processed the amended 2017 return, which the Company filed during the year ended December 31, 2022. This resulted in an increase to the Company’s noncurrent income tax receivable.

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

Other Matters

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including modifications to the international tax framework, and allows immediate expensing of domestic research and development costs and changes limitations related to the expensing of business interest expense. Based on the Company’s current analysis of the OBBBA, management does not expect these tax law changes to have a material impact on the Company’s consolidated financial statements. However, management will continue to evaluate the effects the OBBBA will have on its consolidated financial statements.

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

Footnote 11 — Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	419.1	416.0	417.9	415.3
Dilutive securities (1)	4.4	—	4.5	—
Diluted weighted average shares outstanding	423.5	416.0	422.4	415.3

(1)The three and nine months ended September 30, 2024 excludes 2.5 million and 2.8 million, respectively, of potentially dilutive share-based awards as their effect would be anti-dilutive.

At September 30, 2025, there were no potentially dilutive share awards with performance-based targets that were not met. At September 30, 2024, there were 0.7 million potentially dilutive share awards with performance-based targets that were not met and as such, were excluded from the computation of diluted earnings per share.

Footnote 12 — Share-Based Compensation

During the nine months ended September 30, 2025, primarily in connection with its annual grant, the Company granted 2.0 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $14 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2025, primarily in connection with its annual grant, the Company also granted 6.4 million time-based RSUs with an aggregate grant date fair value of $45 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in annual installments over a three-year period, subject to continued employment.

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

The Company’s results by segment are as follows (in millions):

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$1,806	$942	$681	$183	$1,947	$1,047	$717	$183
Cost of products sold	1,190	669	383	138	1,268	721	400	147
Segment SG&A	457	233	172	52	458	231	168	59
Other segment costs (2)	3	—	2	1	263	189	74	—
Segment operating income (loss)	$156	$40	$124	$(8)	$(42)	$(94)	$75	$(23)
Corporate expenses (3)	37				79
Operating income (loss)	$119				$(121)
Interest expense, net	83				75
Other income (expense), net	(6)				9
Income (loss) before income taxes	$42				$(205)

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (1)	$5,307	$2,646	$2,062	$599	$5,633	$2,902	$2,089	$642
Cost of products sold	3,503	1,897	1,159	447	3,751	2,066	1,167	518
Segment SG&A	1,315	685	476	154	1,306	667	466	173
Other segment costs (2)	8	2	3	3	284	199	82	3
Segment operating income (loss)	$481	$62	$424	$(5)	$292	$(30)	$374	$(52)
Corporate expenses (3)	170				234
Operating income	$311				$58
Interest expense, net	237				223
Loss on extinguishment and modification of debt	13				1
Other expense, net	3				15
Income (loss) before income taxes	$58				$(181)
(1)All intercompany transactions have been eliminated.
(2)Other segment costs primarily include segment restructuring costs, net and impairment of acquired intangible assets (see Footnotes 3 and 6, respectively, for further information).
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

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$35	$36	$106	$115
Learning and Development	18	19	51	52
Outdoor and Recreation	8	11	23	31
Corporate	16	15	51	47
	$77	$81	$231	$245

Capital expenditures by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Home and Commercial Solutions	$20	$21	$56	$57
Learning and Development	10	9	31	29
Outdoor and Recreation	6	3	15	9
Corporate	23	18	75	68
	$59	$51	$177	$163

Assets by segment are as follows at (in millions):

	September 30, 2025	December 31, 2024
Home and Commercial Solutions	$4,183	$4,110
Learning and Development	3,868	3,786
Outdoor and Recreation	525	541
Corporate	2,711	2,567
	$11,287	$11,004

The following table disaggregates net sales(1) by major product grouping for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	$331	$355	$976	$1,028
Kitchen	475	527	1,290	1,461
Home Fragrance	136	165	380	413
Home and Commercial Solutions	942	1,047	2,646	2,902

Baby	273	280	749	751
Writing	408	437	1,313	1,338
Learning and Development	681	717	2,062	2,089

Outdoor and Recreation	183	183	599	642
	$1,806	$1,947	$5,307	$5,633
(1)All intercompany transactions have been eliminated.

The following table disaggregates net sales(1) by geography(2) for the periods indicated (in millions):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$607	$335	$942	$691	$356	$1,047
Learning and Development	509	172	681	531	186	717
Outdoor and Recreation	93	90	183	97	86	183
	$1,209	$597	$1,806	$1,319	$628	$1,947

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,671	$975	$2,646	$1,892	$1,010	$2,902
Learning and Development	1,549	513	2,062	1,552	537	2,089
Outdoor and Recreation	292	307	599	340	302	642
	$3,512	$1,795	$5,307	$3,784	$1,849	$5,633
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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2025 was $33 million which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

French Door Countertop Ovens Recall

On September 25, 2025, the Company announced a recall in the U.S. and Canada of certain of its Oster French Door Countertop Ovens in the H&CS segment. The Company determined that the recalled product may present users with a potential safety concern, as the doors could unexpectedly close and pose a burn hazard to users, and the recall offers a repair kit to address the hazard. During the quarter ended September 30, 2025, the Company recorded a reserve of $6 million relating to this recall representing its best estimate of risk of loss.

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

At September 30, 2025, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

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

Based on the currently announced and imposed tariffs as well as any retaliatory tariffs on U.S. exports, the Company anticipates an incremental cash tariff cost of approximately $180 million in 2025 prior to any offsetting impact from mitigating actions. There will be a timing difference between the operating cash outflow and the recognition of cost of products sold arising from the tariffs. As a result, the Company anticipates recognizing approximately $115 million of incremental costs of products sold (including $10 million in the second quarter and $55 million in the third quarter) in the Consolidated Statement of Operations in 2025. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. At this time, it is difficult to predict the rate or duration of these tariffs, and there can be no assurance as to the extent to which the Company will be able to offset the impact through mitigation actions. Additional tariffs or further increases to the U.S. tariffs, retaliatory actions taken by other countries, or failure to effectively deploy the Company’s mitigation plans could have a significant negative impact on the Company.

Sale of Equity Interest in Joint Venture

In August 2025, the Company sold its equity interest in a joint venture for approximately $22 million, subject to customary working capital and other post-closing adjustments, and recorded a pretax gain of approximately $12 million, which was included in other (income) expense, net in the Condensed Consolidated Statements of Operations.

Results of Operations

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$1,806	$1,947	$(141)	(7.2)%
Gross profit	616	679	(63)	(9.3)%
Gross margin	34.1%	34.9%
Operating income (loss)	119	(121)	240	NM
Operating margin	6.6%	(6.2)%

Interest expense, net	83	75	8	10.7%
Other (income) expense, net	(6)	9	(15)	NM
Income (loss) before income taxes	42	(205)	247	NM

Income tax provision (benefit)	21	(7)	28	NM
Income tax rate	50.0%	3.4%

Net income (loss)	$21	$(198)	$219	NM
Diluted earnings (loss) per share	$0.05	$(0.48)
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2025 decreased 7%. Net sales were unfavorably impacted primarily by continued softness in global demand in the H&CS segment. In addition, net sales were unfavorably impacted by reduced retailer inventory levels primarily in the L&D segment and to a lesser extent in the H&CS segment. These unfavorable factors were partially mitigated by launches of product innovations in the H&CS and L&D segments. Changes in foreign currency favorably impacted net sales by $11 million, or less than 1%.

Gross profit decreased 9% compared to the prior year. Gross margin declined to 34.1% as compared with 34.9% in the prior year. The impact of lower sales volume, additional tariffs of approximately $55 million, inflation and approximately $6 million of costs associated with a product recall in the H&CS segment, were partially offset by gross productivity, pricing actions and lower restructuring-related charges of approximately $13 million. Changes in foreign currency exchange rates favorably impacted gross profit by $2 million, or less than 1%.

Notable items, other than those noted above, impacting operating income (loss) for the three months ended September 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended September 30,
	2025	2024	$ Change
Impairment of intangible assets (1)	$—	$260	$(260)
Restructuring and restructuring-related costs (2)	8	22	(14)
Transaction costs and other (3)	11	6	5

(1)The three months ended September 30, 2024 includes non-cash impairment charges of $190 million and $70 million for certain indefinite-lived tradenames in the H&CS and L&D segments, respectively. See Footnote 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

(2)For the three months ended September 30, 2025, restructuring-related costs reported in selling, general and administrative expenses (“SG&A”) were $3 million and primarily relate to facility closures associated with various discrete initiatives as well as previously disclosed but substantially completed restructuring activities. For the three months ended September 30, 2024, restructuring-related costs reported in cost of products sold and SG&A were $13 million and $5 million, respectively, primarily related to facility closures associated with previously disclosed Network Optimization Project and Project Phoenix, as well as the Realignment Plan and other discrete initiatives. Restructuring costs were $5 million and $4 million for the three months ended September 30, 2025 and 2024, respectively, primarily related to the Realignment Plan. See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(3)Transaction costs and other for the three months ended September 30, 2025 includes expenses for certain legal proceedings and completed divestitures, costs of a product recall (see Footnote 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information), fire-related losses and hyperinflationary currency movements. For the three months ended September 30, 2024 transaction and other costs related to hyperinflationary currency movements and to accelerated amortization and write-off of other assets associated with integration projects.

Operating income was $119 million as compared to operating loss of $121 million in the prior year period. The operating results in the prior year period included non-cash impairment charges of $260 million for certain indefinite-lived tradenames in the H&CS and L&D segments. The improvement in the current period also reflects the impact of savings from restructuring actions primarily related to the Realignment Plan and lower incentive compensation expense of approximately $36 million, partially offset by lower gross profit of $63 million and higher advertising and promotion costs of $6 million.

Interest expense, net increased by $8 million due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended September 30, 2025 and 2024 were approximately 6.6% and 5.8%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other (income) expense, net for the three months ended September 30, 2025 and 2024 includes the following items (in millions):

	Three Months Ended September 30,
	2025	2024
Foreign exchange losses, net	$6	$6
(Gain) loss on disposition of businesses and investments	(12)	2
Discount on factored receivables and other, net	—	1
	$(6)	$9

During the three months ended September 30, 2025, the Company sold its equity interest in a joint venture and realized a pretax gain of $12 million.

The income tax provision for the three months ended September 30, 2025 was $21 million as compared to benefit of $7 million for the three months ended September 30, 2024. The Company’s effective income tax rates for the three months ended September 30, 2025 and 2024 were provision of 50.0% and benefit of 3.4% respectively. The increase in the tax rate is primarily due to a decrease in discrete benefits in the current period and lower forecasted pretax book income for 2025. In periods where forecasted pretax income is relatively low, the proportional impact of these items on the effective rate may be significant. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$942	$1,047	$(105)	(10.0)%
Operating income (loss)	40	(94)	134	NM
Operating margin	4.2%	(9.0)%
NM - NOT MEANINGFUL

H&CS net sales for the three months ended September 30, 2025 decreased 10%. The net sales decrease in H&CS was driven by soft global demand in the Kitchen business and distribution losses in the Commercial business, as well as the timing of retailer orders for relaunched Home Fragrance products and a decrease in the Company’s retail store sales. In addition, business exits primarily in the Kitchen business unfavorably impacted net sales by approximately 1%. These unfavorable factors were partially mitigated by launches of product innovations. Changes in foreign currency favorably impacted net sales by approximately $5 million, or less than 1%.

Operating income for the three months ended September 30, 2025 was $40 million as compared to operating loss of $94 million in the prior year. The improvement in operating results is primarily due to the absence of $190 million of non-cash impairment charge for an indefinite-lived tradename in the prior year and savings from restructuring actions mostly related to the Realignment Plan, partially offset by lower gross profit of $53 million, primarily due to the impact of lower sales volume, additional tariffs and inflation.

Learning and Development

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$681	$717	$(36)	(5.0)%
Operating income	124	75	49	65.3%
Operating margin	18.2%	10.5%

L&D net sales for the three months ended September 30, 2025 decreased 5%. Net sales in the Writing business decreased primarily due to softer international demand and to a lesser extent, a shift of certain order activity to the second quarter, partially offset by contributions from launches of product innovations. Net sales in the Baby business declined primarily due to retailer inventory actions, including delivery preferences shifting away from direct import, partially offset by contributions from launches of product innovations. Changes in foreign currency favorably impacted net sales by approximately $4 million, or 1%.

Operating income for the three months ended September 30, 2025 increased to $124 million as compared to $75 million in the prior-year period. The increase in operating income is primarily due to the absence of $70 million of non-cash impairment charge for an indefinite-lived tradename in the prior year as well as savings from restructuring actions primarily related to the Realignment Plan. These favorable drivers were partially offset by lower gross profit of $19 million, reflecting the impact of lower net sales, additional tariffs and inflation.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$183	$183	$—	—%
Operating loss	(8)	(23)	15	65.2%
Operating margin	(4.4)%	(12.6)%

O&R net sales for the three months ended September 30, 2025 remained relatively unchanged compared to the same period last year, as soft global demand and business exits were partially offset by contributions from product innovations. Changes in foreign currency favorably impacted net sales by approximately $2 million, or 1%.

Operating loss for the three months ended September 30, 2025 was $8 million as compared to $23 million in the prior-year period. The improvement in operating performance was mainly due to higher gross profit of $9 million driven primarily by gross productivity, pricing actions and mix. Savings from restructuring actions also contributed to the improvement in operating performance.

Results of Operations

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$5,307	$5,633	$(326)	(5.8)%
Gross profit	1,804	1,882	(78)	(4.1)%
Gross margin	34.0%	33.4%
Operating income	311	58	253	NM
Operating margin	5.9%	1.0%

Interest expense, net	237	223	14	6.3%
Loss on extinguishment and modification of debt	13	1	12	NM
Other expense, net	3	15	(12)	(80.0)%
Income (loss) before income taxes	58	(181)	239	NM

Income tax provision (benefit)	28	(19)	47	NM
Income tax rate	48.3%	10.5%

Net income (loss)	$30	$(162)	$192	NM
Diluted earnings (loss) per share	$0.07	$(0.39)
NM - NOT MEANINGFUL

Net sales for the nine months ended September 30, 2025 decreased approximately 6%. Net sales were unfavorably impacted by soft global demand across all segments. Business exits, primarily in the H&CS segment also unfavorably impacted net sales. In addition, net sales were also unfavorably impacted by reduced retailer inventory levels primarily in the L&D segment. These unfavorable factors were partially mitigated by launches of product innovations in the H&CS and L&D segments and to a lesser extent in the O&R segment. Changes in foreign currency unfavorably impacted net sales by $37 million, or 1%.

Gross profit decreased by approximately $78 million, or 4% compared to the prior year. Gross margin improved to 34.0% as compared with 33.4% in the prior year. The improvement in gross margin was driven by gross productivity, pricing and lower restructuring-related charges of approximately $24 million, partially offset by the volume impact of lower sales, additional tariffs of approximately $65 million and inflation. Changes in foreign currency exchange rates unfavorably impacted gross profit by $6 million, or less than 1%.

Notable items, other than those noted above, impacting operating income for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024	$ Change
Impairment of intangible assets (1)	$—	$260	$(260)
Restructuring and restructuring-related costs (2)	45	87	(42)
Transaction costs and other (3)	15	7	8
(1)The nine months ended September 30, 2024 includes non-cash impairment charges of $190 million and $70 million for certain indefinite-lived tradenames in the H&CS and L&D segments, respectively. See Footnote 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(2)For the nine months ended September 30, 2025, restructuring-related costs reported in cost of products sold and SG&A were $4 million and $19 million, respectively, and primarily relate to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities. For the nine months ended September 30, 2024, restructuring-related costs reported in cost of products sold, SG&A and impairment of other assets were $28 million, $13 million and $6 million, respectively, primarily related to facility closures associated with previously disclosed Network Optimization Project and Project Phoenix, as well as the Realignment Plan and other discrete initiatives. Restructuring costs were $22 million and $40 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to the Realignment Plan. See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

(3)Transaction costs and other for the nine months ended September 30, 2025 includes expenses for certain legal proceedings and completed divestitures, costs of a product recall (see Footnote 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information), fire-related losses and hyperinflationary currency movements. For the nine months ended September 30, 2024 transaction and other costs primarily related to a release of a bad debt reserve due to a recovery of a receivable from an international customer, hyperinflationary currency movements and accelerated amortization and write-off of other assets associated with integration projects.

Operating income was $311 million as compared to $58 million in the prior year period. The operating results in the prior year period included non-cash impairment charges of $260 million for certain indefinite-lived tradenames in the H&CS and L&D segments. The improvement also reflects the impact of savings from restructuring actions primarily related to the Realignment Plan, lower incentive compensation expense of approximately $53 million, lower restructuring and restructuring-related charges of $18 million and lower amortization of tradenames of $5 million, partially offset by lower gross profit of $78 million and higher advertising and promotion costs of $5 million.

Interest expense, net increased by $14 million due to higher interest rates and lower interest income. The weighted average interest rates for the nine months ended September 30, 2025 and 2024 were approximately 6.3% and 5.8%, respectively.

The loss on extinguishment of debt of $13 million is related to the redemption of the Company’s 4.200% senior notes due 2026 (the “2026 Notes”) during June 2025.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on interest expense and loss on extinguishment of debt.

Other expense, net for nine months ended September 30, 2025 and 2024 includes the following items (in millions):

	Nine Months Ended September 30,
	2025	2024
Foreign exchange losses, net	$8	$8
Gain on disposition of businesses and investments	(12)	(1)
Discount on factored receivables and other, net	7	8
	$3	$15

During the nine months ended September 30, 2025, the Company sold its equity interest in a joint venture and realized a pretax gain of $12 million.

The income tax provision for the nine months ended September 30, 2025 was $28 million as compared to benefit of $19 million for the nine months ended September 30, 2024. The Company’s effective income tax rates for the nine months ended September 30, 2025 and 2024 were provision of 48.3% and benefit of 10.5% respectively. The increase in the tax rate was primarily driven by decrease in discrete benefits in the current year and lower forecasted pretax book income for 2025. In periods where forecasted pretax income is relatively low, the proportional impact of these items on the effective rate may be significant. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$2,646	$2,902	$(256)	(8.8)%
Operating income (loss)	62	(30)	92	NM
Operating margin	2.3%	(1.0)%
NM - NOT MEANINGFUL

H&CS net sales for the nine months ended September 30, 2025 decreased 9%, which reflected soft global demand across all businesses. In addition, net sales were unfavorably impacted by distribution losses in the Commercial business, as well as the timing of retailer orders for relaunched Home Fragrance products and a decrease in the Company’s retail store sales. Business exits also unfavorably impacted net sales by approximately 1%. These unfavorable factors were partially mitigated by launches of product innovations. Changes in foreign currency unfavorably impacted net sales by $32 million, or 1%.

Operating income for the nine months ended September 30, 2025 was $62 million as compared to operating loss of $30 million in the prior year. The improvement in operating results is primarily due to the absence of $190 million of non-cash impairment charge for an indefinite-lived tradename in the prior year and savings from restructuring actions mostly related to the Realignment Plan. These favorable drivers were partially offset by lower gross profit of $87 million, resulting from unfavorable fixed cost leverage associated with lower sales volume, additional tariffs and inflation, partially offset by gross productivity.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$2,062	$2,089	$(27)	(1.3)%
Operating income	424	374	50	13.4%
Operating margin	20.6%	17.9%

L&D net sales for the nine months ended September 30, 2025 decreased approximately 1%. Net sales in the Writing business decreased primarily due to softer demand, which was partially offset by contributions from launches of product innovations. Changes in foreign currency unfavorably impacted net sales by $6 million, or less than 1%.

Operating income for the nine months ended September 30, 2025 increased to $424 million as compared to $374 million in the prior-year period. The increase in operating income is primarily due to the absence of $70 million of non-cash impairment charge for an indefinite-lived tradename in the prior year as well as savings from restructuring actions primarily related to the Realignment Plan. These favorable drivers were partially offset by lower gross profit of approximately $19 million, primarily due to additional tariffs and inflation, partially offset by gross productivity and pricing.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change	% Change
Net sales	$599	$642	$(43)	(6.7)%
Operating loss	(5)	(52)	47	90.4%
Operating margin	(0.8)%	(8.1)%

O&R net sales for the nine months ended September 30, 2025 decreased 7% primarily due to net distribution losses, soft global demand and business exits. These declines were partially offset by contribution from launches of product innovation. Changes in foreign currency favorably impacted net sales by $1 million, or less than 1%.

Operating loss for the nine months ended September 30, 2025 was $5 million as compared to $52 million in the prior-year period. The improvement in operating performance was due to higher gross profit of $28 million driven primarily by gross productivity, pricing actions and mix. Savings from restructuring actions and lower amortization of certain tradenames of approximately $5 million also contributed to the improvement of operating income.
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

At September 30, 2025, the Company had cash and cash equivalents of approximately $229 million, of which approximately $205 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2025 and 2024 (in millions):

	2025	2024	Increase (Decrease)
Cash provided by operating activities	$103	$346	$(243)
Cash used in investing activities	(115)	(107)	(8)
Cash provided by (used in) financing activities	59	(64)	123
Exchange rate effect on cash, cash equivalents and restricted cash	3	(15)	18
Increase in cash, cash equivalents and restricted cash	$50	$160	$(110)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects higher working capital requirements of the Company due to lapping of prior year reductions, the cash impact of additional tariffs and higher incentive compensation payments in the current year, partially offset by lower restructuring payments.

Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to $14 million increase in capital expenditures, partially offset by higher proceeds from the sale of divested businesses and investments.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was primarily due to higher utilization of the Credit Revolver (defined hereafter) during the current period. See Footnote 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Capital Resources

Credit Revolver

The Company maintains a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations. Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At September 30, 2025, there was $932 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At September 30, 2025, the Company had approximately $35 million of outstanding standby letters of credit issued against the Credit Revolver and $190 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $707 million.

Senior Notes

In May 2025, the Company completed the offering and sale of 8.500% senior notes due 2028. In June 2025, the Company used the proceeds of the offering to fully redeem its 2026 Notes.

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

The Company was in compliance with all of its debt covenants at September 30, 2025.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	708,676	$5.84	—	$—
August	—	—	—	—
September	33,799	5.92	—	—
Total	742,475	$5.84	—
(1)Shares purchased during the three months ended September 30, 2025 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

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

NEWELL BRANDS INC. Registrant

Date:	October 31, 2025	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	October 31, 2025	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer