Form 10-K
period 2025-12-31
NEWELL BRANDS INC.
filed 2026-02-13
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
December 31, 2025	1-9608

__________________________________________________________________________________________________________
NEWELL BRANDS INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
__________________________________________________________________________________________________________

Delaware	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Concourse Parkway NE, 8th Floor		30328
Atlanta,	Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	TRADING SYMBOL	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 par value per share	NWL	Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        Yes  ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 419.2 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) at February 9, 2026. The aggregate market value of the shares of Common Stock on June 30, 2025 (based upon the share count and closing price on the Nasdaq Stock Exchange on such date) beneficially owned by non-affiliates of the Registrant was approximately $2.2 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
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

GENERAL

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in more than 45 of these countries, excluding third-party distributors.

BUSINESS STRATEGY

The Company is actively advancing the strategic priorities identified through its comprehensive capability assessment completed in 2023. These priorities are based on a clear set of “where to play” and “how to win” strategic choices with the goal of improving the Company’s top line, expanding margins and improving cash flows with a new operating model, critical talent upgrades and a culture redesign.

In 2025, the Company continued to strengthen the foundational capabilities needed to compete effectively, and began to see progress across innovation, brand building, productivity and commercial execution. While meaningful progress has been made, the Company remains in the execution phase of its multi-year transformation and expects the benefits of these capability improvements to continue to phase in over time.

The Company continues to implement this strategy while addressing key global challenges such as shifting consumer preferences and behaviors; a highly competitive operating environment; a rapidly changing retail and consumer landscape including evolving retailer inventory, sourcing and promotional patterns and increased adoption of digital and artificial intelligence-enabled tools by consumers and retailers; continued macroeconomic and geopolitical volatility; a soft macro backdrop; significant cumulative inflationary pressures on consumers; new tariffs imposed in 2025 by the United States of America (“U.S.”) presidential administration as well as other countries’ retaliatory actions in response to such tariffs; and an evolving regulatory landscape. The Company continues to deploy a comprehensive mitigation strategy in response to these exposures through pricing optimization, productivity enhancements and strategic manufacturing relocations where appropriate.

In order to successfully navigate these challenges and deliver strong performance, the Company is focused on continuing to create and leverage scale to unlock the full potential of the Company’s portfolio of leading brands through maintaining a disciplined approach and executing congruent with the Company’s key priorities, which also aligns with the Company’s operating focus for 2026, including:

•Igniting top-line improvement over time through product and commercial innovation, brand building, distribution expansion and tariff-advantaged sourcing opportunities, while recognizing that category trends, consumer spending patterns and retailer behaviors may influence the pace and timing of top-line recovery;
•Building a strong defense through margin discipline, productivity, procurement savings and overhead management, while acknowledging that year-to-year margin progression may be impacted by tariffs, competitive dynamics, inflationary pressures, volume trends and planned reinvestment, including advertising and promotion;

•Further deleveraging the balance sheet and improving cash flow efficiency through disciplined working capital management and capital allocation;
•Strengthening commercial and operational excellence and execution discipline through continued complexity reduction, technology standardization, Enterprise Resource Planning System (ERP) consolidation, stock-keeping unit (SKU) optimization and supply chain optimization; and
•Winning through accountability, urgency and the Company’s values, while continuing to strengthen a high-performance culture that emphasizes accountability, innovation and inclusion.

The Company remains committed to advancing its turnaround and positioning the business for sustainable, profitable growth over time, while maintaining a balanced and disciplined view of external conditions and factors outside the Company’s control.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is the organizational realignment (“Realignment Plan”), which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company initiated in 2023. In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, enhancing and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company has also optimized the Company’s real estate footprint and pursued other cost reduction initiatives. Actions under the Realignment Plan were implemented by the end of fiscal year 2025.

Further building on the Company’s turnaround strategy, the Company announced a global productivity plan (the “Productivity Plan”) in December 2025. The Productivity Plan is designed to further simplify processes, streamline overhead and redirect resources to the highest-value activities. As part of the Productivity Plan the Company will reduce its global workforce by over 900 employees primarily related to professional and clerical employees, with limited impact on manufacturing or supply chain operations. Professional and clerical employee separations in the U.S. were mostly executed by the end of 2025, with international actions to occur throughout 2026, subject to applicable local law and consultation requirements. The Company closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026. This retail optimization aligns the brand’s footprint with modern consumer shopping behaviors and supports its multi-channel strategy.

In addition, the Company continues to review its operating footprint and non-core brands, which will likely result in future restructuring and restructuring-related charges.

See Recent Developments, Liquidity and Capital Resources and Critical Accounting Estimates in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnotes 1 and 3 of the Notes to Consolidated Financial Statements for further information.

Organizational Structure

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(a), Calphalon, Chesapeake Bay, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Bubba, Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
(a) and Ball®, TMs of Ball Corporation, used under license.

The President and Chief Executive Officer (the “CEO”) of the Company, who is the chief operating decision maker (the “CODM”), reviews the businesses as three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”). This structure reflects the manner in which the CODM regularly assesses information for decision-making purposes, including the allocation of resources. The Company also provides general corporate services to its segments which is reported as a non-operating segment, Corporate. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Home and Commercial Solutions

The H&CS segment designs, manufactures, sources, markets and distributes a diverse line of household products, including kitchen appliances, food and home storage, fresh preserving, vacuum sealing, gourmet cookware, bakeware and cutlery and home fragrance products, as well as commercial cleaning and maintenance solutions products, closet and garage organization products, hygiene systems and material handling solutions. Commercial cleaning and maintenance solutions products are primarily sold under the Rubbermaid, Rubbermaid Commercial Products, Mapa and Spontex brands. Kitchen appliances are primarily sold under the Crockpot, Mr. Coffee, Oster and Sunbeam brands. The Company also has rights to sell various small appliances in substantially all of Europe under the Breville brand name. Food storage products are sold primarily under the FoodSaver, Rubbermaid and Sistema brands. Gourmet cookware, bakeware and cutlery are sold under the Calphalon brand. The Company also sells certain home canning and food storage products under the Ball brand, pursuant to a license from Ball Corporation. Home fragrance products are sold primarily under the Chesapeake Bay, WoodWick and Yankee Candle brands.

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

Outdoor and Recreation

The O&R segment designs, manufactures, sources, markets and distributes global consumer active lifestyle products for outdoor and outdoor-related activities, including technical apparel and on-the-go beverageware. Active lifestyle products are sold primarily under the Bubba, Campingaz, Coleman, Contigo, and Marmot brands.

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

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities; however the Company continues to monitor risks for capacity constraints around certain raw materials and finished goods driven by evolving global conditions. The Company’s product offerings require the purchase of resin, corrugate, glass, plastic, expanded polystyrene, nylon, paper, sawdust, tin plate, wax, wood, natural rubber, electrical components, glass fiber, magnesium, adhesives, various paper-related packaging materials and metals, including steel, stainless steel, aluminum and copper. The Company’s resin purchases are principally comprised of polyethylene, polypropylene and copolyester.

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

Current trends among retailers include fostering high levels of competition among suppliers, rebalancing and reducing inventory levels, demanding innovative new products and products tailored to each of their unique requirements and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user demand for a brand, are for retailers to import generic products directly from foreign sources and to source and sell products under their own private label brands, which compete with the Company’s products. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established. For example, our Yankee Candle retail stores compete primarily with specialty candle and personal care retailers and a variety of other retailers, including department stores, gift stores and national specialty retailers that sell candles.

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

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailers, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce retailers. The Company’s largest customer in 2025, Amazon, accounted for approximately 17%, 15% and 13% of net sales in 2025, 2024 and 2023, respectively. Walmart Inc. and subsidiaries (“Walmart”), the Company’s second largest customer in 2025, accounted for approximately 13%, 14% and 15% of net sales in 2025, 2024 and 2023, respectively. The Company’s top-ten customers in 2025 included (in alphabetical order): Amazon.com Inc., Costco Wholesale Corporation, Grainger Inc., Office Depot Inc., Staples Inc., Target Corporation, The Home Depot Inc., The Kroger Co., Uline Inc. and Walmart Inc. and subsidiaries.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in Footnote 17 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

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

Human Capital Management

Newell Brands is committed to creating a workplace that fosters innovation, high performance and inclusion to enable sustainable business success and talent attraction, engagement and retention of required talent capabilities. At December 31, 2025, the Company employed approximately 21,900 people worldwide. Approximately 3,350 were in the Asia-Pacific region, 4,200 were in the Europe, Middle East and Africa region, 4,500 were in the Latin America region and 9,850 were in the North America region. Of the Company’s total employees, approximately 13,250 were employed in manufacturing and supply chain roles. The Company’s capable employee base, along with its commitment to uncompromising values, provide the foundation for the Company’s success.

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

The Company deploys a talent and workforce planning strategy focused on attracting, engaging, and retaining the required talent pools and capabilities necessary to win in the market. Our global presence and the breadth of our industry-leading iconic brand portfolio require a multi-cultural, multi-generational workforce that reflects the array of consumers we serve. To enable our workforce to stay relentlessly focused on anticipating and meeting the needs and wants of our consumers, we guard against unfair talent practices and make decisions based on merit. Newell Brands is focused on providing career experience opportunities that encourage the development of our employees. We offer development, resources and other experiences to expand skill sets and provide support to elevate careers. This also includes skill development opportunities in artificial intelligence (“AI”). There are opportunities to access coaching and mentoring. As employees progress at Newell, they will be able to gain expertise and broaden their exposure to different parts of the business. Employees can move up or laterally to access a full array of opportunities in various realms of expertise. The Company tracks and reports internally on key talent metrics including talent pipeline and succession data, and organization health engagement indices. We will continue to enhance our talent and culture measurements to further reflect our progress over 2026.

The Company believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The CEO and executive leadership team have deep industry experience. They partner and work closely with an experienced and talented management team who is dedicated to maintaining and expanding our position as a global leader in the consumer products industry. For discussion of the risks relating to the attraction and retention of key management and executive employees, see Item 1A - Risk Factors section hereafter.

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

Although the Company has long-established relationships with many customers, the Company generally does not have long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond the Company’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, because many of the Company’s costs are fixed, a reduction in customer demand due to decreased sales to end consumers could have an adverse effect on the Company’s profitability. The retail landscape in many of the Company’s markets continues to be impacted by the rapid growth of e-commerce retailers, changing consumer preferences (including shopping online and through mobile commerce and social applications) and the emergence of alternative retail channels, such as subscription services and direct-to-consumer businesses. The rapid growth in e-commerce and emergence of alternative retail channels may adversely affect the Company’s relationships with its key retailers, whereby the number of products it sells will no longer be a reliable indicator of the amount of future business the Company can expect.

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

The Company’s plans to execute its turnaround plan and restructuring initiatives, improve productivity and reduce complexity and costs may not be successful, which would materially adversely affect its financial results.

The Company is executing a turnaround plan to build a global, next generation consumer products company that can unleash the full potential of its brands in a fast-moving omni-channel environment. The Company is implementing various global initiatives in connection with the turnaround plan to reduce costs and improve cash flows, as further described in Item 1-Business Strategy.

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

The Company’s use of AI tools in its operations and systems poses inherent risk and could adversely affect the Company’s operations and financial conditions. The Company’s success may increasingly become dependent on its ability to effectively leverage AI to support its operational efficiencies, such as in supply chain and support functions, and its product development and marketing capabilities. The Company may be outpaced by its competitors in their more successful or earlier adoption of AI solutions, which could negatively affect the Company’s commercial competitiveness. Use of AI exposes the Company to risks that such AI solutions may be deficient, produce inaccurate or misleading output, become inoperable or subject the Company to cybersecurity and data privacy breaches, all of which could lead to operational disruptions, flawed decision-making, increased costs, and an inhibited ability to improve product development and marketing through the use of AI, and could impact the Company’s operational effectiveness and financial condition. Additionally, the use of certain AI solutions could put the Company’s own information and intellectual property rights at risk or expose the Company to risk of infringing third parties’ intellectual property or other rights. The global legal, regulatory, and ethical landscape surrounding AI is rapidly evolving and remains uncertain, which creates continued compliance risk and may incur additional operational costs associated with the Company’s use of AI, may limit the Company’s ability to fully develop or use AI solutions as intended, and may further cause legal repercussions and brand or reputational harm to the Company.

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

The Company cannot guarantee that its security efforts will prevent attacks and resulting breaches or breakdowns of the Company’s, or its third-party service providers’ databases or systems notwithstanding whether the Company takes reasonable steps to prevent such attacks. The Company’s operations, especially its retail operations and employee benefits administration, involve the storage and transmission of employees’, customers’ and consumers’ personal and sensitive information, such as credit card and bank account numbers. The Company’s payment services may be subject to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition. In addition, if the Company’s service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company’s supply chain or reduced customer orders or other business operations, which could adversely affect the Company.

The Company may face particular data protection and privacy risks in connection with privacy laws and regulations globally.

The Company is subject to laws of various jurisdictions where it operates or does business related to solicitation, collection, processing, transferring, storing or use of consumer, customer, vendor, investor, employee or other stakeholder information and personal data, including but, not limited to, the General Data Protection Regulation of the European Union, the California Consumer Privacy Act, and various other privacy laws and regulations. The Company may be subject to additional regulations, such as the European Union AI Act, that specifically affect the use of personal information in the context of AI systems. The changes introduced by these laws and regulations increase the complexity of regulations enacted to protect business and personal data, subject the Company to additional costs and have required, and may in the future require, costly changes to the Company’s security systems, policies, procedures and practices. These laws and regulations may grant, among other things, individual rights to access and delete personal information and the right to opt out of the sale of personal information, causing the Company to incur costs and operational inefficiencies. These laws and regulations can also impose significant forfeitures and penalties for noncompliance and afford private rights of action to individuals under certain circumstances. Any failure to manage data privacy in compliance with applicable laws and regulations could result in significant regulatory investigations, fines, and sanctions, consumer and class action litigation, commercial litigation, prolonged negative publicity, data breaches, declining customer confidence, loss of key customers, employee liability, and other unfavorable consequences.

The Company’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services.

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

The Company’s operations and financial condition can be adversely impacted by global macroeconomic environment, including the impact of tariffs imposed by the U.S. and retaliatory tariffs imposed by other countries.

Evolving trade policies could continue to make sourcing products from foreign countries more difficult and costly, as the Company sources a significant amount of its products from outside of the U.S. In 2025, the current U.S. presidential administration announced and/or imposed a series of new tariffs on foreign imports into the U.S., including without limitation significant tariffs on products manufactured in China. Tariffs on imports into the U.S., most significantly from China, and retaliatory tariffs on exports from the U.S. to other countries, have increased costs for the Company and could impact the level of trade between the U.S. and its various trading partners around the globe in general. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. However, the rate or duration of these tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets, and there can be no assurance as to the extent to which the Company will be able to offset the impact through mitigation actions. Given the Company’s reliance upon non-domestic suppliers, new or additional tariffs on goods imported to the U.S. from China, Mexico or other countries, or products imported into the European Union or other non-U.S. markets, or other significant changes to the U.S. trade policies (and those of other countries in response) or changes without sufficient notice may cause a material adverse effect on the Company’s ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results.

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

The Company’s ability to attract, retain and develop critical talent, including readiness for emerging technologies such as AI, is essential to executing its strategic objectives and sustaining long-term performance.

The Company’s success depends significantly on the continued contributions of executive leadership and other key personnel. The loss of the services of one or more of these individuals could materially and adversely affect the Company’s business, financial condition, and operating results. Additionally, maintaining a pipeline of highly skilled talent across all levels of the organization is critical as global competition intensifies and workforce expectations evolve, including remote work flexibility and technology-driven roles. Failure to attract, retain, or upskill employees—particularly in areas requiring AI proficiency, could impair our ability to innovate, adapt to market changes, and achieve operational goals.

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

Finally, there has been an increased focus from certain investors, customers, consumers, employees, and other stakeholders, as well as legislative bodies and regulatory agencies, concerning corporate citizenship and sustainability matters. From time to time, the Company announces certain initiatives regarding its focus areas, some of which may be required in accordance with applicable laws, and which may include environmental matters, human capital, sustainability, packaging, responsible sourcing and social investments. The Company could fail, or be perceived to fail, in its achievement of such initiatives and goals or it could fail in accurately reporting its progress on such initiatives and goals. In addition, the Company could be criticized for the scope of such initiatives or perceived as not acting responsibly in connection with these matters. The Company’s reputation and business could be negatively impacted by such developments or litigation may be filed against the Company resulting in significant expenses or investments to repair such impacts. Damage to the Company’s reputation or a loss of consumer confidence in the Company’s brands could adversely affect the Company’s business, results of operations, cash flows and financial condition as well as require resources to repair the harm.

A deterioration in labor relations could adversely impact the Company’s global business.

At December 31, 2025, the Company had approximately 21,900 employees worldwide, a portion of which are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute. The Company periodically negotiates with certain unions and labor representatives and may be subject to work stoppages or may be unable to renew such collective bargaining agreements on the same or similar terms, or at all.

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

At December 31, 2025, the Company had $4.67 billion in outstanding debt, reflecting an increase of approximately $100 million versus December 31, 2024. The Company’s substantial indebtedness has, and could continue to have, important consequences for the Company, including:

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

The Company is a party to a $1.00 billion credit revolver maturing in August 2027 (the “Credit Revolver”), which requires compliance with certain financial covenants (as more fully described in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations). The failure of the Company to achieve anticipated financial results at any point during the term of the Credit Revolver, due to an economic downturn or otherwise, could result in a failure to satisfy one of more financial covenants under the Credit Revolver. The Company’s ability to continue to comply with these financial covenants is dependent upon the Company’s future operating and financial performance, which may be affected by economic conditions and other factors beyond our control. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair our ability to borrow under the Credit Revolver and, absent a waiver of such default by the lenders under the Credit Revolver or an amendment or replacement of the Credit Revolver with alternative financing, potentially subject the Company to cross-default and acceleration provisions in its debt documents, which would have a significant adverse effect on the Company’s business, financial condition and operating results.

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

For example, the Company’s credit ratings were downgraded in both 2025 and 2024 by each of Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) which resulted in a coupon step-up of certain of the Company’s outstanding senior notes. In addition, credit ratings can also affect the terms of debt agreements to include more restrictive covenants which may further restrict our business operations or limit our ability to raise additional capital due to our covenant restrictions then in effect. For example, in November 2024, the Company issued $750 million of aggregate principal amount of 6.375% senior notes due 2030 and $500 million of aggregate principal amount of 6.625% senior notes due 2032, and in May 2025, the Company completed the offering and sale of $1.25 billion of 8.500% senior notes due 2028 (collectively the “Notes”). These Notes include covenants that limit the ability of the Company and its subsidiaries to incur or guarantee additional debt, create or permit certain liens, redeem or repurchase certain debt, consummate certain asset sales, make certain loans and investments, consolidate, merge or sell all or substantially all of the Company and its subsidiaries assets, enter into certain transactions with affiliates and pay distributions on, or redeem or repurchase the Company’s capital stock, subject in each case to certain qualifications and exceptions, including the termination of certain of these covenants upon the Notes receiving investment grade credit ratings. There is no guarantee that debt or equity financings will be available in the future to fund future acquisitions, developments, or general operating expenses, or that such financing will be available on terms consistent with our historical agreements or expectations. See Liquidity and Capital Resources in Item 7 and Footnote 8 of the Notes to the Consolidated Financial Statements for further discussion.

Failure to maintain effective internal control over financial reporting could result in material misstatements in our financial statements, and our failure to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

The Company is required by the SEC to establish and maintain effective internal control over financial reporting that provides reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

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

During the years ended December 31, 2025, 2024 and 2023, the Company recorded non-cash impairment charges related to goodwill and indefinite-lived intangibles of $340 million, $345 million and $339 million, respectively. Future events or factors may occur that could adversely affect the fair value of the Company’s assets and require impairment charges, including, but not limited to, divestitures of certain businesses or product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, a material adverse change in the Company’s relationship with significant customers or business partners, or a further sustained decline in the Company’s stock price. In the event any such impairment indicators become known or are present, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in non-cash impairment charges in the future. As there is minimal difference between the estimated fair values and the carrying values of some of the Company’s intangible assets as a result of recent non-cash impairment charges, future non-cash impairment charges may occur. See Critical Accounting Estimates in Item 7 and Footnotes 1 and 6 of the Notes to Consolidated Financial Statements for further discussion.

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

In addition, foreign currency transaction risk arises when the Company and its subsidiaries enter into transactions where the settlement occurs in a currency other than its functional currency. The Company continues to recognize foreign exchange losses related to the currency devaluation in Argentina and its designation as a hyperinflationary economy. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized in the Consolidated Statements of Operations in the period in which they arise. Although the Company may employ, at times, a variety of techniques to mitigate the impact of foreign currency transaction risk, including the hedging of forecasted cash inflows and outflows, it cannot guarantee that such risk management strategies will be effective, and its financial condition or results of operations could be adversely impacted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Footnote 9 of the Notes to Consolidated Financial Statements for further information.

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

The Company is subject to various federal, state and foreign laws and regulations. As further described in Footnote 17 of the Notes to the Consolidated Financial Statements, the Company is also subject to third party litigation. The potential outcomes of third-party litigation, if insured, could exceed policy limits, resulting in significant costs and expenses. The Company could be responsible for any settlement or judgment over the amount of available insurance coverage or for the entire settlement or judgment, if not insured. The Company is also subject to formal and informal regulatory and governmental examinations, subpoenas, requests for documents, testimony or information, inquiries, investigations, threatened legal actions and proceedings. For example, in 2023, the Company entered into a settlement with the SEC, which concluded an investigation primarily relating to the Company’s sales practices and certain accounting matters between the third quarter of fiscal year 2016 and second quarter of fiscal year 2017. Under the terms of the settlement, the Company neither admitted nor denied the SEC’s findings and agreed to pay a civil penalty of approximately $13 million. Responding to governmental investigations, voluntary document requests, subpoenas or actions by regulatory bodies is time-consuming, expensive and disruptive to the Company’s operations and could divert the attention of management and key personnel from the Company’s business operations.

The Company’s businesses and operations are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, data privacy, competition and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and other intellectual property matters), and to resolve pending legal and environmental matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may introduce compliance uncertainty and may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations.

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

The Company is subject to income tax in the U.S. and numerous jurisdictions internationally. Significant estimation and judgment are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by various worldwide tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results. See Footnote 11 of the Notes to the Consolidated Financial Statements for further information.

The Company may incur significant costs in order to comply with environmental remediation obligations.

In addition to operational standards, environmental laws also impose obligations on various entities to investigate and/or clean up contaminated properties or to pay for the cost of such activities, often upon parties that did not actually cause the contamination. Accordingly, the Company may be liable, either contractually or by operation of law, for investigation and/or remediation costs even if the contaminated property is not presently owned or operated by the Company, is a landfill or other location where it has disposed of wastes, or if the contamination was caused by third parties during or prior to the Company’s ownership or operation of the property. Given the nature of the past industrial operations conducted by the Company and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. The Company does not believe that any of the Company’s existing obligations, including at third-party sites where it has been named a potentially responsible party, will have a material adverse effect upon its business, results of operations or financial condition. However, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may be material. See Footnote 17 of the Notes to Consolidated Financial Statements for a further discussion of these and other environmental-related matters.

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

Although the Company maintains product liability insurance in amounts that it believes are reasonable, that insurance is, in most cases, subject to significant self-insured retentions for which the Company is responsible, and the Company cannot assure that it will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. The Company does not maintain insurance against many types of claims involving alleged product defects other than personal injury or property damage. Additionally, the Company does not maintain product recall insurance and may not have insurance coverage for claims asserted in consumer class action lawsuits that seek monetary compensation unrelated to personal injury and/or property damage, such as claims related to the marketing or warranty of the product. The Company spends substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. As a result, these types of claims could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s product liability insurance program is an occurrence-based program based on its current and historical claims experience and the availability and cost of insurance. The Company currently either self-insures or administers a high retention insurance program for most product liability risks. The Company cannot give assurance that its future product liability experience will be consistent with its past experience or that claims and awards subject to self-insured retention will not be material. See Footnote 17 of the Notes to Consolidated Financial Statements for a further discussion of these and other regulatory and litigation-related matters.

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

Governance

The Company’s Board of Directors provides oversight of risks from cybersecurity threats through its Audit Committee. The Company’s Chief Information Security Officer provides regular quarterly updates to the Audit Committee on material cybersecurity risks, performance and material risk related metrics, and material risk mitigation strategies. These reviews help to inform the Audit Committee, identify areas for improvement and help align the Company’s cybersecurity risk management efforts with overall enterprise risk management. The Audit Committee incorporates this information into its regular reporting to the Board of Directors. The Company’s management plays a critical role in assessing and managing cybersecurity risks.

The Newell Brands Information Security program is led by the Company’s Chief Information Security Officer, a Certified Information Systems Security Professional (CISSP) with over 20 years of experience in cybersecurity gained at four global Fortune 500 companies, and the Company’s Chief Information Officer who has overseen the Company’s security function for more than 12 years. The Newell Brands Information Security program is governed by the Information Security Governance Committee (the “ISG Committee”), comprised of the Chief Information Security Officer (its Chair), Chief Financial Officer, Chief Legal and Administrative Officer, Chief Human Resources Officer, Chief Information Officer, and Vice President of Internal Audit and SOX. The ISG Committee meets quarterly to discuss material risks, material risk related metrics, and material risk mitigating strategies and conducts tabletop exercises.

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

ITEM 2. PROPERTIES

The Company’s primary corporate offices are located in a leased office space in Atlanta, Georgia and a leased office space in Norwalk, Connecticut. At December 31, 2025, the Company’s global physical presence included approximately 40 manufacturing facilities (15 in the U.S.), approximately 60 regional distribution centers and warehouses (30 in the U.S.), approximately 95 offices for sales, research and development and administrative purposes (25 in the U.S.), as well as approximately 235 retail stores (220 in the U.S.) primarily related to Yankee Candle. Approximately 90% of our global properties are leased (90% in the U.S.), which primarily reflect the Yankee Candle retail stores.

In general, the Company’s properties are well-maintained, considered adequate and are utilized for their intended purposes. See Footnote 5 of the Notes to Consolidated Financial Statements for amounts invested in land, buildings and machinery and equipment. Also, see Footnote 12 of the Notes to Consolidated Financial Statements for information about the Company’s leased properties.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 17 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTARY ITEM — INFORMATION ABOUT OUR EXECUTIVE OFFICERS:

Name	Age	Title
Christopher H. Peterson	59	President and Chief Executive Officer
Mark J. Erceg	56	Chief Financial Officer
Bradford R. Turner	53	Chief Legal and Administrative Officer and Corporate Secretary
Tracy L. Platt	52	Chief Human Resources Officer
Melanie A. Huet	49	President, Home and Commercial – Home
Robert F. Posthauer	57	President, Home and Commercial – Commercial
Kristine K. Malkoski	65	President, Learning and Development
Nicolas Duran	50	President, Outdoor and Recreation

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

Tracy L. Platt has served as Chief Human Resources Officer of the Company since December 2023. Prior to joining the Company, she served as Executive Vice President and Chief Human Resources Officer of Cerner Corporation, a health care information technology company, from July 2019 to August 2022. Prior to that, Ms. Platt held various human resource leadership roles between 2009 and 2019 at Medtronic Inc., a medical equipment manufacturer, including Vice President of Human Resources and integration leader during Medtronic’s acquisition of Covidien. Earlier in her career, Ms. Platt also held human resources leadership positions at Cardinal Health, Lands’ End, and GE Healthcare.

Melanie A. Huet has served as President, Home and Commercial Solutions – Home since August 2025. Prior to this role, she served as Co-CEO, Home and Commercial Solutions of the Company from June 2025 to August 2025, as President, Brand Management and Innovation of the Company from February 2023 to May 2025, and as a consultant to the Company from October 2022 to January 2023. Prior to joining the Company, she served as Executive Vice President, Chief Commercial Officer at Serta Simmons Bedding LLC, a global sleep products company, between April 2021 and June 2022, and as its Executive Vice President, Chief Marketing Officer between January 2019 and April 2021. Between July 2017 and October 2018, Ms. Huet served as Vice President, Beverages & Snack Nuts of Kraft Heinz, a global consumer packaged goods company. Previously, she served in various senior roles at Kimberly Clark, a global consumer packaged goods company, between 2011 and 2017, including Global Brand Director, Baby & Child

Care from January 2016 to June 2017 and General Manager/Brand Director, Child Care from February 2014 to December 2015. Prior to that, Ms. Huet served in various sales and marketing leadership roles at Unilever, a global consumer packaged goods company, between 2005 and 2011. Ms. Huet serves on the Board of Directors of Quad/Graphics, Inc.

Robert F. Posthauer has served as President, Home and Commercial Solutions – Commercial since August 2025. Prior to this role he served as Senior Vice President and General Manager, Rubbermaid Commercial Products from May 2021 to August 2025. Prior to joining the Company, he served as Senior Vice President of Global Merchandising at Lowe’s Companies from September 2017 to December 2020. He also held a series of leadership roles at General Electric Appliances from 2004 to 2017, culminating in his position as Senior Vice President of Sales and Marketing.

Kristine K. Malkoski has served as President, Learning and Development of the Company since August 2025. Prior to this role, she served as Segment CEO - Learning and Development of the Company from January 2023 to August 2025, as Business Unit CEO, Writing of the Company from April 2022 through January 2023 and Business Unit CEO, Food of the Company from February 2020 through January 2023. Prior to joining the Company, from April 2019 to January 2020, Ms. Malkoski was Chief Executive Officer, Americas, for Arc International, a global manufacturer of glassware products for the housewares industry, where she was responsible for housewares sales, marketing, manufacturing and distribution across North and South America. From January 2015 to August 2017, Ms. Malkoski served as President, Global Business and Chief Commercial Officer for World Kitchen, a privately owned international housewares company, where she oversaw operations for its retail stores, and, previously, from June 2012 to January 2015, Ms. Malkoski served as President, North America, Chief Innovation Officer, and President North America Household for World Kitchen. Prior thereto, Ms. Malkoski served as Vice President and General Manager of the Craftsman division of Sears Holding Company and in various other management roles at Sears, Ubiquity Brands and Procter & Gamble. From 1997 to 2002, Ms. Malkoski founded and served as President and Chief Operating Officer of Pharmaceutical Corporation of America, the first contract product management company for the prescription drug industry.

Nicolas Duran has served as President, Outdoor and Recreation of the Company since August 2025. Prior to this role, he served as Segment CEO - Outdoor and Recreation of the Company from January 2024 to August 2025. Prior to joining the Company, Mr. Duran held several leadership roles at Dorel Industries Inc., a global manufacturer of juvenile and home products, from March 2012 to December 2023, including President and CEO, Juvenile Group from November 2016 to December 2023; President, Canada and Latin America, Dorel Juvenile from February 2015 to November 2016; and Group Chief Operating Officer, South America from March 2012 to February 2015. Mr. Duran started his career at Reebok International, which was acquired by the Adidas Group, where he spent 14 years, from 1998 to 2012, in various roles of increasing responsibility in marketing, operations and sales, including serving as Vice President, Latin America, Reebok Brand, and Vice President, Americas and Europe, the Middle East and Africa Distribution, Rockport Brand.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Stock Market (symbol: NWL). At February 9, 2026 there were 7,586 stockholders of record.

Dividend Policy

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

The graph below compares total stockholder return on the Company’s common stock from December 31, 2020 through December 31, 2025 with the cumulative total return of the Standard and Poor’s (“S&P”) SmallCap 600 Index and the Dow Jones (“DJ”) Consumer Goods Index, assuming a $100 investment made on December 31, 2020. Each of the three measures of cumulative total return assumes reinvestment of dividends, if applicable. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of the Company’s common stock.

Comparison of Cumulative Five Year Total Return
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Newell Brands Inc.
S&P SmallCap 600 Index
DJ Consumer Goods Index

For information on securities authorized for issuance under the Company’s equity compensation plans, see Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in Item 12.

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s acquisition of equity securities during the three months ended December 31, 2025:

Calendar Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—	$—
November	—	—	—	—
December	22,791	3.68	—	—
Total	22,791	$3.68	—

(a)Shares purchased during the three months ended December 31, 2025, were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report on Form 10-K and the Company’s audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The “Business Strategy” and “Recent Developments” sections below are brief presentations of our business and certain significant items addressed in this section or elsewhere in this Annual Report on Form 10-K. This section should be read along with the relevant portions of this Annual Report on Form 10-K for a complete discussion of the events and items summarized below. The “Results of Operations” section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in more than 45 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).

Business Strategy

The Company is actively advancing the strategic priorities identified through its comprehensive capability assessment completed in 2023. These priorities are based on a clear set of “where to play” and “how to win” strategic choices with the goal of improving the Company’s top line, expanding margins and improving cash flows with a new operating model, critical talent upgrades and a culture redesign.

Execution of these strategic imperatives, in combination with other initiatives aimed to build operational excellence, will better position the Company for long-term sustainable growth. One such initiative is the organizational Realignment

Plan, announced in 2024, which was designed to strengthen the Company’s front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategies the Company initiated in 2023. Actions under the Realignment Plan were implemented by the end of fiscal year 2025.

Further building on the Company’s turnaround strategy, the Company announced the Productivity Plan in December 2025. The Productivity Plan is designed to further simplify processes, streamline overhead and redirect resources to the highest-value activities. See Business in Item 1 for additional information on these initiatives.

Recent Developments

Update on Tariffs

The current U.S. presidential administration has announced and/or imposed a series of new tariffs on foreign imports into the U.S., including without limitation significant tariffs on products manufactured in China. Tariffs on imports into the U.S., most significantly from China, and any retaliatory tariffs on exports from the U.S. to other countries, have increased costs for the Company and could impact the level of trade between the U.S. and its various trading partners around the globe in general.

We believe that the Company is well-positioned to respond to the current tariff environment, primarily because the Company maintains a significant U.S. manufacturing presence of 15 production facilities and manufacturers, in the U.S. and two of its facilities in Mexico, products representing over half of the Company’s U.S. revenues that are not presently subject to the recently announced U.S. tariffs. This manufacturing presence is expected to provide a competitive advantage to the Company in certain categories where its competitors are exposed to import tariffs. The Company also has a scaled, centralized procurement team that is proficient in sourcing raw materials and finished products from over 50 countries around the world.

The Company incurred incremental cash tariff cost of approximately $174 million in 2025 due to the currently announced and imposed tariffs as well as retaliatory tariffs on U.S. exports, prior to any offsetting impact from mitigating actions. There will be a timing difference between the operating cash outflow and the recognition of cost of products sold arising from the tariffs. As a result, the Company recognized approximately $114 million of incremental costs of products sold in the Consolidated Statement of Operations in 2025. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. At this time, it is difficult to predict the rate or duration of these tariffs, and there can be no assurance as to the extent to which the Company will be able to offset the impact through mitigation actions. Additional tariffs or further increases to the U.S. tariffs, retaliatory actions taken by other countries, or failure to effectively deploy the Company’s mitigation plans could have a significant negative impact on the Company.

Global Productivity Plan

In December 2025, the Company announced the Productivity Plan, as further described in the preceding section. The Company expects to record $75 million to $90 million of restructuring and restructuring-related charges in connection with the Productivity Plan, primarily for severance and related costs, with most of the charges to be recognized by the end of 2026. The Company commenced separation of professional and clerical employees during December 2025 and recorded $40 million of restructuring charges for severance and other termination benefits and restructuring-related charges. See Risk Factors in Item 1A, and Footnote 3 of the Notes to Consolidated Financial Statements for further information.

Indefinite-Lived Intangible Asset Impairment

During the fourth quarter of 2025, as a result of the Company’s annual impairment testing, the Company recorded an aggregate non-cash impairment charge of $340 million related to two tradenames in the H&CS segment and one in the L&D segment, as the carrying values of the tradenames exceeded their fair values. The decline in the fair values resulted primarily from a downward revision of the forecasted cash flows and an increase in the reporting unit’s discount rate, primarily due to the increased risk premium applied to enable reconciliation to the Company’s total enterprise value given the decline in the Company’s stock price since the last annual impairment test. See Critical Accounting Estimates and Footnotes 1 and 6 of the Notes to Consolidated Financial Statements for further information.

Debt Redemption

In November 2025, the Company repaid the outstanding principal amount of its 3.900% senior notes due 2025 (the “2025 Notes”), plus accrued and unpaid interest upon maturity for total consideration of $48 million.

Debt Rating Downgrades

During the fourth quarter of 2025, Moody’s further downgraded the Company’s senior unsecured debt rating to “B2”, without any further impact to the interest rates on any of the Company’s senior notes, as the Company has reached the maximum provision on the affected bonds.

See Footnote 8 of the Notes to Consolidated Financial Statements for further information on debt redemption and debt rating downgrades.
Results of Operations
Consolidated Operating Results 2025 vs. 2024

	Years Ended December 31,
(in millions, except per share data)	2025	2024	$ Change	% Change
Net sales	$7,204	$7,582	$(378)	(5.0)%
Gross profit	2,432	2,548	(116)	(4.6)%
Gross margin	33.8%	33.6%

Operating income	39	67	(28)	(41.8)%
Operating margin	0.5%	0.9%

Interest expense, net	321	295	26	8.8%
Loss on extinguishment and modification of debt	13	14	(1)	(7.1)%
Other expense, net	6	18	(12)	(66.7)%
Loss before income taxes	(301)	(260)	(41)	(15.8)%

Income tax benefit	(16)	(44)	28	63.6%
Income tax rate	5.3%	16.9%

Net loss	$(285)	$(216)	(69)	(31.9)%
Diluted loss per share	$(0.68)	$(0.52)

Net sales decreased 5% compared to the prior year. Net sales were unfavorably impacted by soft demand across all segments, primarily by our H&CS and O&R segments, net distribution losses and product line exits. These unfavorable factors were partially mitigated by launches of product innovations. Changes in foreign currency unfavorably impacted net sales by $2 million, or less than 1%.

Gross profit decreased by approximately $116 million, or approximately 5% compared to the prior year, primarily driven by our H&CS segment. Gross margin improved to 33.8% as compared with 33.6% in 2024. The improvement in gross margin was driven by gross productivity and pricing and lower restructuring-related charges of approximately $32 million, partially offset by volume impact of lower sales, additional tariffs of approximately $114 million and inflation.

Notable items, other than the aforementioned, impacting operating income for 2025 and 2024 are as follows:

	Years Ended December 31,
(in millions)	2025	2024	$ Change
Impairment of goodwill and intangible assets (a)	$340	$345	$(5)
Restructuring and restructuring-related (b)	90	102	(12)
Transaction costs and other (c)	39	12	27

(a)See Footnotes 1 and 6 of the Notes to Consolidated Financial Statements for further information.
(b)Restructuring-related costs reported in cost of products sold and selling, general and administrative expenses (“SG&A”) for 2025 were $4 million and $24 million, respectively, and primarily relate to facility closures associated with the Realignment Plan and various discrete initiatives as well as previously disclosed but substantially completed restructuring activities. Restructuring-related costs reported in cost of products sold, SG&A and in impairment of goodwill, intangibles and other assets for 2024 were $36 million, $13 million and $8 million, respectively, and primarily relate to facility closures associated with previously disclosed but substantially completed restructuring activities, as well as other discrete initiatives. Restructuring costs for 2025 and 2024 were $62 million and $45 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
(c)Transaction costs and other for 2025 includes expenses for certain legal proceedings and completed divestitures, costs of a product recall, fire-related losses and hyperinflationary currency movements. Transaction costs and other reported in cost of products sold and SG&A for 2025 were $29 million and $10 million, respectively. Transaction costs and other for 2024 primarily relate to release of a bad debt reserve due to a recovery of a receivable from an international customer, hyperinflationary currency movements and accelerated amortization and write-offs of other assets associated with integration projects. Transaction costs and other reported in cost of products sold and SG&A for 2024 were $11 million and $1 million, respectively.

Operating income was $39 million as compared to $67 million in the prior year period. The decline reflects the aforementioned impact of lower gross profit of $116 million, higher restructuring charges of $17 million (See Footnote 3 of the Notes to the Consolidated Financial Statements for further information), and increase in advertising and promotion costs of $12 million, partially offset by lower incentive compensation expense of approximately $95 million, due to weaker performance relative to targets in 2025, and savings from restructuring actions related to the Realignment Plan and Productivity Plan.

Interest expense, net increased primarily due to higher interest rates and lower interest income. The weighted average interest rates for 2025 and 2024 were approximately 6.4% and 5.8%, respectively. The loss on extinguishment and modification of debt of $13 million for 2025, is primarily related to the Company’s redemption of certain of its senior notes. See Footnote 8 of the Notes to Consolidated Financial Statements for further information.

Other expense, net for 2025 and 2024 include the following items:

	Years Ended December 31,
(in millions)	2025	2024
(Gain) loss on disposition of businesses and investments (a)	$(12)	$2
Foreign exchange losses, net (b)	10	8
Discount on factored receivables and other, net	8	8
	$6	$18
(a)During 2025, the Company sold its equity interest in a joint venture and realized a pretax gain of $12 million.
(b)See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

The income tax benefit for 2025 was $16 million as compared to $44 million in 2024. The effective tax rate for 2025 was 5.3% as compared to 16.9% for 2024. The decrease in the tax benefit rate was primarily driven by decrease in discrete benefits and lower pretax book income for 2025. See Footnote 11 of the Notes to Consolidated Financial Statements for further information on income taxes.

Business Segment Operating Results 2025 vs. 2024

Home and Commercial Solutions

	Years Ended December 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$3,772	$4,071	$(299)	(7.3)%
Operating loss	(138)	(2)	(136)	NM
Operating margin	(3.7)%	—%
NM — NOT MEANINGFUL

H&CS net sales for 2025 decreased approximately 7% compared to prior year, which reflected soft demand across all businesses, net distribution losses and product line exits, primarily in our Kitchen and Commercial businesses. These declines were partially offset by launches of product innovations mainly in the Kitchen and Home Fragrance businesses. Changes in foreign currency unfavorably impacted net sales by $8 million, or less than 1%.

Operating loss was $138 million as compared to $2 million in the prior year. The decline in operating results is primarily due to lower gross profit of $116 million, resulting from unfavorable fixed cost leverage associated with lower sales volume, additional tariffs and inflation, partially offset by gross productivity. The decline in operating results was also unfavorably impacted by $15 million of higher non-cash impairment charges related to indefinite-lived tradenames (see Footnote 6 of the Notes to Consolidated Financial Statements for further information) and $15 million of higher advertising and promotion costs. These unfavorable factors were partially offset by savings from restructuring actions related to the Realignment Plan.

Learning and Development

	Years Ended December 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$2,691	$2,717	$(26)	(1.0)%
Operating income	464	473	(9)	(1.9)%
Operating margin	17.2%	17.4%

L&D net sales for 2025 decreased 1%, compared to prior year as soft demand primarily in the Writing business was partially offset by contributions from launches of product innovations in both the Baby and Writing businesses. Changes in foreign currency favorably impacted net sales by $4 million, or less than 1%.

Operating income for 2025 decreased to $464 million as compared to $473 million in 2024. The decrease in operating income is primarily due to lower gross profit of $31 million, as gross productivity was more than offset by inflation and impact of tariffs. The decline in gross profit was partially offset by lower non-cash impairment charge of $20 million, related to an indefinite-lived tradename (see Footnote 6 of the Notes to Consolidated Financial Statements for further information) and savings from restructuring actions primarily related to the Realignment Plan.

Outdoor and Recreation

	Years Ended December 31,
(in millions)	2025	2024	$ Change	% Change
Net sales	$741	$794	$(53)	(6.7)%
Operating loss	(25)	(86)	61	70.9%
Operating margin	(3.4)%	(10.8)%

O&R net sales for 2025 decreased approximately 7% compared to prior year primarily due to net distribution losses, soft demand and business exits. These declines were partially offset by contribution from launches of product innovation and pricing. Changes in foreign currency favorably impacted net sales by $2 million, or less than 1%.

Operating loss for 2025 was $25 million as compared to $86 million in 2024. The improvement was due to higher gross profit of $31 million driven primarily by gross productivity, pricing actions and mix. Savings from restructuring actions also contributed to the improvement of operating results.
Liquidity and Capital Resources

Liquidity

The Company believes the extent of the impact of the rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company’s future sales, operating results, cash flows, liquidity and financial condition, will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. As noted in Business Strategy and Recent Developments, the Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including refinancing certain of its senior notes.

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

At December 31, 2025, the Company had cash and cash equivalents of approximately $203 million, of which approximately $133 million was held by the Company’s non-U.S. subsidiaries. The Company maintains a position of partial permanent reinvestment in the earnings of its non-U.S. subsidiaries. Deferred taxes are recorded for earnings of the Company’s foreign operations that are determined to be not indefinitely reinvested. See Footnote 11 of the Notes to Consolidated Financial Statements for further information.

The table below summarizes the Company’s cash activity for 2025 and 2024 (in millions):

			Increase (Decrease)
	2025	2024
Cash provided by operating activities	$264	$496	$(232)
Cash used in investing activities	(164)	(151)	(13)
Cash used in financing activities	(101)	(451)	350
Exchange rate effect on cash, cash equivalents and restricted cash	2	(36)	38
Increase (decrease) in cash, cash equivalents and restricted cash	$1	$(142)	$143

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities for 2025, was primarily driven by lower cash generated from accounts receivable, due to lower net sales and timing of collections, cash impact of additional tariffs and higher cash incentive compensation payments in 2025. These were partially offset by improvement in inventory levels and timing of vendor payments as well as lower restructuring payments during the year.

Cash Flows from Investing Activities

The change in net cash used in investing activities for 2025 primarily reflects lower capital expenditures of $12 million, as the Company continues to streamline its initiatives and higher proceeds from sale of divested businesses and investments, offset by lower proceeds from settlement of swaps. See Footnote 9 of the Notes to Consolidated Financial Statements for further information on swaps.

Cash Flows from Financing Activities

The change in cash used in financing activities was primarily due to higher utilization of the Credit Revolver during the current year.

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

The Company was in compliance with all of its debt covenants at December 31, 2025.

Credit Revolver

The Company’s $1.00 billion Credit Revolver matures in August 2027. Under the Credit Revolver, the Company may borrow funds on a variety of interest terms. The Credit Revolver agreement (i) requires the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) requires the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) requires the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations.

In accordance with the terms of the Credit Revolver, the Total Net Leverage Ratio covenant, is scheduled to decrease as of the last day of the fiscal quarter ending September 30, 2026 and to continue at such level for each fiscal quarter ending thereafter during the remaining term of the Credit Revolver. The Company’s ability to continue to comply with the Total Net Leverage Ratio covenant is dependent upon the Company’s future operating and financial performance, which may be affected by economic conditions and other factors beyond our control. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and, absent a waiver of such default by the lenders under the Credit Revolver or an amendment or replacement of the Credit Revolver with alternative financing, potentially subject the Company to cross-default and acceleration provisions in its debt documents, which would have a significant adverse effect on the Company’s business, financial condition and operating results. While the Company would pursue refinancing the Credit Revolver with a new or amended borrowing facility should such action be necessary, there can be no assurance regarding the availability of such a new or amended facility on terms favorable to the Company or at all.

Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At December 31, 2025, there was $852 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2025, the Company had approximately $37 million of outstanding standby letters of credit issued against the Credit Revolver and $130 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $685 million.

Customer Receivable Purchase Agreements

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million of eligible accounts receivable. Outstanding receivables sold under the Customer Receivables Purchase Agreement totaled approximately $270 million at both December 31, 2025 and 2024.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. Outstanding receivables sold under the Receivables Facility at December 31, 2025 and 2024 were approximately $125 million and $145 million, respectively.

The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Consolidated Balance Sheets.

Senior Notes

In May 2025, the Company completed the offering and sale of $1.25 billion of 8.500% senior notes due 2028 (the “2028 Notes”) and received proceeds of $1.23 billion, net of fees and expenses paid. The Company used the proceeds of the offering to fully redeem its outstanding 4.200% senior notes due 2026 (the “2026 Notes”) at a redemption price equal to 100.757% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the redemption date. The total consideration was approximately $1.25 billion. As a result of the redemption, the Company recorded a loss on debt extinguishment of $13 million.

In November 2025, the Company repaid the outstanding principal amount of the 2025 Notes, plus accrued and unpaid interest upon maturity for total consideration of $48 million.

During the second quarter of 2025 Moody’s and S&P downgraded the Company’s senior unsecured debt rating. As a result, certain of the Company’s outstanding senior notes were subject to interest rate adjustments, taking effect in the fourth quarter of 2025. During the fourth quarter of 2025, Moody’s further downgraded the Company’s senior unsecured debt rating to “B2”, without any further impact to the interest rates on any of the Company’s senior notes, as the Company has reached the maximum provision on the affected bonds.

See Footnote 8 of the Notes to Consolidated Financial Statements for further information.
Risk Management

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate, foreign currency rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

See Footnote 9 of the Notes to Consolidated Financial Statements for further information on the Company’s derivative instruments.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2046. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received at December 31, 2025, and other non-cancelable obligations including capital assets and other licensing services.

The following table summarizes the effect that material contractual obligations and commitments are expected to have on the Company’s cash flow in the indicated period at December 31, 2025. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements:

(in millions)	Total	1 year	2-3 years	4-5 years	After 5 years
Debt (a)	$4,718	$130	$1,752	$1,250	$1,586
Interest on debt (b)	2,242	333	581	333	995
Lease obligations (c)	652	137	212	140	163
Purchase obligations (d)	802	589	155	58	—
Total (e)	$8,414	$1,189	$2,700	$1,781	$2,744

(a)Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2025. For further information relating to these obligations, see Footnote 8 of the Notes to Consolidated Financial Statements.
(b)Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2025, excluding the impact of fixed to floating rate interest rate swaps. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2025. For further information, see Footnotes 8 and 9 of the Notes to Consolidated Financial Statements.
(c)Amounts represent lease liabilities on operating leases as of December 31, 2025. See Footnote 12 of the Notes to Consolidated Financial Statements.
(d)Primarily consists of purchase commitments with suppliers entered into as of December 31, 2025, for the purchase of materials, packaging and other components and services. These purchase commitment amounts represent only those items which are based on agreements that are legally enforceable and that specify all significant terms including minimum quantity, price and term and do not represent total anticipated purchases.
(e)Total does not include contractual obligations reported as of December 31, 2025 balance sheet as current liabilities, except for the current portion of long-term debt, short-term debt, accrued interest and current portion of lease liabilities.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. The Company is under audit from time-to-time by the Internal Revenue Service (“IRS”) and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $360 million in unrecognized tax benefits at December 31, 2025 is excluded from the preceding table. See Footnote 11 of the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2025, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.

At December 31, 2025, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied or at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, when control is transferred. The Company’s primary performance obligation is the sale and distribution of its consumer and commercial products to its customers.

Revenue is measured as the amount of consideration to which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company applies judgment when estimating variable consideration by evaluating contractual rates and historical payment trends.

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
Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstances warrant. On December 1, 2025, the carrying values for goodwill and indefinite-lived intangible assets were $3.1 billion and $889 million, respectively.

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

During the fourth quarter of 2025, the Company elected to perform a qualitative assessment for the Writing reporting unit and a quantitative assessment for the Commercial and Baby reporting units. Based on the Company’s qualitative assessment, the Company concluded there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of the Writing reporting unit below the carrying value; therefore, a quantitative goodwill impairment analysis was not required for the Writing reporting unit.

In performing a quantitative assessment, the Company estimates the fair value of each reporting unit by using the income approach. The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units; assignment of assets and liabilities to reporting units; and estimation of future cash flows (including net sales, gross profit and operating expenses), terminal values, discount rates and total enterprise value.

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

During the fourth quarter of 2025, in conjunction with its annual impairment testing, there were no goodwill impairment charges recorded as a result of the quantitative goodwill assessments. However, the Commercial reporting unit in the H&CS segment, had a fair value within 10% of its associated carrying value. The decline in fair value of the Commercial reporting unit resulted primarily from a downward revision of forecasted cash flows and an increase in the reporting unit’s discount rate, primarily due to an increased risk premium applied to enable reconciliation to the Company's total enterprise value, given the decline in the Company’s stock price since the last annual impairment test. A hypothetical 10% reduction in forecasted earnings before interest, taxes, depreciation and amortization used in the discounted cash flows to estimate the fair value to the Commercial reporting unit would have resulted in an impairment charge of approximately $131 million against its goodwill carrying value of $747 million.

See Footnote 6 of the Notes to Consolidated Financial Statements for further information on the Company's goodwill.

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

During the fourth quarter of 2025, the Company elected to perform qualitative assessments for two indefinite-lived intangible assets in the L&D segment and quantitative assessments for two indefinite-lived intangible assets in the H&CS segment as well as two for the L&D segment. Based on the Company’s qualitative assessments, the Company concluded there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of those indefinite-lived intangible assets in the L&D segment below the carrying value; therefore, a quantitative impairment analysis was not required for these two indefinite-lived intangible assets.

The quantitative testing of indefinite-lived intangibles under established guidelines for impairment requires significant use of judgment and assumptions (such as estimation of future cash flows, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During the fourth quarter of 2025, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charges of $163 million and $127 million associated with two tradenames in the H&CS segment and $50 million associated with one tradename in the L&D segment, as the carrying values exceeded the fair values.

The decline in the fair value of the tradenames in the H&CS and L&D segments resulting in the aforementioned non-cash impairment charges was the result of a downward revision of forecasted cashflows and an increase in the tradenames’ discount rates, primarily due to increased risk premiums applied to enable reconciliation to the Company's total enterprise value, given the decline in the Company’s stock price since the last annual impairment test. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of each tradename would have resulted in an incremental non-cash impairment charge in the H&CS segment of $19 million and $9 million, for each tradename. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair value of the tradename would have resulted in an incremental non-cash impairment charge in the L&D segment of $1 million.

There was no resulting non-cash impairment charge with respect to the other tradename in the L&D segment for which a quantitative assessment was performed. However, this tradename had a fair value within 10% of its associated carrying value of $135 million. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair value of the tradename would have resulted in a non-cash impairment charge of $9 million in the L&D segment.

The Company has experienced headwinds due to soft global demand, announced and/or imposed tariffs on foreign imports into the U.S., and an increased focus by retailers to rebalance inventory levels in light of continued inflationary pressures on consumers. The Company expects that current market contraction is reflective of a reset of demand levels. If the demand continues to contract or the business fails to regain lost distribution, additional declines in the fair value of reporting units or certain tradenames may occur resulting in an impairment charge. Additional impairment testing may be required based on further deterioration of global demand and/or the macroeconomic environment, further declines in operating results of the Company’s reporting units and/or tradenames, further sustained deterioration of the Company’s market capitalization, and other factors, which may necessitate changes to estimates or valuation assumptions used in the fair value of the reporting units for goodwill and indefinite-lived intangible tradenames. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending continue to decline significantly in the future or if commercial and industrial economic activity experiences a sustained deterioration from current levels, the Company may be required to record further impairment charges in the future.

See Footnote 6 of the Notes to Consolidated Financial Statements for further information associated with non-cash indefinite-lived intangibles impairment charges resulting from its annual test during 2025.

Other Long-Lived Assets

The Company continuously evaluates whether impairment indicators related to its property, plant and equipment, operating leases and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, early termination of an operating lease, a significant adverse change to the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the Company’s forecasts. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. The Company performs its testing of the asset group at the reporting unit level, as this is the lowest level for which identifiable cash flows are available, with the exception of the Yankee Candle business, where testing is performed at the retail store level. See Footnotes 5, 6, and 12 of the Notes to Consolidated Financial Statements for further information.

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

Pensions and Postretirement Benefits

The Company records annual amounts relating to its pension and postretirement plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications is generally deferred and amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and the input from its actuaries and investment advisors. The pension and postretirement obligations are measured at December 31, 2025 and 2024.

The Company employs a total return investment approach for its pension and postretirement benefit plans whereby a mix of equities and fixed income investments are used to optimize the long-term return of pension plan assets. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolios contain a diversified blend of equity and fixed-income investments. The equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocations for the Company’s domestic pension plans may vary by plan, in part due to plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 30%; fixed income approximately 65%; multi-sector fixed income approximately 5% and nominal for cash, alternative investments and other at December 31, 2025. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile. At December 31, 2025, the domestic plan assets were allocated as follows: equities approximately 30% and other investments (alternative investments, fixed-income securities, cash and other) approximately 70%. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions.

For 2025, 2024 and 2023, the actual return on plan assets for the Company’s U.S. pension plan assets was approximately $66 million, $14 million and $57 million, respectively, versus an expected return on plan assets of approximately $48 million, $47 million and $52 million, respectively. The actual amount of future contributions will depend, in part, on long-term actual return on assets and future discount rates. Pension contributions for all the Company’s pension plans and postretirement benefit obligations for 2026 are estimated to be approximately $8 million, as compared to the 2025 contributions of approximately $3 million.

The weighted average expected return on plan assets assumption for 2025 was approximately 5.7% for the Company’s domestic and international pension plans. The weighted average discount rate at the 2025 measurement date used to measure the pension plans’ benefit obligations and postretirement benefit obligations was approximately 5.0% and 4.8%, respectively. A 25 basis points decrease in the discount rate at the 2025 measurement date would increase projected benefit obligations for the pension plans and postretirement plans by approximately $17 million.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Footnote 1 of the Notes to Consolidated Financial Statements.

International Operations

The Company’s non-U.S. businesses accounted for approximately 39%, 38% and 37% of net sales for 2025, 2024 and 2023, respectively (see Footnote 16 of the Notes to Consolidated Financial Statements).

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
•risks related to the Company’s substantial indebtedness and current leverage profile, ability to refinance upcoming revolver and bond maturities on favorable terms, and potential increases in interest rates or changes in the Company’s credit ratings including the failure to maintain financial covenants which if breached could subject us to cross-default and acceleration provisions in our debt documents;
•the impact on the Company’s operations and financial condition resulting from current global macroeconomic environment, including the impact of tariffs imposed by the U.S. and retaliatory tariffs imposed by foreign countries, and the Company’s ability to effectively execute its mitigation plans;
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
•the Company's ability to effectively execute its turnaround plan, including the Productivity Plan and other restructuring and cost saving initiatives;
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
•the cost and outcomes of governmental investigations, inspections, lawsuits, legislative requests or other actions by third parties, including but not limited to those described in Footnote 17 of the Notes to Consolidated Financial Statements, the potential outcomes of which could exceed policy limits, to the extent insured;
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
•significant increases in the funding obligations related to the Company’s pension plans; and
•other factors listed from time to time in our SEC filings, including but not limited to our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and other filings.

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

The Company is exposed to interest rate risk on its variable rate debt and price risk on its fixed rate debt. As such, the Company monitors the interest rate environment and uses interest rate swap agreements to manage its interest rate risk and price risk by balancing its exposure to fixed and variable interest rates while attempting to minimize interest costs. At December 31, 2025, approximately $1.13 billion of the Company’s debt carries a variable rate of interest either by nature or through the use of interest rate swaps. The remainder of the debt (approximately $3.54 billion) carries a fixed rate of interest. Based upon the Company’s debt structure at December 31, 2025, a hypothetical 1% increase in these variable interest rates would increase interest expense by approximately $11 million and decrease the fair value of debt by approximately $179 million.

While the Company transacts business principally in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company’s operating costs are denominated in other currencies, such as the Brazilian Real, British Pound, Canadian Dollar, European Euro, Japanese Yen and Mexican Peso. Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For 2025, approximately 39% of the Company’s sales were denominated in foreign currencies, the most significant of which were: European Euro, approximately 10%; British Pound and Mexican Peso, approximately 5% each and Canadian Dollar, approximately 4%. The primary purpose of the Company’s foreign currency hedging activities is to mitigate the foreign exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency exchange rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. In this sensitivity analysis, all other assumptions are constant and assumes that a change in one currency’s rate relative to the U.S. dollar would not impact another currency’s rates relative to the U.S. dollar.

The Company is exposed to the price risk that the rising cost of commodities has on certain of its raw materials. As such, the Company monitors the commodities markets and from time to time the Company enters into commodity-based derivatives in order to mitigate the impact that the rising price of these commodities has on the cost of certain of the Company’s raw materials. The Company did not enter into any commodity-based derivatives during 2025 and 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Newell Brands Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Newell Brands Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – Commercial and Baby Reporting Units Goodwill and Certain Indefinite-Lived Tradenames

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived tradenames balances were $3.1 billion and $553 million, respectively, as of December 31, 2025. Goodwill and indefinite-lived tradenames are tested and reviewed for impairment annually on December 1, or more frequently if facts and circumstances warrant. Management performed quantitative assessments for the Commercial and Baby reporting units and certain indefinite-lived tradenames. At the impairment assessment date of December 1, 2025, the goodwill associated with the Commercial and Baby reporting units was $747 million and $415 million, respectively; and certain indefinite-lived tradenames were $567 million and $203 million in the Home and Commercial Solutions and Learning and Development segments, respectively. In performing the quantitative assessments, management estimated the fair value of each reporting unit using the income approach, specifically the discounted cash flow method. Management also performed quantitative assessments for certain indefinite-lived tradenames, where fair value was determined using the relief from royalty or the excess earnings method depending on the individual tradename. Management’s impairment assessments require significant use of judgment and assumptions such as (i) the identification of reporting units, assignment of assets and liabilities to reporting units, and the estimation of future cash flows (including net sales, gross profit, and operating expenses), terminal values, discount rates, and total enterprise value for reporting units, (ii) the estimation of future cash flows, royalty rates, terminal values, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (iii) the estimation of future cash flows, terminal values, discount rates, and contributory asset charges under the excess earnings method for certain indefinite-lived tradenames. As a result of the assessments, no impairment charges were recorded related to goodwill for the Commercial and Baby reporting units, and non-cash impairment charges of $290 million and $50 million were recorded for certain indefinite-lived tradenames in the Home and Commercial Solutions and Learning and Development segments.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill for the Commercial and Baby reporting units and for certain indefinite-lived tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Commercial and Baby reporting units and certain indefinite-lived tradenames; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) the estimation of future cash flows (including net sales, gross profit, and operating expenses), terminal values, and discount rates for the Commercial and Baby reporting units, (b) the estimation of future cash flows, royalty rates, terminal values, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (c) the estimation of future cash flows, terminal values, discount rates, and contributory asset charges under the excess earnings method for certain indefinite-lived tradenames; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of goodwill and indefinite-lived tradenames, including controls over the valuation of the Company’s Commercial and Baby reporting units and certain indefinite-lived tradenames. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Commercial and Baby reporting units and certain indefinite-lived tradenames; (ii) evaluating the appropriateness of the discounted cash flow, relief from royalty, and excess earnings methods used by management; (iii) testing the completeness and accuracy of underlying data used in the valuation methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to (a) the estimation of future cash flows (including net sales, gross profit, and operating expenses), terminal values, and discount rates for the Commercial and Baby reporting units, (b) the estimation of future cash flows, royalty rates, terminal values, and discount rates under the relief from royalty method for certain indefinite-lived tradenames, and (c) the estimation of future cash flows, terminal values, discount rates, and contributory asset charges under the excess earnings method for certain indefinite-lived tradenames. Evaluating management’s assumptions related to the estimation of future cash flows (including net sales, gross profit, and operating expenses) for the Commercial and Baby reporting units and the estimation of future cash flows for certain indefinite-lived tradenames involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Commercial and Baby reporting units and indefinite-lived tradenames; (ii) the consistency with external and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the valuation methods and (ii) the reasonableness of the discount rate assumption for the Commercial and Baby reporting units, and the discount rate, royalty rate, and contributory asset charges assumptions for certain indefinite-lived tradenames.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 13, 2026

We have served as the Company’s auditor since 2016.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Amounts in millions, except per share data)

Year Ended December 31,	2025	2024	2023
Net sales	$7,204	$7,582	$8,133
Cost of products sold	4,772	5,034	5,780
Gross profit	2,432	2,548	2,353
Selling, general and administrative expense	1,985	2,083	2,001
Restructuring costs, net	62	45	95
Impairment of goodwill, intangibles and other assets	346	353	342
Operating income (loss)	39	67	(85)
Non-operating expenses:
Interest expense, net	321	295	283
Loss on extinguishment and modification of debt	13	14	—
Other expense, net	6	18	175
Loss before income taxes	(301)	(260)	(543)

Income tax benefit	(16)	(44)	(155)

Net loss	$(285)	$(216)	$(388)

Weighted average common shares outstanding:
Basic	418.2	415.5	414.1
Diluted	418.2	415.5	414.1

Loss per share:
Basic	$(0.68)	$(0.52)	$(0.94)
Diluted	$(0.68)	$(0.52)	$(0.94)

COMPREHENSIVE INCOME (LOSS)

Net loss	$(285)	$(216)	$(388)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(16)	(99)	20
Unrecognized pension and postretirement costs	17	(16)	113
Derivative financial instruments	(10)	24	(12)
Total other comprehensive income (loss), net of tax	(9)	(91)	121
Total comprehensive loss	$(294)	$(307)	$(267)
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2025	2024
Assets:
Cash and cash equivalents	$203	$198
Accounts receivable, net	987	878
Inventories	1,281	1,400
Prepaid expenses and other current assets	237	299
Total current assets	2,708	2,775
Property, plant and equipment, net	1,209	1,157
Operating lease assets	453	466
Goodwill	3,101	3,038
Other intangible assets, net	1,634	2,008
Deferred income taxes	825	806
Other assets	785	754
Total assets	$10,715	$11,004
Liabilities:
Accounts payable	$931	$891
Other accrued liabilities	1,464	1,459
Short-term debt and current portion of long-term debt	130	87
Total current liabilities	2,525	2,437
Long-term debt	4,543	4,508
Deferred income taxes	50	178
Operating lease liabilities	433	418
Other noncurrent liabilities	773	712
Total liabilities	8,324	8,253
Commitments and contingencies (Footnote 17)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at December 31, 2025 and 2024)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 447.1 shares and 442.3 shares issued at December 31, 2025 and 2024, respectively)	447	442
Treasury stock, at cost (27.9 and 26.2 shares at December 31, 2025 and 2024, respectively)	(644)	(634)
Additional paid-in capital	6,805	6,866
Retained deficit	(3,227)	(2,942)
Accumulated other comprehensive loss	(990)	(981)
Total stockholders’ equity	2,391	2,751
Total liabilities and stockholders’ equity	$10,715	$11,004
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net loss	$(285)	$(216)	$(388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	311	323	334
Impairment of goodwill, intangibles and other assets	346	353	342
(Gain) loss from sale of businesses and investments	(12)	2	(1)
Deferred income taxes	(66)	(114)	(283)
Stock based compensation expense	68	74	50
Pension settlement	—	(1)	126
Loss on extinguishment and modification of debt	13	14	—
Other, net	(10)	(18)	(33)
Changes to operating accounts, excluding the effects of divestitures:
Accounts receivable	(53)	241	67
Inventories	172	70	673
Accounts payable	10	(96)	(50)
Accrued liabilities and other, net	(230)	(136)	93
Net cash provided by operating activities	264	496	930

Cash flows from investing activities:
Capital expenditures	(247)	(259)	(284)
Proceeds from sale of divested businesses and investments	22	14	11
Proceeds from settlement of swaps	31	60	43
Other investing activities, net	30	34	31
Net cash used in investing activities	(164)	(151)	(199)

Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	90	(91)	(488)
Proceeds from short-term debt with original maturities greater than 90 days	—	431	—
Payments on short-term debt with original maturities greater than 90 days	—	(431)	—
Payments on current portion of long-term debt	(1,282)	(701)	(2)
Net proceeds from issuance of long-term debt	1,235	1,237	—
Payments on long-term debt	—	(750)	—
Debt extinguishment and modification costs	(9)	(14)	(1)
Cash dividends	(120)	(118)	(184)
Equity compensation activity and other, net	(15)	(14)	11
Net cash used in financing activities	(101)	(451)	(664)

Exchange rate effect on cash, cash equivalents and restricted cash	2	(36)	(9)
Increase (decrease) in cash, cash equivalents and restricted cash	1	(142)	58
Cash, cash equivalents and restricted cash at beginning of period	219	361	303
Cash, cash equivalents and restricted cash at end of period	$220	$219	$361

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$21	$29	$16
Restricted cash at end of period (Footnote 1)	17	21	29
Cash paid for income taxes, net of refunds (Footnote 11)	137	173	103
Cash paid for interest	354	319	298

See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2022	$439	$(623)	$7,052	$(2,338)	$(1,011)	$3,519
Comprehensive income (loss)	—	—	—	(388)	121	(267)
Dividends declared on common stock - $0.44 per share	—	—	(185)	—	—	(185)
Equity compensation, net of tax	1	(4)	48	—	—	45
Balance at December 31, 2023	$440	$(627)	$6,915	$(2,726)	$(890)	$3,112
Comprehensive loss	—	—	—	(216)	(91)	(307)
Dividends declared on common stock - $0.28 per share	—	—	(121)	—	—	(121)
Equity compensation, net of tax	2	(7)	72	—	—	67
Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive loss	—	—	—	(285)	(9)	(294)
Dividends declared on common stock - $0.28 per share	—	—	(123)	—	—	(123)
Equity compensation, net of tax	5	(10)	62	—	—	57
Balance at December 31, 2025	$447	$(644)	$6,805	$(3,227)	$(990)	$2,391
See Notes to Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Footnote 1 — Basis of Presentation and Significant Accounting Policies
Description of Business

Newell Brands is a leading global consumer goods company with a strong portfolio of well-known brands, including Rubbermaid, Sharpie, Graco, Coleman, Rubbermaid Commercial Products, Yankee Candle, Paper Mate, FoodSaver, Dymo, EXPO, Elmer’s, Oster, NUK, Spontex and Campingaz. Newell Brands is focused on delighting consumers by lighting up everyday moments. The Company sells its products in over 150 countries around the world and has operations on the ground in more than 45 of these countries, excluding third-party distributors. The Company has three operating segments: Home and Commercial Solutions (“H&CS”), Learning and Development (“L&D”) and Outdoor and Recreation (“O&R”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and include the consolidated accounts of the Company and its majority-owned subsidiaries after elimination of intercompany transactions and balances.

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as new tariffs imposed by the current U.S. presidential administration and other countries’ retaliatory actions in response to such tariffs. The Company continues to deploy a mitigation strategy designed to offset the impact of this tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition and are to some degree expected to persist into 2026. As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, tariffs, industry growth, credit ratings, foreign exchange rates and labor inflation. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors and may require future changes to such estimates and assumptions, including reserves, which may result in future expense or impairment charges. In addition, the Company has experienced a significant sustained decline in its market capitalization as a result of a decrease in its stock price, resulting in the Company’s market capitalization being less than its consolidated stockholders’ equity. If there are further declines in the Company’s stock price, macroeconomic conditions, or industry and market conditions that may impact the current and forecasted financial performance of each reporting unit, the Company may need to record a non-cash impairment charge, which could be material, in a future period.

During the fourth quarter of 2025, in conjunction with the Company’s annual impairment testing, the Company recorded an aggregate non-cash impairment charge of $340 million for indefinite-lived tradenames in the H&CS and L&D segments as the carrying values exceeded the fair values.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied or at a point in time, which generally occurs either on shipment or on delivery based on contractual terms, when control is transferred. The Company’s primary performance obligation is the sale and distribution of its consumer and commercial products to its customers.

Revenue is measured as the amount of consideration to which it expects to be entitled in exchange for transferring goods or providing services. Certain customers may receive cash and/or non-cash incentives such as cash discounts, returns, credits or reimbursements related to defective products, customer discounts (such as volume or trade discounts), cooperative advertising and other customer-related programs, which are accounted for as variable consideration. In some cases, the Company applies judgment when estimating variable consideration by evaluating contractual rates and historical payment trends.

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

In performing a quantitative assessment, the Company estimates the fair value of each reporting unit by using the income approach. The quantitative goodwill impairment test requires significant use of judgment and assumptions, such as the identification of reporting units; assignment of assets and liabilities to reporting units; and estimation of future cash flows (including net sales, gross profit and operating expenses), terminal values, discount rates and total enterprise value.

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

The quantitative testing of indefinite-lived intangibles under established guidelines for impairment requires significant use of judgment and assumptions (such as estimation of future cash flows, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount by which its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million, of eligible accounts receivable. During the years ended December 31, 2025, 2024 and 2023, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution for the years ended December 31, (in millions):

	2025	2024	2023
Proceeds received	$2,895	$2,984	$3,099
Collected from customers and remitted to financial institution	2,889	2,964	3,285

Outstanding receivables sold under the Customer Receivables Purchase Agreement were approximately $270 million at both December 31, 2025 and 2024.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S. (but excluding those sold under the Customer Receivables Purchase Agreement described above), to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the years ended December 31, 2025, 2024 and 2023, the Company factored receivables pursuant to the Receivables Facility. The following table sets forth proceeds received and amount collected from customers and remitted to the financial institution for the years ended December 31, (in millions):

	2025	2024	2023
Proceeds received	$1,164	$1,262	$279
Collected from customers and remitted to financial institution	1,190	1,159	226

Outstanding receivables sold under the Receivables Facility at December 31, 2025 and 2024 were approximately $125 million and $145 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Consolidated Balance Sheets. Restricted cash related to both programs was $17 million, $21 million and $29 million at December 31, 2025, 2024 and 2023, respectively. The Company records the discounts as other expense, net in the Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SF Program, nor does it have any economic interest in a supplier’s decision to participate in the SF Program. Amounts due to suppliers participating in the SF Program are included in accounts payable in the Consolidated Balance Sheets and amounts paid to suppliers participating in the SF Program are classified as operating cash flows in the Consolidated Statements of Cash Flows. During the years ended December 31, 2025 and 2024, supplier payment terms for those participating in the program averaged approximately 120 and 130 days, respectively.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SF Program for the years ended December 31, (in millions):

	2025	2024
Balance at beginning of period	$14	$96
Invoices participating in the SF Program	76	137
Invoices paid to the third-party vendor	(79)	(219)
Balance at end of period	$11	$14

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

Capitalized Software Costs

The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software. Capitalized software costs are evaluated annually for indicators of impairment, including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values. Capitalized software is included in other intangible assets, net in the Consolidated Balance Sheets. See Footnote 6 for further information.

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

Advertising Costs

The Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place, and the Company expenses all other advertising and marketing costs when incurred. Advertising and promotion costs are recorded in selling, general and administrative expenses (“SG&A”) and totaled $429 million, $417 million and $371 million in 2025, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to SG&A as incurred. These costs totaled $114 million, $123 million and $117 million in 2025, 2024 and 2023, respectively.

Other Significant Accounting Policies

Other significant accounting policies are disclosed as follows:
•Restructuring – Footnote 3
•Inventory – Footnote 4
•Property, Plant and Equipment – Footnote 5
•Derivative Instruments – Footnote 9
•Foreign Currency Operations – Footnote 9
•Pensions and Postretirement Benefits – Footnote 10
•Income Taxes – Footnote 11
•Leases – Footnote 12
•Share-Based Compensation – Footnote 14

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

Adoption of New Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard requires all entities subject to income taxes to disclose disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance may be applied on a prospective or retrospective basis. The Company adopted ASU 2023-09 and applied the prospective method. The adoption of ASU 2023-09 did not have a material impact on its consolidated financial statements. See Footnote 11 for further information.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update require that a public entity disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”), amount for other segment items by reportable segment and a description of its composition, segment profit and loss and assets, additional measures of segment profit used by the CODM in assessing segment performance and the title and position of the CODM, as well as an explanation of how the CODM uses the reported measures in assessing segment performance and deciding allocation of resources. The Company adopted ASU 2023-07 beginning with its 2024 annual reporting and it did not have a material impact on its consolidated financial statements. See Footnote 16 for further information.

Footnote 2 — Accumulated Other Comprehensive Income (Loss)
The following tables display the components of accumulated other comprehensive income (loss) (“AOCL”), net of tax, as of and for the years ended December 31, 2025 and 2024 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2023	$(668)	$(196)	$(26)	$(890)
Other comprehensive income (loss) before reclassifications	(100)	(14)	14	(100)
Amounts reclassified to earnings	1	(2)	10	9
Net current period other comprehensive income (loss)	(99)	(16)	24	(91)
Balance at December 31, 2024	$(767)	$(212)	$(2)	$(981)
Other comprehensive income (loss) before reclassifications	(16)	18	(14)	(12)
Amounts reclassified to earnings	—	(1)	4	3
Net current period other comprehensive income (loss)	(16)	17	(10)	(9)
Balance at December 31, 2025	$(783)	$(195)	$(12)	$(990)
Reclassifications from AOCL to the results of operations for the years ended December 31, were pretax (income) expense of (in millions):

	2025	2024	2023
Cumulative translation adjustment	$—	$1	$11
Pension and postretirement costs (a)	(1)	(2)	130
Derivative financial instruments (b)	5	13	5

(a)See Footnote 10 for further information.
(b)See Footnote 9 for further information.

The income tax provision (benefit) allocated to the components of AOCL for the years ended December 31, are as follows (in millions):

	2025	2024	2023
Foreign currency translation adjustments	$(64)	$33	$(20)
Pension and postretirement costs	6	(5)	36
Derivative financial instruments	(3)	8	(4)
Income tax provision (benefit) related to AOCL	$(61)	$36	$12

Footnote 3 — Restructuring

The Company has engaged and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs as well as other exit costs associated with restructuring activities. The Company’s accrual for severance and other employee separation costs depends on whether the costs result from an ongoing severance plan or are one-time costs. The Company accounts for relevant expenses as severance costs when there is an established severance policy, statutory requirements dictate the severance amounts, or if the Company’s historical experience is to routinely provide certain benefits to impacted employees. The Company recognizes severance costs when it is probable that benefits will be paid and the amount can be reasonably estimated. The Company estimates one-time severance and other employee costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. The Company recognizes these costs when it identifies the specific classification or functions of the employees being terminated, notifies the employees who might be included in the termination, and expects to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, the Company records the cost of their severance over the remaining service period. All cash payments are expected to be paid within one year of charges being incurred.

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Global Productivity Plan

Building on the Company’s turnaround strategy, the Company announced a global productivity plan (the “Productivity Plan”) in December 2025. The Productivity Plan is designed to further simplify processes, streamline overhead and redirect resources to the highest-value activities. As part of the Productivity Plan the Company will reduce its global workforce by over 900 employees primarily related to professional and clerical employees, with limited impact on manufacturing or supply chain operations. Professional and clerical employee separations in the U.S. were mostly executed by the end of 2025, with international actions to occur throughout 2026, subject to applicable local law and consultation requirements. The Company closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026. This retail optimization aligns the brand’s footprint with modern consumer shopping behaviors and supports its multi-channel strategy. The Company expects to record $75 million to $90 million, of restructuring and restructuring-related charges in connection with the Productivity Plan, primarily for severance and related costs, with most of the charges to be recognized by the end of 2026.

The Company commenced separation of professional and clerical employees during December 2025 and recorded $35 million of restructuring charges for severance and other termination benefits and $5 million of restructuring-related charges in connection with the Productivity Plan.

Organizational Realignment Plan

In January 2024, the Company announced a plan to strengthen its front-end commercial capabilities, such as consumer understanding and brand communication, in support of the “where to play” and “how to win” strategy choices the Company unveiled in June of 2023 (the “Realignment Plan”). In addition to improving accountability, the Realignment Plan was designed to unlock operational efficiencies and cost savings, reduce complexity and free up funds for reinvestment. As part of the Realignment Plan, the Company has made several operating model changes, which entailed: standing up a cross-functional brand management organization, realigning business unit finance to fully support the new global brand management model, further simplifying and standardizing regional go-to-market organizations, and centralizing domestic retail sales teams, the digital technology team, business-aligned accounting personnel, the Manufacturing Quality team, and the Human Resources functions into the appropriate center-led teams to drive standardization, efficiency and scale with a One Newell approach. The Company also further optimized the Company’s real estate footprint and pursued other cost reduction initiatives. Restructuring and restructuring-related charges associated with these actions were estimated to be in the range of $75 million to $90 million, mainly for severance payments and other termination benefits, office space reduction and consolidation and other expenses. The Company commenced organizational realignment activities during the first quarter of 2024, and such activities were fully implemented by the end of 2025.

In connection with the Realignment Plan, the Company recorded restructuring charges of $24 million and $37 million, during the twelve months ended December 31, 2025 and 2024, respectively and restructuring-related charges of $6 million and $15 million, respectively. The Company has incurred aggregate charges of $82 million since inception in connection with the Realignment Plan.

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

In connection with the Network Optimization Project, the Company recorded restructuring charges of $3 million and $7 million for the twelve months ended December 31, 2024 and 2023, respectively. There were no restructuring charges recorded during 2025 in connection with the Network Optimization Project. The Company also recorded restructuring-related charges of $4 million, $18 million and $16 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. Since inception of the Network Optimization Project, the Company has incurred aggregate charges of $48 million, most of which were cash expenditures.

Project Phoenix

In January 2023, the Company announced a restructuring and savings initiative (“Project Phoenix”) that was intended to strengthen the Company by leveraging its scale to further reduce complexity, streamline its operating model and drive operational efficiencies. Project Phoenix was substantially implemented by the end of 2023 and incorporated a variety of initiatives designed to simplify the organizational structure, streamline the Company’s real estate portfolio, centralize the Company’s supply chain functions, transition to a unified One Newell go-to-market model in key international geographies, and reduce overhead costs. The Company estimated that it would incur approximately $100 million to $130 million in restructuring and restructuring-related charges in connection with Project Phoenix. These charges consist primarily of $80 million to $105 million in charges related to severance payments and other termination benefits; $15 million to $20 million in charges associated with office space reductions; and approximately $5 million of other charges, including those associated with employee transition and legal costs. While the program was mostly complete by the end of 2023, charges were recognized during 2024 and 2025, as the Company completed remaining actions in accordance with local regulations and consultation requirements.

In connection with Project Phoenix, the Company recorded restructuring charges of $2 million and $78 million for the twelve months ended December 31, 2024 and 2023, respectively. There were no restructuring charges recorded during 2025 in connection with Project Phoenix. The Company also recorded restructuring-related charges of $3 million, $8 million and $19 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. The Company has incurred aggregate charges of $110 million since inception of Project Phoenix, most of which were cash expenditures.

Restructuring charges, net and restructuring-related charges incurred from inception for the Productivity Plan, Realignment Plan, Network Optimization Project and Project Phoenix (collectively, the “Plans”) were as follows (in millions):

	Severance and termination costs	Contract termination and other costs	Total restructuring costs	Restructuring-related costs	Total costs
Productivity Plan	$35	$—	$35	$5	$40
Realignment Plan	58	3	61	21	82
Network Optimization Project	6	4	10	38	48
Project Phoenix	78	2	80	30	110
	$177	$9	$186	$94	$280

Restructuring charges, net and restructuring-related charges incurred by reportable business segment in connection with the Plans, since inceptions were as follows (in millions):

	Total restructuring costs	Restructuring-related costs	Total costs
Home and Commercial Solutions	$54	$47	$101
Learning and Development	30	2	32
Outdoor and Recreation	18	10	28
Corporate	84	35	119
	$186	$94	$280

Other Restructuring and Restructuring-Related Charges

The Company also incurs other restructuring and restructuring-related charges in connection with various discrete initiatives. The Company recorded $3 million of other restructuring costs for each of the twelve months ended December 31, 2025 and 2024 and $10 million for the twelve months ended December 31, 2023.

Restructuring-related charges are recorded in cost of products sold, SG&A and impairment of other assets in the Consolidated Statements of Operations based on the nature of the underlying charges incurred. During the twelve months ended December 31, 2025, 2024 and 2023, the Company recorded restructuring-related charges associated with various discrete initiatives of $10 million, $16 million and $64 million, respectively.

Restructuring costs incurred by reportable business segment for all restructuring activities for the years ended December 31, are as follows (in millions):

	2025	2024	2023
Home and Commercial Solutions	$3	$9	$50
Learning and Development	5	14	18
Outdoor and Recreation	3	4	11
Corporate	51	18	16
	$62	$45	$95
Accrued restructuring costs activity for the year ended December 31, 2025 are as follows (in millions):

	Balance at December 31, 2024	Restructuring Costs, Net	Payments	Foreign Currency and Other	Balance at December 31, 2025
Severance and termination costs	$12	$60	$(36)	$(2)	$34
Contract termination and other costs	—	2	(2)	—	—
	$12	$62	$(38)	$(2)	$34

Accrued restructuring costs activity for the year ended December 31, 2024 are as follows (in millions):

	Balance at December 31, 2023	Restructuring Costs, Net	Payments	Balance at December 31, 2024
Severance and termination costs	$30	$40	$(58)	$12
Contract termination and other costs	—	5	(5)	—
	$30	$45	$(63)	$12

Footnote 4 — Inventories

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

The components of inventories were as follows at December 31, (in millions):

	2025	2024
Raw materials and supplies	$165	$183
Work-in-process	159	155
Finished products	957	1,062
	$1,281	$1,400

Footnote 5 — Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20 - 40 years) and machinery and equipment (3 - 15 years).

Property, plant and equipment, net, consisted of the following at December 31, (in millions):

	2025	2024
Land	$68	$65
Buildings and improvements	543	522
Machinery and equipment	1,642	2,392
	2,253	2,979
Less: Accumulated depreciation	(1,044)	(1,822)
	$1,209	$1,157

The Company wrote-off $940 million of fully depreciated property, plant and equipment (including the accumulated depreciation associated with those assets), net book value of zero, as of December 31, 2025. The write-off did not affect the Company’s Consolidated Balance Sheet, Statement of Operations, Statement of Cash Flows, or Statement of Stockholders’ Equity.

Depreciation expense was $186 million, $188 million and $225 million in 2025, 2024 and 2023, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2025 and 2024 (in millions):

			December 31, 2025
Segments:	Net Book Value at December 31, 2024	Foreign Currency Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,291	63	2,354	3,441	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,038	$63	$3,101	$8,281	$(5,180)

			December 31, 2024
Segments:	Net Book Value at December 31, 2023	Foreign Currency Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,324	(33)	2,291	3,378	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,071	$(33)	$3,038	$8,218	$(5,180)
The table below summarizes the balance of other intangible assets, net and the related amortization periods using the straight-line method and attribution method at December 31, 2025 and 2024 (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Amortization Periods (In years)
Tradenames - indefinite life	$553	$—	$553	$844	$—	$844	N/A
Tradenames - other	537	(186)	351	531	(135)	396	2-15
Capitalized software (a)	212	(95)	117	661	(543)	118	3-12
Patents and intellectual property	—	—	—	13	(13)	—	3-14
Customer relationships and distributor channels	1,013	(400)	613	1,025	(375)	650	3-30
	$2,315	$(681)	$1,634	$3,074	$(1,066)	$2,008

(a)The Company wrote-off $464 million of fully amortized capitalized software (including the accumulated amortization associated with those assets), with net book value of zero, as of December 31, 2025. The write-off did not affect the Company’s Consolidated Balance Sheet, Statement of Operations, Statement of Cash Flows, or Statement of Stockholders’ Equity.

Amortization expense for intangible assets was $125 million, $135 million and $109 million in 2025, 2024 and 2023, respectively.

At December 31, 2025, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

Years ending December 31,	Amount
2026	$114
2027	108
2028	96
2029	90
2030	86
Thereafter	587

During 2025, the Company elected to perform qualitative assessments for two indefinite-lived tradenames in the L&D segment, with total carrying values of $119 million. Based on the qualitative assessments, the Company concluded there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of those indefinite-lived tradenames below the carrying value; therefore, a quantitative impairment analysis was not required for these indefinite-lived tradenames in the L&D segment. The Company elected to perform quantitative assessments for two indefinite-lived tradenames in both of the H&CS and L&D segments with total carrying values of $567 million and $203 million, respectively. The Company recorded non-cash impairment charges of $163 million and $127 million associated with two tradenames in the H&CS segment and $50 million associated with one tradename in the L&D segment, as the carrying values exceeded the fair values.

During 2025, the Company elected to perform a qualitative assessment for the Writing reporting unit, with goodwill of $1.93 billion and concluded that there were no events or circumstances that rise to a level that would more likely than not reduce the fair value of the reporting unit below the carrying value; therefore, a quantitative goodwill impairment analysis was not required for the Writing reporting unit. The Company elected to perform quantitative assessments for the Commercial and Baby reporting units with goodwill of $747 million and $415 million, respectively. Based on the Company’s quantitative assessments, no goodwill impairment charges were recorded for the Commercial and Baby reporting units.

The impairment charges for goodwill and indefinite-lived tradenames were recorded in the Company’s reporting segments as follows for the years ended December 31, (in millions):

	2025 (a)	2024 (b)	2023 (c)
Home and Commercial Solutions	$290	$275	$76
Learning and Development	50	70	241
Outdoor and Recreation	—	—	22
	$340	$345	$339

(a)During the fourth quarter of 2025, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charge of $290 million associated with two tradenames in the H&CS segment and $50 million associated with one tradename in the L&D segment, as the carrying values exceeded the fair values. The decline in the fair value of the tradenames in the H&CS and L&D segments resulting in the aforementioned non-cash impairment charges was the result of downward revision of forecasted cashflows and increase in the reporting units’ discounts rates primarily due to increased risk premium applied to enable reconciliation to the Company's total enterprise value, given the decline in the Company’s stock price since the last annual impairment test. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradenames would have resulted in an incremental impairment charge in the H&CS segment of $28 million. A hypothetical 10% reduction in the forecasted revenue used in the relief from royalty method in determining the fair value of the tradename would have resulted in an incremental impairment charge in the L&D segment of $1 million.
(b)During the fourth quarter of 2024, in conjunction with its annual impairment testing, the Company recorded non-cash impairment charge of $85 million associated with one tradename in the H&CS segment, as the carrying value exceeded the fair value. The decline in the fair value of the tradename in the H&CS segment was the result of downward revision of forecasted revenue mainly due to a distribution loss, which the Company was informed of during the fourth quarter of 2024. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradename would have resulted in an incremental impairment charge on the H&CS segment of $22 million. During the third quarter of 2024, the Company concluded that triggering events had occurred for indefinite-lived tradenames in the H&CS and L&D segments, as a result of downward revisions of forecasted cash flows primarily due to lower volume and profitability expectations. The Company performed quantitative impairment tests and determined that the indefinite-lived tradenames in the H&CS and L&D segments, were impaired. During the third quarter of 2024, the Company recorded non-cash impairment charges of $190 million and $70 million for the indefinite-lived tradenames in the H&CS and in the L&D segments, respectively, as the carrying values exceeded their fair values.
(c)During the fourth quarter of 2023, in conjunction with its annual impairment testing, the Company recorded a non-cash impairment charge of $68 million associated with two tradenames in the H&CS segment, as the carrying values exceeded the fair values. The decline in the fair values of the tradenames in the H&CS segment were due to current market contraction, reflecting a reset of demand levels. During the third quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the O&R segment, as a result of a downward revision of forecasted cash flows due to market conditions, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the O&R segment was impaired and recorded a non-cash impairment charge of $22 million for the indefinite-lived tradename in the O&R segment, as the carrying value of the tradename exceeded its fair value. Also, during the third quarter of 2023, the Company concluded that a triggering event had occurred for the goodwill associated with the Baby reporting unit in the L&D segment as a result of a downward revision of forecasted cash flows due to lower volume and profitability expectations, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the Baby reporting unit goodwill was impaired and recorded a non-cash impairment charge of $241 million as the carrying value of the reporting unit exceeded its fair value. During the second quarter of 2023, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the H&CS segment as a result of a downward revision of forecasted cash flows due to softening global demand, primarily caused by continued inflationary pressure impacting discretionary spending behavior of consumers, as well as rising interest rates. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. During the second quarter of 2023, the Company recorded a non-cash impairment charge of $8 million, as the carrying value of the tradename exceeded its fair value.

The Company continues to evaluate its brand strategy including the assessment of indefinite-lived criteria which may impact the future estimated intangible amortization.

Footnote 7 — Other Accrued Liabilities

Other accrued liabilities included the following at December 31, (in millions):

	2025	2024
Customer accruals	$616	$601
Accrued compensation	168	249
Operating lease liabilities	113	110
Accrued income taxes	23	88
Other	544	411
	$1,464	$1,459

Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased, as well as allowances for returns. Payments for annual rebates and other customer programs are generally made in the first quarter of the year. Included in Other are self-insurance liabilities that relate to casualty liabilities such as workers’ compensation, general and product liability and auto liability and are estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

Footnote 8 — Debt

The following is a summary of outstanding debt, net of unamortized issuance costs and original issue discount, at December 31, (in millions):

	2025	2024
3.900% senior notes due 2025 (a)	$—	$47
4.200% senior notes due 2026	—	1,233
6.375% senior notes due 2027	497	486
8.500% senior notes due 2028	1,239	—
6.625% senior notes due 2029	492	477
6.375% senior notes due 2030	743	741
6.625% senior notes due 2032	495	494
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (a) (b)	130	40
Other debt	2	2
Total debt	4,673	4,595
Short-term debt and current portion of long-term debt	(130)	(87)
Long-term debt	$4,543	$4,508
(a)Included in short-term debt and current portion of long-term debt at December 31, 2024.
(b)Included in short-term debt and current portion of long-term debt at December 31, 2025.

Senior Notes

In May 2025, in an offering exempt from the registration requirements of the Securities Act of 1933 and all state securities laws, the Company completed the offering and sale of $1.25 billion of 8.500% senior notes due 2028 (the “2028 Notes”) and received proceeds of approximately $1.23 billion, net of fees and expenses paid. The 2028 Notes were issued pursuant to an indenture, dated as of May 22, 2025, between the Company and U.S. Bank Trust Company, National Association (the “Indenture”). The Indenture provides, among other things that the 2028 Notes are senior unsecured obligations of the Company and includes covenants that limit the ability of the Company and its subsidiaries to incur or guarantee additional debt, create or permit certain liens, redeem or repurchase certain debt, consummate certain assets sales, make certain loans and investments, consolidate, merge or sell all or substantially all of the Company and its subsidiaries assets, enter into certain transactions with affiliates and pay distributions on, or redeem or repurchase the Company’s capital stock, subject in each case to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2028 Notes receiving investment grade credit ratings. The Company used the proceeds of the offering to fully redeem its outstanding 4.200% senior notes due 2026 (the “2026 Notes”).

In June 2025, the Company fully redeemed its 2026 Notes at a redemption price equal to 100.757% of the outstanding aggregate principal amount of the notes, plus accrued unpaid interest to the redemption date. The total consideration was approximately $1.25 billion. As a result of the redemption, the Company recorded a loss on debt extinguishment of $13 million.

In November 2025, the Company repaid the outstanding principal of its 3.900% senior notes due 2025, plus accrued and unpaid interest upon maturity for total consideration of $48 million.

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

Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At December 31, 2025, there was $852 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At December 31, 2025, the Company had approximately $37 million of outstanding standby letters of credit issued against the Credit Revolver and $130 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $685 million.

Rating Downgrades

During the second quarter of 2025, Moody’s Corporation (“Moody’s”) and S&P Global Inc. (“S&P”) downgraded the Company’s senior unsecured debt rating to “B1” and “B+”, respectively. As a result, certain of the Company’s outstanding senior notes aggregating to approximately $1.08 billion (the “Coupon-Step Notes”) were subject to an interest rate adjustment of 25 basis points for each downgrade, or 50 basis points in the aggregate, with such adjustments taking effect in the fourth quarter of 2025. The change to the interest rate due to the downgrades will increase the Company’s interest expense by approximately $5 million on an annualized basis (approximately $1 million in 2025). During the fourth quarter of 2025, Moody’s further downgraded the Company’s senior unsecured debt rating to “B2”, with no consequent effect on the interest rates applicable to the Coupon-Step Notes, as the Company has reached the maximum provision under the affected bonds.

Future Debt Maturities

The Company’s debt maturities for the five years following December 31, 2025 and thereafter are as follows (in millions):

2026	2027	2028	2029	2030	Thereafter	Total
$130	$500	$1,252	$500	$750	$1,586	$4,718

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, with the 2028 Notes containing additional covenants, such as described above, and the 6.375% notes due 2030 and the 6.625% notes due 2032 likewise containing additional covenants consistent with the 2028 Notes. The Company’s borrowing arrangements other than the senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum collateral coverage and net leverage ratios.

Weighted average interest rates for the years ended December 31, are as follows:

	2025	2024	2023
Total debt	6.4%	5.8%	5.2%
Short-term debt	6.7%	8.0%	6.9%

At December 31, 2025 and 2024, unamortized deferred debt issue costs were $37 million and $32 million, respectively. These costs are included in total debt and are being amortized over the respective terms of the underlying debt.

The fair values of the Company’s senior notes are based on quoted market prices and are as follows at December 31, (in millions):

	2025		2024
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,493	$4,541	$4,624	$4,553

The carrying amounts of all other debt approximates fair value.

Footnote 9 — Derivatives and Foreign Currency Operations

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

Interest Rate Contracts

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company may use fixed and floating rate swaps to alter its exposure to the impact of changing interest rates on its consolidated results of operations and future cash outflows for interest. Floating rate swaps would be used, depending on market conditions, to convert the fixed rates of long-term debt into short-term variable rates. Fixed rate swaps would be used to reduce the Company’s risk of the possibility of increased interest costs. The settlement of interest rate swaps is included in interest expense, net in the Consolidated Statements of Operations.

At December 31, 2025, the Company had approximately $1.00 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.13 billion. These cross-currency swaps were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets, and the Company pays a fixed or floating rate of Euro-based interest and receives a fixed or floating rate of U.S. dollar interest. The Company has elected the spot method for assessing the effectiveness of these contracts. During the twelve months ended December 31, 2025, 2024 and 2023, the Company recognized income of $34 million, $35 million and $38 million, respectively, in interest expense, net, in the Company’s Consolidated Statement of Operations, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2026. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Consolidated Statement of Operations as the underlying hedged item. At December 31, 2025, the Company had approximately $287 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2025, the Company had approximately $1.11 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through November 2026. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Consolidated Statement of Operations.

The following table presents the fair value of derivative financial instruments at December 31, (in millions):

		2025	2024
	Balance Sheet Location	Assets (Liabilities)
Derivatives designated as effective hedges:
Cash Flow Hedges
Foreign currency contracts	Prepaid expenses and other current assets	$2	$9
Foreign currency contracts	Other accrued liabilities	(4)	(1)
Fair Value Hedges
Interest rate swaps	Other accrued liabilities	(2)	(7)
Interest rate swaps	Other noncurrent liabilities	(4)	(23)
Net Investment Hedges
Cross-currency swaps	Prepaid expenses and other current assets	11	30
Cross-currency swaps	Other assets	—	38
Cross-currency swaps	Other accrued liabilities	(62)	—
Cross-currency swaps	Other noncurrent liabilities	(192)	(41)

Derivatives not designated as effective hedges:
Foreign currency contracts	Prepaid expenses and other current assets	2	21
Foreign currency contracts	Other accrued liabilities	(30)	(4)

Total		$(279)	$22

The Company recognized expense of $53 million, income of $26 million and expense of $17 million in other expense, net, during 2025, 2024 and 2023, respectively, related to derivatives that are not designated as hedging instruments. Gains and losses on these derivatives are generally offset by foreign currency movement in the underlying exposure.

The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

The following table presents pretax gain and (loss) activity for 2025, 2024 and 2023 related to derivative financial instruments designated as effective hedges (in millions):

	2025		2024		2023
	Gain (Loss)		Gain (Loss)		Gain (Loss)
	Recognized in OCL (a)	Reclassified from AOCL to Income	Recognized in OCL (a)	Reclassified from AOCL to Income	Recognized in OCL (a)	Reclassified from AOCL to Income
Interest rate swaps (b)	$—	$(2)	$—	$(8)	$—	$(5)
Foreign currency contracts (c)	(20)	(3)	19	(5)	(21)	—
Cross-currency swaps (d)	(270)	—	133	—	(80)	—
Total	$(290)	$(5)	$152	$(13)	$(101)	$(5)

(a)Represents effective portion recognized in Other Comprehensive Loss (“OCL”).
(b)Portion reclassified from AOCL to income recognized in interest expense, net and in loss on extinguishment and modification of debt.
(c)Portion reclassified from AOCL to income recognized in net sales and cost of products sold.
(d)Portion reclassified from AOCL to income recognized in other expense, net.
At December 31, 2025, net deferred losses within AOCL expected to be reclassified to earnings over the next twelve months are not expected to be material.
Foreign Currency Operations

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to AOCL. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are included in the results of operations and are generally classified in other expense, net, in the Consolidated Statements of Operations. Foreign currency transaction net losses for 2025, 2024 and 2023 were $4 million, $6 million and $10 million, respectively.

The Company designates certain foreign currency denominated, long-term intercompany financing transactions as being of a long-term investment nature and records gains and losses on the transactions arising from changes in exchange rates as translation adjustments.

Footnote 10 — Employee Benefit and Retirement Plans

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

The funded status of the Company’s defined benefit pension plans and postretirement benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. For defined benefit pension and postretirement benefit plans, the benefit obligation is the projected benefit obligation (“PBO”), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of assets held for the sole benefit of participants. Over funded plans, with the fair value of plan assets exceeding the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and postretirement benefit obligation equal to this excess. The current portion of the retirement and postretirement benefit obligations represents the actuarial present value of benefits payable in the next 12 months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in other accrued liabilities in the Consolidated Balance Sheets. Net periodic pension and postretirement benefit cost/(income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and (gains)/losses previously recognized as a component of AOCL and amortization of the net transition asset remaining in AOCL. The service cost component of net benefit cost is recorded in cost of products sold and SG&A in the Consolidated Statements of Operations (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other expense, net in the

Consolidated Statements of Operations. In 2026, the amount of AOCL expected to be recognized related to defined benefit pension and postretirement benefit plans is expense of $5 million and income of $2 million, respectively. (Gains)/losses and prior service costs/(credits) are recognized as a component of OCL in the Consolidated Statements of Comprehensive Income (Loss) as they arise. Those (gains)/losses and prior service costs/(credits) are subsequently recognized as a component of net periodic cost/(income) pursuant to the recognition and amortization provisions of applicable accounting guidance. (Gains)/losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs/(credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

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

The Company’s matching contributions to the Company’s contributory 401(k) plans were $36 million, $34 million and $37 million for 2025, 2024 and 2023, respectively.

Supplemental Executive Retirement Plans

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

In October 2025, the Company approved resolutions to terminate certain of the SERPs described above, held by the Company or certain of its subsidiaries, that provided certain participating senior executives with nonqualified, unfunded defined benefit-style retirement benefits (the “NQDB Plans”), in addition to authorizing qualified plan distributions under such plans. The Company issued written notices to all NQDB Plan participants regarding the terminations and planned lump-sum payments of accrued benefits. This approved termination and completed communication created an irrevocable commitment. All accrued benefit obligations will be settled through lump-sum payments utilizing the assets described below, which the Company anticipates occurring in the fourth quarter of 2026. At that time the Company will apply settlement accounting, which will result in the extinguishment of the Company's obligation and recognition of an estimated non-cash settlement charge of $8 million to $12 million.

The life insurance contracts funding the SERPs had a cash surrender value of $111 million at December 31, 2025 and $142 million at December 31, 2024. The value of the Company’s investments in the life insurance contracts at their cash surrender value, cash and mutual funds funding the SERPs as of December 31, 2025 and 2024, was $127 million and $148 million, respectively, and is included in other assets in the Consolidated Balance Sheets. Such asset values exceeded the Company’s SERPs obligation by $47 million and $62 million as of December 31, 2025 and 2024, respectively. The projected benefit obligation and accumulated benefit obligation under the SERPs was $80 million and $86 million at December 31, 2025 and 2024, respectively, utilizing a discount rate of 4.44% and 5.36%, respectively. A projected benefit obligation of $73 million and $10 million is included in current accrued liabilities and $7 million and $76 million is included in other noncurrent liabilities in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. The periodic SERP costs were not material for the fiscal years ending December 31, 2025, 2024 and 2023. The life insurance policies on both active and former key employees had aggregate net death benefits of $197 million as of December 31, 2025.

Other Postretirement Employee Benefit Plans

Historically the Company provided other postretirement employee benefit plans (“OPEBs”) primarily in the form of health and welfare benefits to certain of its employees. All OPEBs are currently frozen and, therefore, are not eligible for active employees to accrue benefits. The Company’s OPEBs benefit obligations were $23 million and $25 million as of December 31, 2025 and 2024, respectively. There are no plan assets associated with the OPEBs; as such, the unfunded status of such plans is equal to the OPEB benefit obligations as of December 31, 2025 and 2024. The periodic OPEBs cost was not material for the years ended December 31, 2025, 2024 and 2023.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s qualified noncontributory defined benefit pension plans, as well as other disclosures related to those plans at December 31, (dollars in millions):

	Pension Benefits
	United States		International
Change in benefit obligation:	2025	2024	2025	2024
Benefit obligation at beginning of year	$598	$617	$208	$244
Service cost	—	—	3	3
Interest cost	30	29	8	9
Actuarial (gain) loss	(1)	—	(11)	(4)
Amendments	—	—	—	(12)
Currency translation	—	—	21	(10)
Benefits paid	(48)	(48)	(13)	(13)
Curtailments, settlements and other	—	—	(5)	(9)
Benefit obligation at end of year (a)	$579	$598	$211	$208
Change in plan assets:
Fair value of plan assets at beginning of year (b)	634	668	160	176
Actual return on plan assets	66	14	—	1
Contributions	—	—	—	8
Currency translation	—	—	13	(6)
Benefits paid	(48)	(48)	(13)	(13)
Settlements and other	—	—	(4)	(6)
Fair value of plan assets at end of year	$652	$634	$156	$160
Funded status at end of year	$73	$36	$(55)	$(48)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$73	$36	$16	$24
Accrued benefit cost:
Current benefit cost—other accrued liabilities	—	—	(4)	(4)
Noncurrent benefit cost— other noncurrent liabilities	—	—	(67)	(68)
Net amount recognized	$73	$36	$(55)	$(48)

Assumptions
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.26%	5.51%	4.31%	3.80%
Long-term rate of compensation increase	—%	—%	2.27%	2.39%
(a)The accumulated benefit obligation for all defined benefit pension plans was $783 million and $799 million at December 31, 2025 and 2024, respectively.

The projected benefit obligation and associated fair value of plan assets related to underfunded or non-funded pension benefit plans was $100 million and $29 million and $98 million and $27 million as of December 31, 2025 and 2024, respectively. The aforementioned projected benefit obligation and associated fair value of plan assets related to underfunded or non-funded pension benefit plans approximates the accumulated benefit obligations and associated fair value of plan assets at December 31, 2025 and 2024.

Defined Benefit Pension Expense

The components of pension expense for the periods indicated are as follows (dollars in millions):

	Pension Benefits
	United States			International
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$3	$3	$3
Interest cost	30	29	39	8	9	15
Expected return on plan assets	(48)	(47)	(52)	(5)	(6)	(11)
Amortization:
Prior service cost	—	—	—	—	1	3
Net actuarial loss	1	—	3	1	2	3
Curtailment, settlement and termination costs	—	—	60	—	(1)	66
Total (income) expense	$(17)	$(18)	$50	$7	$8	$79
Assumptions
Weighted average assumptions used to calculate net periodic cost:
Effective discount rate for benefit obligations	5.51%	4.94%	5.36%	3.81%	3.82%	4.07%
Effective rate for interest on benefit obligations	5.19%	4.85%	5.24%	3.65%	3.75%	4.00%
Effective rate for service cost	—%	—%	—%	2.48%	2.57%	3.20%
Effective rate for interest on service cost	—%	—%	—%	2.31%	2.48%	3.06%
Long-term rate of return on plan assets	6.50%	6.00%	5.88%	2.70%	3.99%	3.61%
Long-term rate of compensation increase	—%	—%	—%	2.40%	2.37%	2.41%

The components of net periodic pension costs other than the service cost component are included in other expense, net in the Consolidated Statements of Operations.

Defined Benefit Pension Plan Assets

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

The investment portfolios contain a diversified blend of equity and fixed-income investments. The equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. The fixed income investments are primarily comprised of investment-grade and high-yield securities through investments in corporate and government bonds, government agencies and asset-backed securities. The Level 1 investments are primarily based upon quoted market prices. The Level 2 investments are primarily comprised of insurance contracts whose fair values are estimated based on the future cash flows to be received under the contracts discounted to the present using a discount rate that approximates the discount rate used to measure the associated pension plan liabilities. International Level 3 investments are primarily comprised of insurance contracts valued at contract value. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. There were no domestic Level 3 investments at December 31, 2025 and 2024. The investments excluded from the fair value hierarchy are net asset value-based (“NAV-based”) hedge fund investments that generally have a redemption frequency of 90 days or less, with various redemption notice periods that are generally less than a month. The notice periods for certain investments may vary based on the size of the redemption.

The expected long-term rate of return for plan assets is based upon many factors, including expected asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the Company’s defined benefit pension plan’s investments. The target asset allocations for the Company’s domestic pension plans may vary by plan, based in part on plan demographics, funded status and liability duration. In general, the Company’s target asset allocations are as follows: equities approximately 30%; fixed income approximately 65%; multi-sector fixed-income approximately 5% and nominal for cash, alternative investments and other at December 31, 2025. Actual asset allocations may vary from the targeted allocations for various reasons, including market conditions and the timing of transactions. The Company maintains numerous international defined benefit pension plans. The asset allocations for the international investment may vary by plan and jurisdiction and are primarily based upon the plan structure and plan participant profile.

The composition of domestic pension plan assets at December 31, 2025 and 2024 is as follows (in millions):

	Plan Assets — Domestic Plans
	December 31, 2025
	Fair Value Measurements
Asset Category	Level 1	Level 2	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$198	$198
Fixed income securities and funds	161	—	161	282	443
Alternative investments	—	—	—	1	1
Cash and other	7	2	9	—	9
Total	$168	$2	$170	$481	$651

	Plan Assets — Domestic Plans
	December 31, 2024
	Fair Value Measurements
Asset Category	Level 1	Level 2	Subtotal	NAV-based assets	Total
Equity securities and funds	$—	$—	$—	$121	$121
Fixed income securities and funds	249	—	249	252	501
Alternative investments	—	—	—	1	1
Cash and other	9	2	11	—	11
Total	$258	$2	$260	$374	$634

The composition of international pension plan assets at December 31, 2025 and 2024 is as follows (in millions):

	Plan Assets — International Plans
	Fair Value Measurements
	December 31, 2025				December 31, 2024
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities and funds	$4	$4	$—	$8	$4	$4	$—	$8
Fixed income securities and funds	3	5	—	8	3	5	—	8
Cash, insured assets and other	6	123	11	140	3	131	10	144
Total	$13	$132	$11	$156	$10	$140	$10	$160

A reconciliation of the change in fair value of the defined benefit plans’ assets using significant unobservable inputs (Level 3) for 2025 and 2024 is as follows (in millions):

Total
Balance at December 31, 2024	$10
Unrealized gain	1
Balance at December 31, 2025	$11

Defined Benefit Pension Plan Contributions and Estimated Future Benefit Payments
During 2026, the Company expects to make no cash contributions to its domestic defined benefit plan and approximately $5 million to its international defined benefit plans.
Estimated future benefit payments under the Company’s defined benefit pension plans are as follows at December 31, 2025 (in millions):

	2026	2027	2028	2029	2030	Thereafter
Pension benefits	$67	$68	$66	$68	$66	$313
Footnote 11 — Income Taxes
The components of income (loss) before income taxes for the years ended December 31, (in millions):

	2025	2024	2023
Domestic	$(746)	$(708)	$(995)
Foreign	445	448	452
Total	$(301)	$(260)	$(543)
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2025	2024	2023
Current:
Federal	$(28)	$(52)	$56
State	8	10	1
Foreign	70	112	71
Total current	50	70	128
Deferred:
Federal	(32)	(101)	(232)
State	(3)	(15)	(40)
Foreign	(31)	2	(11)
Total deferred	(66)	(114)	(283)
Total income tax benefit	$(16)	$(44)	$(155)

A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the year ended December 31, 2025, in accordance with ASU 2023-09 (See Footnote 1) which was adopted prospectively (in millions):

		Tax Effect	Rate Impact
U.S. Federal Statutory Rate Provision (Benefit)		$(63)	21.0%
Foreign Tax Effects:
France	Statutory tax rate difference between France and the U.S.	(8)	2.7
	Other	9	(3.0)
Germany	Effect of changes in tax laws or rate	8	(2.7)
Ireland	Statutory tax rate difference between Ireland and the U.S.	(40)	13.3
	Qualified domestic top-up tax	9	(3.0)
	Other	(4)	1.3
Luxembourg	Changes in valuation allowance	(14)	4.7
	Other	5	(1.7)
Switzerland	Changes in valuation allowance	(16)	5.3
	Impairment of investment in subsidiaries	(12)	4.0
	Other	(3)	1.0
Other foreign jurisdictions	Effect of rates different than statutory	9	(3.0)
Cross-Border Tax Laws:(a)	U.S. income inclusion on asset transfers	74	(24.6)
	Current taxation of foreign earnings (Subpart F)	27	(9.0)
	Foreign tax credit	(14)	4.7
	Other	8	(2.7)
Tax Credits:	Research and development credits	(7)	2.3
Non-taxable/deductible Item:	Officer compensation	14	(4.7)
Changes in unrecognized benefits		6	(2.0)
Other Adjustments:	Capital loss	(24)	8.0
	Return to provision	(8)	2.7
	Surrender of Company-owned life insurance policies	18	(6.0)
	Other (b)	10	(3.3)
Effective Rate		$(16)	5.3%

(a)The Company accounts for tax on global intangible low-taxed income (“GILTI”) as a period cost and the effects are included herein.
(b)In 2025, state and local tax expense, net of federal income tax effect, was not material in aggregate or on an individual state basis.

A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis prior to the adoption of ASU 2023-09 (See Footnote 1) is as follows for the years ended December 31:

	2024	2023
Statutory rate	21.0%	21.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	1.4	5.7
U.S. foreign inclusions and foreign tax credit	(6.3)	(2.4)
Foreign rate differential	9.5	12.3
Change in uncertain tax positions (a)	34.6	—
Change in valuation allowance reserve	(1.5)	(9.2)
Impairments	—	1.0
Sale of businesses	—	(0.9)
Capital loss	1.0	1.4
Reversal of outside basis difference	(0.3)	11.2
Non-deductible compensation	(5.4)	(1.1)
Return to provision	0.6	1.5
Other taxes	(7.4)	(1.8)
U.S. income inclusions on asset transfers	(28.4)	(10.1)
Foreign exchange	0.2	—
Other tax credits	2.9	1.8
Other	(5.0)	(1.9)
Effective rate	16.9%	28.5%

(a)Includes $64 million, or 24.6%, income tax benefit as a result of the completion of tax authorities’ examination in the U.S. for the years 2011 to 2015 and Brazil for years 2015 to 2017.

At December 31, 2025, the Company has accumulated unremitted earnings generated by our foreign subsidiaries of approximately $4.40 billion. A portion of these earnings were previously subject to U.S. federal taxation via various U.S. foreign inclusion provisions. The Company does not assert indefinite reinvestment on a portion of its unremitted earnings of certain foreign subsidiaries as of December 31, 2025 and recognized deferred income taxes of approximately $9 million, primarily related to the future withholding tax effects of those unremitted foreign earnings. With respect to unremitted earnings of $4.40 billion and any other additional outside basis differences where the Company is continuing to assert indefinite reinvestment, any future reversals could be subject to additional foreign withholding taxes, U.S. state taxes and certain tax impacts relating to foreign currency exchange effects on any future repatriations of the unremitted earnings. The determination of any unrecognized deferred tax liabilities on the amount of unremitted earnings and other outside basis differences where the Company is asserting indefinite reinvestment is not practicable.

Income taxes paid, net of refunds by jurisdiction for the year ended December 31, 2025 are as follows (in millions):

Federal (a)	$34
State (b)	11
Foreign:
Switzerland (c)	26
Ireland	13
United Kingdom	12
Other foreign jurisdictions (d)	41
Total	$137
(a)Primarily related to the final payment of $31 million for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act.
(b)Comprised of tax payments of $4 million to Wisconsin and various other U.S. states, none of which individually exceeded $2 million.
(c)Final tax payments for settlement with tax authorities related to a prior disposition transaction.
(d)Comprised of tax payments paid to various other foreign jurisdictions, none of which individually exceed $6 million.

Deferred tax assets (liabilities) consist of the following at December 31, (in millions):

	2025	2024
Deferred tax assets:
Accruals	$168	$180
Inventory	58	73
Pension and postretirement benefits	24	34
Net operating losses	326	302
Foreign tax credits	25	16
Capital loss carryforward	32	36
Operating lease liabilities	139	139
Capitalized research and development expenses	102	79
Interest expense carryforward	133	134
Amortizable intangibles	65	16
Financial instruments	57	—
Other	73	82
Total gross deferred tax assets	1,202	1,091
Less valuation allowance	(152)	(171)
Net deferred tax assets after valuation allowance	1,050	920
Deferred tax liabilities:
Accelerated depreciation	(97)	(110)
Operating lease assets	(115)	(122)
Financial instruments	—	(10)
Other	(63)	(50)
Total gross deferred tax liabilities	(275)	(292)
Net deferred tax assets	$775	$628

The net deferred tax amounts have been classified in the balance sheet at December 31, (in millions):

	2025	2024
Noncurrent deferred tax assets	$825	$806
Noncurrent deferred tax liabilities	(50)	(178)
Net deferred tax assets	$775	$628

At December 31, 2025, the Company has net operating losses (“NOLs”) of approximately $1.31 billion, which comprise of $149 million in the U.S. and $1.16 billion outside of the U.S. Approximately $848 million of these NOLs do not expire and approximately $465 million expire between 2026 and 2045. At December 31, 2025, the Company has approximately $1.90 billion of post-apportioned state NOLs of which $277 million do not expire and $1.60 billion expire between 2026 and 2045.

The Company has U.S. foreign tax credits of $25 million which expire between 2028 and 2035. The Company has approximately $103 million of U.S. capital loss carryforwards of which approximately $10 million were generated at December 31, 2024 and $93 million were generated at December 31, 2025. These U.S. capital loss carryforwards can be carried back three years and carried forward five years. The Company has approximately $103 million of post-apportioned state capital loss carryforwards of which $25 million was generated at December 31, 2018, $38 million was generated at December 31, 2020, $14 million was generated at December 31, 2021, $4 million was generated at December 31, 2022, $3 million was generated at December 31, 2024 and $19 million was generated at December 31, 2025. Of these post-apportioned state capital loss carryforwards, $26 million can be carried back three years and carried forward five years, and $77 million can be carried forward five years.

The Company had a noncurrent income tax receivable (see subsequent discussion) of $352 million and $311 million as of December 31, 2025 and 2024, respectively and a noncurrent income tax payable of $13 million as of December 31, 2025.

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

At December 31, 2025, the Company has a valuation allowance recorded against certain deferred tax assets, primarily state and foreign NOLs, foreign capital losses and U.S. foreign tax credits, which the Company believes do not meet the more likely than not threshold to be realized due to uncertainty of future taxable income within the applicable tax jurisdictions. A valuation allowance of $152 million and $171 million was recorded against certain deferred tax asset balances at December 31, 2025 and 2024, respectively. For 2025, the Company recorded a net valuation allowance decrease of $19 million, primarily related to profitability and expected utilization of NOLs in Luxembourg, Switzerland, and China, the write-off of NOLs and corresponding valuation allowances due to liquidation of various subsidiaries in Canada, Netherlands and Russia, netted with recording additional valuation allowances related to other miscellaneous changes in the U.S., state and non-U.S. related to ongoing operations. For 2024, the Company recorded a net valuation allowance decrease of $13 million, primarily related to the utilization of NOLs in Argentina due to improved ongoing operations, the write-off of NOLs, capital losses and corresponding valuation allowances due to liquidation of various subsidiaries in Canada, Luxembourg and Hong Kong, netted with recording additional valuation allowances due to excess interest expense in Luxembourg, as well as other miscellaneous changes in the U.S., state and non-U.S. valuation allowances related to ongoing operations.

The following table summarizes the changes in gross unrecognized tax benefits periods indicated are as follows (in millions):

	2025	2024	2023
Unrecognized tax benefits, January 1,	$355	$463	$476
Increases (decreases):
Increases in tax positions for prior years	9	5	—
Decreases in tax positions for prior years	(4)	(90)	(19)
Increase in tax positions for the current period	2	5	12
Settlements with taxing authorities	—	(24)	—
Lapse of statute of limitations	(2)	(4)	(6)
Unrecognized tax benefits, December 31,	$360	$355	$463

If recognized, $325 million, $316 million and $387 million of unrecognized tax benefits at December 31, 2025, 2024 and 2023, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. During 2025 and 2023, the Company recognized an income tax benefit on interest and penalties of $8 million and $9 million, respectively, due to the accrual of current year interest on existing positions and offset by the resolution of certain tax contingencies. During 2024, the Company recognized income tax benefit on interest and penalties of $12 million due to the effective settlement of various tax positions under examination by the Internal Revenue Service (“IRS”) and offset by the accrual of current year interest on existing positions.

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

Other

In April 2025, the Company paid $31 million of tax for the one-time toll charge incurred in 2017 related to the Tax Credits and Jobs Act, due to the IRS having not yet processed the amended 2017 return, which the Company filed during the year ended December 31, 2022. This resulted in an increase to the Company’s noncurrent income tax receivable.

In June 2025, the Company filed its amended 2019 U.S. federal income tax return to carry back capital losses generated in 2020. This resulted in an increase in income tax expense of $3 million and an aggregate increase in noncurrent income taxes receivable of $10 million, and an increase in deferred tax liabilities of approximately $13 million.

In May 2024, the Company received a Statutory Notice of Deficiency (“Notice”) from the IRS for the tax years 2011 to 2015. The Company agreed to certain adjustments raised by the IRS in the Notice. Accordingly, the Company has concluded that various income tax positions taken by the Company have been effectively settled, with the exception of the matter the Company intends to dispute as further described hereafter.

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

Footnote 12 — Leases

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

For finance leases, lease payments are allocated between interest expense and reduction of the liability in accordance with an amortization schedule. The corresponding asset is amortized on a straight-line basis over the lease term. Assets acquired under finance leases are reported in property, plant and equipment, net in the Consolidated Balance Sheets. The Company did not have finance leases at December 31, 2025 and 2024.

The depreciable life of leasehold improvements and other lease-related assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Supplemental consolidated balance sheet information for leases at December 31, is as follows (in millions):

	Classification	2025	2024
Assets
Operating leases	Operating lease assets	$453	$466
Total lease assets		$453	$466

Liabilities
Current
Operating leases	Other accrued liabilities	$113	$110
Noncurrent
Operating leases	Operating lease liabilities	433	418
Total lease liabilities		$546	$528

Components of lease expense for the years ended December 31, are as follows (in millions):

	2025	2024	2023
Operating lease cost:
Operating lease cost (a)	$156	$161	$172
Variable lease costs (b)	19	22	24
Finance lease cost:
Amortization of leased assets	—	—	1
(a)Includes short-term leases, which are immaterial.
(b)Consists primarily of additional payments for non-lease components, such as maintenance costs, payments of taxes and additional rent based on a level of the Company’s retail store sales.

Remaining lease term and discount rates for operating leases at December 31, are as follows:

	2025	2024
Weighted-average remaining lease term (years)	7	7
Weighted-average discount rate	5.4%	5.1%

Supplemental cash flow information related to leases for the years ended December 31, are as follows (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$156	$158	$162

Right of use assets obtained in exchange for lease liabilities:
Operating leases	62	76	46

Maturities of operating lease liabilities at December 31, 2025, are as follows (in millions):

2026	$137
2027	113
2028	99
2029	80
2030	60
Thereafter	163
Total lease payments	652
Less: imputed interest	(106)
Present value of lease liabilities	$546

Footnote 13 — Weighted Average Shares Outstanding

The basic and diluted weighted average shares outstanding for the years ended December 31, 2025, 2024 and 2023 were 418.2 million, 415.5 million and 414.1 million, respectively. For 2025, 2024 and 2023, 4.6 million, 3.4 million and 1.5 million, respectively, potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At December 31, 2025, 2024 and 2023, there were zero, 0.7 million and 0.8 million, respectively, potentially dilutive restricted stock awards with performance-based targets that were not met and as such, have been excluded from the computation of diluted earnings per share.

For 2025, 2024 and 2023 dividends and equivalents for share-based awards expected to be forfeited did not have a material impact on net income for basic and diluted earnings per share.

Footnote 14 — Share-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three years for stock options and one to three years for time-based and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience.

The Company maintains a 2013 Incentive Plan and a 2022 Incentive Plan (collectively, the “Incentive Plans”), which allow for grants of stock-based awards. At December 31, 2025, there were approximately 23 million share-based awards collectively available for grant under the Incentive Plans. The 2013 Incentive Plan generally provides for stock-based awards to employees to vest over a minimum of three years, although some awards may vest earlier if granted to a new employee or if tied to the achievement of specified market or performance conditions, in which case such awards vest no earlier than one year from the date of grant. The 2022 Incentive Plan generally provides for stock-based awards to employees to vest no earlier than one year from the date of grant, subject to a de minimis exception. The stock-based awards granted to employees include stock options and time-based and performance-based restricted stock units, as follows:

Stock Options

During 2025, the Company did not award stock options. In years in which the Company has elected to grant stock options, it has issued them at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, death or disability, in which case the options may remain outstanding and exercisable for a specified period not to exceed the remaining contractual term of the option.
The following table summarizes the changes in the number of shares of common stock for 2025 (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	6.1	$22
Forfeited	(0.4)	23
Outstanding at December 31, 2025	5.7	$21	4.9	$0

Options exercisable, end of year	5.4	$22	4.7	$0

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

The following table summarizes the changes in the number of outstanding restricted stock units for 2025 (shares in millions):

	Restricted Stock Unit	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	14.9	$11
Granted	8.5	7
Grant adjustment (a)	0.6	(10)
Vested	(4.9)	10
Forfeited	(1.9)	8
Outstanding at December 31, 2025	17.2	$8

Expected to vest as of December 31, 2025 (b)	20.6	$8
(a)The grant adjustment primarily relates to an adjustment in the quantity of Performance-Based RSUs ultimately vested during 2025 that were dependent on the level of achievement of the specified performance conditions.
(b)The difference between the outstanding restricted stock units at December 31, 2025 and the restricted stock units expected to vest as of December 31, 2025 primarily relates to the expected achievement of the specified performance conditions for the respective outstanding Performance-Based RSUs.

The weighted-average grant-date fair values of awards granted were $7, $8 and $11 per share in 2025, 2024 and 2023, respectively. The fair values of awards that vested were $31 million, $20 million and $13 million in 2025, 2024 and 2023, respectively.

During 2025, the Company awarded 6.5 million Time-Based RSUs, which had an aggregate grant date fair value of $45 million. These Time-Based RSUs entitle recipients to shares of the Company’s common stock and vest primarily in annual installments over a three-year period, subject to continued employment.

During 2025, the Company also awarded 2.0 million Performance-Based RSUs with an aggregate grant date fair value of $14 million. These Performance-Based RSUs entitle the recipients to shares of the Company’s common stock and vest primarily at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

On May 19, 2023, the Company adopted the 2023 Special Incentive Program (the “SIP”) to incentivize performance against multi-year goals and to aid in the retention of certain Company executives. On July 5, 2023, pursuant to the SIP, the Company granted performance-based restricted stock unit awards to the Company’s President and Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”) that vest on February 27, 2026, subject to the achievement of the applicable performance measures. On the same date, the Company granted time-based and performance-based restricted stock unit awards to certain key executives, other than the CEO and CFO, pursuant to the SIP. The time-based restricted stock units granted to such other executives pursuant to the SIP fully vested on the one-year anniversary of the date of grant, while the performance-based restricted stock units granted to such other executives pursuant to the SIP will vest 70% on the two-year anniversary of the grant date and 30% on the three-year anniversary of the grant date, subject to the achievement of applicable performance measures.
The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation at December 31, 2025:

(in millions)	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)
Restricted stock units	$49	1
Stock options	1	1
Total	$50	1

Excess tax detriments related to stock-based compensation was $5 million for each of 2025 and 2024 and $2 million for 2023.

Footnote 15 — Fair Value Disclosures

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

The following tables present the Company’s non-pension financial assets and liabilities, which are measured at fair value on a recurring basis (in millions):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Derivatives:
Assets	$—	$15	$15	$—	$98	$98
Liabilities	—	(294)	(294)	—	(76)	(76)
Investment securities, including mutual funds	81	—	81	3	—	3

For publicly-traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1. Other investment securities are primarily comprised of money market accounts that are classified as Level 2. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2. The Company did not have non-pension financial assets and liabilities classified as Level 3 at December 31, 2025 and 2024.

The Company adjusts its pension asset values to fair value on an annual basis (See Footnote 10).

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

The Company’s goodwill and indefinite-lived intangibles are fair valued using discounted cash flows. Quantitative goodwill impairment testing requires significant use of judgment and assumptions including the identification of reporting units; the assignment of assets and liabilities to reporting units; and the estimation of future cash flows(including net sales, gross profit and operating expenses), terminal values, discount rates and total enterprise value. Quantitative testing of indefinite-lived intangibles under established guidelines for impairment also requires significant use of judgment and assumptions (such as estimation of future cash flows, royalty rates, terminal values, contributory cross charges, where applicable, and discount rates). Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s annual impairment testing and as circumstances require.

At December 1, 2025 and 2024, the Company had indefinite-lived intangible assets classified as Level 3 of the fair value hierarchy, of $295 million and $216 million, respectively, which are measured at fair value on a non-recurring basis. At December 31, 2025 and 2024, intangible assets of certain reporting units are recorded at fair value based upon the Company’s impairment testing. The most significant unobservable inputs (Level 3) used to estimate the fair values of the Company’s reporting unit goodwill and indefinite-lived intangible assets are discount rates, which range from 8.5% to 11.0% for reporting unit goodwill and 8.5% to 13.0% for indefinite-lived intangible assets. During the fourth quarter of 2025, two tradenames within the H&CS segment were measured at fair values of $188 million and $89 million and one tradename within the L&D segment was measured at fair value of $18 million. During the fourth quarter of 2024, one tradename in the H&CS segment was measured at fair value of $216 million. See Footnotes 1 and 6 for further information.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable through future undiscounted cash flows. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

Footnote 16 — Segment Information

The Company’s three primary operating segments are as follows:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(a), Calphalon, Chesapeake Bay, Crockpot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Bubba, Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
(a) and Ball®, TMs of Ball Corporation, used under license.

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

The Company’s segment results are as follows (in millions):

	Year Ended December 31, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$7,204	$3,772	$2,691	$741
Cost of products sold	4,772	2,673	1,542	557
Segment SG&A	1,774	938	630	206
Other segment costs (b)	357	299	55	3
Segment operating income (loss)	$301	$(138)	$464	$(25)
Corporate expenses (c)	262
Operating income	39
Interest expense, net	321
Loss on extinguishment and modification of debt	13
Other expense, net	6
Loss before income taxes	$(301)

	Year Ended December 31, 2024
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$7,582	$4,071	$2,717	$794
Cost of products sold	5,034	2,856	1,537	641
Segment SG&A	1,791	933	623	235
Other segment costs (b)	372	284	84	4
Segment operating income (loss)	$385	$(2)	$473	$(86)
Corporate expenses (c)	318
Operating income	67
Interest expense, net	295
Loss on extinguishment and modification of debt	14
Other expense, net	18
Loss before income taxes	$(260)

	Year Ended December 31, 2023
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$8,133	$4,428	$2,706	$999
Cost of products sold	5,780	3,347	1,613	820
Segment SG&A	1,766	916	621	229
Other segment costs (b)	420	128	259	33
Segment operating income (loss)	$167	$37	$213	$(83)
Corporate expenses (c)	252
Operating loss	(85)
Interest expense, net	283
Other expense, net	175
Loss before income taxes	$(543)

(a)All intercompany transactions have been eliminated.
(b)Other segment costs primarily include segment restructuring costs, net and non-cash impairment of goodwill, intangibles and other assets (see Footnotes 3 and 6, respectively for further information).
(c)Corporate expenses primarily include costs of operating as a public company including retained costs of center-led corporate functions, corporate restructuring and restructuring-related costs (see Footnote 3 for further information) and non-cash impairment of corporate assets. In addition, corporate expense includes adjustments, favorable or unfavorable, between the actual bonus achieved versus the bonus at target for center-led corporate functions, as well as adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees. Incentive compensation recorded in corporate expenses decreased by $71 million in 2025 as compared to 2024, primarily due to weaker performance relative to targets in 2025. For 2024, incentive compensation recorded in corporate was $85 million higher as compared to 2023, primarily due to improved performance relative to targets under the Company’s Management Bonus Plan and increases in the expected achievements of the specified performance conditions in the Company’s respective outstanding Performance-Based RSUs (see Footnote 14 for further information).

Depreciation and amortization by segment are as follows for the years ended December 31, (in millions):

	2025	2024	2023
Home and Commercial Solutions	$142	$153	$163
Learning and Development	69	70	71
Outdoor and Recreation	31	39	35
Corporate (a)	69	61	65
	$311	$323	$334
(a)Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization are included in the segment operating income (loss).

Capital expenditures by segment are as follows for the years ended December 31, (in millions):

	2025	2024	2023
Home and Commercial Solutions	$85	$96	$93
Learning and Development	52	48	60
Outdoor and Recreation	18	16	16
Corporate	92	99	115
	$247	$259	$284

Assets(b) by segment are as follows at (in millions):

	December 31, 2025	December 31, 2024
Home and Commercial Solutions	$3,771	$4,110
Learning and Development	3,797	3,786
Outdoor and Recreation	495	541
Corporate	2,652	2,567
	$10,715	$11,004

The Company’s geographic net sales (a) (b) are as follows for the years ended December 31, (in millions):

	2025	2024	2023
United States	$4,407	$4,732	$5,129
Canada	308	319	313
Total North America	4,715	5,051	5,442
Europe, Middle East and Africa	1,192	1,194	1,283
Latin America	809	831	863
Asia Pacific	488	506	545
Total International	2,489	2,531	2,691
	$7,204	$7,582	$8,133

The following table disaggregates net sales(a) by major product grouping source for the years ended December 31, (in millions):

	2025	2024	2023
Commercial	$1,296	$1,361	$1,434
Kitchen	1,828	2,036	2,244
Home Fragrance	648	674	750
Home and Commercial Solutions	3,772	4,071	4,428

Baby	1,008	1,008	989
Writing	1,683	1,709	1,717
Learning and Development	2,691	2,717	2,706

Outdoor and Recreation	741	794	999

	$7,204	$7,582	$8,133

Geographic net sales(a) (b) by segment are as follows (in millions):

	North America	International	Total
Year Ended December 31, 2025
Home and Commercial Solutions	$2,372	$1,400	$3,772
Learning and Development	1,969	722	2,691
Outdoor and Recreation	374	367	741
	$4,715	$2,489	$7,204

Year Ended December 31, 2024
Home and Commercial Solutions	$2,644	$1,427	$4,071
Learning and Development	1,980	737	2,717
Outdoor and Recreation	427	367	794
	$5,051	$2,531	$7,582

Year Ended December 31, 2023
Home and Commercial Solutions	$2,942	$1,486	$4,428
Learning and Development	1,937	769	2,706
Outdoor and Recreation	563	436	999
	$5,442	$2,691	$8,133
(a)All intercompany transactions have been eliminated.
(b)Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

The Company’s largest customer in 2025, Amazon, accounted for approximately 17%, 15% and 13% of net sales in 2025, 2024 and 2023 respectively. Walmart Inc. and subsidiaries, the Company’s second largest customer in 2025, accounted for approximately 13%, 14% and 15% of net sales in 2025, 2024 and 2023, respectively.

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

Environmental Matters

The Company is involved in various matters concerning federal, state and foreign environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’ status as PRPs is disputed.

The Company’s estimate of environmental remediation costs associated with these matters at December 31, 2025 was $35 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), have been identified as PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is divided into four “operable units,” and the Company Parties have received notice letters in connection with operable Unit 4 and operable Unit 2 (which is geographically subsumed within Unit 4). The U.S. EPA has issued records of decision for Units 2 and 4 with selected remedies that it has estimated to cost approximately $1.80 billion in the aggregate. In September 2017, the U.S. EPA announced an allocation process involving roughly 80 PRPs, with the intent of offering cash-out settlements to a number of parties. The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On January 31, 2024, U.S. EPA filed a motion to enter a modified consent decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Unit 2 and Unit 4 (“Consent Decree”), which the court granted on December 18, 2024 (the "Consent Decree Litigation"). The Court’s order entering the Consent Decree has been appealed. As of the date of this filing, the Company does not expect that its share of payments toward the Consent Decree, if the Consent Decree is upheld following any appellate review, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”), a New York corporation, sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, including past and future costs for investigation, design and remediation of Units 2 and 4, as well as contribution and a declaratory judgement (the “OCC Litigation”). The defendants, in turn, filed claims against 42 third-party defendants and counterclaims against OCC. OCC has also stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. The OCC Litigation is stayed pending the Court’s adjudication of the entry of the Consent Decree. At this time, the Company cannot predict the eventual outcome of the OCC Litigation.

In September 2025, OCC merged with and into an affiliated Texas limited liability company, and the surviving entity changed its name to Occidental Chemical Company, LLC. That entity then executed a divisional merger, splitting into two entities: Environmental Resource Holdings, LLC (“ERH”), and Occidental Chemical Corporation, a Texas corporation (“OCC TX”). Counsel for OCC in the Consent Decree Litigation filed an updated corporate disclosure, asserting that OCC “is now known as Environmental Resource Holdings LLC.” On February 6, 2026, 35 companies filed a complaint against OCC TX in the U.S. District Court in New Jersey, alleging that OCC’s valuable assets were transferred to OCC TX, not ERH, and requesting a declaratory judgment that OCC TX is jointly and severally liable for OCC’s CERCLA liabilities.

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

French Door Countertop Ovens Recall

On September 25, 2025, the Company announced a recall in the U.S. and Canada of certain of its Oster French Door Countertop Ovens in the H&CS segment. The Company determined that the recalled product may present users with a potential safety concern, as the doors could unexpectedly close and pose a burn hazard to users, and the recall offers a repair kit to address the hazard. During the year ended December 31, 2025, the Company incurred charges of $11 million relating to this recall representing its best estimate of risk of loss.

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

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements, except as otherwise described in this Footnote 17.

At December 31, 2025, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information which is required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company’s internal control over financial reporting includes policies and procedures that:

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

Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of Newell Brands Inc.’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Item 8.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.

Information required under this Item with respect to the audit committee and Audit Committee financial experts will be included in the 2026 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Committees — Audit Committee,” which information is incorporated by reference herein.

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

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers,” which is applicable to the Company’s senior financial officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller. The Company also has a separate “Code of Conduct” that is applicable to all Company employees, including each of the Company’s directors and officers. Both the Code of Ethics for Senior Financial Officers and the Code of Conduct are available under the “Corporate Governance” link on the Company’s website at www.newellbrands.com. The Company posts any amendments to or waivers of its Code of Ethics for Senior Financial Officers or to the Code of Conduct (to the extent applicable to the Company’s directors or executive officers) at the same location on the Company’s website. In addition, copies of the Code of Ethics for Senior Financial Officers and of the Code of Conduct may be obtained in print without charge upon written request by any stockholder to the office of the Corporate Secretary of the Company at 5 Concourse Parkway NE, 8th Floor, Atlanta, Georgia 30328.

The Company maintains a Securities Transaction Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq Stock Exchange listing standards. The Securities Transaction Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the 2026 Proxy Statement under the captions “Compensation and Human Capital Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the 2026 Proxy Statement under the captions Stock Ownership Information and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item with respect to certain relationships and related transactions will be included in the 2026 Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated by reference herein.

Information required under this Item with respect to director independence will be included in the 2026 Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Independence,” which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this Item will be included in the 2026 Proxy Statement under the caption “Approval of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Brands Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
•Reports of Independent Registered Public Accounting Firms—PricewaterhouseCoopers LLP (PCAOB ID 238)
•Consolidated Statements of Operations—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Balance Sheets—December 31, 2025 and 2024
•Consolidated Statements of Cash Flows—Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements—December 31, 2025, 2024 and 2023

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears after the signature pages at the end of this Form 10-K:
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS—Years Ended December 31, 2025, 2024 and 2023
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

4.5
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

4.7
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

4.9
Form of 6.625% note due 2029 issued pursuant to the Indenture, dated as of November 19, 2014, between the Company and U.S. Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 14, 2022, File No. 001-09608).

4.10
Indenture, dated May 22, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 22, 2025, File No. 001-09608).

4.11
Form of 8.500% senior note due 2028 issued pursuant to the Indenture, dated May 22, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 22, 2025, File No. 001-09608).

4.12
Form of 6.375% note due 2030 issued pursuant to the First Supplemental Indenture, dated November 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 13, 2024, File No. 001-09608).

4.13
Form of 6.625% note due 2032 issued pursuant to the Second Supplemental Indenture, dated November 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated November 13, 2024, File No. 001-09608).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.
ITEM 10 — MATERIAL CONTRACTS
10.1*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013, File No. 001-09608).

10.2*
First Amendment, dated as of February 14, 2018, to the Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, File No. 001-09608).

10.3*
Second Amendment, effective as of July 26, 2019, to the Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, File No. 001-09608).

10.4*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (Management Committee) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.5*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.6*
Form of 2020 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Financial Officer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, File No. 001-09608).

10.7*
Amended and Restated Newell Brands Inc. Management Bonus Plan, effective January 1, 2021, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 17, 2021, File No. 001-09608).

10.8*
Form of 2021 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-09608).

10.9*
Form of 2021 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended March 31, 2021, File No. 001-09608).

10.10*
Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to the Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 2022, File No. 001-09608).

10.11*
Form of 2022 Non-Qualified Stock Option Agreement under the Newell Rubbermaid Inc. 2013 Incentive Plan, as amended, for Awards to Employees (incorporated by reference to Exhibit 10.8 to The Company’s Quarterly Report on Form 10-Q for the quarterly report period ended March 31, 2022, File No. 001-09608).

10.12*
Form of 2022 Non-Qualified Stock Option Agreement under the Newell Brands Inc., 2022 Incentive Plan (incorporated by reference to 10.2 of the Company’s Current Report on Form 8-K dated May 6, 2022, File No. 001-09609).

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

10.19*†	Sixth Amendment, having an effective date of November 14, 2025, to the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan.
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

10.28*
Amendment, effective January 1, 2024, to the Newell Brands Employee Savings Plan, effective January 18, 2018 (incorporated by reference to Exhibit 10.28 of Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-09608).

10.29*
Amendment No. 6, dated December 30, 2024, to the Newell Brands Employee Savings Plan, effective January 18, 2018 (incorporated by reference to Exhibit 10.28 of Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-09608).

10.30*†	Amendment No. 7, dated December 31, 2025, to the Newell Brands Employee Savings Plan, effective January 18, 2018.
10.31*
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

10.33*
Amendment, dated December 19, 2018, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, File No. 001-09608).

10.34*†	Amendment, dated November 1, 2019, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018.
10.35*
Amendment No. 2, dated June 7, 2022, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report Form 10-Q for the quarterly period ended June 30, 2022, File No. 001-09608).

10.36*†	Amendment, dated November 14, 2025, to the Newell Brands Supplemental Employee Savings Plan, effective January 1, 2018.
10.37*	Newell Brands Inc. 2022 Incentive Plan, as amended May 8, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 14, 2025, File No. 001-09608).
10.38*
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

10.43*	Newell Brands Inc. 2024 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 22, 2024, File No. 001-09608).

10.44*
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

10.46*
Form of Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter period ending June 30, 2024, File No. 001-09608).

10.47*
Form of Non-Qualified Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-09608).

10.48*
Form of 2023 Non-Employee Director Stock Option Agreement under the Newell Brands Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, File No. 001-09608).

10.49*
Form of Employment Security Agreement between the Company and Bradford R. Turner and Christopher H. Peterson, respectively (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-09608).

10.50*
Form of Waiver and Termination Agreement between Newell Brands Inc. and Executives (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, File No. 001-09608).

10.51*
CEO Offer Letter, dated February 9, 2023, between Newell Brands Inc. and Christopher H. Peterson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 15, 2023, File No. 001-09608).

10.52*
Retirement Agreement, dated February 8, 2023, between Ravichandra K. Saligram and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 10, 2023, File No. 001-09608).

10.53*	CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).
10.54*	Newell Brands Executive Severance Plan effective July 26, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 30, 2019, File No. 001-09608).
10.55*
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

10.61
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

10.62
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

10.63
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

10.66*	Newell Brands Inc. 2025 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 19, 2025, File No. 001-09608).
10.67*
Form of 2025 LTIP Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, File No. 001-09608).

10.68*
Form of 2025 LTIP Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, File No. 001-09608).

ITEM 19 — INSIDER TRADING COMPLIANCE MANUAL
19.1	Securities Transaction Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-09608).
ITEM 21 — SUBSIDIARIES OF THE REGISTRANT
21.1†	Subsidiaries of the Registrant.
ITEM 23 — CONSENT OF EXPERTS AND COUNSEL
23.1†	Consent of PricewaterhouseCoopers LLP.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 97— POLICY RELATING TO RECOVERY OF ERRONEOUSLY AWARDED COMPENSATION
97.1*
Newell Brands Inc., Executive Compensation Recoupment Policy (Effective November 7, 2023) (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-09608).

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

NEWELL BRANDS INC. Registrant

By	/s/ Mark J. Erceg
Mark J. Erceg
Title	Chief Financial Officer
Date	February 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 13, 2026, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Christopher H. Peterson	President and Chief Executive Officer and Director
Christopher H. Peterson

/s/ Mark J. Erceg	Chief Financial Officer
Mark J. Erceg

/s/ Robert A. Schmidt	Chief Accounting Officer
Robert A. Schmidt

/s/ Bridget Ryan Berman	Chairman of the Board
Bridget Ryan Berman

/s/ Patrick D. Campbell	Director
Patrick D. Campbell

/s/ James Keane	Director
James Keane

/s/ Gerardo I. Lopez	Director
Gerardo I. Lopez

/s/ Gary Pilnick	Director
Gary Pilnick

/s/ Judith A. Sprieser	Director
Judith A. Sprieser

/s/ Stephanie Stahl	Director
Stephanie Stahl

/s/ Anthony Terry	Director
Anthony Terry

Schedule II

NEWELL BRANDS INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Other	Write-offs/ Disposition	Balance at End of Period
(in millions)
Reserve for Credit Losses
Year Ended December 31, 2025	$23	$3	$2	$(6)	$22
Year Ended December 31, 2024	31	8	(3)	(13)	23
Year Ended December 31, 2023	31	2	(1)	(1)	31

	Balance at Beginning of Period	Provision	Other	Write-offs/ Recoveries	Balance at End of Period
(in millions)
Income Tax Valuation Allowance
Year Ended December 31, 2025	$171	$14	$10	$(43)	$152
Year Ended December 31, 2024	184	19	(7)	(25)	171
Year Ended December 31, 2023	148	60	—	(24)	184