Form 10-Q
period 2026-03-31
NEWELL BRANDS INC.
filed 2026-05-01
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of April 27, 2026: 424.9 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,549	$1,566
Cost of products sold	1,036	1,063
Gross profit	513	503
Selling, general and administrative expenses	472	471
Restructuring costs, net	7	11
Operating income	34	21
Non-operating expenses:
Interest expense, net	84	72
Other expense, net	11	4
Loss before income taxes	(61)	(55)
Income tax benefit	(28)	(18)
Net loss	$(33)	$(37)

Weighted average common shares outstanding:
Basic	421.6	416.8
Diluted	421.6	416.8

Loss per share:
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025
Net loss	$(33)	$(37)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(1)
Pension and postretirement costs	3	3
Derivative financial instruments	4	(5)
Total other comprehensive income (loss), net of tax	16	(3)
Total comprehensive loss	$(17)	$(40)
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$201	$203
Accounts receivable, net	893	987
Inventories	1,493	1,281
Prepaid expenses and other current assets	326	237
Total current assets	2,913	2,708
Property, plant and equipment, net	1,194	1,209
Operating lease assets	467	453
Goodwill	3,092	3,101
Other intangible assets, net	1,607	1,634
Deferred income taxes	814	825
Other assets	772	785
Total assets	$10,859	$10,715

Liabilities:
Accounts payable	$1,045	$931
Other accrued liabilities	1,325	1,464
Short-term debt and current portion of long-term debt	425	130
Total current liabilities	2,795	2,525
Long-term debt	4,540	4,543
Deferred income taxes	5	50
Operating lease liabilities	443	433
Other noncurrent liabilities	734	773
Total liabilities	8,517	8,324
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at March 31, 2026 and December 31, 2025)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 456.6 shares and 447.1 shares issued at March 31, 2026 and December 31, 2025, respectively)	457	447
Treasury stock, at cost (31.7 shares and 27.9 shares at March 31, 2026 and December 31, 2025, respectively)	(662)	(644)
Additional paid-in capital	6,781	6,805
Retained deficit	(3,260)	(3,227)
Accumulated other comprehensive loss	(974)	(990)
Total stockholders’ equity	2,342	2,391
Total liabilities and stockholders’ equity	$10,859	$10,715
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(33)	$(37)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	75
Deferred income taxes	(44)	46
Stock based compensation expense	17	16
Other, net	(5)	(5)
Changes in operating accounts:
Accounts receivable	93	3
Inventories	(213)	(168)
Accounts payable	122	147
Accrued liabilities and other, net	(249)	(290)
Net cash used in operating activities	(233)	(213)
Cash flows from investing activities:
Capital expenditures	(37)	(59)
Proceeds from settlement of swaps	9	9
Other investing activities, net	(1)	23
Net cash used in investing activities	(29)	(27)
Cash flows from financing activities:
Proceeds from short-term debt, net	295	310
Cash dividends	(36)	(31)
Other financing activities, net	27	(9)
Net cash provided by financing activities	286	270
Exchange rate effect on cash, cash equivalents and restricted cash	(1)	3
Increase in cash, cash equivalents and restricted cash	23	33
Cash, cash equivalents and restricted cash at beginning of period	220	219
Cash, cash equivalents and restricted cash at end of period	$243	$252

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$17	$21
Restricted cash at end of period (Footnote 1)	42	19
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	$447	$(644)	$6,805	$(3,227)	$(990)	$2,391
Comprehensive income (loss)	—	—	—	(33)	16	(17)
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	10	(18)	7	—	—	(1)
Balance at March 31, 2026	$457	$(662)	$6,781	$(3,260)	$(974)	$2,342

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive loss	—	—	—	(37)	(3)	(40)
Dividends declared on common stock - $0.07 per share	—	—	(32)	—	—	(32)
Equity compensation, net of tax	3	(5)	13	—	—	11
Balance at March 31, 2025	$445	$(639)	$6,847	$(2,979)	$(984)	$2,690

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Newell Brands Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair statement of the financial position and the results of operations of the Company. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the audited financial statements as of that date, but it does not include all the information and footnotes required by U.S. GAAP for a complete financial statement. Certain prior year amounts have been reclassified to conform to the current presentation.

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by inflationary pressures, soft global demand, major retailers’ focus on tight control over their inventory levels, fluctuating interest rates and indirect macroeconomic impacts from geopolitical conflicts as well as the effects of existing and potential changes in global trade policies, including tariffs and related retaliatory measures.

Despite the U.S. Supreme Court ruling that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) tariffs were unconstitutional, the Company continues to deploy a mitigation strategy designed to offset the impact of tariff exposure through a number of actions, including pricing, productivity and in some cases relocation of manufacturing. More recently, the Company has experienced an increase in resin and transportation costs largely as a result of higher cost of oil in light of the conflict in the Middle East. These collective macroeconomic trends, the duration or severity of which are highly uncertain and some of which, such as cost of oil, are more volatile than others, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition and are to some degree expected to persist into the remainder of the year.

As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The Company will continue to monitor these macroeconomic trends and assess whether any of them become more permanent in nature. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, trade policies and tariffs, industry growth, credit ratings, foreign exchange rates, labor inflation and cost of oil. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors especially if some of the recent inflationary pressures surrounding higher oil costs experience a sustained duration which may require future changes to such estimates and assumptions, including reserves, and which may result in future expense or impairment charges.

In addition, during the fourth quarter of fiscal year 2025, the Company concluded it had experienced a significant sustained decline in its market capitalization as a result of a decrease in its stock price, resulting in the Company’s market capitalization being less than its consolidated stockholders’ equity. The Company's stock price has increased since its most recent annual impairment test, but the Company's market capitalization still remains less than its consolidated stockholders' equity. As previously disclosed by the Company, the goodwill related to the Company’s Commercial reporting unit and certain indefinite-lived tradenames in its H&CS and L&D segments have fair values within 10% of their associated carrying values based on the most recent annual impairment test performed in the fourth quarter of fiscal year 2025. If there are further declines in the Company’s stock price, macroeconomic conditions, or industry and market conditions that may impact the current and forecasted financial performance of each reporting unit, the Company may need to record non-cash impairment charges, which could be material, in future periods.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures inclusive of the impact of tariffs. Accordingly, the Company’s results of operations and cash flows for the three months ended March 31, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million, of eligible accounts receivable. During the three months ended March 31, 2026 and 2025, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement and received proceeds of $566 million and $587 million, respectively and collected from customers and remitted to the financial institution approximately $540 million in each period. Outstanding receivables sold under the Customer Receivables Purchase Agreement were approximately $270 million at both March 31, 2026 and December 31, 2025.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the three months ended March 31, 2026 and 2025, the Company factored receivables pursuant to the Receivables Facility and received proceeds of $233 million and $248 million, respectively, and collected from customers and remitted $250 million and $280 million, respectively to the financial institution. Outstanding receivables sold under the Receivables Facility at March 31, 2026 and December 31, 2025 were approximately $110 million and $125 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheets. Restricted cash related to both programs was $42 million and $17 million at March 31, 2026 and December 31, 2025, respectively. The Company records the discounts as other expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SF Program, nor does it have any economic interest in a supplier’s decision to participate in the SF Program. Amounts due to suppliers participating in the SF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SF Program are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the SFP averaged approximately 118 days.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SF Program (in millions):

Balance at December 31, 2025	$11
Invoices participating in the SF Program	13
Invoices paid to the third-party vendor	(14)
Balance at March 31, 2026	$10

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was $58 million and $81 million at March 31, 2026 and December 31, 2025. The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the three months ended March 31, 2026 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2025	$(783)	$(195)	$(12)	$(990)
Other comprehensive income before reclassifications (a)	9	3	1	13
Amounts reclassified to earnings (b)	—	—	3	3
Net current period other comprehensive income	9	3	4	16
Balance at March 31, 2026	$(774)	$(192)	$(8)	$(974)
(a)Includes income tax provision (benefit) allocated to AOCL as follows $9 million, $(3) million, $1 million and $7 million, respectively.
(b)Income tax provision (benefit) for both the three months ended March 31, 2026 and 2025 were not material. Pension and postretirement costs presented are primarily classified in other expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the three months ended March 31, 2026 and 2025 were not material for any of the periods presented.

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Global Productivity Plan

Building on the Company’s turnaround strategy, the Company announced a global productivity plan (the “Productivity Plan”) in December 2025 to further simplify processes, streamline overhead and redirect resources to the higher-value activities. As part of the Productivity Plan the Company will reduce its global workforce by over 900 employees primarily within professional and clerical functions, with limited impact on manufacturing or supply chain operations. Professional and clerical employee separations in the U.S. were mostly executed by the end of 2025, with international actions expected to occur in 2026, subject to applicable local law and consultation requirements. In addition, the Company closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026 as part of a retail optimization initiative aligned with modern consumer shopping behaviors and the Company's multi-channel strategy. The Company expects to record $75 million to $90 million of restructuring and restructuring-related charges in connection with the Productivity Plan, primarily for severance and associated costs, with most of the charges to be recognized by the end of 2026.

In connection with the Productivity Plan, the Company recorded restructuring costs of $6 million and a nominal amount of restructuring-related costs for the three months ended March 31, 2026. Since inception of the Productivity Plan, the Company has incurred $41 million and $5 million of restructuring and restructuring-related costs, respectively.

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

The Company recorded restructuring costs, net and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Restructuring costs	$1	$11
Restructuring-related costs	1	14
Total	$2	$25

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Home and Commercial Solutions	$2	$1
Learning and Development	1	1
Outdoor and Recreation	—	1
Corporate	4	8
	$7	$11

Accrued restructuring costs related to all restructuring activities for the three months ended March 31, 2026 were as follows (in millions):

Balance at December 31, 2025	$34
Restructuring costs, net	7
Payments	(23)
Balance at March 31, 2026	$18

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials and supplies	$193	$165
Work-in-process	155	159
Finished products	1,145	957
	$1,493	$1,281

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	March 31, 2026	December 31, 2025
Land	$68	$68
Buildings and improvements	547	543
Machinery and equipment	1,651	1,642
	2,266	2,253
Less: Accumulated depreciation	(1,072)	(1,044)
	$1,194	$1,209

Depreciation expense was $46 million and $43 million for the three months ended March 31, 2026 and 2025, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the three months ended March 31, 2026 is as follows (in millions):

			March 31, 2026
Segments	Net Book Value at December 31, 2025	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,354	(9)	2,345	3,432	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,101	$(9)	$3,092	$8,272	$(5,180)

Other intangible assets, net, are comprised of the following (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (a)	$443	$—	$443	$553	$—	$553
Tradenames — other (a)	646	(202)	444	537	(186)	351
Capitalized software	220	(103)	117	212	(95)	117
Customer relationships and distributor channels	1,014	(411)	603	1,013	(400)	613
	$2,323	$(716)	$1,607	$2,315	$(681)	$1,634

(a)During the first quarter of 2026, the Company concluded that certain tradenames with aggregate carrying values of $107 million no longer qualified as indefinite‑lived intangibles. The tradenames were assigned estimated useful lives of 15 years. The financial statement impact associated to such change will not be material to the Company’s Condensed Consolidated Statement of Operations.

Amortization expense for intangible assets was $33 million and $32 million for the three months ended March 31, 2026 and 2025, respectively.

Footnote 7 — Other Accrued Liabilities
Other accrued liabilities are comprised of the following (in millions):

	March 31, 2026	December 31, 2025
Customer accruals	$485	$616
Accrued compensation	120	168
Operating lease liabilities	115	113
Other	605	567
	$1,325	$1,464
Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	March 31, 2026	December 31, 2025
6.375% senior notes due 2027	$495	$497
8.500% senior notes due 2028	1,240	1,239
6.625% senior notes due 2029	490	492
6.375% senior notes due 2030	743	743
6.625% senior notes due 2032	495	495
5.375% senior notes due 2036	417	417
5.500% senior notes due 2046	658	658
Revolving credit facility (a)	425	130
Other debt	2	2
Total debt	4,965	4,673
Short-term debt and current portion of long-term debt	(425)	(130)
Long-term debt	$4,540	$4,543
(a)Included in short-term debt and current portion of long-term debt at March 31, 2026 and December 31, 2025.

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

Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At March 31, 2026, there was $789 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2026, the Company had approximately $37 million of outstanding standby letters of credit issued against the Credit Revolver and $425 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $327 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, with the 8.500% notes due 2028, 6.375% notes due 2030 and 6.625% notes due 2032 containing additional covenants as described in Footnote 8 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K, filed on February 13, 2026.

Weighted average interest rates are as follows:

	Three Months Ended March 31,
	2026	2025
Total debt	6.9%	6.0%
Short-term debt	6.1%	7.1%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	March 31, 2026		December 31, 2025
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,423	$4,538	$4,493	$4,541

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

At March 31, 2026, the Company had approximately $1.00 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.16 billion. Cross-currency swaps totaling $2.01 billion were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. Under the terms of the swaps, the Company pays fixed or floating interest in Euros and receives fixed or floating interest in U.S. dollar. The Company has elected the spot method to assess hedge effectiveness. During the first quarter of 2026, the Company partially undesignated one cross-currency swap prior to its September 2027 maturity, which had a notional amount of $112 million.

Also, during the first quarter of 2026, the Company entered into two cross-currency swap agreements with an aggregate notional amount of $145 million, which mature in February 2027. These swaps are designated as net investment hedges of the Company’s foreign currency exposure related to its net investment in certain Hong Kong dollar- and New Zealand dollar-functional currency subsidiaries. Under the terms of these swaps, the Company pays fixed interest in the respective local currencies and receives fixed interest in U.S. dollars.

The Company recognized income of $7 million and $9 million during the three months ended March 31, 2026 and 2025, respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through December 2026. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At March 31, 2026, the Company had approximately $162 million notional amount outstanding of forward foreign currency contracts that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2026, the Company had approximately $1.05 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through March 2027. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements of Derivative Instruments

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At March 31, 2026 and December 31, 2025, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument, with the exception of cross-currency swaps included in other noncurrent liabilities. At March 31, 2026, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $16 million, $59 million and $171 million (including cross-currency swaps of $165 million), respectively. At December 31, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $13 million, $68 million, and $196 million (including cross-currency swaps of $192 million), respectively. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at March 31, 2026 and December 31, 2025.

The gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges, recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for its cross-currency swaps. The Company recognized gain of $40 million and loss of $88 million for the three months ended March 31, 2026 and 2025, respectively.

The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At March 31, 2026, net deferred losses to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates were a benefit of 45.9% and 32.7% for the three months ended March 31, 2026 and 2025, respectively, reflecting a year-over-year decrease in forecasted pretax book income combined with an increase in income tax benefits.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings. For the period ended March 31, 2026, these items increased the tax rates more than the prior period due to the lower forecasted pretax book income for 2026 combined with the increase in income tax deductions based on foreign derived earnings resulting from tax law changes associated with the One Big Beautiful Act. In periods where forecasted pretax income is relatively low, the proportional impact of these items on the effective rate may be significant.

During the three months ended March 31, 2025, the Company finalized its amended 2023 U.S. federal income tax return and updated its estimate of the 2024 U.S. federal income tax return. This resulted in an aggregate reduction in current income taxes payable and an increase in deferred tax liabilities of $31 million.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016.

Other Matters

In July 2024, the Company filed a petition in the U.S. Tax Court disputing a proposed assessment by the Internal Revenue Service (“IRS”) of $80 million in additional taxes and approximately $34 million in penalties plus additional interest to be calculated upon final settlement, related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 through 2015. The Company believes it has recorded adequate reserves for any adjustments that may ultimately result. However, if the IRS were to prevail and the final assessment of additional tax, interest and penalties exceeds the Company's current reserves, such outcome could have a material adverse effect on the Company’s financial position and results of operations.

Footnote 11 — Weighted Average Shares Outstanding

The basic and diluted weighted average shares outstanding for the three months ended March 31, 2026 and 2025 were 421.6 million and 416.8 million, respectively. For the three months ended March 31, 2026 and 2025, 8.2 million and 5.9 million, respectively, potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At March 31, 2026 and 2025, there were no potentially dilutive share awards with performance-based targets that were not met.

Footnote 12 — Share-Based Compensation

During the three months ended March 31, 2026, primarily in connection with its annual grant, the Company granted 3.2 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $14 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest approximately at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the three months ended March 31, 2026, primarily in connection with its annual grant, the Company also granted 9.0 million time-based RSUs with an aggregate grant date fair value of $41 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and generally vest in annual installments approximately over a three-year period, subject to continued employment.

Footnote 13 — Segment Information

The Company’s three reportable segments are:

Segment	Key Brands	Description of Primary Products
Home and Commercial Solutions	Ball(a), Calphalon, Chesapeake Bay, Crock-Pot, FoodSaver, Mapa, Mr. Coffee, Oster, Rubbermaid, Rubbermaid Commercial Products, Sistema, Spontex, Sunbeam, WoodWick and Yankee Candle	Commercial cleaning and maintenance solutions; closet and garage organization; hygiene systems and material handling solutions; household products, including kitchen appliances; food and home storage products; fresh preserving products; vacuum sealing products; gourmet cookware, bakeware and cutlery and home fragrance products
Learning and Development	Aprica, Dymo, Elmer’s, EXPO, Graco, NUK, Paper Mate, Parker, Prismacolor and Sharpie	Baby gear and infant care products; writing instruments, including markers and highlighters, pens and pencils; art products; activity-based products and labeling solutions
Outdoor and Recreation	Bubba, Campingaz, Coleman, Contigo and Marmot	Active lifestyle products for outdoor and outdoor-related activities; technical apparel and on-the-go beverageware
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

The Company’s results by segment are as follows (in millions):

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$1,549	$780	$594	$175	$1,566	$812	$572	$182
Cost of products sold	1,036	564	345	127	1,063	591	334	138
Segment SG&A	412	217	140	55	409	222	139	48
Other segment costs (b)	3	2	1	—	3	1	1	1
Segment operating income (loss)	$98	$(3)	$108	$(7)	$91	$(2)	$98	$(5)
Corporate expenses (c)	64				70
Operating income	$34				$21
Interest expense, net	84				72
Other expense, net	11				4
Loss before income taxes	$(61)				$(55)

(a)All intercompany transactions have been eliminated.
(b)Other segment costs primarily include segment restructuring costs, net (see Footnote 3 for further information).

(c)Corporate expenses primarily include costs of operating as a public company, including retained costs of center-led corporate functions and corporate restructuring and restructuring-related costs (see Footnote 3 for further information). In addition, corporate expense includes all share-based compensation and all adjustments, favorable or unfavorable, between the actual bonus achieved versus the bonus at target for center-led corporate functions, as well as all adjustments, favorable or unfavorable, between the actual share-based compensation achieved versus the share-based compensation at target for operating segment employees.

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Home and Commercial Solutions	$37	$33
Learning and Development	16	16
Outdoor and Recreation	7	7
Corporate	19	19
	$79	$75

Capital expenditures by segment are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Home and Commercial Solutions	$16	$14
Learning and Development	6	10
Outdoor and Recreation	4	3
Corporate	11	32
	$37	$59

Assets by segment are as follows at (in millions):

	March 31, 2026	December 31, 2025
Home and Commercial Solutions	$3,753	$3,771
Learning and Development	3,848	3,797
Outdoor and Recreation	563	495
Corporate	2,695	2,652
	$10,859	$10,715

The following table disaggregates net sales(a) by major product grouping for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Commercial	$297	$313
Kitchen	370	376
Home Fragrance	113	123
Home and Commercial Solutions	780	812

Baby	252	238
Writing	342	334
Learning and Development	594	572

Outdoor and Recreation	175	182
	$1,549	$1,566

The following table disaggregates net sales(a) by geography(b) for the periods indicated (in millions):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$481	$299	$780	$510	$302	$812
Learning and Development	431	163	594	418	154	572
Outdoor and Recreation	83	92	175	92	90	182
	$995	$554	$1,549	$1,020	$546	$1,566
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

The Company is party to two certified class actions that relate to the Baby business in its L&D segment, alleging that the Company made misrepresentations in advertising claims with respect to certain products and seeking damages based on a price premium and statutory damages, where applicable, for each product sold. The first case is pending in United States District Court for the Northern District of Illinois. In that case, the district court certified classes for ten states. The second case is pending in the United States District Court for the Northern District of Georgia. In that case, the district court certified classes for three states. For these matters, the Company has determined that a loss is reasonably possible; however, the Company is unable to estimate a range of possible loss due to unresolved questions of fact and law. As the Company does not believe that any loss is probable in either case, the Company has not recorded a reserve for either of these matters. The Company intends to vigorously defend these matters; however, it is possible that an adverse outcome in either matter could be material to the Company’s financial results.

As a manufacturer and distributor of consumer products, the Company is subject to product liability claims, in particular with respect to its Baby business in the L&D segment and its Kitchen business in H&CS segment. Although the Company maintains product liability insurance in amounts that it believes are reasonable, that insurance is, in most cases, subject to significant self-insured retentions for which the Company is responsible, and the Company cannot assure that it will be able to maintain such insurance on acceptable terms, if at all, in the future, that product liability claims will not exceed the amount of insurance coverage or that any such losses will not be material.

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

The Company’s estimate of environmental remediation costs associated with these matters at March 31, 2026 was $32 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance

Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), have been identified as PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is divided into four “operable units,” and the Company Parties have received notice letters in connection with Operable Unit 4 and Operable Unit 2 (which is geographically subsumed within Operable Unit 4). The U.S. EPA has issued records of decision for Operable Units 2 and 4 with selected remedies that it has estimated to cost approximately $1.80 billion in the aggregate. In September 2017, the U.S. EPA announced an allocation process involving roughly 80 PRPs, with the intent of offering cash-out settlements to a number of parties. The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On January 31, 2024, U.S. EPA filed a motion to enter a modified consent decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Operable Unit 2 and Operable Unit 4 (“Consent Decree”), which the court granted on December 18, 2024 (the "Consent Decree Litigation"). The Court’s order entering the Consent Decree has been appealed. As of the date of this filing, the Company does not expect that its share of payments toward the Consent Decree, if the Consent Decree is upheld following appellate review, will be material to the Company.

In June 2018, Occidental Chemical Corporation (“OCC”), a New York corporation, sued over 100 parties, including the Company Parties, in the U.S. District Court in New Jersey pursuant to CERCLA, requesting cost recovery, including past and future costs for investigation, design and remediation of Units 2 and 4, as well as contribution and a declaratory judgment (the “OCC Litigation”). The defendants, in turn, filed claims against 42 third-party defendants and counterclaims against OCC. OCC has also stated that it anticipates asserting claims against defendants regarding Newark Bay, which is also part of the Site, after the U.S. EPA has selected the Newark Bay remedy. The OCC Litigation is stayed pending the Court’s adjudication of the entry of the Consent Decree. At this time, the Company cannot predict the eventual outcome of the OCC Litigation.

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

Tariff Matters

On February 20, 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs, invalidating tariffs imposed in 2025 under that statute (“IEEPA Tariffs”). The ruling did not address the availability, timing or mechanics of any potential refunds related to tariffs previously collected, and the outcome of any related administrative or legal processes remains uncertain. Following the ruling, the U.S. administration implemented new tariffs under alternative statutory authority, including Section 122 of the Trade Act of 1974, which permits temporary import surcharges subject to statutory limits and duration requirements. In April 2026, the U.S. Court of International Trade (“CIT”) issued an order for the U.S. Customs and Border Protection (“CBP”) to treat the IEEPA Tariffs as unlawful and administer affected import entries accordingly. As a result of the order, the CBP must recalculate duties without the IEEPA tariffs and ensure that importers of record receive the benefit of the Supreme Court ruling in the form of refunds for such amounts paid and interest. The U.S. administration has until June 2026 to appeal that order. During the year 2025, the Company paid approximately $120 million of IEEPA Tariffs.

The Company is evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and is monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s decision on whether or not to appeal the CIT’s order. As of March 31, 2026, the Company has not recorded a receivable related to potential refunds for IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the administration’s decision to appeal the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery remains uncertain.

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

Although the Company cannot predict the ultimate outcome of other proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements, except as otherwise described in this Footnote 14.

At March 31, 2026, the Company had approximately $49 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

See Footnote 10 for information concerning certain proceedings currently pending in the U.S. Tax Court.

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
•the Company's ability to effectively execute its turnaround plan, including the Productivity Plan announced in December 2025 and other restructuring and cost saving initiatives;
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
•significant increases in the funding obligations related to the Company’s pension plans; and
•other factors listed from time to time in our SEC filings, including but not limited to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and other filings.

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

Business Strategy

The Company continues to execute the strategic priorities identified through its 2023 comprehensive capability assessment. These priorities, grounded in defined “where to play” and “how to win” choices, are intended to drive sustainable improvement in revenue performance, margins and cash flow through a redesigned operating model, targeted talent investments and a culture redesign.

The Company remains in the execution phase of its multi‑year transformation. The Company believes that actions taken during 2025 strengthened foundational capabilities across innovation, brand building, productivity and commercial execution, and the Company expects the benefits of these initiatives to continue to phase in over time.
Execution of the Company’s strategy continues amid a dynamic operating environment, including shifting consumer preferences, heightened competitive intensity, changes in retailer inventory and promotional behavior, increased adoption of digital and artificial intelligence‑enabled tools, macroeconomic and geopolitical volatility, cumulative inflationary pressures on consumers, tariffs imposed by the U.S. in 2025 and 2026 as well as other countries’ related retaliatory actions, and an evolving regulatory landscape. The Company continues to deploy mitigation actions, including pricing optimization, productivity initiatives and strategic manufacturing relocations, where appropriate.

The Company’s operating focus remains on disciplined execution of its key priorities, including driving top‑line improvement over time through product and commercial innovation and brand investment; protecting margins through productivity, procurement savings, overhead management and disciplined reinvestment; further deleveraging the balance sheet; improving cash flow and balance sheet strength through working capital management and capital allocation; and enhancing commercial and operational execution through complexity reduction, technology standardization, Enterprise Resource Planning System (ERP) consolidation, stock- keeping unit (SKU) rationalization and supply chain optimization.

As part of these efforts, in December 2025 the Company announced a global productivity plan (the “Productivity Plan”) to further simplify processes, streamline overhead and reallocate resources to higher‑value activities, including workforce reductions and retail footprint optimization. Employee separations in the U.S. were mostly executed by the end of 2025, with international actions expected to occur in 2026, subject to applicable local law and consultation requirements. The Company also closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026.

In addition, the Company continues to review its operating footprint and portfolio of non-core brands, which will result in future restructuring and restructuring-related charges.

Recent Developments

Update on Tariffs

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, invalidating tariffs previously imposed under that statute, and in April 2026 the U.S. Court of International Trade issued a related order directing U.S. Customs and Border Protection to administer affected import entries accordingly. The Company is evaluating the impact of these developments, including ongoing administrative and legal processes. See Footnote 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

The Company continues to operate in a highly uncertain trade environment, with ongoing uncertainty regarding the scope, duration, legal sustainability and potential replacement of current tariffs, as well as the risk of retaliatory actions by other countries. While the Company continues to pursue mitigation actions as necessary with respect to its tariff exposure, including pricing actions, productivity initiatives, sourcing diversification and manufacturing footprint optimization, changes in trade policy, related legal challenges and geopolitical responses could continue to adversely affect the Company’s costs, supply chain and financial results. See Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Geopolitical Conflicts

Global economic conditions continue to be adversely affected by ongoing geopolitical conflicts, including the Russia‑Ukraine and the Middle East conflicts. The Company has experienced increased costs for raw materials, transportation, energy, and commodity costs, driven in part by elevated fuel prices and global macroeconomic effects. The continuation or escalation of geopolitical tensions, including the expansion of trade restrictions, sanctions, or other barriers to global trade, could adversely affect the Company by disrupting its supply chain (including changes in prices and availability of transportation, raw materials and sourced products), reducing consumer demand, increasing volatility in foreign exchange rates and financial markets, and contributing to localized or global economic downturns. See “Results of Operations” and Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

Consolidated Operating Results

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,549	$1,566	$(17)	(1.1)%
Gross profit	513	503	10	2.0%
Gross margin	33.1%	32.1%
Operating income	34	21	13	61.9%
Operating margin	2.2%	1.3%

Interest expense, net	84	72	12	16.7%
Other expense, net	11	4	7	NM
Loss before income taxes	(61)	(55)	(6)	(10.9)%

Income tax benefit	(28)	(18)	(10)	(55.6)%
Income tax rate	45.9%	32.7%

Net loss	$(33)	$(37)	$4	10.8%
Diluted loss per share	$(0.08)	$(0.09)
NM - NOT MEANINGFUL

Net sales for the three months ended March 31, 2026 decreased approximately 1%. Net sales were unfavorably impacted by continued soft demand, primarily in the H&CS segment. In addition, unfavorable order timing impacted net sales growth during the first quarter of 2026, as certain customers accelerated purchases in the first quarter of 2025, ahead of anticipated tariff impacts and price increases and retailers shifted orders into the second quarter of 2026 primarily in connection with key reset events. These factors were partially offset by product innovation launches and favorable net pricing including a $25 million contribution from a refinement of estimates related to customer programs, reflecting better claims experience and improved deduction management. Changes in foreign currency favorably impacted net sales by $42 million, or 3%.

Gross profit increased by approximately $10 million, or 2% compared to the prior year. Gross margin improved to 33.1% as compared with 32.1% in the prior year. The improvement in gross margin was driven by gross productivity and net pricing actions including the $25 million contribution related to customer programs discussed above, partially offset by the volume impact of lower sales, higher tariffs and inflation. Changes in foreign currency exchange rates favorably impacted gross profit by $9 million, or 2%.

Notable items, other than those noted above, impacting operating income for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Restructuring and restructuring-related costs (a) (b)	$8	$25
Transaction costs and other (c)	8	2
	$16	$27

(a)See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(b)Restructuring-related costs reported in selling, general and administrative expense (“SG&A”) for the three months ended March 31, 2026 was $1 million and primarily related to facility closures associated with previously announced but substantially completed restructuring activities. For the three months ended March 31, 2025, restructuring-related costs reported in cost of products sold and SG&A were $3 million and $11 million, respectively, and primarily related to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities.
(c)Transaction and other costs for the three months ended March 31, 2026 primarily related to certain legal proceedings and completed divestitures. Transaction and other costs for the three months ended March 31, 2025 primarily related to hyperinflationary currency movements.

Operating income was $34 million, compared to $21 million in the prior year period. The improvement reflects the aforementioned factors related to the increase in gross profit of $10 million and savings from restructuring actions related to the Productivity Plan, partially offset by $5 million increase in advertising and promotion spending.

Interest expense, net increased by $12 million due to higher interest rates. The weighted average interest rates for the three months ended March 31, 2026 and 2025 were approximately 6.9% and 6.0%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended March 31, 2026 and 2025 includes the following items (in millions):

	Three Months Ended March 31,
	2026	2025
Foreign exchange losses, net	$8	$1
Discount on factored receivables and other, net	3	3
	$11	$4

The income tax benefit for the three months ended March 31, 2026 was $28 million as compared to $18 million for the three months ended March 31, 2025. The Company’s effective income tax rates for the three months ended March 31, 2026 and 2025 were a benefit of 45.9% and 32.7% respectively. The change in the tax rate reflects a year over year decrease in forecasted pretax book income for 2026 combined with an increase in income tax benefits. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Net sales	$780	$812	$(32)	(3.9)%
Operating loss	(3)	(2)	(1)	(50.0)%
Operating margin	(0.4)%	(0.2)%

H&CS net sales for the three months ended March 31, 2026 decreased approximately 4%, reflecting soft demand across all businesses, as well as unfavorable order timing, as certain customers accelerated purchases in the first quarter of 2025 ahead of anticipated tariff impacts and price increases, and retailers shifted orders into the second quarter of 2026, primarily in connection with key reset events. These factors were partially offset by product innovation launches and favorable net pricing including a $17 million contribution from a refinement of estimates related to customer programs as discussed above. Changes in foreign currency favorably impacted net sales by $26 million, or approximately 3%.

Operating loss for the three months ended March 31, 2026 was $3 million as compared to $2 million in the prior year. The decline in operating results was primarily driven by a $5 million decrease in gross profit due mainly to lower sales volume and inflation, partially offset by gross productivity and net pricing actions including the $17 million contribution related to customer programs discussed above. Savings from restructuring actions were partially offset by increased amortization related to a certain tradename that no longer qualified as indefinite-lived intangible asset.

Learning and Development

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Net sales	$594	$572	$22	3.8%
Operating income	108	98	10	10.2%
Operating margin	18.2%	17.1%

L&D net sales for the three months ended March 31, 2026 increased approximately 4%. Net sales increased in both the Baby and the Writing businesses. The increase in the Baby business was primarily driven by improved replenishment orders from major retailers, pricing actions and contributions from product innovation. The increase in Writing business was due to distribution gains and favorable net pricing including a $7 million contribution from a refinement of estimates related to customer programs as discussed above. Changes in foreign currency favorably impacted net sales by $11 million, or approximately 2%.

Operating income for the three months ended March 31, 2026 increased to $108 million as compared to $98 million in the prior-year period. The increase in operating income was primarily due to higher gross profit of $11 million, as gross productivity and net pricing actions including the $7 million contribution related to customer programs discussed above, which were partially offset by inflation and increased advertising and promotion spending.

Outdoor and Recreation

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change	% Change
Net sales	$175	$182	$(7)	(3.8)%
Operating loss	(7)	(5)	(2)	(40.0)%
Operating margin	(4.0)%	(2.7)%

O&R net sales for the three months ended March 31, 2026 decreased approximately 4% reflecting soft demand, partially offset by favorable pricing and contributions from product innovations. Changes in foreign currency favorably impacted net sales by $5 million, or approximately 3%.

Operating loss for the three months ended March 31, 2026 was $7 million as compared to $5 million in the prior-year period. The change in operating performance was due to increased advertising and promotion spending, partially offset by $4 million improvement in gross profit due to favorable pricing and gross productivity.

Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of the rapidly changing retail and consumer landscape, which reflects an increased focus by retailers to rebalance inventory levels, inflationary pressures and uncertainty over the volatility and direction of future demand patterns on the Company’s future sales, operating results, cash flows, liquidity and financial condition, will continue to be driven by numerous evolving factors the Company cannot accurately predict and which will vary. The Company has taken actions to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility.

The Company believes these actions and its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide adequate liquidity, both in the near-term and longer-term, to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs.

For further information, refer to Risk Factors in Part I - Item 1A and Recent Developments and Liquidity and Capital Resources in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 13, 2026.

At March 31, 2026, the Company had cash and cash equivalents of approximately $201 million, of which approximately $157 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the three months ended March 31, 2026 and 2025 (in millions):

	2026	2025	Increase (Decrease)
Cash used in operating activities	$(233)	$(213)	$(20)
Cash used in investing activities	(29)	(27)	(2)
Cash provided by financing activities	286	270	16
Exchange rate effect on cash, cash equivalents and restricted cash	(1)	3	(4)
Increase in cash, cash equivalents and restricted cash	$23	$33	$(10)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects higher restructuring payment and higher inventory levels driven by planned builds to support anticipated second quarter demand, partially offset by improvement in accounts receivable collections and lower incentive compensation payment.

Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to $22 million decrease in capital expenditures offset by cash used for transactions related to certain hedging instruments.

Cash Flows from Financing Activities

The change in net cash provided by financing activities primarily reflected proceeds from balance sheet hedge settlements and an increase in accounts receivable collections not yet remitted to the financial institution under the Company’s receivables factoring arrangements, partially offset by lower borrowings under the Credit Revolver (as defined hereafter) during the current period and higher cash used to settle withholding taxes on vested equity awards. See Footnotes 1 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on factoring of receivables and Credit Revolver, respectively.

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
In accordance with the terms of the Credit Revolver, the Total Net Leverage Ratio covenant is scheduled to decrease as of the last day of the fiscal quarter ending September 30, 2026 and to continue at such level for each fiscal quarter ending thereafter during the remaining term of the Credit Revolver. The Company’s ability to continue to comply with the Total Net Leverage Ratio covenant is dependent upon the Company’s future operating and financial performance, which may be affected by economic conditions and other factors beyond our control. A failure to maintain the Company’s financial covenants and to subsequently remedy a default would impair its ability to borrow under the Credit Revolver and, absent a waiver of such default by the lenders under the Credit Revolver or an amendment or replacement of the Credit Revolver with alternative financing, potentially subject the Company to cross-default and acceleration provisions in its debt documents, which would have a significant adverse effect on the Company’s business, financial condition and operating results. While the Company would pursue refinancing the Credit Revolver with a new or amended borrowing facility should such action be necessary, there can be no assurance regarding the availability of such a new or amended facility on terms favorable to the Company or at all.

Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver is subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At March 31, 2026, there was $789 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the Credit Revolver. At March 31, 2026, the Company had approximately $37 million of outstanding standby letters of credit issued against the Credit Revolver and $425 million of outstanding borrowings under the Credit Revolver resulting in a net availability of approximately $327 million.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The Company was in compliance with all of its debt covenants at March 31, 2026.

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

Significant Accounting Policies and Critical Estimates

For further information on significant accounting policies and critical estimates, refer to the Company's most recent Annual Report on Form 10-K, filed on February 13, 2026 and Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A. in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about the Company’s purchases of equity securities during the three months ended March 31, 2026:

Calendar Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January	—	$—	—	$—
February	3,816,506	4.60	—	—
March	—	—	—	—
Total	3,816,506	$4.60	—
(a)Shares purchased during the three months ended March 31, 2026 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 10 — MATERIAL CONTRACTS
10.1*	Newell Brands Inc. 2026 Long-Term Incentive Plan Terms and Conditions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 13, 2026, File No. 001-09608).
10.2*†	Form of 2026 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for Executives.
10.3*†	Form of 2026 Restricted Stock Unit Award Agreement under the Newell Brands Inc. 2022 Incentive Plan for the Chief Executive Officer.
10.4*†	Amended and Restated Newell Brands Inc. Management Bonus Plan, effective January 1, 2026.
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Represents management contracts and compensatory plans and arrangements.
† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	May 1, 2026	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	May 1, 2026	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer