Form 10-Q
period 2026-06-30
NEWELL BRANDS INC.
filed 2026-07-31
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of July 27, 2026: 425.9 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,994	$1,935	$3,543	$3,501
Cost of products sold	1,182	1,250	2,218	2,313
Gross profit	812	685	1,325	1,188
Selling, general and administrative expenses	519	508	991	979
Restructuring costs, net	10	6	17	17
Operating income	283	171	317	192
Non-operating expenses:
Interest expense, net	87	82	171	154
Loss on extinguishment and modification of debt	—	13	—	13
Other expense, net	1	5	12	9
Income before income taxes	195	71	134	16
Income tax provision	89	25	61	7
Net income	$106	$46	$73	$9

Weighted average common shares outstanding:
Basic	425.2	417.8	423.4	417.3
Diluted	430.2	420.9	430.0	421.8

Earnings per share:
Basic	$0.25	$0.11	$0.17	$0.02
Diluted	$0.25	$0.11	$0.17	$0.02

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$106	$46	$73	$9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	(17)	16	(18)
Pension and postretirement costs	6	(2)	9	1
Derivative financial instruments	2	(11)	6	(16)
Total other comprehensive income (loss), net of tax	15	(30)	31	(33)
Total comprehensive income (loss)	$121	$16	$104	$(24)
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$209	$203
Accounts receivable, net	1,025	987
Inventories	1,491	1,281
Prepaid expenses and other current assets	483	237
Total current assets	3,208	2,708
Property, plant and equipment, net	1,175	1,209
Operating lease assets	448	453
Goodwill	3,086	3,101
Other intangible assets, net	1,578	1,634
Deferred income taxes	787	825
Other assets	779	785
Total assets	$11,061	$10,715

Liabilities:
Accounts payable	$1,054	$931
Other accrued liabilities	1,364	1,464
Short-term debt and current portion of long-term debt	470	130
Total current liabilities	2,888	2,525
Long-term debt	4,536	4,543
Deferred income taxes	31	50
Operating lease liabilities	422	433
Other noncurrent liabilities	733	773
Total liabilities	8,610	8,324
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at June 30, 2026 and December 31, 2025)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 457.3 shares and 447.1 shares issued at June 30, 2026 and December 31, 2025, respectively)	457	447
Treasury stock, at cost (31.9 shares and 27.9 shares at June 30, 2026 and December 31, 2025, respectively)	(662)	(644)
Additional paid-in capital	6,769	6,805
Retained deficit	(3,154)	(3,227)
Accumulated other comprehensive loss	(959)	(990)
Total stockholders’ equity	2,451	2,391
Total liabilities and stockholders’ equity	$11,061	$10,715
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$73	$9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	157	154
Deferred income taxes	1	23
Stock based compensation expense	37	33
Loss on extinguishment and modification of debt	—	13
Other, net	(4)	(9)
Changes in operating accounts:
Accounts receivable	(38)	(148)
Inventories	(213)	(59)
Prepaid expenses and other current assets	(237)	14
Accounts payable	126	(39)
Accrued liabilities and other, net	(106)	(262)
Net cash used in operating activities	(204)	(271)
Cash flows from investing activities:
Capital expenditures	(84)	(118)
Proceeds from settlement of swaps	14	15
Other investing activities, net	4	11
Net cash used in investing activities	(66)	(92)
Cash flows from financing activities:
Proceeds from short-term debt, net	340	455
Payments on current portion of long-term debt	—	(1,235)
Net proceeds from issuance of long-term debt	—	1,235
Debt extinguishment and modification costs	—	(9)
Cash dividends	(66)	(60)
Other financing activities, net	9	(4)
Net cash provided by financing activities	283	382
Exchange rate effect on cash, cash equivalents and restricted cash	—	4
Increase in cash, cash equivalents and restricted cash	13	23
Cash, cash equivalents and restricted cash at beginning of period	220	219
Cash, cash equivalents and restricted cash at end of period	$233	$242

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$17	$21
Restricted cash at end of period (Footnote 1)	24	23
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2026	$457	$(662)	$6,781	$(3,260)	$(974)	$2,342
Comprehensive income	—	—	—	106	15	121
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	—	—	19	—	—	19
Balance at June 30, 2026	$457	$(662)	$6,769	$(3,154)	$(959)	$2,451

Balance at December 31, 2025	$447	$(644)	$6,805	$(3,227)	$(990)	$2,391
Comprehensive income	—	—	—	73	31	104
Dividends declared on common stock - $0.14 per share	—	—	(62)	—	—	(62)
Equity compensation, net of tax	10	(18)	26	—	—	18
Balance at June 30, 2026	$457	$(662)	$6,769	$(3,154)	$(959)	$2,451

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at March 31, 2025	$445	$(639)	$6,847	$(2,979)	$(984)	$2,690
Comprehensive income (loss)	—	—	—	46	(30)	16
Dividends declared on common stock - $0.07 per share	—	—	(30)	—	—	(30)
Equity compensation, net of tax	—	(1)	17	—	—	16
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692

Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive income (loss)	—	—	—	9	(33)	(24)
Dividends declared on common stock - $0.14 per share	—	—	(62)	—	—	(62)
Equity compensation, net of tax	3	(6)	30	—	—	27
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692

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

Despite the U.S. Supreme Court’s invalidation of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), the Company continues to operate in a highly uncertain trade environment. Uncertainty persists regarding the potential long-term replacement of IEEPA tariffs and the scope and duration of any such replacement and U.S. tariffs generally, as well as the risk of retaliatory actions by other countries and the evolving legal landscape. In addition, the Company continues to experience increases in resin and transportation costs, driven largely by higher oil prices in light of the conflict in the Middle East. The Company continues to consider mitigating actions to offset the impact of tariff exposure and inflation, including oil price volatility, which include pricing, productivity initiatives, sourcing diversification and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain and some of which, such as the price of oil, are more volatile than others, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition, and are to some degree expected to persist into the remainder of the year.

As consumers continue to face widespread increases in prices and fluctuating interest rates, their discretionary spending and purchase patterns may continue to be unfavorably impacted. The Company will continue to monitor these macroeconomic trends and assess whether any of them become more sustained and therefore permanent in nature. The high level of uncertainty of these factors has resulted in estimates and assumptions that have the potential for more variability and are more subjective. In addition, some of the other inherent estimates and assumptions used in the Company’s forecasted results of operations and cash flows that form the basis of the determination of the fair value of the reporting units for goodwill and indefinite-lived intangible asset impairment testing are outside the control of management, including interest rates, cost of capital, tax rates, trade policies and tariffs, industry growth, credit ratings, foreign exchange rates, labor inflation and cost of oil. Although management has made its best estimates and assumptions based upon current information, actual results could materially differ given the uncertainty of these factors, especially if some of the recent inflationary pressures surrounding higher oil costs experience a sustained duration which may require future changes to such estimates and assumptions, including reserves, and which may result in future expense or impairment charges.

The Company's stock price has increased since its most recent annual impairment test, but the Company's market capitalization still remains less than its consolidated stockholders' equity. As previously disclosed by the Company, the goodwill related to the Company’s Commercial reporting unit and certain indefinite-lived tradenames in its H&CS and L&D segments have fair values within 10% of their associated carrying values based on the most recent annual impairment test performed in the fourth quarter of fiscal year 2025. If there are further declines in macroeconomic conditions, or industry and market conditions that may impact the current and forecasted financial performance of each reporting unit, or if the Company experiences a significant sustained decline in the Company's share price, the Company may need to record non-cash impairment charges, which could be material, in future periods.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures inclusive of the impact of tariffs. Accordingly, the Company’s results of operations and cash flows for the three and six months ended June 30, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”) up to $700 million of eligible accounts receivable. During the six months ended June 30, 2026 and 2025, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement. The following table sets forth proceeds and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds received	$803	$753	$1,369	$1,340
Collected from customers and remitted to financial institution	720	620	1,260	1,160

Outstanding receivables sold under the Customer Receivables Purchase Agreement at June 30, 2026 and December 31, 2025 were approximately $370 million and $270 million, respectively.

In addition, the Company, through a wholly-owned special purpose entity (“SPE”), has a three-year factoring agreement with a financial institution to sell certain customer receivables up to $225 million, between February and April of each year, and up to $275 million at all other times, of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Under the Receivables Facility, certain of the Company’s subsidiaries continuously sell their accounts receivables, originated in the U.S., to the SPE, which then sells the receivables to the financial institution. The SPE is a variable interest entity for which the Company is considered to be the primary beneficiary. The SPE’s sole business consists of the purchase of receivables from certain subsidiaries of the Company and the subsequent transfer of such receivables to the financial institution. Although the SPE is included in the Company’s condensed consolidated financial statements, it is a separate legal entity with separate creditors. The assets of the SPE are not available to pay creditors of the Company or its subsidiaries. The fair value of these servicing arrangements as well as the fees earned was immaterial. During the six months ended June 30, 2026 and 2025, the Company factored receivables pursuant to the Receivables Facility. The following table sets forth proceeds and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds received	$271	$295	$504	$543
Collected from customers and remitted to financial institution	242	269	492	549

Outstanding receivables sold under the Receivables Facility at June 30, 2026 and December 31, 2025 were approximately $140 million and $125 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheets. Restricted cash related to both programs was $24 million and $17 million at June 30, 2026 and December 31, 2025, respectively. The Company records the discounts as other expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SF Program, nor does it have any economic interest in a supplier’s decision to participate in the SF Program. Amounts due to suppliers participating in the SF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SF Program are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. Supplier payment terms for those participating in the SF Program averaged approximately 119 days.

The following table sets forth the outstanding payment obligations due to the third-party vendor and activities related to the suppliers who participated in the SF Program (in millions):

Balance at December 31, 2025	$11
Invoices participating in the SF Program	23
Invoices paid to the third-party vendor	(27)
Balance at June 30, 2026	$7

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was $114 million and $81 million at June 30, 2026 and December 31, 2025, respectively. The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnote 8 and Footnote 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the six months ended June 30, 2026 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2025	$(783)	$(195)	$(12)	$(990)
Other comprehensive income before reclassifications (a)	16	—	—	16
Amounts reclassified to earnings (b)	—	9	6	15
Net current period other comprehensive income	16	9	6	31
Balance at June 30, 2026	$(767)	$(186)	$(6)	$(959)

(a)Includes income tax provision (benefit) allocated to AOCL as follows $14 million, $(1) million, $1 million and $14 million, respectively.
(b)Income tax provision (benefit) for both the three and six months ended June 30, 2026 and 2025 were not material. Pension and postretirement costs presented are primarily classified in other expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the three and six months ended June 30, 2026 and 2025 were not material for any of the periods presented.

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Global Productivity Plan

Building on the Company’s turnaround strategy, the Company announced a global productivity plan (the “Productivity Plan”) in December 2025 to further simplify processes, streamline overhead and redirect resources to the higher-value activities. As part of the Productivity Plan, the Company will reduce its global workforce by over 900 employees primarily within professional and clerical functions, with limited impact on manufacturing or supply chain operations. Professional and clerical employee separations in the U.S. were mostly executed by the end of 2025, with international actions expected to occur in 2026, subject to applicable local law and consultation requirements. In addition, the Company closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026 as part of a retail optimization initiative aligned with modern consumer shopping behaviors and the Company's multi-channel strategy. The Company expects to record $75 million to $90 million of restructuring and restructuring-related charges in connection with the Productivity Plan, primarily for severance and associated costs, with most of the charges to be recognized by the end of 2026.

In connection with the Productivity Plan, the Company recorded restructuring and restructuring-related costs for the periods indicated as follows (in millions):

	Three Months Ended	Six Months Ended	Incurred since inception
	June 30, 2026
Restructuring costs	$9	$15	$50
Restructuring-related costs	1	1	6
Total	$10	$16	$56

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

The Company recorded restructuring costs, net and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring costs	$1	$6	$2	$17
Restructuring-related costs	—	6	1	20
Total	$1	$12	$3	$37

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$2	$1	$4	$2
Learning and Development	1	—	2	1
Outdoor and Recreation	1	1	1	2
Corporate	6	4	10	12
	$10	$6	$17	$17

Accrued restructuring costs related to all restructuring activities for the six months ended June 30, 2026 were as follows (in millions):

Balance at December 31, 2025	$34
Restructuring costs, net	17
Payments	(31)
Balance at June 30, 2026	$20

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials and supplies	$194	$165
Work-in-process	148	159
Finished products	1,149	957
	$1,491	$1,281

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	June 30, 2026	December 31, 2025
Land	$67	$68
Buildings and improvements	544	543
Machinery and equipment	1,666	1,642
	2,277	2,253
Less: Accumulated depreciation	(1,102)	(1,044)
	$1,175	$1,209

Depreciation expense was $47 million for each of the three months ended June 30, 2026 and 2025 and $93 million and $90 million for the six months ended June 30, 2026 and 2025, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the six months ended June 30, 2026 is as follows (in millions):

			June 30, 2026
Segments	Net Book Value at December 31, 2025	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,354	(15)	2,339	3,426	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,101	$(15)	$3,086	$8,266	$(5,180)

Other intangible assets, net, are comprised of the following (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (a)	$441	$—	$441	$553	$—	$553
Tradenames — other (a)	599	(169)	430	537	(186)	351
Capitalized software	225	(110)	115	212	(95)	117
Customer relationships and distributor channels	1,014	(422)	592	1,013	(400)	613
	$2,279	$(701)	$1,578	$2,315	$(681)	$1,634

(a)During the first quarter of 2026, the Company concluded that certain tradenames with aggregate carrying values of $107 million no longer qualified as indefinite‑lived intangibles. The tradenames were assigned estimated useful lives of 15 years. The financial statement impact associated to such change will not be material to the Company’s Condensed Consolidated Statement of Operations.

Amortization expense for intangible assets was $31 million and $32 million for the three months ended June 30, 2026 and 2025, respectively and $64 million for each of the six months ended June 30, 2026 and 2025.

Footnote 7 — Supplemental Balance Sheet Information
Prepaid expenses and other current assets are comprised of the following (in millions):

	June 30, 2026	December 31, 2025
Other receivables (a)	$285	$102
Prepaid expenses	93	76
Restricted cash	24	17
Other	81	42
	$483	$237
(a)Balance at June 30, 2026 includes the IEEPA Tariffs refund. See Footnote 14 for additional information.
Other accrued liabilities are comprised of the following (in millions):

	June 30, 2026	December 31, 2025
Customer accruals	$532	$616
Accrued compensation	166	168
Operating lease liabilities	114	113
Other	552	567
	$1,364	$1,464

Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	June 30, 2026	December 31, 2025
6.375% senior notes due 2027	$494	$497
8.500% senior notes due 2028	1,241	1,239
6.625% senior notes due 2029	485	492
6.375% senior notes due 2030	743	743
6.625% senior notes due 2032	495	495
5.375% senior notes due 2036	418	417
5.500% senior notes due 2046	658	658
Revolving credit facility (a)	470	130
Other debt	2	2
Total debt	5,006	4,673
Short-term debt and current portion of long-term debt	(470)	(130)
Long-term debt	$4,536	$4,543
(a)Included in short-term debt and current portion of long-term debt at June 30, 2026 and December 31, 2025.

Revolving Credit Facility

Through July 30, 2026 the Company maintained a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company could borrow funds on a variety of interest terms. The Credit Revolver agreement (i) required the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) required the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) required the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations.

Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver was subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At June 30, 2026, there was $969 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provided for the issuance of up to $150 million of letters of credit, so long as there was sufficient availability for borrowing under the Credit Revolver. At June 30, 2026, the Company had approximately $48 million of outstanding standby letters of credit issued against the Credit Revolver and $470 million of outstanding borrowings under the Credit Revolver, resulting in a net availability of approximately $451 million.

See Footnote 15 for information on the refinance and replacement of the Credit Revolver with the New ABL Credit Agreement (as defined hereafter).

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, with the 8.500% notes due 2028, 6.375% notes due 2030 and 6.625% notes due 2032 containing additional covenants as described in Footnote 8 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K, filed on February 13, 2026.

Weighted average interest rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total debt	6.8%	6.3%	6.8%	6.2%
Short-term debt	5.8%	6.6%	5.9%	6.8%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,642	$4,534	$4,493	$4,541

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

At June 30, 2026, the Company had approximately $1.00 billion notional amount of interest rate swaps due September 2027 and September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.375% senior notes due 2027 and the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

Cross-Currency Contracts

The Company uses cross-currency swaps to hedge foreign currency risk on certain financing arrangements. These swaps mature on dates ranging from November 2026 to September 2029, with an aggregate notional amount of $2.11 billion.

Cross-currency swaps totaling $1.97 billion were designated as net investment hedges of the Company’s foreign currency exposure of its net investment in certain Euro-functional currency subsidiaries with Euro-denominated net assets. Under the terms of the swaps, the Company pays fixed or floating interest in Euros and receives fixed or floating interest in U.S. dollar. The Company has elected the spot method to assess hedge effectiveness. During the first and second quarters of 2026, the Company partially undesignated one cross-currency swap prior to its September 2027 maturity. The swaps had notional amounts of approximately $112 million and $47 million, respectively.

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

During the three months ended June 30, 2026 and 2025, the Company recognized income of $6 million and $8 million, respectively and during the six months ended June 30, 2026 and 2025, recognized income of $13 million and $17 million respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through June 2027. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At June 30, 2026, the Company had outstanding forward foreign currency contracts with notional amount of approximately $261 million that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2026, the Company had approximately $1.07 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through June 2027. Fair market value gains or losses are included in the results of operations and are classified in other expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements of Derivative Instruments

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument, with the exception of cross-currency swaps included in other noncurrent liabilities. At June 30, 2026, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $18 million, $52 million and $168 million (including cross-currency swaps of $156 million), respectively. At December 31, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $13 million, $68 million, and $196 million (including cross-currency swaps of $192 million), respectively. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at June 30, 2026 and December 31, 2025.

Gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges and recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for cross-currency swaps. For the three months ended June 30, 2026 and 2025, the Company recognized gain of $21 million and loss of $201 million, respectively, related to its cross-currency swaps, and for the six months ended June 30, 2026 and 2025, recognized a gain of $61 million and loss of $289 million, respectively.

The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At June 30, 2026, net deferred losses to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates for the three months ended June 30, 2026 and 2025 were a provision of 45.6% and 35.2%, respectively, and for the six months ended June 30, 2026 and 2025 were provision of 45.5% and

43.8%, respectively, reflecting a year-over-year increase in forecasted pretax book income combined with a decrease in income tax benefits.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and six months ended June 30, 2026 and 2025 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and six months ended June 30, 2026 were impacted by certain discrete items. Income tax expense for the three months ended June 30, 2026 included a discrete expense of $24 million, primarily attributable to the tax effect of IEEPA Tariffs refund recognized during the quarter related to amounts previously expensed in 2025.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2011 and for 2016. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2016. During the second quarter of 2026, the Company received notification from the Internal Revenue Service (“IRS”) of its intent to examine the Company's federal income tax returns for tax years 2021 through 2024.

Other Matters

In July 2024, the Company filed a petition in the U.S. Tax Court disputing a proposed assessment by the IRS of $80 million in additional taxes and approximately $34 million in penalties plus additional interest to be calculated upon final settlement, related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 through 2015. The Company believes it has recorded adequate reserves for any adjustments that may ultimately result. However, if the IRS were to prevail and the final assessment of additional tax, interest and penalties exceeds the Company's current reserves, such outcome could have a material adverse effect on the Company’s financial position and results of operations.

Footnote 11 — Weighted Average Shares Outstanding

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	425.2	417.8	423.4	417.3
Dilutive securities	5.0	3.1	6.6	4.5
Diluted weighted-average shares outstanding	430.2	420.9	430.0	421.8

At June 30, 2026 and 2025, there were no potentially dilutive share awards with performance-based targets that were not met.

The computation of diluted weighted-average shares outstanding excludes approximately 8.6 million and 11.5 million potential common shares for the three and six months ended June 30, 2026, respectively and approximately 18.4 million and 12.6 million potential common shares for the three and six months ended June 30, 2025, respectively, as their effect would have been anti-dilutive.

Footnote 12 — Share-Based Compensation

During the six months ended June 30, 2026, primarily in connection with its annual grant, the Company granted 3.2 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $15 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest approximately at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the six months ended June 30, 2026, primarily in connection with its annual grant, the Company also granted 9.6 million time-based RSUs with an aggregate grant date fair value of $44 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and generally vest in annual installments approximately over a three-year period, subject to continued employment.

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

The Company’s results by segment are as follows (in millions):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$1,994	$903	$851	$240	$1,935	$892	$809	$234
Cost of products sold	1,182	627	380	175	1,250	637	442	171
Segment SG&A	447	225	162	60	449	230	165	54
Other segment costs (b)	4	2	1	1	2	1	—	1
Segment operating income	$361	$49	$308	$4	$234	$24	$202	$8
Corporate expenses (c)	78				63
Operating income	$283				$171
Interest expense, net	87				82
Loss on extinguishment and modification of debt	—				13
Other expense, net	1				5
Income before income taxes	$195				$71

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$3,543	$1,683	$1,445	$415	$3,501	$1,704	$1,381	$416
Cost of products sold	2,218	1,191	725	302	2,313	1,228	776	309
Segment SG&A	859	442	302	115	858	452	304	102
Other segment costs (b)	7	4	2	1	5	2	1	2
Segment operating income (loss)	$459	$46	$416	$(3)	$325	$22	$300	$3
Corporate expenses (c)	142				133
Operating income	$317				$192
Interest expense, net	171				154
Loss on extinguishment and modification of debt	—				13
Other expense, net	12				9
Income before income taxes	$134				$16

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

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$36	$38	$73	$71
Learning and Development	16	17	32	33
Outdoor and Recreation	8	8	15	15
Corporate	18	16	37	35
	$78	$79	$157	$154

Capital expenditures by segment are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$19	$22	$35	$36
Learning and Development	6	11	12	21
Outdoor and Recreation	5	6	9	9
Corporate	17	20	28	52
	$47	$59	$84	$118

Assets by segment are as follows at (in millions):

	June 30, 2026	December 31, 2025
Home and Commercial Solutions	$3,901	$3,771
Learning and Development	3,945	3,797
Outdoor and Recreation	558	495
Corporate	2,657	2,652
	$11,061	$10,715

The following table disaggregates net sales(a) by major product grouping for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial	$327	$332	$624	$645
Kitchen	457	439	827	815
Home Fragrance	119	121	232	244
Home and Commercial Solutions	903	892	1,683	1,704

Baby	264	238	516	476
Writing	587	571	929	905
Learning and Development	851	809	1,445	1,381

Outdoor and Recreation	240	234	415	416

	$1,994	$1,935	$3,543	$3,501

The following table disaggregates net sales(a) by geography(b) for the periods indicated (in millions):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$553	$350	$903	$554	$338	$892
Learning and Development	673	178	851	622	187	809
Outdoor and Recreation	114	126	240	107	127	234
	$1,340	$654	$1,994	$1,283	$652	$1,935

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,034	$649	$1,683	$1,064	$640	$1,704
Learning and Development	1,104	341	1,445	1,040	341	1,381
Outdoor and Recreation	197	218	415	199	217	416
	$2,335	$1,208	$3,543	$2,303	$1,198	$3,501

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

The Company’s estimate of environmental remediation costs associated with these matters at June 30, 2026 was $31 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

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

Tariff Matters

On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the imposition of tariffs, invalidating tariffs imposed under that statute in 2025 and early 2026 (“IEEPA Tariffs”). The ruling, however, did not address the availability, timing or mechanics of potential refunds. On March 4, 2026, the U.S. Court of International Trade (“CIT”) directed U.S. Customs and Border Protection (“CBP”) to facilitate refunds of IEEPA Tariffs. Subsequently, CBP commenced development of a process to facilitate the refund of previously paid IEEPA Tariffs, including applicable interest. Since the invalidation of the IEEPA Tariffs, the U.S. presidential administration has imposed additional new tariffs affecting the Company on a temporary basis under Section 122 of the Trade Act of 1974 and on a long-term basis under Section 301 of the Trade Act of 1974 and has also proposed the imposition of additional tariffs under Section 301.

The Company paid approximately $120 million and $20 million of IEEPA Tariffs during 2025 and 2026, respectively. The Company evaluated the probability and recoverability of IEEPA Tariffs previously paid and concluded that recovery was probable. Accordingly, during the second quarter of 2026, the Company recorded a receivable for the amounts previously paid, representing its best estimate of the expected refund for IEEPA Tariffs, with a corresponding reduction primarily to cost of products sold. During the second quarter of 2026, the Company recorded a pretax benefit of approximately $100 million related to IEEPA Tariffs expensed in the Company's Condensed Consolidated Statement of Operations in 2025 and a $38 million pretax benefit related to IEEPA Tariffs expensed in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2026 (including $26 million expensed during the first quarter of 2026). The aggregate IEEPA Tariffs receivable and an immaterial amount of interest, were recorded within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2026. See Footnote 7 for additional information.

The Company has been named as a defendant in two putative class action lawsuits filed on May 22, 2026 and July 6, 2026 in the United States District Court for the Northern District of Georgia, alleging that the Company received windfall profits due to price increases taken in response to the invalidated IEEPA Tariffs and seeking a return of the above described IEEPA Tariff refund to affected consumers. The Company intends to vigorously defend this litigation.

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

At June 30, 2026, the Company had approximately $59 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 15 — Subsequent Event

On July 30, 2026 (the “Closing Date”), the Company, Newell Brands Ireland Services DAC, as a subsidiary borrower, and certain domestic and foreign subsidiary guarantors (the “New Guarantors”), entered into a five-year asset-based revolving facility (the “New ABL Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., as administrative agent, pursuant to an ABL credit agreement governing the New ABL Credit Facility (the “New ABL Credit Agreement”). The New ABL Credit Agreement provides for the New ABL Credit Facility in the amount of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property. The New ABL Credit Agreement also includes an uncommitted accordion feature whereby the Company can request certain lenders to increase commitments under the New ABL Credit Facility by an aggregate amount not to exceed $500 million subject to certain conditions. Borrowings under the New ABL Credit Agreement may be used for working capital needs and other general corporate purposes, including, on the Closing Date, the repayment and replacement of the Credit Revolver. On the Closing Date, the Company incurred $490 million of borrowings and used $490 million of such borrowings under the New ABL Credit Agreement to repay borrowings under and refinance and replace the Credit Revolver.

The New ABL Credit Agreement (i) requires the Company to satisfy a Consolidated Fixed Charge Coverage Ratio (as defined in the New ABL Credit Agreement) if borrowings exceed certain levels relative to capacity on each date during certain compliance testing periods and (ii) requires the Company and the New Guarantors to grant a lien and security interest in certain assets consisting of, without limitation, deposit accounts, accounts receivable, inventory, equipment, intellectual property and certain other assets related to the foregoing in Eligible Jurisdictions (as defined in the New ABL Credit Agreement).

The New ABL Credit Facility matures on the earlier of (i) July 30, 2031, as such date may be extended in accordance with the New ABL Credit Agreement, and (ii) solely to the extent that any indebtedness in an aggregate principal amount of $125 million or more (“Material Indebtedness”) is outstanding as of the 91st day prior to the then earliest scheduled maturity date of such Material Indebtedness and each day thereafter until and including the scheduled maturity date of such Material Indebtedness, the date that is 91 days prior to the then-stated maturity date of such Material Indebtedness.

In addition to outstanding borrowings under the New ABL Credit Facility, availability under the New ABL Credit Facility is subject to change in accordance with the terms of the New ABL Credit Agreement, including in response to changes in the Company’s borrowing base or outstanding letters of credit under the New ABL Credit Facility. At the Closing Date, there was $754 million of availability under the New ABL Credit Facility, based on the borrowing base and prior to giving effect to outstanding borrowings and letters of credit. The New ABL Credit Facility provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the New ABL Credit Facility. As of the Closing Date, the Company had approximately $48 million of outstanding standby letters of credit issued against the New ABL Credit Facility and $490 million of outstanding borrowings under the New ABL Credit Facility, resulting in a net availability of approximately $216 million.

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
•risks related to the Company’s substantial indebtedness and current leverage profile, ability to refinance upcoming bond maturities on favorable terms or at all, and potential increases in interest rates or changes in the Company’s credit ratings including the failure to maintain financial covenants which if breached could subject us to cross-default and acceleration provisions in our debt documents;
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
•changes in the prices and availability of labor, transportation, raw materials and sourced products, including significant inflation, and oil price volatility, and the Company’s ability to offset cost increases through pricing and productivity in a timely manner;
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

Business Strategy

The Company continues to execute the strategic priorities identified through its 2023 comprehensive capability assessment. These priorities, grounded in defined “where to play” and “how to win” choices, are intended to drive sustainable improvement in revenue performance, margins and cash flow through a redesigned operating model, targeted talent investments and a renewed culture.

The Company remains in the execution phase of its multi‑year transformation. The Company believes that actions taken during 2025 strengthened foundational capabilities across innovation, brand building, productivity and commercial execution, and the Company expects the benefits of these initiatives to continue to phase in over time.
Execution of the Company’s strategy continues amid a dynamic operating environment, including shifting consumer preferences, heightened competitive intensity, changes in retailer inventory and promotional behavior, increased adoption of digital and artificial intelligence‑enabled tools, macroeconomic and geopolitical volatility, cumulative inflationary pressures on consumers, rising oil and other raw material prices, tariffs imposed by the U.S. in 2025 and early 2026 as well as other countries’ related retaliatory actions, and an evolving regulatory landscape. The Company continues to deploy mitigation actions, including pricing optimization, productivity initiatives and strategic manufacturing relocations, where appropriate.

The Company’s operating focus remains on disciplined execution of its key priorities, including driving top‑line improvement over time through product and commercial innovation and brand investment; protecting margins through productivity, procurement savings, overhead management and disciplined reinvestment; further deleveraging the balance sheet; improving cash flow and balance sheet strength through working capital management and capital allocation; and enhancing commercial and operational execution through complexity reduction, technology standardization, Enterprise Resource Planning System (ERP) consolidation, stock-keeping unit (SKU) rationalization and supply chain optimization.

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

Recent Developments

Update on Tariffs and Geopolitical Conflicts

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act does not authorize the imposition of tariffs, invalidating tariffs imposed under that statute in 2025 and early 2026 (the “IEEPA Tariffs”). The ruling, however, did not address the availability, timing or mechanics of potential refunds. On March 4, 2026, the U.S. Court of International Trade (the “CIT”) directed U.S. Customs and Border Protection (the “CBP”) to facilitate refunds of IEEPA Tariffs. Subsequently, CBP commenced development of a process to facilitate the refund of previously paid IEEPA Tariffs, including applicable interest. Since the invalidation of the IEEPA Tariffs, the U.S. presidential administration has imposed additional new tariffs affecting the Company on a temporary basis under Section 122 of the Trade Act of 1974 and on a long-term basis under Section 301 of the Trade Act of 1974, and has also proposed the imposition of additional tariffs under Section 301.

The Company paid approximately $120 million and $20 million of IEEPA Tariffs during 2025 and 2026, respectively. The Company evaluated the probability and recoverability of IEEPA Tariffs previously paid and concluded that recovery was probable. Accordingly, during the second quarter of 2026, the Company recorded a receivable for the amounts previously paid, representing its best estimate of the expected refund for IEEPA Tariffs, with a corresponding reduction primarily to cost of products sold. During the second quarter of 2026, the Company recorded a pretax benefit of approximately $100 million related to IEEPA Tariffs expensed in the Company's Condensed Consolidated Statement of Operations in 2025 and a $38 million pretax benefit related to IEEPA Tariffs expensed in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2026 (including $26 million expensed during the first quarter of 2026).The aggregate IEEPA Tariffs receivable and an immaterial amount of interest, were recorded within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of June 30, 2026. See Footnote 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Global economic conditions continue to be adversely affected by ongoing geopolitical conflicts, including the Russia‑Ukraine and the Middle East conflicts. The Company has experienced increased costs for raw materials, transportation, energy, and commodity costs, driven in part by elevated fuel prices and global macroeconomic pressures. The continuation or escalation of geopolitical tensions, including expanded trade restrictions, sanctions, or other barriers to global trade, could adversely affect the Company by disrupting its supply chain (including changes in prices and availability of transportation, raw materials and sourced products), reducing consumer demand, increasing volatility in foreign exchange rates and financial markets, and contributing to localized or global economic downturns.

The Company continues to operate in a highly uncertain trade environment. Uncertainty remains regarding the potential long-term replacement of the IEEPA Tariffs and the scope and duration of any such replacement tariffs and other U.S. tariffs, as well as the risk of retaliatory actions by other countries and the evolving legal landscape. Changes in trade policy, related legal challenges and geopolitical responses could adversely affect the Company’s costs, supply chain, operating results and financial condition.

See “Results of Operations” and Footnotes 1 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Credit Revolver Refinancing

On July 30, 2026 (the “Closing Date”), the Company, Newell Brands Ireland Services DAC, as a subsidiary borrower, and certain domestic and foreign subsidiary guarantors entered into a five-year asset-based revolving facility (the “New ABL Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., as administrative agent, pursuant to an ABL credit agreement governing the New ABL Credit Facility (the “New ABL Credit Agreement”). The New ABL Credit Agreement provides for the New ABL Credit Facility in the amount of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property. The New ABL Credit Agreement also includes an uncommitted accordion feature whereby the Company can request certain lenders to increase commitments under the New ABL Credit Facility by an aggregate amount not to exceed $500 million, subject to certain conditions. Borrowings under the New ABL Credit Agreement may be used for working capital needs and other general corporate purposes, including, on the Closing Date, the repayment and replacement of the Credit Revolver (defined hereafter). On the Closing Date, the Company incurred $490 million of borrowings and used $490 million of such borrowings under the New ABL Credit Agreement to repay borrowings under and refinance and replace the Credit Revolver. See Footnotes 8 and 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Results of Operations

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

Consolidated Operating Results

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,994	$1,935	$59	3.0%
Gross profit	812	685	127	18.5%
Gross margin	40.7%	35.4%

Operating income	283	171	112	65.5%
Operating margin	14.2%	8.8%

Interest expense, net	87	82	5	6.1%
Loss on extinguishment and modification of debt	—	13	(13)	(100.0)%
Other expense, net	1	5	(4)	(80.0)%
Income before income taxes	195	71	124	NM

Income tax provision	89	25	64	NM
Income tax rate	45.6%	35.2%

Net income	$106	$46	$60	NM

Diluted earnings per share	$0.25	$0.11
NM - NOT MEANINGFUL

Net sales for the three months ended June 30, 2026 increased approximately 3%. Net sales were favorably impacted by contributions from launches of product innovation, distribution gains and stronger demand in certain markets. These favorable factors were partially offset by soft international demand. Changes in foreign currency favorably impacted net sales by $20 million, or 1%.

Gross profit increased by approximately $127 million, or 19% compared to the prior year. Gross margin improved to 40.7% as compared with 35.4% in the prior year, reflecting the recognition of a refund of approximately $100 million and $26 million related to IEEPA Tariffs that were expensed in 2025 and the first quarter of 2026, respectively. Gross profit also benefited from an increase in net sales and gross productivity that slightly more than offset inflationary pressures.

Notable items, other than those noted above, impacting operating income for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended June 30,
	2026	2025
Restructuring and restructuring-related costs (a) (b)	$11	$12
Transaction costs and other (c)	6	2
	$17	$14

(a)See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(b)Restructuring-related costs reported in cost of sales for the three months ended June 30, 2026 was $1 million, primarily related to facility closures associated with previously announced but substantially completed restructuring activities. For the three months ended June 30, 2025, restructuring-related costs reported in cost of products sold and selling, general and administrative expense (“SG&A”) were $1 million and $5 million, respectively, and primarily related to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities.
(c)Transaction and other costs for the three months ended June 30, 2026 primarily related to expenses for certain legal proceedings and completed divestitures. Transaction and other costs for the three months ended June 30, 2025 primarily related to hyperinflationary currency movements.

Operating income was $283 million, compared to $171 million in the prior year period. The improvement primarily reflects the factors that contributed to the $127 million increase in gross profit, savings from restructuring actions related to the Productivity Plan, and lower consulting and other professional service costs. These favorable impacts were partially offset by a $17 million increase in incentive compensation primarily due to improved performance relative to targets under the Company’s Management Bonus Plan and a $9 million increase in advertising and promotion spending to support new market entry initiatives and new product launches.

Interest expense, net increased by $5 million due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended June 30, 2026 and 2025 were approximately 6.8% and 6.3%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for three months ended June 30, 2026 and 2025 includes the following items (in millions):

	Three Months Ended June 30,
	2026	2025
Foreign exchange losses, net	$2	$1
Discount on factored receivables	6	7
Other, net	(7)	(3)
	$1	$5

The income tax provision for the three months ended June 30, 2026 was $89 million, compared to $25 million for the three months ended June 30, 2025. The Company’s effective income tax rates for the three months ended June 30, 2026 and 2025 were 45.6% and 35.2%, respectively. The income tax provision for the three months ended June 30, 2026 was impacted by certain discrete items, including a $24 million discrete tax expense, primarily attributable to the tax effect of the IEEPA Tariff refund recognized during the quarter for amounts previously expensed in 2025. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$903	$892	$11	1.2%
Operating income	49	24	25	NM
Operating margin	5.4%	2.7%
NM - NOT MEANINGFUL

H&CS net sales for the three months ended June 30, 2026 increased approximately 1%, reflecting contributions from launches of product innovations, modest recovery in the Kitchen business and favorable order timing, as retailers shifted orders from first quarter to second quarter of 2026, primarily in connection with key reset events. These were largely offset by soft international demand. Changes in foreign currency also favorably impacted net sales by $18 million, or approximately 2%.

Operating income for the three months ended June 30, 2026 was $49 million as compared to $24 million in the prior year, reflecting the recording of a refund of approximately $30 million and $11 million associated with IEEPA Tariffs expensed in 2025 and the first quarter of 2026, respectively. In addition, higher advertising and promotion expense, which increased by approximately $7 million, to support product launches and inflationary pressures, more than offset benefits from productivity and savings from restructuring actions.

Learning and Development

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$851	$809	$42	5.2%
Operating income	308	202	106	52.5%
Operating margin	36.2%	25.0%

L&D net sales for the three months ended June 30, 2026 increased approximately 5%. Net sales increased in both the Baby and the Writing businesses. The increase in the Baby business was primarily driven by contributions from launches of product innovation and improved replenishment orders from major retailers. The increase in the Writing business was due to contributions from launches of product innovations and net distribution gains. Changes in foreign currency favorably impacted net sales by $3 million, or approximately less than 1%.

Operating income for the three months ended June 30, 2026 increased to $308 million as compared to $202 million in the prior-year period, reflecting the recording of a refund of approximately $63 million and $14 million associated with IEEPA Tariffs expensed in 2025 and the first quarter of 2026, respectively. The improvement in operating results was also due to higher net sales and gross productivity. These favorable factors were partially offset by inflationary pressures.

Outdoor and Recreation

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$240	$234	$6	2.6%
Operating income	4	8	(4)	(50.0)%
Operating margin	1.7%	3.4%

O&R net sales for the three months ended June 30, 2026 increased approximately 3%, mainly reflecting contributions from launches of product innovations and net distribution gains. The impact of changes in foreign currency to net sales was immaterial.

Operating income for the three months ended June 30, 2026 was $4 million as compared to $8 million in the prior-year period. The decrease primarily reflects a $4 million increase in advertising and promotion spending to support new market entry initiatives and new product launches. Operating income benefited from the recording of a refund of approximately $7 million associated with IEEPA Tariffs expensed in 2025, which was partially offset by inflationary pressures.

Results of Operations

Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

Consolidated Operating Results

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$3,543	$3,501	$42	1.2%
Gross profit	1,325	1,188	137	11.5%
Gross margin	37.4%	33.9%

Operating income	317	192	125	65.1%
Operating margin	8.9%	5.5%

Interest expense, net	171	154	17	11.0%
Loss on extinguishment and modification of debt	—	13	(13)	(100.0)%
Other expense, net	12	9	3	33.3%
Income before income taxes	134	16	118	NM

Income tax provision	61	7	54	NM
Income tax rate	45.5%	43.8%

Net income	$73	$9	$64	NM
Diluted earnings per share	$0.17	$0.02
NM - NOT MEANINGFUL

Net sales for the six months ended June 30, 2026 increased approximately 1%. Net sales were favorably impacted by launches of product innovations across all segments, stronger demand in certain markets and favorable net pricing including a $25 million contribution from a refinement of estimates related to customer programs, reflecting better claims experience and improved deduction management. These favorable factors were offset by soft international demand. Changes in foreign currency favorably impacted net sales by $62 million, or 2%.

Gross profit increased by approximately $137 million, or 12% compared to the prior year. Gross margin improved to 37.4% as compared with 33.9% in the prior year, reflecting the recognition of a refund of approximately $100 million related to IEEPA Tariffs that were expensed in 2025. Gross profit was also favorably impacted by net pricing actions including the $25 million contribution related to customer programs discussed above and gross productivity, which were partially offset by inflationary pressures. Changes in foreign currency exchange rates favorably impacted gross profit by $11 million, approximately 1%.

Notable items, other than those noted above, impacting operating income for the six months ended June 30, 2026 and 2025 were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Restructuring and restructuring-related costs (a) (b)	$19	$37
Transaction costs and other (c)	14	4
	$33	$41

(a)See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(b)Restructuring-related costs reported in cost of sales and SG&A for the six months ended June 30, 2026 was $1 million each, primarily related to facility closures associated various discrete initiatives. For the six months ended June 30, 2025, restructuring-related costs reported in cost of products sold and SG&A were $4 million and $16 million, respectively, and primarily related to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities.
(c)Transaction and other costs for the six months ended June 30, 2026 primarily related to expense for certain legal proceedings and completed divestitures. Transaction and other costs for the six months ended June 30, 2025 primarily related to hyperinflationary currency movements.

Operating income was $317 million, compared to $192 million in the prior year period. The improvement primarily reflects the factors that contributed to $137 million increase in gross profit, savings from restructuring actions related to the Productivity Plan, and lower consulting and other professional service costs. These favorable impacts were partially offset by a $17 million increase in incentive compensation primarily due to improved performance relative to targets under the Company’s Management Bonus Plan and a $14 million increase in advertising and promotion spending to support new market entry initiatives and new product launches.

Interest expense, net increased by $17 million due to higher interest rates and lower interest income. The weighted average interest rates for the six months ended June 30, 2026 and 2025 were approximately 6.8% and 6.2%, respectively. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Other expense, net for six months ended June 30, 2026 and 2025 includes the following items (in millions):

	Six Months Ended June 30,
	2026	2025
Foreign exchange losses, net	$10	$2
Discount on factored receivables	11	13
Other, net	(9)	(6)
	$12	$9

The income tax provision for the six months ended June 30, 2026 was $61 million, compared to $7 million for the six months ended June 30, 2025. The Company’s effective income tax rates for the six months ended June 30, 2026 and 2025 were 45.5% and 43.8% respectively. The income tax provision for the six months ended June 30, 2026 was impacted by certain discrete items, including a $24 million discrete tax expense primarily attributable to the tax effect of IEEPA Tariff refund recognized during the quarter, for amounts previously expensed in 2025. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,683	$1,704	$(21)	(1.2)%
Operating income	46	22	24	NM
Operating margin	2.7%	1.3%
NM - NOT MEANINGFUL

H&CS net sales for the six months ended June 30, 2026 decreased approximately 1%, reflecting soft demand in the Commercial and Home Fragrance businesses. These factors were partially offset by product innovation launches, modest recovery in the Kitchen business and favorable net pricing including a $17 million contribution from a refinement of estimates related to customer programs. Changes in foreign currency favorably impacted net sales by $44 million, or approximately 3%.

Operating income for the six months ended June 30, 2026 was $46 million as compared to $22 million in the prior year, reflecting the recording of a refund of approximately $30 million associated with IEEPA Tariffs expensed in 2025. In addition, operating income also increased due to net pricing actions, including the $17 million contribution related to customer programs discussed above, gross productivity and savings from restructuring actions. These favorable factors were partially offset by inflationary pressures and higher advertising and promotion expense, which increased by approximately $5 million to support product launches.

Learning and Development

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,445	$1,381	$64	4.6%
Operating income	416	300	116	38.7%
Operating margin	28.8%	21.7%

L&D net sales for the six months ended June 30, 2026 increased approximately 5%. Net sales increased in both the Baby and the Writing businesses. The increase in the Baby business was primarily driven by contributions from launches of product innovation and distribution gains. The increase in the Writing business was due to contributions from launches of product innovations, net distribution gains and favorable net pricing including a $7 million contribution from a refinement of estimates related to customer programs. Changes in foreign currency favorably impacted net sales by $14 million, or approximately 1%.

Operating income for the six months ended June 30, 2026 increased to $416 million as compared to $300 million in the prior-year period, reflecting the recording of a refund of approximately $63 million associated with IEEPA Tariffs expensed in 2025. The improvement in operating results is also due to higher net sales, gross productivity and net pricing actions, including the $7 million contribution related to customer programs discussed above. These favorable factors were partially offset by inflationary pressures.

Outdoor and Recreation

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$415	$416	$(1)	(0.2)%
Operating income (loss)	(3)	3	(6)	NM
Operating margin	(0.7)%	0.7%

O&R net sales for the six months ended June 30, 2026 decreased slightly, reflecting soft demand, partially offset by favorable pricing and contributions from launches of product innovations. Changes in foreign currency favorably impacted net sales by $4 million, or approximately 1%.

Operating loss for the six months ended June 30, 2026 was $3 million as compared to operating income of $3 million in the prior-year period. The change in operating performance was attributable to an $8 million increase in advertising and promotion spending to support new market entry initiatives and new product launches. Operating income benefited from the recording of a refund of approximately $7 million associated with IEEPA Tariffs expensed in 2025, which was partially offset by inflationary pressures.

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

At June 30, 2026, the Company had cash and cash equivalents of approximately $209 million, of which approximately $144 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the six months ended June 30, 2026 and 2025 (in millions):

	2026	2025	Increase (Decrease)
Cash used in operating activities	$(204)	$(271)	$67
Cash used in investing activities	(66)	(92)	26
Cash provided by financing activities	283	382	(99)
Exchange rate effect on cash, cash equivalents and restricted cash	—	4	(4)
Increase in cash, cash equivalents and restricted cash	$13	$23	$(10)

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash used in operating activities reflects higher net income, favorable changes in working capital and lower incentive compensation payment, partially offset by higher restructuring payments.

Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to a $34 million decrease in capital expenditures offset by cash used for transactions related to certain hedging instruments.

Cash Flows from Financing Activities

The change in net cash provided by financing activities primarily reflected lower borrowings under the Credit Revolver (as defined hereafter) during the current period. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the Credit Revolver.

Capital Resources

Credit Revolver and New ABL Credit Facility

Through July 30, 2026 the Company maintained a $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. Under the Credit Revolver, the Company could borrow funds on a variety of interest terms. The Credit Revolver agreement (i) required the Company to satisfy financial covenants testing the Company’s Collateral Coverage Ratio and Total Net Leverage Ratio (each further defined in the Credit Revolver, as amended), (ii) required the Company and certain of its domestic and foreign subsidiaries (the “Guarantors”) to guaranty Company obligations under the Credit Revolver and (iii) required the Company and other Guarantors to grant a lien and security interest in certain assets consisting of eligible accounts receivables, eligible inventory, eligible equipment and eligible intellectual property, and all products and proceeds of the foregoing, subject to certain limitations.
Other than outstanding borrowings under the Credit Revolver, availability under the Credit Revolver was subject to change in accordance with the terms of the agreement, including in response to changes in the Company’s pledged collateral value or outstanding letters of credit under the Credit Revolver. At June 30, 2026, there was $969 million of availability under the Credit Revolver, based on the value of the pledged collateral and prior to giving effect to outstanding borrowings and letters of credit.

The Credit Revolver provided for the issuance of up to $150 million of letters of credit, so long as there was sufficient availability for borrowing under the Credit Revolver. At June 30, 2026, the Company had approximately $48 million of outstanding standby letters of credit issued against the Credit Revolver and $470 million of outstanding borrowings under the Credit Revolver, resulting in a net availability of approximately $451 million.

On the Closing Date, the Company, Newell Brands Ireland Services DAC, as a subsidiary borrower, and certain domestic and foreign subsidiary guarantors, entered into a five-year asset-based revolving facility with a syndicate of banks led by JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the ABL Credit Agreement governing the New ABL Credit Facility in the amount of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property, and incurred $490 million of borrowings and used $490 million of such borrowings under the New ABL Credit Agreement to repay borrowings under and refinance and replace the Credit Revolver.

The New ABL Credit Facility matures on the earlier of (i) July 30, 2031, as such date may be extended in accordance with the New ABL Credit Agreement, and (ii) solely to the extent that any indebtedness in an aggregate principal amount of $125 million or more (“Material Indebtedness”) is outstanding as of the 91st day prior to the then earliest scheduled maturity date of such Material Indebtedness and each day thereafter until and including the scheduled maturity date of such Material Indebtedness, the date that is 91 days prior to the then-stated maturity date of such Material Indebtedness.

In addition to outstanding borrowings under the New ABL Credit Facility, availability under the New ABL Credit Facility is subject to change in accordance with the terms of the New ABL Credit Agreement, including in response to changes in the Company’s borrowing base or outstanding letters of credit under the New ABL Credit Facility. At the Closing Date, there was $754 million of availability under the New ABL Credit Facility, based on the borrowing base and prior to giving effect to outstanding borrowings and letters of credit. The New ABL Credit Facility provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the New ABL Credit Facility. As of the Closing Date, the Company had approximately $48 million of outstanding standby letters of credit issued against the New ABL Credit Facility and $490 million of outstanding borrowings under the New ABL Credit Facility, resulting in a net availability of approximately $216 million.

See Footnotes 8 and 15 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The Company was in compliance with all of its debt covenants at June 30, 2026.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended June 30, 2026:

Calendar Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—	$—
May	143,491	3.84	—	—
June	55,012	3.39	—	—
Total	198,503	$3.72	—
(a)Shares purchased during the three months ended June 30, 2026 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 10 — MATERIAL CONTRACTS
10.1*	Newell Brands Inc. 2026 Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement dated March 26, 2026, File No. 001-09608).
ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 32 — SECTION 1350 CERTIFICATIONS
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 101 — INTERACTIVE DATA FILE
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Represents management contracts and compensatory plans and arrangements.
† Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL BRANDS INC. Registrant

Date:	July 31, 2026	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	July 31, 2026	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer