Form 10-Q
period 2026-09-30
NEWELL BRANDS INC.
filed 2026-10-30
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
Commission File Number 1-9608

NEWELL BRANDS INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Concourse Parkway NE, 8th Floor,
Atlanta, Georgia 30328
(Address of principal executive offices, including zip code)
(770) 418-7000
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock outstanding (net of treasury shares) as of October 26, 2026: 426.0 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,873	$1,806	$5,416	$5,307
Cost of products sold	1,224	1,190	3,442	3,503
Gross profit	649	616	1,974	1,804
Selling, general and administrative expenses	508	492	1,499	1,471
Restructuring costs, net	13	5	30	22
Impairment of goodwill, intangibles and other assets	101	—	101	—
Operating income	27	119	344	311
Non-operating expenses:
Interest expense, net	86	83	257	237
Loss on extinguishment of debt	16	—	16	13
Other (income) expense, net	17	(6)	29	3
Income (loss) before income taxes	(92)	42	42	58
Income tax provision (benefit)	(11)	21	50	28
Net income (loss)	$(81)	$21	$(8)	$30

Weighted average common shares outstanding:
Basic	425.9	419.1	424.2	417.9
Diluted	425.9	423.5	424.2	422.4

Earnings (loss) per share:
Basic	$(0.19)	$0.05	$(0.02)	$0.07
Diluted	$(0.19)	$0.05	$(0.02)	$0.07

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(81)	$21	$(8)	$30
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	1	17	(17)
Pension and postretirement costs	13	1	22	2
Derivative financial instruments	(1)	4	5	(12)
Total other comprehensive income (loss), net of tax	13	6	44	(27)
Total comprehensive income (loss)	$(68)	$27	$36	$3
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$249	$203
Accounts receivable, net	980	987
Inventories	1,596	1,281
Prepaid expenses and other current assets	529	237
Total current assets	3,354	2,708
Property, plant and equipment, net	1,156	1,209
Operating lease assets	437	453
Goodwill	3,082	3,101
Other intangible assets, net	1,453	1,634
Deferred income taxes	792	825
Other assets	654	785
Total assets	$10,928	$10,715

Liabilities:
Accounts payable	$1,121	$931
Other accrued liabilities	1,518	1,464
Short-term debt and current portion of long-term debt	—	130
Total current liabilities	2,639	2,525
Long-term debt	4,841	4,543
Deferred income taxes	7	50
Operating lease liabilities	411	433
Other noncurrent liabilities	666	773
Total liabilities	8,564	8,324
Commitments and contingencies (Footnote 14)
Stockholders’ equity:
Preferred stock (10.0 authorized shares, $1.00 par value, no shares issued at September 30, 2026 and December 31, 2025)	—	—
Common stock (800.0 authorized shares, $1.00 par value, 458.2 shares and 447.1 shares issued at September 30, 2026 and December 31, 2025, respectively)	458	447
Treasury stock, at cost (32.2 shares and 27.9 shares at September 30, 2026 and December 31, 2025, respectively)	(664)	(644)
Additional paid-in capital	6,751	6,805
Retained deficit	(3,235)	(3,227)
Accumulated other comprehensive loss	(946)	(990)
Total stockholders’ equity	2,364	2,391
Total liabilities and stockholders’ equity	$10,928	$10,715
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(8)	$30
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	234	231
Impairment of goodwill, intangibles and other assets	101	—
Deferred income taxes	(39)	16
Stock based compensation expense	50	46
Pension settlement charge	26	—
Other, net	13	(13)
Changes in operating accounts:
Accounts receivable	2	(13)
Inventories	(320)	(2)
Prepaid expenses and other current assets	(159)	13
Accounts payable	196	(14)
Accrued liabilities and other, net	(3)	(191)
Net cash provided by operating activities	93	103
Cash flows from investing activities:
Capital expenditures	(131)	(177)
Proceeds from settlement of swaps	16	25
Proceeds from life insurance policies	133	24
Purchases of investment securities	(109)	(16)
Other investing activities, net	(21)	29
Net cash used in investing activities	(112)	(115)
Cash flows from financing activities:
Proceeds from (payments on) short-term debt, net	(130)	150
Payments on current portion of long-term debt	—	(1,235)
Net proceeds from issuance of long-term debt and revolving credit facility	1,102	1,235
Payments on long-term debt and revolving credit facility	(795)	—
Cash dividends	(97)	(90)
Other financing activities, net	(4)	(1)
Net cash provided by financing activities	76	59
Exchange rate effect on cash, cash equivalents and restricted cash	(2)	3
Increase in cash, cash equivalents and restricted cash	55	50
Cash, cash equivalents and restricted cash at beginning of period	220	219
Cash, cash equivalents and restricted cash at end of period	$275	$269

Supplemental disclosures:
Restricted cash at beginning of period (Footnote 1)	$17	$21
Restricted cash at end of period (Footnote 1)	26	40
See Notes to Unaudited Condensed Consolidated Financial Statements.

NEWELL BRANDS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except per share amounts)

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2026	$457	$(662)	$6,769	$(3,154)	$(959)	$2,451
Comprehensive income (loss)	—	—	—	(81)	13	(68)
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	1	(2)	13	—	—	12
Balance at September 30, 2026	$458	$(664)	$6,751	$(3,235)	$(946)	$2,364

Balance at December 31, 2025	$447	$(644)	$6,805	$(3,227)	$(990)	$2,391
Comprehensive income (loss)	—	—	—	(8)	44	36
Dividends declared on common stock - $0.21 per share	—	—	(93)	—	—	(93)
Equity compensation, net of tax	11	(20)	39	—	—	30
Balance at September 30, 2026	$458	$(664)	$6,751	$(3,235)	$(946)	$2,364

	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2025	$445	$(640)	$6,834	$(2,933)	$(1,014)	$2,692
Comprehensive income	—	—	—	21	6	27
Dividends declared on common stock - $0.07 per share	—	—	(31)	—	—	(31)
Equity compensation, net of tax	2	(4)	11	—	—	9
Balance at September 30, 2025	$447	$(644)	$6,814	$(2,912)	$(1,008)	$2,697

Balance at December 31, 2024	$442	$(634)	$6,866	$(2,942)	$(981)	$2,751
Comprehensive income (loss)	—	—	—	30	(27)	3
Dividends declared on common stock - $0.21 per share	—	—	(93)	—	—	(93)
Equity compensation, net of tax	5	(10)	41	—	—	36
Balance at September 30, 2025	$447	$(644)	$6,814	$(2,912)	$(1,008)	$2,697

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

Use of Estimates and Risks

Management’s application of U.S. GAAP in preparing the Company’s condensed consolidated financial statements requires the pervasive use of estimates and assumptions. The Company continues to be impacted by uncertain macroeconomic conditions, including uneven global consumer demand and evolving consumer purchasing behavior, inflationary pressures, major retailers’ management of inventory levels, fluctuating interest rates, indirect macroeconomic impact from geopolitical conflicts as well as the effects of existing and potential changes in global trade policies, including tariffs and related retaliatory measures.

Despite the U.S. Supreme Court’s invalidation of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), the Company continues to operate in a highly uncertain trade environment. Uncertainty persists regarding the scope, rates and duration of existing and potential additional U.S. tariffs, including tariffs imposed under authorities other than IEEPA; the outcome and implementation of ongoing trade negotiations; the availability and duration of product-specific tariff exclusions; retaliatory measures by other countries and the potential for further escalation; and the evolving legal landscape. In addition, the Company continues to experience increases in resin and transportation costs, driven largely by higher oil prices in light of the ongoing conflict in the Middle East. The Company continues to consider mitigating actions to offset the impact of tariff exposure and inflation, including oil price volatility, which include pricing, productivity initiatives, sourcing diversification and in some cases relocation of manufacturing. These collective macroeconomic trends, the duration or severity of which are highly uncertain and some of which, such as the price of oil, are more volatile than others, are still changing the retail and consumer landscape and continue to negatively impact the Company’s operating results, cash flows and financial condition, and are to some degree expected to persist into the remainder of the year.

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

The Company's stock price has increased since its most recent annual impairment test, but the Company's market capitalization remained less than its consolidated stockholders' equity at September 30, 2026. As previously disclosed by the Company, the goodwill related to the Company’s Commercial reporting unit and certain indefinite-lived tradenames in its H&CS and L&D segments have fair values within 10% of their associated carrying values based on the most recent annual impairment test performed in the fourth quarter of fiscal year 2025. If there are further declines in macroeconomic conditions, or industry and market conditions that may impact the current and forecasted financial performance of each reporting unit, or if the Company experiences a significant sustained decline in the Company's share price, the Company may need to record non-cash impairment charges, which could be material, in future periods.

During the third quarter of 2026, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Commercial reporting unit, as well as the goodwill associated with the Commercial reporting unit, in the H&CS segment, as a result of a downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed quantitative impairment tests and determined that the indefinite-lived tradename in the H&CS segment was impaired, while the Commercial reporting unit goodwill was not impaired. During the three and nine months ended September 30, 2026, the Company recorded a non-cash impairment charge of $101 million, as the carrying value of the tradename exceeded its fair value. See Footnote 6 for further information.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales, operating income and operating cash flow in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Also, the Company typically tends to generate the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers. In addition, uncertainty still remains over the volatility and direction of future consumer and customer demand patterns, as well as inflationary pressures inclusive of the impact of tariffs. Accordingly, the Company’s results of operations and cash flows for the three and nine months ended September 30, 2026 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2026.

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

Sales of Accounts Receivable

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”). On September 2, 2026, the Company and the financial institution amended the Customer Receivables Purchase Agreement, effective September 14, 2026, to reduce the purchase limit for eligible accounts receivable from $700 million to $625 million and granted the financial institution a first-priority lien in and the right of set-off against certain accounts receivables to the extent not sold under the Customer Receivables Purchase Agreement (as further described therein). The amendment also reduced the effective funding rate associated with the sold customer receivables.

During the nine months ended September 30, 2026 and 2025, the Company factored receivables pursuant to the Customer Receivables Purchase Agreement. The following table sets forth proceeds and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds received	$715	$798	$2,084	$2,138
Collected from customers and remitted to financial institution	790	870	2,050	2,030

Outstanding receivables sold under the Customer Receivables Purchase Agreement at September 30, 2026 and December 31, 2025 were approximately $300 million and $270 million, respectively.

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

Effective October 2, 2026, the Company renewed and amended its Receivables Facility, as further discussed in Footnote 15.

During the nine months ended September 30, 2026 and 2025, the Company factored receivables pursuant to the Receivables Facility. The following table sets forth proceeds and amount collected from customers and remitted to the financial institution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds received	$319	$303	$823	$846
Collected from customers and remitted to financial institution	323	315	815	864

Outstanding receivables sold under the Receivables Facility at September 30, 2026 and December 31, 2025 were approximately $135 million and $125 million, respectively.

Generally, for a receivable to be eligible under either program, the Company must have fulfilled its performance obligations and be contractually entitled to payment for such, based on a valid receivable that is not past due at the time of factoring the underlying receivable. The Company accounts for receivables sold to the financial institutions under both factoring agreements as a sale of financial assets and derecognizes the trade receivables from the Company’s Condensed Consolidated Balance Sheets. The Company classifies the proceeds received from the sales of accounts receivable to the financial institutions as an operating cash flow and collections of accounts receivables not yet remitted to the financial institutions as financing cash flow in the Condensed Consolidated Statements of Cash Flows, and such collections are classified as restricted cash (included in prepaid expenses and other current assets) on the Company’s Condensed Consolidated Balance Sheets. Restricted cash related to both programs was $26 million and $17 million at September 30, 2026 and December 31, 2025, respectively. The Company records the discounts as other (income) expense, net in the Condensed Consolidated Statements of Operations.

Supplier Finance Program Obligations

The Company has an arrangement with a third-party vendor which provides a service for the Company’s suppliers, at their sole discretion, to sell their receivables due from the Company to various financial institutions, who at their sole discretion, contract with the third-party vendor to participate in the supplier finance program (the “SF Program”).

The Company and its suppliers agree on contractual terms for the goods and services procured, including prices, quantities and payment terms, regardless of whether the supplier elects to participate in the SF Program. The suppliers sell goods or services, as applicable, to the Company and issue the associated invoices to the Company based on the agreed-upon contractual terms. Suppliers that participate in the SF Program, at their sole discretion, determine which invoices, if any, they want to sell to the third-party vendor. The suppliers’ voluntary inclusion of invoices in the SF Program does not change the Company’s existing contractual terms with its suppliers. The Company does not provide any guarantees or collateral under the SF Program, nor does it have any economic interest in a supplier’s decision to participate in the SF Program. Supplier payment terms for those participating in the SF Program averaged approximately 119 days. Amounts due to suppliers participating in the SF Program are included in accounts payable in the Condensed Consolidated Balance Sheets and amounts paid to suppliers participating in the SF Program are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows. The value of invoices participating in the SF Program and payments made to the third-party vendor under the SF Program during the third quarter of 2026 were both not material. Outstanding payment obligations due to the third-party vendor under the SF Program were not material at September 30, 2026 and December 31, 2025.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, accounts receivable, investment securities, accounts payable, derivative instruments and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. For publicly traded investment securities, including mutual funds, fair value is determined on the basis of quoted market prices and, accordingly, such investments are classified as Level 1 of the fair value hierarchy. The fair value of such investments was $217 million and $81 million at September 30, 2026 and December 31, 2025, respectively. As disclosed in the Company’s most recent Annual Report on Form 10-K, filed on February 13, 2026, in 2025 the Company approved resolutions to terminate certain of its supplemental executive retirement plans (“SERPs”), which provide nonqualified defined-

benefit-style retirement benefits to certain senior executives, and authorized qualified distributions under such plans. In connection with the termination, the Company surrendered certain company-owned life insurance policies and received cash surrender proceeds of approximately $105 million, which were subsequently invested in money market funds during the third quarter of 2026, which were classified as prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The Company plans to liquidate such money market funds in anticipation of settling the related benefit obligations through lump-sum payments made to participants in the fourth quarter of 2026.

The fair values of the Company’s long-term debt and derivative instruments are disclosed in Footnotes 8 and 9, respectively. The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis, include property, plant and equipment, goodwill, intangible assets and certain other assets. Refer to Footnote 6 for information regarding the fair values of goodwill and intangible assets. In addition, the Company adjusts its pension asset values to fair value on an annual basis.
Footnote 2 — Accumulated Other Comprehensive Income (Loss)

The following table displays the changes in Accumulated Other Comprehensive Income (Loss) (“AOCL”) by component, net of tax, for the nine months ended September 30, 2026 (in millions):

	Cumulative Translation Adjustment	Pension and Postretirement Costs	Derivative Financial Instruments	AOCL
Balance at December 31, 2025	$(783)	$(195)	$(12)	$(990)
Other comprehensive income before reclassifications (a)	17	3	(2)	18
Amounts reclassified to earnings (b)	—	19	7	26
Net current period other comprehensive income	17	22	5	44
Balance at September 30, 2026	$(766)	$(173)	$(7)	$(946)

(a)Includes income tax provision (benefit) allocated to AOCL as follows $19 million, $3 million, $1 million and $23 million, respectively.
(b)Income tax provision (benefit) for both the three and nine months ended September 30, 2026 and 2025 were not material. Pension and postretirement costs presented are primarily classified in other (income) expense, net within the Condensed Consolidated Statements of Operations. Refer to Footnote 9 for the statements of operations classifications of the Company’s various types of derivative financial instruments.

Reclassifications from AOCL to the results of operations on a before and after-tax basis for the three and nine months ended September 30, 2026 and 2025 were not material for any of the periods presented.

Footnote 3 — Restructuring

To better align its resources with its strategy and operating model and to reduce the cost structure of its global operations, the Company commits to restructuring plans as necessary and as follows:

Global Productivity Plan

Building on the Company’s turnaround strategy, the Company announced a global productivity plan (the “Productivity Plan”) in December 2025 to further simplify processes, streamline overhead and redirect resources to higher-value activities. As part of the Productivity Plan, the Company will reduce its global workforce by over 900 employees primarily within professional and clerical functions, with limited impact on manufacturing or supply chain operations. Professional and clerical employee separations in the U.S. were mostly executed by the end of 2025, with international actions expected to occur in 2026, subject to applicable local law and consultation requirements. In addition, the Company closed approximately 20 Yankee Candle stores in the U.S. and Canada in January 2026 as part of a retail optimization initiative aligned with modern consumer shopping behaviors and the Company's multi-channel strategy. The Company expects to record $75 million to $90 million of restructuring and restructuring-related charges in connection with the Productivity Plan, primarily for severance and associated costs, with most of the charges to be recognized by the end of 2026.

In connection with the Productivity Plan, the Company recorded restructuring and restructuring-related costs for the periods indicated as follows (in millions):

	Three Months Ended	Nine Months Ended	Incurred since inception
	September 30, 2026
Restructuring costs	$13	$28	$63
Restructuring-related costs	1	2	7
Total	$14	$30	$70

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

The Company recorded restructuring costs, net and restructuring-related costs in connection with various discrete initiatives as well as previously announced but substantially completed restructuring activities for the periods indicated as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring costs	$—	$5	$2	$22
Restructuring-related costs	2	3	3	23
Total	$2	$8	$5	$45

Restructuring costs, net incurred by reportable business segments for all restructuring activities for the periods indicated are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$3	$—	$7	$2
Learning and Development	7	2	9	3
Outdoor and Recreation	1	1	2	3
Corporate	2	2	12	14
	$13	$5	$30	$22

Accrued restructuring costs related to all restructuring activities for the nine months ended September 30, 2026 were as follows (in millions):

Balance at December 31, 2025	$34
Restructuring costs, net	30
Payments	(40)
Balance at September 30, 2026	$24

Footnote 4 — Inventories
Inventories are comprised of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials and supplies	$199	$165
Work-in-process	150	159
Finished products	1,247	957
	$1,596	$1,281

Footnote 5 — Property, Plant and Equipment, Net
Property, plant and equipment, net, is comprised of the following (in millions):

	September 30, 2026	December 31, 2025
Land	$67	$68
Buildings and improvements	558	543
Machinery and equipment	1,689	1,642
	2,314	2,253
Less: Accumulated depreciation	(1,158)	(1,044)
	$1,156	$1,209

Depreciation expense was $45 million and $47 million for the three months ended September 30, 2026 and 2025, respectively, and $138 million and $137 million for the nine months ended September 30, 2026 and 2025, respectively.

Footnote 6 — Goodwill and Other Intangible Assets, Net

Goodwill activity for the nine months ended September 30, 2026 is as follows (in millions):

			September 30, 2026
Segments	Net Book Value at December 31, 2025	Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Impairment Charges
Home and Commercial Solutions	$747	$—	$747	$4,052	$(3,305)
Learning and Development	2,354	(19)	2,335	3,422	(1,087)
Outdoor and Recreation	—	—	—	788	(788)
	$3,101	$(19)	$3,082	$8,262	$(5,180)

During the third quarter of 2026, the Company concluded that a triggering event had occurred for the goodwill associated with the Commercial reporting unit, in the H&CS segment, as a result of a downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed a quantitative impairment test and concluded that the Commercial reporting unit goodwill was not impaired during the third quarter of 2026.

Other intangible assets, net, are comprised of the following (in millions):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Tradenames — indefinite life (a)	$254	$—	$254	$553	$—	$553
Tradenames — other (a)	685	(181)	504	537	(186)	351
Capitalized software	226	(112)	114	212	(95)	117
Customer relationships and distributor channels	1,014	(433)	581	1,013	(400)	613
	$2,179	$(726)	$1,453	$2,315	$(681)	$1,634

(a)During the first quarter of 2026, the Company concluded that certain tradenames with aggregate carrying values of $107 million no longer qualified as indefinite‑lived intangibles. The tradenames were assigned estimated useful lives of 15 years. The financial statement impact associated to such change will not be material to the Company’s Condensed Consolidated Statement of Operations.

Amortization expense for intangible assets was $32 million and $30 million for the three months ended September 30, 2026 and 2025, respectively and $96 million and $94 million for the nine months ended September 30, 2026 and 2025, respectively.

During the third quarter of 2026, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Commercial reporting unit, in the H&CS segment, as a result of a downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. During the three and nine months ended September 30, 2026, the Company recorded a non-cash impairment charge of $101 million, as the carrying value of the tradename exceeded its fair value. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradename would have resulted in an incremental impairment charge in the H&CS segment of $9 million. In addition, the Company concluded that the tradename, with a remaining carrying value of $87 million, no longer qualified as an indefinite‑lived intangible as of September 30, 2026. The tradename was assigned an estimated useful life of 15 years with amortization commencing on October 1, 2026. The financial statement impact associated with such change will not be material to the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements

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

At September 30, 2026, an indefinite-lived tradename in the H&CS segment was recorded at fair value based upon the Company’s impairment testing. The most significant unobservable input (Level 3) used to estimate the fair values of the Company's intangible assets is the discount rate. The discount rate used in the measurement was 11.5% for the indefinite-lived tradename.

Prior to the reclassification described above, the indefinite-lived tradename within the H&CS segment was fair valued at $87 million on a non-recurring basis in connection with a triggering event that occurred during the third quarter of 2026.

Footnote 7 — Supplemental Balance Sheet Information
Prepaid expenses and other current assets are comprised of the following (in millions):

	September 30, 2026	December 31, 2025
Other receivables (a)	$209	$102
Short-term investments (b)	122	—
Prepaid expenses	99	76
Restricted cash	26	17
Other	73	42
	$529	$237
(a)Balance at September 30, 2026 includes the IEEPA Tariffs refund receivable. See Footnote 14 for additional information.
(b)See Footnote 1 - Fair Value Measurements for additional information.
Other accrued liabilities are comprised of the following (in millions):

	September 30, 2026	December 31, 2025
Customer accruals	$526	$616
Accrued compensation	207	168
Operating lease liabilities	113	113
Other	672	567
	$1,518	$1,464
Footnote 8 — Debt
Debt is comprised of the following at the dates indicated (in millions):

	September 30, 2026	December 31, 2025
6.375% senior notes due 2027	$—	$497
8.500% senior notes due 2028	1,242	1,239
6.625% senior notes due 2029	475	492
6.375% senior notes due 2030	744	743
Asset-based revolving credit facility maturing 2031 (a)	215	—
6.250% senior notes due 2031	592	—
6.625% senior notes due 2032	495	495
5.375% senior notes due 2036	418	417
5.500% senior notes due 2046	658	658
Revolving credit facility (b)	—	130
Other debt	2	2
Total debt	4,841	4,673
Short-term debt and current portion of long-term debt	—	(130)
Long-term debt	$4,841	$4,543
(a)Included in long-term debt at September 30, 2026, based on maturity provisions described hereafter.
(b)Included in short-term debt and current portion of long-term debt at December 31, 2025.

Senior Notes

In August 2026, in an offering exempt from the registration requirements of the Securities Act of 1933 and all state securities laws, the Company completed the offering and sale of $600 million of 6.250% senior notes due 2031 (the “2031 Notes”) and received proceeds of $592 million, net of fees and expenses paid. The 2031 Notes were issued pursuant to an indenture, dated as of August 19, 2026, between the Company and U.S. Bank Trust Company, National Association (the “Indenture”). The Indenture provides, among other things, that the 2031 Notes are the senior unsecured obligations of the Company and include covenants that limit the ability of the Company and its subsidiaries to incur or guarantee additional debt, create or permit certain liens, redeem or repurchase certain debt, consummate certain asset sales, make certain loans and investments, consolidate, merge, or sell all or substantially all of the Company and its subsidiaries assets, enter into certain transactions with affiliates and pay distributions on, or redeem or repurchase the Company’s capital stock, subject in each case to certain qualifications and exceptions, including the termination of certain of these covenants upon the 2031 Notes receiving investment grade credit ratings. The Company used the net proceeds from the sale of the 2031 Notes to redeem in full its outstanding 6.375% senior notes due 2027 (the “2027 Notes”), pay related fees and expenses in connection with the offering and the redemption, and repay a portion of outstanding borrowings under its ABL Credit Facility (defined hereafter).

On August 20, 2026, the Company fully redeemed its 2027 Notes at a redemption price equal to 101.530% of the outstanding aggregate principal amount of the notes. The total consideration was approximately $508 million. The Company also paid accrued and unpaid interest to, but not including, the redemption date. The Company recorded $13 million loss on debt extinguishment, primarily composed of prepayment premiums and deferred loss on terminated interest rate swaps. See Footnote 9 for information on the interest rate swaps.

Revolving Credit Facility

On July 30, 2026 (the “Closing Date”), the Company, Newell Brands Ireland Services DAC, as a subsidiary borrower, and certain domestic and foreign subsidiary guarantors (the “Guarantors”), entered into a five-year asset-based revolving credit facility (the “ABL Credit Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., as administrative agent, pursuant to an ABL credit agreement governing the ABL Credit Facility (the “ABL Credit Agreement”). The ABL Credit Agreement provides for the ABL Credit Facility in the amount of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property. The ABL Credit Agreement also includes an uncommitted accordion feature whereby the Company can request certain lenders to increase commitments under the ABL Credit Facility by an aggregate amount not to exceed $500 million subject to certain conditions. Borrowings under the ABL Credit Agreement may be used for working capital needs and other general corporate purposes, including, on the Closing Date, the repayment and replacement of the Company's $1.00 billion senior secured revolving credit facility (the “Credit Revolver”) maturing in August 2027. On the Closing Date, the Company incurred $490 million of borrowings and used $490 million of such borrowings under the ABL Credit Agreement to repay borrowings under and refinance and replace the Credit Revolver. Included in the loss on extinguishment of debt was $3 million of unamortized deferred financing costs related to the Credit Revolver.

The ABL Credit Agreement (i) requires the Company to satisfy a Consolidated Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) if borrowings exceed certain levels relative to capacity on each date during certain compliance testing periods and (ii) requires the Company and the Guarantors to grant a lien and security interest in certain assets consisting of, without limitation, deposit accounts, accounts receivable, inventory, equipment, intellectual property and certain other assets related to the foregoing in Eligible Jurisdictions (as defined in the ABL Credit Agreement).

Borrowings under the ABL Credit Facility denominated in U.S. Dollars bear interest based on the term secured overnight financing rate (“SOFR”) or daily SOFR or the alternate base rate, in each case, plus an applicable margin. The applicable margin is determined by reference to a pricing grid set forth in the ABL Credit Agreement based on the Company’s availability under the ABL Credit Facility, ranging from 1.50% to 2.00% for SOFR-based loans and 0.50% to 1.00% for alternate base rate loans. In addition, any unused portion of the ABL Credit Facility is subject to a commitment fee, also determined by reference to the pricing grid, ranging from 0.25% to 0.30%, based upon the Company’s average quarterly availability. Borrowings in certain foreign currencies bear interest at the applicable currency-specific benchmark rate plus the margin applicable to SOFR-based loans.

The ABL Credit Facility matures on the earlier of (i) July 30, 2031, as such date may be extended in accordance with the ABL Credit Agreement, and (ii) solely to the extent that any indebtedness in an aggregate principal amount of $125 million or more (“Material Indebtedness”) is outstanding as of the 91st day prior to the then earliest scheduled maturity date of such Material Indebtedness and each day thereafter until and including the scheduled maturity date of such Material Indebtedness, the date that is 91 days prior to the then-stated maturity date of such Material Indebtedness. Borrowings under the ABL Credit Facility are classified as long-term debt as the facility has a contractual maturity date beyond twelve months from the balance sheet date.

In addition to outstanding borrowings under the ABL Credit Facility, availability under the ABL Credit Facility is subject to change in accordance with the terms of the ABL Credit Agreement, including in response to changes in the Company’s borrowing base or outstanding letters of credit under the ABL Credit Facility. At September 30, 2026, there was $741 million of availability under the ABL Credit Facility, based on the borrowing base and prior to giving effect to outstanding borrowings and letters of credit. The ABL Credit Facility provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the ABL Credit Facility. At September 30, 2026, the Company had approximately $46 million of outstanding standby letters of credit issued against the ABL Credit Facility and $215 million of outstanding borrowings under the ABL Credit Facility, resulting in a net availability of approximately $480 million.

Other

The indentures governing the Company’s senior notes contain usual and customary nonfinancial covenants, with the 8.500% notes due 2028, 6.375% notes due 2030 and 6.625% notes due 2032 containing additional covenants as described in Footnote 8 of the Notes to the Consolidated Financial Statements in the Company’s most recent Annual Report on Form 10-K, filed on February 13, 2026.

Weighted average interest rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total debt	6.7%	6.6%	6.8%	6.3%
Short-term debt	6.1%	6.8%	5.9%	6.8%

The fair value of the Company’s senior notes are based upon prices of similar instruments in the marketplace and are as follows (in millions):

	September 30, 2026		December 31, 2025
	Fair Value	Book Value	Fair Value	Book Value
Senior notes	$4,576	$4,624	$4,493	$4,541

The carrying value of the ABL Credit Facility approximates fair value due to the variable-rate nature of the borrowings.

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

In August 2026, in conjunction with the redemption of the 2027 Notes, the Company terminated the interest rate swaps with an aggregate notional amount of $500 million that has been designated as fair value hedge against the principal of the 2027 Notes, prior to their maturity in September 2027. As a result of the early termination, the Company recognized an immaterial amount of loss, included in loss on extinguishment of debt in the Condensed Consolidated Statements of Operations. See Footnote 8 for additional information on the redemption of the 2027 Notes.

At September 30, 2026, the Company had approximately $500 million notional amount of interest rate swaps due September 2029 that exchange a fixed rate of interest for a variable rate of interest plus a weighted average spread. These floating rate swaps are designated as fair value hedges against the principal of the 6.625% senior notes due 2029 for the remaining life of the notes. The effective portion of the fair value gains or losses on these swaps is offset by fair value adjustments in the underlying debt.

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

During the three months ended September 30, 2026 and 2025, the Company recognized income of $6 million and $9 million, respectively and during the nine months ended September 30, 2026 and 2025, recognized income of $19 million and $26 million respectively, in interest expense, net, related to the portion of cross-currency swaps excluded from hedge effectiveness testing.

Foreign Currency Contracts

The Company uses forward foreign currency contracts to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales with maturity dates through June 2027. The derivatives used to hedge these forecasted transactions that meet the criteria for hedge accounting are accounted for as cash flow hedges. The effective portion of the gains or losses on these derivatives is deferred as a component of AOCL until it is recognized in earnings at the same time that the hedged item affects earnings and is included in the same caption (net sales and cost of products sold) in the Company’s Condensed Consolidated Statement of Operations as the underlying hedged item. At September 30, 2026, the Company had outstanding forward foreign currency contracts with notional amount of approximately $119 million that are designated as cash flow hedges of forecasted inventory purchases and sales.

The Company also uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2026, the Company had approximately $1.25 billion notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through September 2027. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s Condensed Consolidated Statement of Operations.

Fair Value Measurements

The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2 of the fair value hierarchy. At September 30, 2026 and December 31, 2025, the fair value of the Company’s derivative financial instruments designated as effective hedges were not material by type of instrument, with the exception of cross-currency swaps included in other noncurrent liabilities. At September 30, 2026, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $20 million, $107 million (including cross-currency swaps of $100 million) and $97 million (including cross-currency swaps of $81 million), respectively. At December 31, 2025, the fair value of the derivatives, designated as effective hedges, were recorded in prepaid expenses and other current assets, other accrued liabilities, and other noncurrent liabilities of $13 million, $68 million, and $196 million (including cross-currency swaps of $192 million), respectively. The fair value of the Company’s derivative financial instruments not designated as effective hedges were not material at September 30, 2026 and December 31, 2025.

Gain or loss activity related to the Company’s interest rate swaps and foreign currency contract derivative financial instruments, designated or previously designated as effective hedges and recognized in other comprehensive income (effective portion) were not material to any of the periods presented, except for cross-currency swaps. For the three months ended September 30, 2026 and 2025, the Company recognized gain of $19 million and $14 million, respectively, related to its cross-currency swaps, and for the nine months ended September 30, 2026 and 2025, recognized a gain of $80 million and loss of $275 million, respectively.

The amount reclassified from AOCL to income has been presented in Footnote 2. The gain or loss activity recognized related to derivatives that are not designated as hedging instruments were not material for the periods presented. Gains and losses on these derivatives are mostly offset by foreign currency movement in the underlying exposure.

At September 30, 2026, net deferred losses to be reclassified to earnings over the next twelve months are not expected to be material.

Footnote 10 — Income Taxes

The Company’s effective income tax rates for the three months ended September 30, 2026 and 2025 were a benefit of 12.0% and provision of 50.0%, respectively, and for the nine months ended September 30, 2026 and 2025 were a provision of 119.0% and 48.3%, respectively, reflecting a year-over-year decrease in forecasted pretax book income combined with an increase in income tax benefits.

The differences between the U.S. federal statutory income tax rate of 21.0% and the Company’s effective income tax rate for the three and nine months ended September 30, 2026 and 2025 were impacted by a variety of factors, primarily resulting from the geographic mix of where the income was earned, as well as certain taxable income inclusion items in the U.S. based on foreign earnings.

The three and nine months ended September 30, 2026 were impacted by certain discrete items. Income tax expense for the three months ended September 30, 2026 included discrete benefits of $28 million associated with the non-cash impairment charge, $14 million due to the finalization of the U.S. federal tax return, and $5 million related to settlement of certain pension plans in the United Kingdom. Income tax expense for the nine months ended September 30, 2026 also included a discrete expense of $24 million, primarily attributable to the tax effect of the IEEPA Tariffs refund recognized during the second quarter related to amounts previously expensed in 2025.

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

Other Matters

In July 2024, the Company filed a petition in the U.S. Tax Court disputing a proposed assessment by the IRS of $80 million in additional taxes and approximately $34 million in penalties plus additional interest to be calculated upon final settlement, related to the transfer pricing of services performed by certain of the Company’s foreign affiliates for the tax years 2011 through 2015. The Company believes it has recorded adequate reserves for any adjustments that may ultimately result from the matter. However, if the IRS were to prevail and the final assessment of additional tax, interest and penalties exceeds the Company's current reserves, such outcome could have a material adverse effect on the Company’s financial position and results of operations.

Footnote 11 — Weighted Average Shares Outstanding

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted-average shares outstanding	425.9	419.1	424.2	417.9
Dilutive securities (a)	—	4.4	—	4.5
Diluted weighted-average shares outstanding	425.9	423.5	424.2	422.4

(a)For the three and nine months ended September 30, 2026, 9.9 million and 7.7 million, respectively, potentially dilutive share-based awards were excluded as their effect would be anti-dilutive.

At September 30, 2026 and 2025, there were no potentially dilutive share awards with performance-based targets that were not met.

The computation of diluted weighted-average shares outstanding excludes approximately 3.7 million and 8.9 million potential common shares for the three and nine months ended September 30, 2026, respectively and approximately 15.6 million and 13.6 million potential common shares for the three and nine months ended September 30, 2025, respectively, as their effect would have been anti-dilutive.

Footnote 12 — Share-Based Compensation

During the nine months ended September 30, 2026, primarily in connection with its annual grant, the Company granted 3.2 million performance-based restricted stock units (“RSUs”), with an aggregate grant date fair value of $15 million. These performance-based RSUs entitle the recipients to shares of the Company’s common stock and vest approximately at the end of a three-year period, subject to continued employment. The actual number of shares that will ultimately be paid upon vesting is dependent on the level of achievement of the specified performance conditions.

During the nine months ended September 30, 2026, primarily in connection with its annual grant, the Company also granted 9.8 million time-based RSUs with an aggregate grant date fair value of $44 million. These time-based RSUs entitle recipients to shares of the Company’s common stock and generally vest in annual installments approximately over a three-year period, subject to continued employment.

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

The Company’s results by segment are as follows (in millions):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$1,873	$1,012	$692	$169	$1,806	$942	$681	$183
Cost of products sold	1,224	720	377	127	1,190	669	383	138
Segment SG&A	451	225	171	55	457	233	172	52
Other segment costs (b)	112	104	7	1	3	—	2	1
Segment operating income (loss)	$86	$(37)	$137	$(14)	$156	$40	$124	$(8)
Corporate expenses (c)	59				37
Operating income	$27				$119
Interest expense, net	86				83
Loss on extinguishment of debt	16				—
Other income (expense), net	17				(6)
Income (loss) before income taxes	$(92)				$42

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation	Consolidated	Home and Commercial Solutions	Learning and Development	Outdoor and Recreation
Net sales (a)	$5,416	$2,695	$2,137	$584	$5,307	$2,646	$2,062	$599
Cost of products sold	3,442	1,911	1,102	429	3,503	1,897	1,159	447
Segment SG&A	1,310	667	473	170	1,315	685	476	154
Other segment costs (b)	119	108	9	2	8	2	3	3
Segment operating income (loss)	$545	$9	$553	$(17)	$481	$62	$424	$(5)
Corporate expenses (c)	201				170
Operating income	$344				$311
Interest expense, net	257				237
Loss on extinguishment of debt	16				13
Other expense, net	29				3
Income before income taxes	$42				$58

(a)All intercompany transactions have been eliminated.
(b)Other segment costs primarily include segment restructuring costs, net and impairment of an indefinite-lived intangible asset (see Footnotes 3 and 6, respectively, for further information).
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

Depreciation and amortization by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$37	$35	$110	$106
Learning and Development	15	18	47	51
Outdoor and Recreation	6	8	21	23
Corporate	19	16	56	51
	$77	$77	$234	$231

Capital expenditures by segment are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Home and Commercial Solutions	$15	$20	$50	$56
Learning and Development	9	10	21	31
Outdoor and Recreation	8	6	17	15
Corporate	15	23	43	75
	$47	$59	$131	$177

Assets by segment are as follows at (in millions):

	September 30, 2026	December 31, 2025
Home and Commercial Solutions	$3,841	$3,771
Learning and Development	3,850	3,797
Outdoor and Recreation	520	495
Corporate	2,717	2,652
	$10,928	$10,715

The following table disaggregates net sales(a) by major product grouping for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial	$352	$331	$976	$976
Kitchen	501	475	1,328	1,290
Home Fragrance	159	136	391	380
Home and Commercial Solutions	1,012	942	2,695	2,646

Baby	269	273	785	749
Writing	423	408	1,352	1,313
Learning and Development	692	681	2,137	2,062

Outdoor and Recreation	169	183	584	599

	$1,873	$1,806	$5,416	$5,307

The following table disaggregates net sales(a) by geography(b) for the periods indicated (in millions):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$643	$369	$1,012	$607	$335	$942
Learning and Development	515	177	692	509	172	681
Outdoor and Recreation	85	84	169	93	90	183
	$1,243	$630	$1,873	$1,209	$597	$1,806

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	North America	International	TOTAL	North America	International	TOTAL
Home and Commercial Solutions	$1,677	$1,018	$2,695	$1,671	$975	$2,646
Learning and Development	1,619	518	2,137	1,549	513	2,062
Outdoor and Recreation	282	302	584	292	307	599
	$3,578	$1,838	$5,416	$3,512	$1,795	$5,307

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

The Company’s estimate of environmental remediation costs associated with these matters at September 30, 2026 was $29 million which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.

Lower Passaic River Matter

Over 100 entities, including the Company and its subsidiary, Berol Corporation (together, the “Company Parties”), have been identified as PRPs at the Diamond Alkali Superfund Site (the “Site”) pursuant to CERCLA. The Site is divided into four “operable units,” and the Company Parties have received notice letters in connection with Operable

Unit 4 and Operable Unit 2 (which is geographically subsumed within Operable Unit 4). The U.S. EPA has issued records of decision for Operable Units 2 and 4 with selected remedies that it has estimated to cost approximately $1.80 billion in the aggregate. In September 2017, the U.S. EPA announced an allocation process involving roughly 80 PRPs, with the intent of offering cash-out settlements to a number of parties. The allocation process has concluded, and the Company Parties were placed in the lowest tier of relative responsibility among allocation parties. On January 31, 2024, U.S. EPA filed a motion to enter a modified consent decree to resolve the liability of the Company Parties and other settlement parties for past and future CERCLA response costs at Operable Unit 2 and Operable Unit 4 (the “Consent Decree”), which the court granted on December 18, 2024 (the "Consent Decree Litigation"). The Court’s order entering the Consent Decree has been appealed. As of the date of this filing, the Company does not expect that its share of payments toward the Consent Decree, if the Consent Decree is upheld following appellate review, will be material to the Company.

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

The Company paid approximately $120 million and $20 million of IEEPA Tariffs during 2025 and 2026, respectively. The Company evaluated the probability and recoverability of IEEPA Tariffs previously paid and concluded that recovery was probable. Accordingly, during the second quarter of 2026, the Company recorded a receivable for the amounts previously paid, representing its best estimate of the expected refund for IEEPA Tariffs, with a corresponding reduction primarily to cost of products sold. During the second quarter of 2026, the Company recorded a pretax benefit of approximately $100 million related to IEEPA Tariffs expensed in the Company's Condensed Consolidated Statement of Operations in 2025 and a $38 million pretax benefit related to IEEPA Tariffs expensed in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026 (including $26 million expensed during the first quarter of 2026). The aggregate IEEPA Tariffs receivable and an immaterial amount of interest were recorded within prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2026. During the three months ended September 30, 2026, the Company received approximately $107 million in refund payments and an immaterial amount of related interest. See Footnote 7 for additional information.

The Company has been named as a defendant in two putative class action lawsuits filed on May 22, 2026 and July 6, 2026 and now consolidated in the United States District Court for the Northern District of Georgia, alleging that the Company received windfall profits due to price increases taken in response to the invalidated IEEPA Tariffs and seeking a return of the above described IEEPA Tariff refund to affected consumers. The Company intends to vigorously defend this litigation.

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

At September 30, 2026, the Company had approximately $64 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical expenses.

Footnote 15 — Subsequent Event

Effective as of October 2, 2026, the Company renewed and amended the Receivables Facility. As part of the renewal, the scheduled termination date was extended to October 1, 2027; the facility limit on factored receivables outstanding was amended to $75 million; obligor concentration limits were increased; and debt rating criteria were adjusted.

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

Forward-Looking Statements
Forward-looking statements in this Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements generally can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “could,” “resume,” “are confident that,” “remain optimistic that,” “seek to,” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results may differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to:
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
•the Company’s ability to improve productivity, reduce complexity and streamline operations, including but not limited to successful implementation of Enterprise Resource Planning System consolidation and other technology and operational simplification projects;
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
•the impact on the Company’s operations and financial condition resulting from the current global macroeconomic environment, including the impact of tariffs imposed by the U.S. and retaliatory tariffs imposed by foreign countries, and the Company’s ability to effectively execute its mitigation plans, including securing receipt of tariff refunds and defending related litigation;
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

Recent Developments

Update on Tariffs and Geopolitical Conflicts

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, invalidating tariffs imposed under that statute in 2025 and early 2026 (the “IEEPA Tariffs”). The ruling, however, did not address the availability, timing or mechanics of potential refunds. On March 4, 2026, the U.S. Court of International Trade directed U.S. Customs and Border Protection (the “CBP”) to facilitate refunds of IEEPA Tariffs. Subsequently, CBP commenced development of a process to facilitate refunds of previously paid IEEPA Tariffs, including applicable interest. Since the invalidation of the IEEPA Tariffs, the U.S. presidential administration has imposed additional new tariffs affecting the Company on a temporary basis under Section 122 of the Trade Act of 1974 and on a long-term basis under Section 301 of the Trade Act of 1974, and has also proposed the imposition of additional tariffs under Section 301. The Company paid approximately $120 million and $20 million of IEEPA Tariffs during 2025 and 2026, respectively. During the second quarter of 2026, the Company recorded a receivable for the aggregate amount of IEEPA Tariffs paid and an immaterial amount of related interest. During the three months ended September 30, 2026, the Company received approximately $107 million of IEEPA Tariff refund payments and an immaterial amount of related interest.

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

The Company continues to operate in a highly uncertain trade environment. Uncertainty persists regarding the scope, rates and duration of existing and potential additional U.S. tariffs, including tariffs imposed under authorities other than IEEPA; the outcome and implementation of ongoing trade negotiations; the availability and duration of product-specific tariff exclusions; retaliatory measures by other countries and the potential for further escalation; and the evolving legal landscape. Changes in trade policy, related legal challenges and geopolitical responses could adversely affect the Company’s costs, supply chain, operating results and financial condition.

See “Results of Operations” and Footnotes 1 and 14 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Credit Revolver Refinancing

On July 30, 2026, the Company, Newell Brands Ireland Services DAC, as a subsidiary borrower, and certain domestic and foreign subsidiary guarantors, entered into a five-year asset-based revolving facility (the “ABL Credit Facility”) that provides for borrowings of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property, pursuant to an ABL credit agreement governing the ABL Credit Facility (the “ABL Credit Agreement”). The ABL Credit Agreement also includes an uncommitted accordion feature whereby the Company can request certain lenders to increase commitments under the ABL Credit Facility by an aggregate amount not to exceed $500 million subject to certain conditions.

Debt Issuance and Redemption

In August 2026, the Company completed the offering and sale of $600 million of 6.250% senior notes due 2031 (the “2031 Notes”) and received proceeds of approximately $592 million, net of fees and expenses paid. The Company used the proceeds of the offering to fully redeem its outstanding 6.375% senior notes due 2027 (the “2027 Notes”) at a redemption price equal to 101.530% of the outstanding aggregate principal amount of the notes. The total consideration was approximately $508 million. The Company also paid accrued and unpaid interest to, but not including, the redemption date.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information on the ABL Credit facility and on debt issuance and redemption.

Amendments to Accounts Receivable Facilities

The Company maintains a factoring agreement with a financial institution to sell certain customer receivables (the “Customer Receivables Purchase Agreement”). On September 2, 2026, the Company and the financial institution amended the Customer Receivables Purchase Agreement to reduce the purchase limit for eligible accounts receivable from $700 million to $625 million and granted the financial institution a first-priority lien and the right of set-off (as defined in the agreement). The amendment became effective September 14, 2026.

On October 2, 2026, the Company renewed and amended its three-year factoring agreement with a financial institution to sell certain customer receivables through a wholly-owned special purpose entity of eligible accounts receivable without recourse on a revolving basis (the “Receivables Facility”). Certain terms of the Receivables Facility were also amended as part of the renewal, which included among others: the scheduled termination date was extended to October 1, 2027; the facility limit on the factored receivables outstanding was adjusted to $75 million; obligor concentration limits were increased; and the debt rating criteria were adjusted.

See Footnote 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

Intangible Asset Impairment

During the third quarter of 2026, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Commercial reporting unit, in the H&CS segment, as a result of a downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. During the three and nine months ended September 30, 2026, the Company recorded a non-cash impairment charge of $101 million, as the carrying value of the tradename exceeded its fair value. See Footnotes 1 and 6 of the Notes to Unaudited Condensed Consolidated Financial Statements and Significant Accounting Policies and Estimates for additional information.

Results of Operations

Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

Consolidated Operating Results

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,873	$1,806	$67	3.7%
Gross profit	649	616	33	5.4%
Gross margin	34.7%	34.1%

Operating income	27	119	(92)	(77.3)%
Operating margin	1.4%	6.6%

Interest expense, net	86	83	3	3.6%
Loss on extinguishment of debt	16	—	16	100.0%
Other (income) expense, net	17	(6)	23	NM
Income (loss) before income taxes	(92)	42	(134)	NM

Income tax provision (benefit)	(11)	21	(32)	NM
Income tax rate	12.0%	50.0%

Net income (loss)	$(81)	$21	$(102)	NM

Diluted earnings (loss) per share	$(0.19)	$0.05
NM - NOT MEANINGFUL

Net sales for the three months ended September 30, 2026 increased approximately 4%. The increase was driven by higher net sales in the H&CS segment and to a lesser extent in the L&D segment, which were partially offset by a decline in the O&R segment. Net sales increased primarily due to contributions from launches of product innovation and distribution gains. Changes in foreign currency favorably impacted net sales by $8 million, or less than 1%.

Gross profit increased by approximately $33 million, or 5% compared to the prior year, primarily reflecting higher net sales in the H&CS and L&D segments and gross productivity, partially offset by inflationary pressures. Gross margin improved to 34.7% as compared with 34.1% in the prior year.

Notable items, other than those noted above, impacting operating income for the three months ended September 30, 2026 and 2025 were as follows (in millions):

	Three Months Ended September 30,
	2026	2025
Impairment of intangible asset (a)	$101	$—
Restructuring and restructuring-related costs (b) (c)	16	8
Transaction costs and other (d)	17	11
	$134	$19

(a)See Footnote 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(b)See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(c)Restructuring-related costs reported in selling, general and administrative expense (“SG&A”) for the three months ended September 30, 2026 was $3 million, primarily related to facility closures associated with previously announced but substantially completed restructuring activities. For the three months ended September 30, 2025, restructuring-related costs reported in SG&A was $3 million and primarily related to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities.
(d)Transaction costs and other for the three months ended September 30, 2026 primarily related to expenses for certain legal proceedings, write-off of assets not placed into service and hyperinflationary currency movements. Transaction costs and other for the three months ended September 30, 2025 includes expenses for certain legal proceedings and completed divestitures, costs of a product recall, fire-related losses and hyperinflationary currency movements.

Operating income was $27 million, compared to $119 million in the prior year period. The decrease is primarily due to a non-cash impairment charge of $101 million for an indefinite-lived intangible asset in the H&CS segment. Operating income was favorably impacted by a $33 million improvement in gross profit, due to factors discussed above, and savings from restructuring actions related to the Productivity Plan, partially offset by a $28 million increase in incentive compensation primarily due to improved performance relative to targets under the Company’s Management Bonus Plan.

Interest expense, net increased due to higher interest rates and lower interest income. The weighted average interest rates for the three months ended September 30, 2026 and 2025 were approximately 6.7% and 6.6%, respectively.

The $16 million loss on the extinguishment of debt for the three months ended September 30, 2026, relates to the redemption of the Company’s 2027 Notes and the refinancing and replacement of the Company’s $1.00 billion senior secured revolving credit facility maturing in August 2027 (the “Credit Revolver”).

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding interest expense and the loss on extinguishment of debt.

Other expense, net for three months ended September 30, 2026 and 2025 includes the following items (in millions):

	Three Months Ended September 30,
	2026	2025
Foreign exchange losses, net	$2	$6
Discount on factored receivables	5	6
Pension settlement costs	19	—
Gain from sale of investment	—	(12)
Other, net	(9)	(6)
	$17	$(6)

The income tax benefit for the three months ended September 30, 2026 was $11 million, compared to provision of $21 million for the three months ended September 30, 2025. The Company’s effective income tax rates for the three months ended September 30, 2026 and 2025 were 12.0% and 50.0%, respectively. The income tax benefit for the three months ended September 30, 2026 was impacted by certain discrete benefits associated with the non-cash impairment charge, finalization of U.S. federal tax return and settlement of certain pension plans in the United Kingdom. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results

Home and Commercial Solutions

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$1,012	$942	$70	7.4%
Operating income (loss)	(37)	40	(77)	NM
Operating margin	(3.7)%	4.2%
NM - NOT MEANINGFUL

H&CS net sales for the three months ended September 30, 2026 increased approximately 7%, reflecting growth across all of its business units, primarily due to contributions from launches of product innovations and net distribution gains. Changes in foreign currency also favorably impacted net sales by $10 million, or approximately 1%.

Operating loss for the three months ended September 30, 2026 was $37 million as compared to operating income of $40 million in the prior year. Operating results were negatively impacted by a non-cash impairment charge of $101 million for an indefinite-lived intangible asset, partially offset by improvement in gross profit primarily due to higher net sales and gross productivity, which more than offset inflationary pressures, as well as savings from restructuring actions related to the Productivity Plan.

Learning and Development

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$692	$681	$11	1.6%
Operating income	137	124	13	10.5%
Operating margin	19.8%	18.2%

L&D net sales for the three months ended September 30, 2026 increased approximately 2%, as growth in the Writing business was partially offset by a slight decline in the Baby business. The increase in the Writing business was primarily driven by a strong back-to-school season and launches of product innovations. The decline in the Baby business was due to weaker demand in certain markets, partially offset by contributions from launches of product innovations. Changes in foreign currency had an immaterial impact to net sales.

Operating income for the three months ended September 30, 2026 increased to $137 million as compared to $124 million in the prior-year period, reflecting $17 million of improvement in gross profit due to gross productivity, partially offset by inflationary pressures, and higher advertising and promotion costs to support new product launches.

Outdoor and Recreation

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$169	$183	$(14)	(7.7)%
Operating loss	(14)	(8)	(6)	(75.0)%
Operating margin	(8.3)%	(4.4)%

O&R net sales for the three months ended September 30, 2026 decreased approximately 8%, mainly reflecting weaker demand and product line exits, partially offset by launches of product innovations. Changes in foreign currency had an immaterial impact to net sales.

Operating loss for the three months ended September 30, 2026 was $14 million as compared to $8 million in the prior-year period. The decrease primarily reflects a decline in gross profit due to lower net sales and $4 million increase in advertising and promotion spending to support new market entry initiatives and new product launches.

Results of Operations

Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

Consolidated Operating Results

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$5,416	$5,307	$109	2.1%
Gross profit	1,974	1,804	170	9.4%
Gross margin	36.4%	34.0%

Operating income	344	311	33	10.6%
Operating margin	6.4%	5.9%

Interest expense, net	257	237	20	8.4%
Loss on extinguishment of debt	16	13	3	23.1%
Other expense, net	29	3	26	NM
Income before income taxes	42	58	(16)	(27.6)%

Income tax provision	50	28	22	78.6%
Income tax rate	119.0%	48.3%

Net income (loss)	$(8)	$30	$(38)	NM
Diluted earnings (loss) per share	$(0.02)	$0.07
NM - NOT MEANINGFUL

Net sales for the nine months ended September 30, 2026 increased approximately 2%. The increase was driven by higher net sales in the H&CS and L&D segments, which were partially offset by a decline in the O&R segment. Net sales were favorably impacted by launches of product innovations across all segments, stronger demand in certain markets and favorable net pricing, including a $25 million contribution from a refinement of estimates related to customer programs, reflecting better claims experience and improved deduction management. These favorable factors were offset by soft international demand. Changes in foreign currency favorably impacted net sales by $70 million, or approximately 1%.

Gross profit increased by approximately $170 million, or 9% compared to the prior year. Gross margin improved to 36.4% as compared with 34.0% in the prior year, reflecting the impact of higher net sales and recognition of a refund of approximately $100 million related to IEEPA Tariffs that were expensed in 2025. Gross profit was also favorably impacted by net pricing actions, including the $25 million contribution related to customer programs discussed above and gross productivity, which were partially offset by inflationary pressures. Changes in foreign currency exchange rates favorably impacted gross profit by $10 million, approximately 1%.

Notable items, other than those noted above, impacting operating income for the nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Impairment of intangible asset (a)	$101	$—
Restructuring and restructuring-related costs (b) (c)	35	45
Transaction costs and other (d)	31	15
	$167	$60

(a)See Footnote 6 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(b)See Footnote 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.
(c)Restructuring-related costs reported in cost of sales and SG&A for the nine months ended September 30, 2026 was $1 million and $4 million, respectively, primarily related to facility closures associated various discrete initiatives. For the nine months ended September 30, 2025, restructuring-related costs reported in cost of products sold and SG&A were $4 million and $19 million, respectively, and primarily related to facility closures associated with various discrete initiatives as well as previously announced but substantially completed restructuring activities.
(d)Transaction costs and other for the nine months ended September 30, 2026 primarily related to expense for certain legal proceedings, completed divestitures, write-off of assets not placed into service and hyperinflationary currency movements. Transaction costs and other for the nine months ended September 30, 2025 includes expenses for certain legal proceedings and completed divestitures, costs of a product recall, fire-related losses and hyperinflationary currency movements.

Operating income was $344 million, compared to $311 million in the prior year period. The improvement primarily reflects the factors that contributed to the $170 million increase in gross profit, savings from restructuring actions related to the Productivity Plan, and lower consulting and other professional service costs. These favorable impacts were mostly offset by a non-cash impairment charge of $101 million for an indefinite-lived intangible asset in the H&CS segment, a $45 million increase in incentive compensation primarily due to improved performance relative to targets under the Company’s Management Bonus Plan and a $19 million increase in advertising and promotion spending to support new market entry initiatives and new product launches.

Interest expense, net increased by $20 million due to higher interest rates and lower interest income. The weighted average interest rates for the nine months ended September 30, 2026 and 2025 were approximately 6.8% and 6.3%, respectively.

The $16 million loss on the extinguishment of debt for the nine months ended September 30, 2026, relates to the redemption of the Company’s 2027 Notes and the refinancing and replacement of the Credit Revolver. The $13 million loss on the extinguishment of debt for the nine months ended September 30, 2025, was related to the redemption of the Company’s 4.200% senior notes due 2026.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding interest expense and the loss on extinguishment of debt.

Other expense, net for nine months ended September 30, 2026 and 2025 includes the following items (in millions):

	Nine Months Ended September 30,
	2026	2025
Foreign exchange losses, net	$12	$8
Discount on factored receivables	16	19
Pension settlement costs	26	—
Gain from sale of investment	—	(12)
Other, net	(25)	(12)
	$29	$3

The income tax provision for the nine months ended September 30, 2026 was $50 million, compared to $28 million for the nine months ended September 30, 2025. The Company’s effective income tax rates for the nine months ended September 30, 2026 and 2025 were 119.0% and 48.3%, respectively. The income tax expense for the nine months ended September 30, 2026 includes a $24 million discrete tax expense primarily attributable to the tax effect of IEEPA Tariff refund recognized during the second quarter for amounts previously expensed in 2025, partially offset by discrete tax benefits associated with the non-cash impairment charge, the finalization of U.S. federal tax return and the settlement of certain pension plans in the United Kingdom. See Footnote 10 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results

Home and Commercial Solutions

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$2,695	$2,646	$49	1.9%
Operating income	9	62	(53)	(85.5)%
Operating margin	0.3%	2.3%

H&CS net sales for the nine months ended September 30, 2026 increased approximately 2% driven by increases in the Kitchen and Home Fragrance businesses. The increase was primarily attributable to launches of product innovation, net distribution gains and favorable net pricing including a $17 million contribution from a refinement of estimates related to customer programs. Changes in foreign currency favorably impacted net sales by $54 million, or approximately 2%.

Operating income for the nine months ended September 30, 2026 was $9 million as compared to $62 million in the prior year. Operating results were primarily impacted by a non-cash impairment charge of $101 million for an indefinite-lived intangible asset. The non-cash impairment charge was partially offset by higher gross profit of $35 million, reflecting the benefits of higher net sales, recording of a refund of approximately $30 million associated with IEEPA Tariffs expensed in 2025, pricing actions, including the $17 million contribution related to customer programs discussed above, and gross productivity, as well as savings from restructuring actions. These favorable factors were partially offset by inflationary pressures.

Learning and Development

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$2,137	$2,062	$75	3.6%
Operating income	553	424	129	30.4%
Operating margin	25.9%	20.6%

L&D net sales for the nine months ended September 30, 2026 increased approximately 4%. Net sales increased in both the Baby and the Writing businesses. The increase in the Baby business was primarily driven by contributions from launches of product innovation. The increase in the Writing business was due to contributions from launches of product innovations, net distribution gains and favorable net pricing including a $7 million contribution from a refinement of estimates related to customer programs. Changes in foreign currency favorably impacted net sales by $13 million, or approximately 1%.

Operating income for the nine months ended September 30, 2026 increased to $553 million as compared to $424 million in the prior-year period, reflecting the recording of a refund of approximately $63 million associated with IEEPA Tariffs expensed in 2025. The improvement in operating results is also due to higher net sales, gross productivity and net pricing actions, including the $7 million contribution related to customer programs discussed above. These favorable factors were partially offset by inflationary pressures and higher advertising and promotion costs.

Outdoor and Recreation

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change	% Change
Net sales	$584	$599	$(15)	(2.5)%
Operating loss	(17)	(5)	(12)	NM
Operating margin	(2.9)%	(0.8)%
NM - NOT MEANINGFUL

O&R net sales for the nine months ended September 30, 2026 decreased approximately 3%, reflecting soft demand, partially offset by favorable pricing and contributions from launches of product innovations. Changes in foreign currency had an immaterial favorable impact to net sales.

Operating loss for the nine months ended September 30, 2026 was $17 million as compared to $5 million in the prior-year period. The change in operating performance was attributable to a $12 million increase in advertising and promotion spending to support new market entry initiatives and new product launches. Operating income benefited from the recording of a refund of approximately $7 million associated with IEEPA Tariffs expensed in 2025.

Liquidity and Capital Resources
Liquidity

The Company believes the extent of the impact of the rapidly changing retail and consumer landscape, which reflects a continued focus by retailers on managing inventory levels, inflationary pressures and uncertainty regarding the volatility and direction of future demand patterns, on the Company’s future sales, operating results, cash flows, liquidity and financial condition, will continue to be driven by numerous evolving factors that the Company cannot accurately predict and that will vary. The Company has taken actions to further strengthen its financial position and balance sheet and to maintain financial liquidity and flexibility. The Company believes these actions and its cash generating capability, together with its borrowing capacity and available cash and cash equivalents, provide adequate liquidity, both in the near-term and longer-term, to fund its operations, support its growth platforms, pay down debt and debt maturities as they come due and execute its ongoing business initiatives. The Company regularly assesses its cash requirements and the available sources to fund these needs.

For further information, refer to Risk Factors in Part I - Item 1A and Recent Developments and Liquidity and Capital Resources in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's most recent Annual Report on Form 10-K, filed on February 13, 2026.

During the third quarter of 2026, the Company entered into a new ABL Credit Agreement that replaced the Credit Revolver and extended the facility's general maturity to 2031. The Company also amended the Customer Receivables Purchase Agreement, reducing the purchase limit for eligible accounts receivable from $700 million to $625 million. In addition, on October 2, 2026, the Company renewed and amended its Receivables Facility agreement, extending the scheduled termination date to October 1, 2027 and reducing the limit on the factored receivables outstanding to $75 million. See Recent Developments and Footnotes 1 and 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

At September 30, 2026, the Company had cash and cash equivalents of approximately $249 million, of which approximately $174 million was held by the Company’s non-U.S. subsidiaries.
Cash, cash equivalents and restricted cash increased (decreased) as follows for the nine months ended September 30, 2026 and 2025 (in millions):

	2026	2025	Increase (Decrease)
Cash provided by operating activities	$93	$103	$(10)
Cash used in investing activities	(112)	(115)	3
Cash provided by financing activities	76	59	17
Exchange rate effect on cash, cash equivalents and restricted cash	(2)	3	(5)
Increase in cash, cash equivalents and restricted cash	$55	$50	$5

The Company has historically generated the majority of its operating cash flow in the third and fourth quarters of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, customer program payments, working capital requirements and credit terms provided to customers.

Cash Flows from Operating Activities

The change in net cash provided by operating activities reflects unfavorable changes in working capital primarily due to inventory build to support anticipated sales and higher restructuring payments, partially offset by lower incentive compensation payments and partial receipt of tariff refunds.

Cash Flows from Investing Activities

The change in net cash used in investing activities was primarily due to a $46 million decrease in capital expenditures, partially offset by the net impact of life insurance proceeds, purchases of investment securities and certain hedging transactions.

Cash Flows from Financing Activities

The change in net cash provided by financing activities was primarily due to a net increase in proceeds from debt issuance and repayment, including increased borrowing under the ABL Credit Facility, partially offset by the repayment of the Credit Revolver. See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information on the ABL Credit Facility and debt issuance and redemption.

Capital Resources

The ABL Credit Facility provides for borrowings of up to $800 million, subject to a borrowing base comprised of, without limitation, qualified cash, accounts receivable, inventory, equipment and intellectual property. Borrowings may be used for working capital and other general corporate purposes. Borrowings under the facility are classified as long-term debt because its contractual maturity date is beyond twelve months from the balance sheet date.

In addition to outstanding borrowings under the ABL Credit Facility, availability under the ABL Credit Facility is subject to change in accordance with the terms of the ABL Credit Agreement, including in response to changes in the Company’s borrowing base or outstanding letters of credit under the ABL Credit Facility. At September 30, 2026, there was $741 million of availability under the ABL Credit Facility, based on the borrowing base and prior to giving effect to outstanding borrowings and letters of credit. The ABL Credit Facility provides for the issuance of up to $150 million of letters of credit, so long as there is sufficient availability for borrowing under the ABL Credit Facility. At September 30, 2026, the Company had approximately $46 million of outstanding standby letters of credit issued against the ABL Credit Facility and $215 million of outstanding borrowings under the ABL Credit Facility, resulting in a net availability of approximately $480 million.
Senior Notes

In August 2026, the Company completed the offering and sale of the 2031 Notes and used the proceeds of the offering to fully redeem its 2027 Notes.

See Footnote 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

The Company was in compliance with all of its debt covenants at September 30, 2026.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested and reviewed for impairment annually during the fourth quarter (on December 1), or more frequently if facts and circumstance warrant.

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

During the third quarter of 2026, the Company concluded that a triggering event had occurred for the goodwill associated with the Commercial reporting unit, within the H&CS segment, as a result of a downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed a quantitative impairment test and concluded that the Commercial reporting unit goodwill was not impaired. However, a hypothetical 10% reduction in forecasted earnings before interest, taxes, depreciation and amortization used in the discounted cash flow analysis would have resulted in an impairment charge of approximately $121 million against the Commercial reporting unit goodwill carrying value of $747 million.

Indefinite-lived Intangibles

The testing of indefinite-lived intangibles (primarily tradenames) under established guidelines for impairment also requires significant use of judgment and assumptions (such as cash flow projections, royalty rates, terminal values and discount rates). An indefinite-lived intangible asset is impaired by the amount its carrying value exceeds its estimated fair value. For impairment testing purposes, the fair value of indefinite-lived intangibles is determined using either the relief from royalty method or the excess earnings method. The relief from royalty method estimates the value of a tradename by discounting the hypothetical avoided royalty payments to their present value over the economic life of the asset. The excess earnings method estimates the value of the intangible asset by quantifying the residual (or excess) cash flows generated by the asset and discounts those cash flows to the present. The excess earnings methodology requires the application of contributory asset charges. Contributory asset charges typically include assumed payments for the use of working capital, tangible assets and other intangible assets. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations.

During the third quarter of 2026, the Company concluded that a triggering event had occurred for an indefinite-lived tradename in the Commercial reporting unit, in the H&CS segment, as a result of downward revision of forecasted cash flows primarily due to lower profitability expectations driven by higher operating costs, as well as rising interest rates, which increased the discount rate used in the fair value determination. The Company performed a quantitative impairment test and determined that the indefinite-lived tradename in the H&CS segment was impaired. As a result, the Company recorded a non-cash impairment charge of $101 million, as the carrying value of the individual assets exceeded their fair value. A hypothetical 10% reduction in the forecasted revenue and residual (excess) cash flows used in the excess earnings method applied in determining the fair value of the tradename would have resulted in an incremental impairment charge in the H&CS segment of $9 million.

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

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the Company’s CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table provides information about the Company’s purchases of equity securities during the three months ended September 30, 2026:

Calendar Month	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July	235,040	$5.83	—	$—
August	43,398	6.20	—	—
September	—	—	—	—
Total	278,438	$5.89	—
(a)Shares purchased during the three months ended September 30, 2026 were acquired by the Company based on their fair market value on the vesting date in order to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units.
Item 5. Other Information

None of the Company’s directors and officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
ITEM 4 — INSTRUMENTS DEFINING RIGHTS OF SECURITIES HOLDERS
4.1
Indenture, dated August 19, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 19, 2026, File No. 001-09608).

4.2	Form of 6.250% senior note due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 19, 2026, File No. 001-09608).
ITEM 10 — MATERIAL CONTRACTS
10.1
ABL Credit Agreement, dated as of July 30, 2026, among Newell Brands Inc., the Irish Borrower party thereto, the Subsidiary Guarantors from time to time party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2026, File No. 001-09608).

10.2
Second Amendment to Receivables Purchase Agreement, dated as of October 2, 2026, among Jarden Receivables, LLC, Newell Brands Inc., the Purchasers party thereto, the Group Agents party thereto, and the Royal Bank of Canada (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 2, 2026, File No. 001-09608).

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

NEWELL BRANDS INC. Registrant

Date:	October 30, 2026	/s/ Mark J. Erceg
Mark J. Erceg
Chief Financial Officer

Date:	October 30, 2026	/s/ Robert A. Schmidt
Robert A. Schmidt
Chief Accounting Officer